Form 10-Q
period 2015-06-30
ENCORE CAPITAL GROUP INC
filed 2015-08-10
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2015
Common Stock, $0.01 par value	25,237,121 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$138,158	$124,163
Investment in receivable portfolios, net	2,351,767	2,143,560
Receivables secured by property tax liens, net	316,299	259,432
Property and equipment, net	66,413	66,969
Deferred court costs, net	71,724	60,412
Other assets	199,689	197,666
Goodwill	969,928	897,933
Total assets	$4,113,978	$3,750,135
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$214,621	$231,967
Debt	3,134,187	2,773,554
Other liabilities	83,877	79,675
Total liabilities	3,432,685	3,085,196
Commitments and contingencies
Redeemable noncontrolling interest	27,924	28,885
Redeemable equity component of convertible senior notes	7,625	9,073
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,237 shares and 25,794 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	252	258
Additional paid-in capital	101,288	125,310
Accumulated earnings	555,436	498,354
Accumulated other comprehensive loss	(14,796)	(922)
Total Encore Capital Group, Inc. stockholders’ equity	642,180	623,000
Noncontrolling interest	3,564	3,981
Total equity	645,744	626,981
Total liabilities, redeemable equity and equity	$4,113,978	$3,750,135
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

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$39,518	$44,996
Investment in receivable portfolios, net	1,244,636	993,462
Receivables secured by property tax liens, net	96,212	108,535
Property and equipment, net	19,715	15,957
Deferred court costs, net	29,016	17,317
Other assets	46,062	80,264
Goodwill	742,272	671,434
Liabilities
Accounts payable and accrued liabilities	$119,187	$137,201
Debt	1,823,897	1,556,956
Other liabilities	18,367	8,724
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Revenue from receivable portfolios, net	$270,301	$248,231	$534,411	$485,799
Other revenues	13,112	14,149	27,522	25,498
Net interest income	6,943	6,815	14,086	11,639
Total revenues	290,356	269,195	576,019	522,936
Operating expenses
Salaries and employee benefits	67,545	64,355	135,293	122,492
Cost of legal collections	57,076	50,029	112,074	99,854
Other operating expenses	23,015	23,712	48,249	50,135
Collection agency commissions	8,466	7,482	19,151	15,758
General and administrative expenses	39,166	38,282	71,778	74,976
Depreciation and amortization	8,084	6,829	16,434	12,946
Total operating expenses	203,352	190,689	402,979	376,161
Income from operations	87,004	78,506	173,040	146,775
Other (expense) income
Interest expense	(46,250)	(43,218)	(88,553)	(81,180)
Other income	395	75	2,512	340
Total other expense	(45,855)	(43,143)	(86,041)	(80,840)
Income before income taxes	41,149	35,363	86,999	65,935
Provision for income taxes	(15,964)	(14,010)	(31,847)	(25,752)
Net income	25,185	21,353	55,152	40,183
Net loss attributable to noncontrolling interest	2,472	2,208	1,930	6,558
Net income attributable to Encore Capital Group, Inc. stockholders	$27,657	$23,561	$57,082	$46,741

Earnings per share attributable to Encore Capital Group, Inc.:

Basic	$1.07	$0.91	$2.20	$1.81
Diluted	$1.03	$0.86	$2.11	$1.68

Weighted average shares outstanding:
Basic	25,885	25,798	25,978	25,774
Diluted	26,919	27,492	27,117	27,790
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$25,185	$21,353	$55,152	$40,183
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on derivative instruments	(164)	706	349	2,229
Unrealized gain (loss) on foreign currency translation	8,426	3,299	(14,223)	3,513
Other comprehensive gain (loss), net of tax	8,262	4,005	(13,874)	5,742
Comprehensive income	33,447	25,358	41,278	45,925
Comprehensive loss (gain) attributable to noncontrolling interest:
Net loss	2,472	2,208	1,930	6,558
Unrealized (gain) loss on foreign currency translation	(930)	(618)	888	(470)
Comprehensive loss attributable to noncontrolling interests	1,542	1,590	2,818	6,088
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$34,989	$26,948	$44,096	$52,013
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$55,152	$40,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,434	12,946
Non-cash interest expense, net	18,436	13,974
Stock-based compensation expense	12,103	9,551
Deferred income taxes	765	9,616
Excess tax benefit from stock-based payment arrangements	(1,479)	(10,756)
Reversal of allowances on receivable portfolios, net	(7,219)	(6,652)
Changes in operating assets and liabilities
Deferred court costs and other assets	(21,819)	(9,025)
Prepaid income tax and income taxes payable	(23,648)	(9,038)
Accounts payable, accrued liabilities and other liabilities	(1,313)	1,574
Net cash provided by operating activities	47,412	52,373
Investing activities:
Cash paid for acquisitions, net of cash acquired	(237,873)	(303,532)
Purchases of receivable portfolios, net of put-backs	(356,302)	(475,121)
Collections applied to investment in receivable portfolios, net	334,587	325,451
Originations and purchases of receivables secured by tax liens	(139,820)	(85,014)
Collections applied to receivables secured by tax liens	76,876	53,216
Purchases of property and equipment	(10,642)	(8,943)
Other, net	1,292	—
Net cash used in investing activities	(331,882)	(493,943)
Financing activities:
Payment of loan costs	(6,574)	(14,673)
Proceeds from credit facilities	737,648	679,872
Repayment of credit facilities	(354,362)	(732,857)
Proceeds from senior secured notes	—	288,645
Repayment of senior secured notes	(7,500)	(7,500)
Proceeds from issuance of convertible senior notes	—	161,000
Proceeds from issuance of securitized notes	—	134,000
Repayment of securitized notes	(22,694)	(8,793)
Purchases of convertible hedge instruments	—	(33,576)
Repurchase of common stock	(33,185)	(16,815)
Taxes paid related to net share settlement of equity awards	(5,260)	(18,375)
Excess tax benefit from stock-based payment arrangements	1,479	10,756
Other, net	(5,757)	1,382
Net cash provided by financing activities	303,795	443,066
Net increase in cash and cash equivalents	19,325	1,496
Effect of exchange rate changes on cash and cash equivalents	(5,330)	(4,302)
Cash and cash equivalents, beginning of period	124,163	126,213
Cash and cash equivalents, end of period	$138,158	$123,407
Supplemental disclosures of cash flow information:
Cash paid for interest	$50,833	$54,672
Cash paid for income taxes, net	58,510	37,805
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$1,290	$3,766
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (“Cabot”), is a market leader in debt management in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts. Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) in February 2014, provides Cabot with substantial litigation-enhanced collection capabilities for non-performing accounts. Encore’s majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Encore’s majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. In addition, through Encore’s subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), the Company assists property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchases delinquent tax liens directly from selected taxing authorities.
Portfolio Purchasing and Recovery
United States
The Company purchases receivable portfolios based on robust, account-level valuation methods and employs a suite of proprietary statistical and behavioral models across the full extent of its operations. These methods and models allow the Company to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with its methods or goals and precisely align the accounts it purchases with its operational channels to maximize future collections. As a result, the Company has been able to realize significant returns from the receivables it acquires. The Company maintains strong relationships with many of the largest financial service providers in the United States.
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
On August 6, 2014, the Company acquired all of the outstanding equity interests of Atlantic Credit & Finance, Inc. (“Atlantic”) pursuant to a stock purchase agreement (the “Atlantic Acquisition”), on February 7, 2014, the Company, through its Cabot subsidiary completed its acquisition of Marlin (“the Marlin Acquisition”) and on June 1, 2015, Cabot completed the acquisition of Hillesden Securities Ltd (“dlc”). The condensed consolidated financial statements include the results of operations of subsidiaries from mergers and acquisitions, since the date of the respective acquisitions.
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

The impact of the reclassification was as follows (in thousands):

Six Months Ended June 30, 2014
Net cash flows provided by operating activities - as previously reported	$37,597
Impact of reclassification	$14,776
Net cash flows provided by operating activities - as reclassified	$52,373

Net cash flows provided by financing activities - as previously reported	$457,842
Impact of reclassification	$(14,776)
Net cash flows provided by financing activities - as reclassified	$443,066
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
On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. In May 2014, the Company repurchased 400,000 shares of its common stock for approximately $16.8 million. In May 2015, the Company repurchased 839,295 shares of common stock for approximately $33.2 million, which represented the remaining amount allowed under the share repurchase program.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding—basic	25,885	25,798	25,978	25,774
Dilutive effect of stock-based awards	196	651	283	800
Dilutive effect of convertible senior notes	838	1,043	856	1,195
Dilutive effect of warrants	—	—	—	21
Weighted average common shares outstanding—diluted	26,919	27,492	27,117	27,790

There were no anti-dilutive employee stock options outstanding during the three and six months ended June 30, 2015 or 2014.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. For the three and six months ended June 30, 2015 and 2014, diluted earnings per share included the effect of the common shares issuable upon conversion of the 2017 Convertible Notes, because the average stock price exceeded the conversion price of these notes. For the six months ended June 30, 2014, diluted earnings per share included the effect of the common shares issuable upon conversion of the 2020 Convertible Notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” and further described below, the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00 and the 2020 Convertible Notes to $61.55. On January 2, 2014, the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes have been converted.
In connection with the issuance of the 2017 Convertible Notes, the Company entered into privately negotiated transactions with certain counterparties and sold warrants to purchase approximately 3.6 million shares of its common stock. The warrants had an exercise price of $44.19. On December 16, 2013, the Company entered into amendments with the same counterparties to exchange the original warrants with new warrants with an exercise price of $60.00. All other terms and settlement provisions remain unchanged. The warrant restrike transaction was completed on February 6, 2014. Diluted earnings per share included the effect of these warrants for the six months ended June 30, 2014. The effect of the warrants was anti-dilutive for the three months ended June 30, 2014 and for the three and six months ended June 30, 2015.
Note 3: Business Combinations
dlc Acquisition
On June 1, 2015, Cabot acquired dlc, a U.K.-based acquirer and collector of non-performing unsecured consumer debt for approximately £181.6 million (approximately $276.2 million) (the “dlc Acquisition”). The dlc Acquisition was financed with borrowings under Cabot’s existing revolving credit facility and under Cabot’s new senior secured bridge facility. Refer to Note 10, “Debt” for further details of Cabot’s revolving credit facility and senior secured bridge facility.
The dlc Acquisition was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. The initial purchase price allocation presented below was based on the preliminary assessment of assets acquired and liabilities assumed, which is subject to change based on the final valuation study that is expected to be completed by the fourth quarter of 2015.

The components of the preliminary purchase price allocation for the dlc Acquisition were as follows (in thousands):

Purchase price:
Cash paid at acquisition	$268,391
Deferred consideration	7,781
Total purchase price	$276,172

Allocation of purchase price:
Cash	$30,518
Investment in receivable portfolios	215,988
Deferred court costs	760
Property and equipment	1,327
Other assets	2,384
Liabilities assumed	(44,335)
Identifiable intangible assets	6,075
Goodwill	63,455
Total net assets acquired	$276,172
The goodwill recognized is primarily attributable to synergies that are expected to be achieved by combining dlc and Cabot's existing contingent collections operations. The Company is still finalizing its analysis of the effects of these synergies which, when finalized, will be incorporated into dlc and Cabot’s estimated remaining collections. The entire goodwill of $63.5 million related to the dlc Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the dlc Acquisition were approximately $2.7 million for the three and six months ended June 30, 2015, and have been expensed in the accompanying condensed consolidated statements of income within general and administrative expenses. The amount of revenue and net income included in the Company’s consolidated statement of income for the three and six months ended June 30, 2015 related to dlc was $4.4 million and $0.1 million, respectively.
Refer to Note 3, “Business Combinations” as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a complete description of the Company’s acquisition activities in 2014.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$896	$—	$896
Liabilities
Foreign currency exchange contracts	—	(576)	—	(576)
Temporary Equity
Redeemable noncontrolling interests	—	—	(27,924)	(27,924)

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$768	$—	$768
Liabilities
Foreign currency exchange contracts	—	(1,037)	—	(1,037)
Temporary Equity
Redeemable noncontrolling interests	—	—	(28,885)	(28,885)
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

The components of the change in the redeemable noncontrolling interests for the periods ended June 30, 2015 and December 31, 2014 are presented in the following table (in thousands):

Amount
Balance at December 31, 2013	$26,564
Initial redeemable noncontrolling interest related to business combinations	4,997
Net loss attributable to redeemable noncontrolling interests	(4,513)
Adjustment of the redeemable noncontrolling interests to fair value	5,730
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,893)
Balance at December 31, 2014	28,885
Net loss attributable to redeemable noncontrolling interests	(1,514)
Adjustment of the redeemable noncontrolling interests to fair value	1,205
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(652)
Balance at June 30, 2015	$27,924
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 12.0%, respectively, for United States portfolios, and approximately 30.0% and 12.5%, respectively, for Europe portfolios. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of June 30, 2015 and December 31, 2014. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and Europe portfolios by approximately $40.0 million and $59.5 million, respectively, as of June 30, 2015. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.4 billion and $2.1 billion as of June 30, 2015 and December 31, 2014, respectively.
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

Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $448.5 million less debt discount of $46.6 million as of June 30, 2015, and $448.5 million less debt discount of $51.2 million as of December 31, 2014, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices, was approximately $501.3 million and $507.4 million as of June 30, 2015 and December 31, 2014, respectively.
Propel’s borrowings under its revolving credit facilities, term loan facility, and securitized notes are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.
The carrying value of the Cabot and Marlin senior secured notes was $1.1 billion, including debt premium of $62.4 million and $1.1 billion, including a debt premium of $67.3 million, as of June 30, 2015 and December 31, 2014, respectively. The fair value estimate for these senior notes, incorporates quoted market prices, and approximated the carrying value as of June 30, 2015 and December 31, 2014, respectively.
Cabot’s borrowings under its senior revolving credit facility and senior secured bridge loan facility, entered into in June 2015 in connection with the dlc Acquisition, are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximates fair value.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the acquisition of a controlling interest in Cabot (the “Cabot Acquisition”) and at June 30, 2015, that the carrying value of these preferred equity certificates approximates fair value.
Note 5: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Most of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary has entered into several interest rate cap contracts to manage its risk related to interest rate fluctuations. As of June 30, 2015, Cabot had only one outstanding interest rate cap contract with a notional amount of £100.0 million. The Company does not apply hedge accounting on interest rate cap contracts. The impact of the interest rate cap contracts to the Company’s consolidated financial statements for the three and six months ended June 30, 2015 and 2014, was immaterial.
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
As of June 30, 2015, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $45.8 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.6 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the six months ended June 30, 2015 and 2014.
The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(576)	Other liabilities	$(1,037)
Foreign currency exchange contracts	Other assets	896	Other assets	768
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$(395)	$760	Salaries and employee benefits	$(164)	$(219)	Other (expense) income	$—	$—
Foreign currency exchange contracts	(70)	134	General and administrative expenses	(31)	(40)	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$77	$2,645	Salaries and employee benefits	$(315)	$(575)	Other (expense) income	$—	$—
Foreign currency exchange contracts	150	321	General and administrative expenses	(47)	(97)	Other (expense) income	—	—
Note 6: Investment in Receivable Portfolios, Net
In accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, discrete receivable portfolio purchases during the same fiscal quarter are aggregated into pools based on common risk characteristics. Common risk characteristics include risk ratings (e.g. FICO or similar scores), financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card and telecom, purchased consumer bankruptcy, and mortgage portfolios. We further group these static pools by geographic region or location. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The purchase cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
December 31, 2014	$2,993,321	$66,392	$3,059,713
Revenue recognized, net(1)	(248,539)	(15,571)	(264,110)
Net additions on existing portfolios	120,729	39,607	160,336
Additions for current purchases	85,692	—	85,692
Balance at March 31, 2015	2,951,203	90,428	3,041,631
Revenue recognized, net(1)	(243,425)	(26,876)	(270,301)
Net additions on existing portfolios	91,294	74,586	165,880
Additions for current purchases(2)	395,032	—	395,032
Balance at June 30, 2015	$3,194,104	$138,138	$3,332,242

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936
Revenue recognized, net(1)	(231,057)	(6,511)	(237,568)
Net additions on existing portfolios	92,325	8,555	100,880
Additions for current purchases(3)	591,205	—	591,205
Balance at March 31, 2014	2,843,944	10,509	2,854,453
Revenue recognized, net(1)	(241,523)	(6,708)	(248,231)
Net additions on existing portfolios	80,582	6,135	86,717
Additions for current purchases	218,047	—	218,047
Balance at June 30, 2014	$2,901,050	$9,936	$2,910,986
________________________

(1)	Revenue recognized on Zero Basis Portfolios includes portfolio allowance reversals.

(2)	Includes $216.0 million of portfolios acquired in connection with the dlc Acquisition.

(3)	Includes $208.5 million of portfolios acquired in connection with the Marlin Acquisition.
During the three months ended June 30, 2015, the Company purchased receivable portfolios with a face value of $5.5 billion for $418.8 million, or a purchase cost of 7.6% of face value. Purchases of charged-off credit card portfolios during the three months ended June 30, 2015, include $216.0 million of portfolios acquired in connection with the dlc Acquisition. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $806.5 million. During the three months ended June 30, 2014, the Company purchased receivable portfolios with a face value of $3.1 billion for $225.8 million, or a purchase cost of 7.3% of face value. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $381.3 million.
During the six months ended June 30, 2015, the Company purchased receivable portfolios with a face value of $6.6 billion for $543.9 million, or a purchase cost of 8.2% of face value. Purchases of charged-off credit card portfolios during the six months ended June 30, 2015, include $216.0 million of portfolios acquired in connection with the dlc Acquisition. The estimated future collections at acquisition for all portfolios purchased during the period amounted to $1.0 billion. During the six months ended June 30, 2014, the Company purchased receivable portfolios with a face value of $7.4 billion for $693.3 million, or a purchase cost of 9.4% of face value. Purchases of charged-off credit card portfolios during the six months ended June 30, 2014, include $208.5 million of portfolios acquired in connection with the Marlin Acquisition. The estimated future collections at acquisition for all portfolios purchased during the period amounted to $1.4 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2015 and 2014, Zero Basis Revenue was approximately $26.9 million and $6.7 million, respectively. During the six months ended June 30, 2015 and 2014, Zero Basis Revenue was approximately $42.4 million and $13.2 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,029,335	$9,072	$—	$2,038,407
Purchases of receivable portfolios(1)	418,780	—	—	418,780
Gross collections(2)	(409,339)	(1,253)	(26,732)	(437,324)
Put-backs and recalls(3)	(1,458)	(1)	(164)	(1,623)
Foreign currency adjustments	63,121	85	20	63,226
Revenue recognized	242,618	—	23,323	265,941
Portfolio allowance reversals, net	807	—	3,553	4,360
Balance, end of period	$2,343,864	$7,903	$—	$2,351,767
Revenue as a percentage of collections(4)	59.3%	0.0%	87.2%	60.8%

	Three Months Ended June 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,900,177	$3,853	$—	$1,904,030
Purchases of receivable portfolios(5)	225,762	—	—	225,762
Transfer of portfolios	(7,163)	7,163	—	—
Gross collections(2)	(400,983)	(1,589)	(6,708)	(409,280)
Put-backs and recalls(3)	(5,588)	(254)	—	(5,842)
Foreign currency adjustments	24,765	319	—	25,084
Revenue recognized	241,407	—	3,402	244,809
Portfolio allowance reversals, net	116	—	3,306	3,422
Balance, end of period	$1,978,493	$9,492	$—	$1,987,985
Revenue as a percentage of collections(4)	60.2%	0.0%	50.7%	59.8%

	Six Months Ended June 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios(1)	543,934	—	—	543,934
Gross collections(2)	(816,895)	(3,225)	(42,275)	(862,395)
Put-backs and Recalls(3)	(3,975)	(19)	(192)	(4,186)
Foreign currency adjustments	(2,248)	(1,329)	20	(3,557)
Revenue recognized	491,157	—	36,035	527,192
Portfolio allowance reversals, net	807	—	6,412	7,219
Balance, end of period	$2,343,864	$7,903	$—	$2,351,767
Revenue as a percentage of collections(4)	60.1%	0.0%	85.2%	61.1%

	Six Months Ended June 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios(5)	693,327	—	—	693,327
Transfer of portfolios	(7,163)	7,163	—	—
Gross collections(2)	(790,486)	(2,249)	(13,219)	(805,954)
Put-backs and Recalls(3)	(8,823)	(403)	—	(9,226)
Foreign currency adjustments	33,471	319	—	33,790
Revenue recognized	472,154	—	6,993	479,147
Portfolio allowance reversals, net	426	—	6,226	6,652
Balance, end of period	$1,978,493	$9,492	$—	$1,987,985
Revenue as a percentage of collections(4)	59.7%	0.0%	52.9%	59.5%
________________________

(1)	Includes $216.0 million acquired in connection with the dlc Acquisition in June 2015.

(2)	Does not include amounts collected on behalf of others.

(3)
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
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$72,814	$89,850	$75,673	$93,080
Reversal of prior allowances	(4,360)	(3,422)	(7,219)	(6,652)
Balance at end of period	$68,454	$86,428	$68,454	$86,428
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
Deferred Court Costs for the five-year deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2015	December 31, 2014
Court costs advanced	$595,895	$546,271
Court costs recovered	(225,216)	(206,287)
Court costs reserve	(298,955)	(279,572)
	$71,724	$60,412
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(290,383)	$(227,067)	$(279,572)	$(210,889)
Provision for court costs	(18,318)	(16,733)	(37,497)	(32,911)
Net down of reserve after 60 months	10,469	—	18,394	—
Effect of foreign currency translation	(723)	(32)	(280)	(32)
Balance at end of period	$(298,955)	$(243,832)	$(298,955)	$(243,832)
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
At June 30, 2015, the Company had approximately $316.3 million in receivables secured by property tax liens, of which $96.2 million was carried at the VIE.

Note 9: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Debt issuance costs, net of amortization	$38,834	$38,504
Identifiable intangible assets, net	24,330	21,564
Prepaid expenses	22,905	21,427
Prepaid income taxes	18,321	—
Interest receivable	16,206	12,187
Service fee receivables	11,161	7,864
Deferred tax assets	10,047	33,716
Other financial receivables	9,119	7,467
Receivable from seller	6,987	7,357
Security deposits	5,686	3,617
Recoverable legal fees	2,991	2,905
Funds held in escrow	—	16,889
Other	33,102	24,169
	$199,689	$197,666
Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	June 30, 2015	December 31, 2014
Encore revolving credit facility	$524,000	$505,000
Encore term loan facility	142,102	146,023
Encore senior secured notes	36,250	43,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(46,615)	(51,202)
Propel facilities	171,550	84,229
Propel securitized notes	81,553	104,247
Cabot senior secured notes	1,085,301	1,076,952
Add: Debt premium	62,406	67,259
Cabot senior revolving credit facility	230,657	86,368
Cabot senior secured bridge facility	141,561	—
Preferred equity certificates	222,419	208,312
Capital lease obligations	11,991	15,331
Other	22,512	38,785
	$3,134,187	$2,773,554
Encore Revolving Credit Facility and Term Loan Facility
On July 9, 2015, Encore amended its revolving credit facility and term loan facility (the “Credit Facility”) pursuant to Amendment No. 2 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows the Company to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Credit Facility is

$1.1 billion. The Restated Credit Agreement expires in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, maturing in February 2017 and November 2017, respectively.
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

•	a maximum cash flow leverage ratio permitted of 2.50:1.00;

•	a maximum cash flow secured leverage ratio of 2.00:1.00;

•	The allowance of additional unsecured or subordinated indebtedness not to exceed $1.1 billion;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $150.0 million of Encore’s common stock after July 9, 2015, subject to compliance with certain covenants and available borrowing capacity;

•
A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK LLP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	A pre-approved acquisition limit of $225.0 million per fiscal year;

•
A basket to allow for investments not to exceed the greater of (1) 200% of the consolidated net worth of the Company and its restricted subsidiaries and (2) an unlimited amount such that after giving effect to the making of any investment, the cash flow leverage ratio is less than 1.25:1:00; and

•
Collateralization by all assets of the Company, other than the assets of certain Propel entities, certain foreign subsidiaries and all unrestricted subsidiaries as defined in the Restated Credit Agreement.

At June 30, 2015, the outstanding balance under the Restated Credit Agreement was $666.1 million. The weighted average interest rate was 2.40% and 2.89% for the three months ended June 30, 2015 and 2014, respectively, and 2.37% and 2.90% for the six months ended June 30, 2015 and 2014, respectively.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of June 30, 2015, $36.3 million was outstanding under these obligations.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of June 30, 2015 are listed below.

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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,271	$143,604
Equity component	$14,702	$32,229	$17,396
Equity issuance cost	$788	$1,113	$575
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	June 30, 2015	December 31, 2014
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(46,615)	(51,202)
Liability component—net carrying amount	$401,885	$397,298
Equity component	$56,684	$55,236
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense—stated coupon rate	$3,308	$3,308	$6,600	$5,764
Interest expense—amortization of debt discount	2,310	2,181	4,588	3,936
Total interest expense—convertible notes	$5,618	$5,489	$11,188	$9,700
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
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $163.6 million as of June 30, 2015. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $7.6 million of the equity component to temporary equity as of June 30, 2015. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the three and six months ended June 30, 2015 and 2014.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds the respective conversion price of each of the Convertible Notes. The average share price of the Company’s common stock for the three and six months ended June 30, 2015 and 2014, exceeded the initial conversion price of the 2017 Convertible Notes. The dilutive effect from the 2017 Convertible Notes was approximately 0.8 million and 1.0 million for the three months ended June 30, 2015 and 2014, respectively, and 0.9 million and 1.2 million shares for the six months ended June 30, 2015 and 2014, respectively. See Note 2, “Earnings Per Share” for additional information.
Propel Facilities
Propel Facility I
On May 8, 2015, Propel amended its syndicated loan facility (as amended, the “Propel Facility I”). The Propel Facility I is an $80.0 million facility, with a $20.0 million uncommitted accordion feature, used to originate or purchase tax lien assets related to properties in Texas and Arizona.
The Propel Facility I expires in May 2018 and includes the following key provisions:

•
Interest at Propel’s option, at either: (1) LIBOR, plus a spread that ranges from 270 to 320 basis points, depending on Propel’s cash flow leverage ratio; or (2) the greater of (a) the rate publicly announced from time to time by Texas

Capital Bank, National Association, as its prime rate, (b) the sum of the federal funds rate for such day plus 50 basis points, or (c) one month LIBOR plus 100 basis points;

•	A borrowing base of 90% of the face value of the tax lien assets;

•	Interest payable monthly; principal and interest due at maturity;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and

•	Events of default which, upon occurrence, may permit the lenders to terminate the Propel Facility I and declare all amounts outstanding to be immediately due and payable.
The Propel Facility I is primarily collateralized by the Tax Liens in Texas and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.
At June 30, 2015, the outstanding balance on the Propel Facility I was $63.0 million. The weighted average interest rate was 3.60% and 3.49% for the three months ended June 30, 2015 and 2014, respectively, and 3.45% and 3.37% for the six months ended June 30, 2015 and 2014, respectively.
Propel Facility II
On May 15, 2013, the Company, through affiliates of Propel, entered into a $100.0 million revolving credit facility (as amended, the “Propel Facility II”). The Propel Facility II is used to purchase tax liens from taxing authorities in various states and expires on May 10, 2019. On April 3, 2015, the Propel Facility II was amended to, among other things, modify the interest rate and permit additional tax lien assets to be included in the borrowing base. The Propel Facility II includes the following key provisions:

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
The Propel Facility II is collateralized by the Tax Liens acquired under the Propel Facility II. At June 30, 2015, the outstanding balance on the Propel Facility II was $103.8 million. The weighted average interest rate was 2.50% and 3.53% for the three months ended June 30, 2015 and 2014, respectively, and 2.78% and 3.60% the six months ended June 30, 2015 and 2014, respectively.
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

At June 30, 2015, the outstanding balance on the Propel Term Loan Facility was $4.7 million. In July 2015, Propel paid off the outstanding balance on the term loan.
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
At June 30, 2015, the outstanding balance on the Propel Securitized Notes was $81.6 million and the balance of the collateral was $96.2 million.
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
On March 27, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.500% Senior Secured Notes due 2021 (the “Cabot 2021 Notes” and, together with the Cabot 2019 Notes and the Cabot 2020 Notes, the “Cabot Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year, beginning on October 1, 2014. The total debt issuance cost associated with the Cabot 2021 Notes was approximately $7.5 million.
Approximately £105.0 million (approximately $174.8 million) of the proceeds from the issuance of the Cabot 2021 Notes was used to repay all amounts outstanding under senior secured bridge facilities that Cabot Financial UK entered into in connection with the Marlin Acquisition.
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
Interest expense related to the Cabot Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense—stated coupon rate	$24,150	$26,605	$48,001	$45,860
Interest income—accretion of debt premium	(2,660)	(2,573)	(5,207)	(4,805)
Total interest expense—Cabot Notes and Marlin Bonds	$21,490	$24,032	$42,794	$41,055
At June 30, 2015, the outstanding balance on the Cabot Notes and Marlin Bonds was $1.1 billion.
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
The Cabot Credit Facility has a five-year term expiring in September 2017, and includes the following key provisions:

•	Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.5%;

•	A restrictive covenant that limits the loan to value ratio to 0.75;

•	A restrictive covenant that limits the super senior loan (i.e. the Cabot Credit Facility and any super priority hedging liabilities) to value ratio to 0.25;

•	Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and

•	Events of default which, upon occurrence, may permit the lenders to terminate the Cabot Credit Facility and declare all amounts outstanding to be immediately due and payable.
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
At June 30, 2015, the outstanding borrowings under the Cabot Credit Facility were approximately $230.7 million. The weighted average interest rate was 3.79% and 4.32% for the three months ended June 30, 2015 and 2014, respectively, and 3.85% and 4.28% for the six months ended June 30, 2015 and 2014, respectively.
Cabot 2015 Senior Secured Bridge Facility
The dlc Acquisition was financed with borrowings under the existing Cabot Credit Facility and under a new senior secured bridge facility entered into on June 1, 2015 (the “2015 Senior Secured Bridge Facility”).
The 2015 Senior Secured Bridge Facility provides an aggregate principal amount of up to £90.0 million. The purpose of the 2015 Senior Secured Bridge Facility was to provide funding for the financing, in full or in part, of the purchase price of the dlc Acquisition and the payment of costs, fees and expenses in connection with the dlc Acquisition, and was fully drawn as of the closing of the dlc Acquisition. The 2015 Senior Secured Bridge Facility has an initial term of one year and can be extended for an additional year if it is not repaid during the first year of issuance.
Prior to the initial maturity date, the rate of interest payable under the 2015 Senior Secured Bridge Facility was the aggregate, per annum, of (i) LIBOR (set to a minimum of 1%), plus (ii) an initial spread of 6.00% per annum (such spread stepping up by 50 basis points for each three-month period that the 2015 Senior Secured Bridge Facility remains outstanding), not to exceed total caps set forth in the senior secured bridge facility agreement.
Loan fees associated with the 2015 Senior Secured Bridge Facility were approximately $1.4 million. These fees were recognized as interest expense in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2015.
At June 30, 2015, the outstanding balance on the 2015 Senior Secured Bridge Facility was $141.6 million.
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
As of June 30, 2015, the outstanding balance of the PECs and their accrued interest was approximately $222.4 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of June 30, 2015, the Company’s combined obligations for these equipment leases were approximately $12.0 million. These lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 11.0%.
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
Note 12: Income Taxes
During the three months ended June 30, 2015 and 2014, the Company recorded income tax provisions of $16.0 million and $14.0 million, respectively. During the six months ended June 30, 2015, and 2014, the Company recorded income tax provisions of $31.8 million and $25.8 million, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	6.9%	5.8%	6.9%	5.8%
State benefit	(2.4)%	(2.0)%	(2.4)%	(2.0)%
International benefit(1)	(4.5)%	(1.9)%	(5.3)%	(3.4)%
Permanent items(2)	3.2%	3.5%	2.1%	3.7%
Other(3)	0.6%	(0.8)%	0.3%	0.0%
Effective rate	38.8%	39.6%	36.6%	39.1%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and reserves taken for a certain tax position adopted by the Company.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2015 was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $48.0 million and $44.4 million at June 30, 2015 and December 31, 2014, respectively. The total gross unrecognized tax benefits that, if recognized, would result in a net tax benefit of $16.4 million and $12.7 million as of June 30, 2015 and December 31, 2014, respectively. The increase in the gross unrecognized tax benefits was due to an unrecognized tax benefit of $3.7 million associated with certain business combinations. The uncertain tax benefit is included in “Other liabilities” in the Company’s condensed consolidated statements of financial condition.
During the three and six months ended June 30, 2015, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries during the three and six months ended June 30, 2015, was approximately $2.7 million and $8.6 million, respectively.

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
On November 2, 2010 and December 17, 2010, two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011 two class actions entitled Scardina v. Midland Credit Management, Inc., Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, the Company filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to transfer. All four of these cases, along with a number of additional cases brought against the Company that allege violations of the TCPA, are now pending in the United States District Court for the Southern District of California in a multi-district litigation titled In re Midland Credit Management Inc. Telephone Consumer Protection Act Litigation. The lead plaintiffs filed an amended consolidated complaint on July 11, 2012. The Company has vigorously denied the claims asserted against it in these matters, but has agreed to a proposed class settlement to avoid the burden and expense of continued litigation. The proposed class settlement is intended to resolve all cases involved in multi-district litigation, and all claims against the Company for alleged violations of the TCPA that occurred before August 31, 2014, other than those of persons who exclude themselves from class settlement. The settlement agreement, which is subject to court approval, would require the Company to contribute $2.0 million to a settlement fund, to be disbursed among eligible class members, and to set aside $13.0 million in debt forgiveness to be allocated among eligible class members. In addition, the settlement agreement provides that the Company will pay plaintiffs’ attorney fees in an amount to be determined by the court, and not to exceed $2.4 million, and for the costs associated with administering the class relief.
Except as described above, at June 30, 2015, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of June 30, 2015, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2015, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.0 billion for a purchase price of approximately $277.4 million. The Company has no purchase commitments extending past one year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Portfolio purchasing and recovery	$282,661	$262,087	$560,444	$510,676
Tax lien business	7,695	7,108	15,575	12,260
	$290,356	$269,195	$576,019	$522,936
Operating income:
Portfolio purchasing and recovery	$98,376	$87,718	$195,305	$165,286
Tax lien business	2,910	2,332	6,272	3,986
	101,286	90,050	201,577	169,272
Depreciation and amortization	(8,084)	(6,829)	(16,434)	(12,946)
Stock-based compensation	(6,198)	(4,715)	(12,103)	(9,551)
Other expense	(45,855)	(43,143)	(86,041)	(80,840)
Income before income taxes	$41,149	$35,363	$86,999	$65,935
Additionally, assets are allocated to operating segments for management review. As of June 30, 2015, total segment assets were $3.7 billion and $435.5 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.

The following presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues(1):
Domestic	$193,001	$189,012	$384,622	$374,553
International	97,355	80,183	191,397	148,383
	$290,356	$269,195	$576,019	$522,936
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2014	$848,656	$49,277	$897,933
Goodwill acquired	63,455	—	63,455
Goodwill adjustment(1)	2,410	—	2,410
Effect of foreign currency translation	6,130	—	6,130
Balance, June 30, 2015	$920,651	$49,277	$969,928
______________________

(1)
During the first quarter of 2015, the Company completed the valuation study related to its acquisition of Atlantic in August 2014. Based on the valuation study, the Company has determined that there were additional tax related obligations assumed at the time of acquisition of approximately $2.4 million. As a result, the goodwill balance was increased by $2.4 million.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$5,053	$(1,001)	$4,052	$5,437	$(743)	$4,694
Developed technologies	11,424	(3,168)	8,256	8,353	(2,194)	6,159
Trade name and other	13,148	(3,088)	10,060	10,458	(1,709)	8,749
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$31,587	$(7,257)	$24,330	$26,210	$(4,646)	$21,564

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (“Cabot”), is a market leader in debt management in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) in February 2014, provides Cabot with substantial litigation-enhanced collection capabilities for non-performing accounts. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in debt collection and management in Colombia and Peru. In addition, through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchase delinquent tax liens directly from selected taxing authorities.
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
Government Regulation
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
For example, the Consumer Finance Protection Bureau (“CFPB”) may adopt new regulations that may affect our industry and our business. Additionally, the CFPB has supervisory, examination and enforcement authority over our business and is currently examining the collection practices of participants in the consumer debt buying industry. We are currently engaged in discussions with the staff of the CFPB regarding practices and controls relating to our engagement with consumers that could result in a negotiated settlement or litigation. As a result of these discussions or other supervisory or regulatory actions taken by the CFPB, it is reasonably possible that we could agree to pay penalties or restitution and could recognize pre-tax charges of in excess of $35 million and could agree to additional terms that may materially impact our future operations, collections or financial results.
In addition, in response to petitions filed by third parties, in July 2015, the Federal Communications Commission (“FCC”) released a declaratory ruling interpreting the Telephone Consumer Protection Act (“TCPA”), which could impact the way consumers may be contacted on their cellular phones and could impact our operations and financial results. Also, the CFPB has recently taken action against certain payment processors accused of facilitating fraudulent collections activity. As a result, certain payment processors may believe there is an elevated risk and stop processing payments for the debt collection industry.
Portfolio Purchasing and Recovery
United States
Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across our U.S. operations. These methods and models allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States.
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
On February 7, 2014, Cabot acquired Marlin (the “Marlin Acquisition”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. Marlin’s litigation capabilities have benefited and will continue to benefit Cabot’s existing portfolio of non-performing accounts. Similarly, we have experienced synergies by applying Cabot’s collection models to Marlin’s portfolio since the acquisition. On June 1, 2015, Cabot acquired Hillesden Securities Ltd (“dlc”), a U.K.-based acquirer and collector of non-performing unsecured consumer debt (the “dlc Acquisition”).
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
Revenue from our tax lien business segment comprised 3% of total consolidated revenues for each of the three and six months ended June 30, 2015 and 3% and 2% of total consolidated revenues for the three and six months ended June 30, 2014, respectively. Operating income from our tax lien business segment comprised 3% of our total consolidated operating income for each of the three and six months ended June 30, 2015 and 3% and 2% of our total consolidated operating income for the three and six months ended June 30, 2014, respectively.

Purchases and Collections
Portfolio Pricing, Supply and Demand
United States Markets
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the second quarter of 2015, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
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
Purchases by Type and Geographic Location
During the three and six months ended June 30, 2015 and 2014, we purchased only charged-off credit card portfolios. The following table summarizes the geographic locations of consumer receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$127,654	$162,412	$226,641	$267,240
Europe(1)	290,441	59,061	312,073	410,380
Latin America	685	4,289	5,220	15,707
	$418,780	$225,762	$543,934	$693,327
________________________

(1)
Purchases of consumer portfolio receivables in Europe for the three and six months ended June 30, 2015 include $1.1 million and $2.7 million, respectively, for IVAs. Purchases of consumer portfolio receivables in Europe for the three months ended June 30, 2015 include $216.0 million acquired in connection with the dlc Acquisition. Purchases of consumer portfolio receivables in Europe for the six months ended June 30, 2014 include $208.5 million acquired in connection with the Marlin Acquisition.

During the three months ended June 30, 2015, we invested $418.8 million to acquire portfolios of charged-off credit card portfolios, with face values aggregating $5.5 billion, for an average purchase price of 7.6% of face value. Purchases of charged-off credit card portfolios include $216.0 million of receivables acquired in connection with the dlc Acquisition. This is a $193.0 million increase in the amount invested, compared with the $225.8 million invested during the three months ended June 30, 2014, to acquire portfolios of charged-off credit card with face values aggregating $3.1 billion, for an average purchase price of 7.3% of face value.

During the six months ended June 30, 2015, we invested $543.9 million to acquire portfolios of charged-off credit card portfolios, with face values aggregating $6.6 billion, for an average purchase price of 8.2% of face value. Purchases of charged-off credit card portfolios include $216.0 million of receivables acquired in connection with the dlc Acquisition. This is a $149.4 million decrease in the amount invested, compared with the $693.3 million invested during the six months ended June 30, 2014, to acquire portfolios of charged-off credit card with face values aggregating $7.4 billion, for an average purchase price of 9.4% of face value. Purchases of charged-off credit card portfolios during the six months ended June 30, 2014 include $208.5 million of portfolios acquired in the Marlin Acquisition.
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
Collections by Channel
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States:
Legal collections	$167,747	$155,503	$326,706	$306,532
Collection sites	125,153	130,788	261,082	267,313
Collection agencies(1)	17,952	19,512	36,053	41,413
Subtotal	310,852	305,803	623,841	615,258
Europe:
Collection sites	64,259	54,716	110,657	100,577
Collection agencies	33,448	29,473	73,572	57,395
Legal collections	20,833	12,484	38,936	20,082
Subtotal	118,540	96,673	223,165	178,054
Latin America:
Collection sites	7,932	6,804	15,389	12,642
Total collections	$437,324	$409,280	$862,395	$805,954
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $28.0 million, or 6.9%, to $437.3 million during the three months ended June 30, 2015, from $409.3 million during the three months ended June 30, 2014. The increase in gross collections during the three months ended June 30, 2015 as compared to the gross collections during the three months ended June 30, 2014, were primarily due to collections on portfolios acquired through our increased merger and acquisition activities.
Gross collections increased $56.4 million, or 7.0%, to $862.4 million during the six months ended June 30, 2015, from $806.0 million during the six months ended June 30, 2014. The increase in gross collections during the six months ended June 30, 2015 as compared to the gross collections during the six months ended June 30, 2014, were primarily due to collections on portfolios acquired through our increased merger and acquisition activities.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2015		2014
Revenues
Revenue from receivable portfolios, net	$270,301	93.1%	$248,231	92.2%
Other revenues	13,112	4.5%	14,149	5.3%
Net interest income	6,943	2.4%	6,815	2.5%
Total revenues	290,356	100.0%	269,195	100.0%
Operating expenses
Salaries and employee benefits	67,545	23.3%	64,355	23.9%
Cost of legal collections	57,076	19.7%	50,029	18.6%
Other operating expenses	23,015	7.9%	23,712	8.8%
Collection agency commissions	8,466	2.9%	7,482	2.8%
General and administrative expenses	39,166	13.5%	38,282	14.2%
Depreciation and amortization	8,084	2.7%	6,829	2.5%
Total operating expenses	203,352	70.0%	190,689	70.8%
Income from operations	87,004	30.0%	78,506	29.2%
Other (expense) income
Interest expense	(46,250)	(15.9)%	(43,218)	(16.1)%
Other income	395	0.0%	75	0.0%
Total other expense	(45,855)	(15.9)%	(43,143)	(16.1)%
Income before income taxes	41,149	14.1%	35,363	13.1%
Provision for income taxes	(15,964)	(5.4)%	(14,010)	(5.2)%
Net income	25,185	8.7%	21,353	7.9%
Net loss attributable to noncontrolling interest	2,472	0.8%	2,208	0.9%
Net income attributable to Encore shareholders	$27,657	9.5%	$23,561	8.8%

	Six Months Ended June 30,
	2015		2014
Revenues
Revenue from receivable portfolios, net	$534,411	92.8%	$485,799	92.9%
Other revenues	27,522	4.8%	25,498	4.9%
Net interest income	14,086	2.4%	11,639	2.2%
Total revenues	576,019	100.0%	522,936	100.0%
Operating expenses
Salaries and employee benefits	135,293	23.5%	122,492	23.4%
Cost of legal collections	112,074	19.5%	99,854	19.1%
Other operating expenses	48,249	8.4%	50,135	9.6%
Collection agency commissions	19,151	3.3%	15,758	3.0%
General and administrative expenses	71,778	12.5%	74,976	14.3%
Depreciation and amortization	16,434	2.8%	12,946	2.5%
Total operating expenses	402,979	70.0%	376,161	71.9%
Income from operations	173,040	30.0%	146,775	28.1%
Other (expense) income
Interest expense	(88,553)	(15.4)%	(81,180)	(15.5)%
Other income	2,512	0.5%	340	0.0%
Total other expense	(86,041)	(14.9)%	(80,840)	(15.5)%
Income before income taxes	86,999	15.1%	65,935	12.6%
Provision for income taxes	(31,847)	(5.5)%	(25,752)	(4.9)%
Net income	55,152	9.6%	40,183	7.7%
Net loss attributable to noncontrolling interest	1,930	0.3%	6,558	1.2%
Net income attributable to Encore shareholders	$57,082	9.9%	$46,741	8.9%
Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$84,613	$—	$84,613	$73,385	$—	$73,385
Total operating expenses	(48,421)	—	(48,421)	(36,629)	—	(36,629)
Income from operations	36,192	—	36,192	36,756	—	36,756
Interest expense-non-PEC	(26,436)	—	(26,436)	(25,628)	—	(25,628)
PEC interest (expense) income	(12,008)	5,885	(6,123)	(11,051)	5,391	(5,660)
Other income	297	—	297	44	—	44
(Loss) income before income taxes	(1,955)	5,885	3,930	121	5,391	5,512
Provision for income taxes	(1,403)	—	(1,403)	(2,992)	—	(2,992)
Net (loss) income	(3,358)	5,885	2,527	(2,871)	5,391	2,520
Net loss attributable to noncontrolling interest	471	1,441	1,912	412	1,227	1,639
Net (loss) income attributable to Encore	$(2,887)	$7,326	$4,439	$(2,459)	$6,618	$4,159

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$164,390	$—	$164,390	$135,905	$—	$135,905
Total operating expenses	(89,203)	—	(89,203)	(76,206)	—	(76,206)
Income from operations	75,187	—	75,187	59,699	—	59,699
Interest expense-non-PEC	(49,733)	—	(49,733)	(47,404)	—	(47,404)
PEC interest (expense) income	(23,740)	11,634	(12,106)	(22,093)	10,758	(11,335)
Other income	1,055	—	1,055	119	—	119
Income (loss) before income taxes	2,769	11,634	14,403	(9,679)	10,758	1,079
Provision for income taxes	(3,524)	—	(3,524)	(846)	—	(846)
Net (loss) income	(755)	11,634	10,879	(10,525)	10,758	233
Net loss attributable to noncontrolling interest	106	324	430	1,510	4,499	6,009
Net (loss) income attributable to Encore	$(649)	$11,958	$11,309	$(9,015)	$15,257	$6,242
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
The net losses recognized at Janus Holdings during the periods presented above were due to Cabot incurring acquisition and integration related charges primarily related to Cabot’s acquisition of dlc in June 2015 and Marlin in February 2014. Additionally, for the three and six months ended June 30, 2015 and 2014, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore.
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
Adjusted Income Per Share. Management uses non-GAAP adjusted income attributable to Encore and adjusted income per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges, and acquisition, integration and restructuring related expenses, all net of tax. The following table provides a reconciliation between income and diluted income per share attributable to Encore calculated in accordance with GAAP to adjusted income and adjusted income per share attributable to Encore, respectively. GAAP diluted earnings per share for the three months ended June 30, 2015 and 2014, includes the effect of approximately 0.8 million and 1.0 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. GAAP diluted earnings per share for the six months ended June 30, 2015 and 2014, includes the effect of approximately 0.9 million and 1.2 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns, respectively (in thousands, except per share data):

	Three Months Ended June 30,
	2015			2014
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$27,657	$1.03	$1.06	$23,561	$0.86	$0.89
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,685	0.06	0.06	1,694	0.06	0.06
Acquisition, integration and restructuring related expenses, net of tax	3,833	0.14	0.15	3,836	0.14	0.15
Adjusted income attributable to Encore	$33,175	$1.23	$1.27	$29,091	$1.06	$1.10

	Six Months Ended June 30,
	2015			2014
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$57,082	$2.11	$2.17	$46,741	$1.68	$1.76
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	3,351	0.12	0.13	2,985	0.11	0.11
Acquisition, integration and restructuring related expenses, net of tax	5,185	0.19	0.20	8,194	0.29	0.31
Adjusted income attributable to Encore	$65,618	$2.42	$2.50	$57,920	$2.08	$2.18
Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, stock-based compensation expenses, portfolio amortization, one-time charges, and acquisition, integration and restructuring related expenses), which is materially similar to a financial measure contained in covenants used in the Encore revolving credit and term loan facility, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP net income, as reported	$25,185	$21,353	$55,152	$40,183
Adjustments:
Interest expense	46,250	43,218	88,553	81,180
Provision for income taxes	15,964	14,010	31,847	25,752
Depreciation and amortization	8,084	6,829	16,434	12,946
Amount applied to principal on receivable portfolios	167,024	161,048	327,985	320,154
Stock-based compensation expense	6,198	4,715	12,103	9,551
Acquisition, integration and restructuring related expenses	7,900	4,645	10,672	15,726
Adjusted EBITDA	$276,605	$255,818	$542,746	$505,492
Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for our portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, and acquisition, integration and restructuring related operating expenses. Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from our tax lien business and other non-reportable operating segments, as well as corporate overhead not related to our portfolio purchasing and recovery business. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP total operating expenses, as reported	$203,352	$190,689	$402,979	$376,161
Adjustments:
Stock-based compensation expense	(6,198)	(4,715)	(12,103)	(9,551)
Operating expenses related to non-portfolio purchasing and recovery business	(24,928)	(26,409)	(51,277)	(46,241)
Acquisition, integration and restructuring related expenses	(7,900)	(4,645)	(10,672)	(15,726)
Adjusted operating expenses related to portfolio purchasing and recovery business	$164,326	$154,920	$328,927	$304,643
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
The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended June 30, 2015					As of June 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$26,732	$23,323	87.2%	$3,553	8.8%	$—	—
2007	774	272	35.1%	297	0.1%	1,747	4.6%
2008	3,694	2,217	60.0%	510	0.8%	6,371	10.3%
2009	7,098	3,496	49.3%	—	1.3%	2,259	25.0%
2010	12,908	6,649	51.5%	—	2.5%	6,407	18.7%
2011	30,681	23,162	75.5%	—	8.7%	40,591	17.1%
2012	47,748	28,575	59.8%	—	10.7%	111,139	7.8%
2013	82,770	47,429	57.3%	—	17.8%	216,379	6.6%
2014	84,120	41,946	49.9%	—	15.8%	444,389	2.9%
2015	22,259	8,202	36.8%	—	3.1%	213,749	2.0%
Subtotal	318,784	185,271	58.1%	4,360	69.7%	1,043,031	5.1%
Europe:
2013	56,824	43,628	76.8%	—	16.4%	483,377	3.0%
2014	52,122	31,408	60.3%	—	11.8%	509,998	2.1%
2015	9,594	5,634	58.7%	—	2.1%	315,361	2.0%
Subtotal	118,540	80,670	68.1%	—	30.3%	1,308,736	2.4%
Total	$437,324	$265,941	60.8%	$4,360	100.0%	$2,351,767	3.6%

	Three Months Ended June 30, 2014					As of June 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$6,708	$3,402	50.7%	$3,306	1.4%	$—	—
2006	1,019	198	19.4%	—	0.1%	695	5.3%
2007	2,294	953	41.5%	116	0.4%	3,317	7.3%
2008	7,893	3,889	49.3%	—	1.6%	10,604	9.5%
2009	15,841	11,671	73.7%	—	4.8%	13,046	23.8%
2010	30,451	23,049	75.7%	—	9.4%	32,753	20.5%
2011	42,145	29,046	68.9%	—	11.9%	73,385	11.8%
2012	70,871	36,343	51.3%	—	14.8%	200,479	5.4%
2013	113,300	59,641	52.6%	—	24.3%	381,923	4.8%
2014	22,085	10,574	47.9%	—	4.3%	268,803	2.2%
Subtotal	312,607	178,766	57.2%	3,422	73.0%	985,005	5.0%
Europe:
2013	63,135	42,563	67.4%	—	17.4%	598,966	2.4%
2014	33,538	23,480	70.0%	—	9.6%	404,014	2.2%
Subtotal	96,673	66,043	68.3%	—	27.0%	1,002,980	2.3%
Total	$409,280	$244,809	59.8%	$3,422	100.0%	$1,987,985	3.6%

	Six Months Ended June 30, 2015					As of June 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$42,275	$36,035	85.2%	$6,412	6.8%	$—	—
2007	1,759	605	34.4%	297	0.1%	1,747	4.6%
2008	7,212	4,677	64.9%	510	0.9%	6,371	10.3%
2009	14,633	9,122	62.3%	—	1.7%	2,259	25.0%
2010	34,343	19,705	57.4%	—	3.7%	6,407	18.7%
2011	63,441	48,135	75.9%	—	9.1%	40,591	17.1%
2012	101,306	61,387	60.6%	—	11.6%	111,139	7.8%
2013	172,925	95,272	55.1%	—	18.1%	216,379	6.6%
2014	173,840	86,012	49.5%	—	16.4%	444,389	2.9%
2015	27,496	9,506	34.6%	—	1.9%	213,749	2.0%
Subtotal	639,230	370,456	58.0%	7,219	70.3%	1,043,031	5.1%
Europe:
2013	111,887	87,335	78.1%	—	16.6%	483,377	3.0%
2014	101,521	63,473	62.5%	—	12.0%	509,998	2.1%
2015	9,757	5,928	60.8%	—	1.1%	315,361	2.0%
Subtotal	223,165	156,736	70.2%	—	29.7%	1,308,736	2.4%
Total	$862,395	$527,192	61.1%	$7,219	100.0%	$2,351,767	3.6%

	Six Months Ended June 30, 2014					As of June 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$13,219	$6,993	52.9%	$6,226	1.5%	$—	—
2006	2,306	536	23.2%	—	0.1%	695	5.3%
2007	4,632	2,180	47.1%	116	0.5%	3,317	7.3%
2008	16,266	8,951	55.0%	—	1.9%	10,604	9.5%
2009	32,341	24,411	75.5%	310	5.1%	13,046	23.8%
2010	62,414	45,187	72.4%	—	9.4%	32,753	20.5%
2011	87,794	58,291	66.4%	—	12.2%	73,385	11.8%
2012	149,729	73,700	49.2%	—	15.4%	200,479	5.4%
2013	233,072	124,078	53.2%	—	25.9%	381,923	4.8%
2014	26,127	12,547	48.0%	—	2.6%	268,803	2.2%
Subtotal	627,900	356,874	56.8%	6,652	74.5%	985,005	5.0%
Europe:
2013	126,729	85,936	67.8%	—	17.9%	598,966	2.4%
2014	51,325	36,337	70.8%	—	7.6%	404,014	2.2%
Subtotal	178,054	122,273	68.7%	—	25.5%	1,002,980	2.3%
Total	$805,954	$479,147	59.5%	$6,652	100.0%	$1,987,985	3.6%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes results from Latin America.

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

Total revenues were $290.4 million during the three months ended June 30, 2015, an increase of $21.2 million, or 7.9%, compared to total revenues of $269.2 million during the three months ended June 30, 2014. Total revenues were $576.0 million during the six months ended June 30, 2015, an increase of $53.1 million, or 10.2%, compared to total revenues of $522.9 million during the six months ended June 30, 2014.
Accretion revenue from our portfolio purchasing and recovery segment was $270.3 million during the three months ended June 30, 2015, an increase of $22.1 million, or 8.9%, compared to revenue of $248.2 million during the three months ended June 30, 2014. The increase in portfolio purchasing and recovery revenue during the three months ended June 30, 2015 compared to 2014 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups. Accretion revenue from our portfolio purchasing and recovery segment was $534.4 million during the six months ended June 30, 2015, an increase of $48.6 million, or 10.0%, compared to revenue of $485.8 million during the six months ended June 30, 2014. The increase in portfolio purchasing and recovery revenue during the six months ended June 30, 2015 compared to 2014 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the three months ended June 30, 2015, we recorded a portfolio allowance reversal of $4.4 million, compared to a portfolio allowance reversal of $3.4 million during the three months ended June 30, 2014. During the six months ended June 30, 2015, we recorded a portfolio allowance reversal of $7.2 million, compared to a portfolio allowance reversal of $6.7 million during the six months ended June 30, 2014. The recording of allowance reversals during the three and six months ended June 30, 2015 and 2014 was primarily due to operational improvements which allowed us to assist our customers to repay their obligations and increased collections on our ZBA portfolios. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.
Other revenues were $13.1 million and $14.1 million for the three months ended June 30, 2015 and 2014, respectively, and $27.5 million and $25.5 million for the six months ended June 30, 2015 and 2014, respectively. Other revenues are primarily comprised of contingent fee income at our Cabot, Refinancia and Grove subsidiaries earned on accounts collected on behalf of others, primarily credit originators. The increase in other revenues during the six months ended June 30, 2015 was primarily due to the acquisition of Grove in April 2014. Contingent fees from Grove are only included in the prior year periods since the acquisition date.
Net interest income from our tax lien business segment was $6.9 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively, and $14.1 million and $11.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in revenue for the six month period was due to an increase in the balance of receivables secured by property tax liens primarily as a result of Propel’s recent acquisition of a portfolio of tax liens for approximately $43.0 million in May 2014.
Operating Expenses
Total operating expenses were $203.4 million during the three months ended June 30, 2015, an increase of $12.7 million, or 6.6%, compared to total operating expenses of $190.7 million during the three months ended June 30, 2014.
Total operating expenses were $403.0 million during the six months ended June 30, 2015, an increase of $26.8 million, or 7.1%, compared to total operating expenses of $376.2 million during the six months ended June 30, 2014.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $3.1 million, or 5.0%, to $67.5 million during the three months ended June 30, 2015, from $64.4 million during the three months ended June 30, 2014. The increase was primarily the result of an increase in stock-based compensation expense of $1.5 million, increased severance expenses of $0.5 million including severance related to reducing our call center staffing in Warren, MI and San Diego, CA, and increases in headcount and related compensation expense as a result of our recent mergers and acquisition activities.
Salaries and employee benefits increased $12.8 million, or 10.5%, to $135.3 million during the six months ended June 30, 2015, from $122.5 million during the six months ended June 30, 2014. The increase was primarily the result of an increase in stock-based compensation expense of $2.5 million, increased severance expenses of $2.0 million including severance related to reducing our call center staffing in Warren, MI and San Diego, CA, and increases in headcount and related compensation expense as a result of our recent mergers and acquisition activities.
Stock-based compensation increased $1.5 million, or 31.5% to $6.2 million during the three months ended June 30, 2015, from $4.7 million during the three months ended June 30, 2014. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods.
Stock-based compensation increased $2.5 million, or 26.7% to $12.1 million during the six months ended June 30, 2015, from $9.6 million during the six months ended June 30, 2014. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods.
Salaries and employee benefits broken down between the reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Salaries and employee benefits:
Portfolio purchasing and recovery	$65,569	$62,744	$131,121	$119,142
Tax lien business	1,976	1,611	4,172	3,350
	$67,545	$64,355	$135,293	$122,492

Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $7.1 million, or 14.1%, to $57.1 million during the three months ended June 30, 2015, compared to $50.0 million during the three months ended June 30, 2014. These costs represent contingent fees paid to our network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $188.6 million during the three months ended June 30, 2015, up from $168.0 million collected during the three months ended June 30, 2014. The cost of legal collections increased as a percentage of gross collections through this channel to 30.3% during the three months ended June 30, 2015, from 29.8% during the same period in the prior year. This increase was primarily due to increased cost of legal collections in Europe, offset by decreased cost as a percentage of legal collections in the United States as a result of a slight decrease in the commission rate we pay our attorneys. During the three months ended June 30, 2015, Cabot and Marlin collected $20.8 million through Marlin’s legal channel and incurred costs of $7.3 million, or 35.3%, of collections including upfront court costs, compared to collections of $12.5 million and costs of $2.5 million, or cost as a percentage of legal collection of 19.8% during the three months ended June 30, 2014. As Cabot and Marlin continue to increase the number of consumer accounts directed through Marlin’s legal platform, the cost as a percent of collections in Europe will increase, as experienced in the most recent quarter, primarily due to the increase in upfront court costs.
The cost of legal collections increased $12.2 million, or 12.2%, to $112.1 million during the six months ended June 30, 2015, compared to $99.9 million during the six months ended June 30, 2014. These costs represent contingent fees paid to our network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $365.6 million during the six months ended June 30, 2015, up from $326.6 million collected during the six months ended June 30, 2014. The cost of legal collections increased as a percentage of gross collections through this channel to 30.7% during the three months ended June 30, 2015, from 30.6% during the same period in the prior year. This increase was primarily due to increased cost of legal collections in Europe, offset by decreased cost as a percentage of legal collections in the United States as a result of a slight decrease in the commission rate we pay our attorneys. During the six months ended June 30, 2015, Cabot and Marlin collected $38.9 million through Marlin’s legal channel and incurred costs of $12.7 million, or 32.5%, of collections including upfront court costs, compared to collections of $20.1 million and costs of $3.9 million, or cost as a percentage of legal collection of 19.6% during the six months ended June 30, 2014. As Cabot and Marlin continue to increase the number of consumer accounts directed through Marlin’s legal platform, the cost as a percent of collections in Europe will increase, as experienced in the most recent quarter, primarily due to the increase in upfront court costs.
Other Operating Expenses
Other operating expenses decreased $0.7 million, or 2.9%, to $23.0 million during the three months ended June 30, 2015, from $23.7 million during the three months ended June 30, 2014. Other operating expenses decreased $1.9 million, or 3.8%, to $48.2 million during the six months ended June 30, 2015, from $50.1 million during the six months ended June 30, 2014. The decreases for three and six months ended June 30, 2015, as compared to the same periods in the prior year, were primarily the result of reductions in certain other operating expenses due to our continued focus on discretionary costs offset by additional other operating expenses at our newly acquired subsidiaries.
Other operating expenses broken down between the reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other operating expenses:
Portfolio purchasing and recovery	$21,735	$22,195	$46,061	$47,491
Tax lien business	1,280	1,517	2,188	2,644
	$23,015	$23,712	$48,249	$50,135
Collection Agency Commissions—Portfolio Purchasing and Recovery
During the three months ended June 30, 2015, we incurred $8.5 million in commissions to third-party collection agencies, or 16.5% of the related gross collections of $51.4 million. During the period, the commission rate as a percentage of related gross collections was 18.9% and 15.2% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended June 30, 2014, we incurred $7.5 million in commissions, or 15.3%, of the related gross collections of $49.0 million. During the 2014 period, the commission rate as a percentage of related gross collections was 13.9% and 16.2% for our collection outsourcing channels in the United States and Europe, respectively.
During the six months ended June 30, 2015, we incurred $19.2 million in commissions to third-party collection agencies, or 17.5% of the related gross collections of $109.6 million. During the period, the commission rate as a percentage of related gross collections was 17.3% and 17.5% for our collection outsourcing channels in the United States and Europe, respectively.

During the six months ended June 30, 2014, we incurred $15.8 million in commissions, or 15.9%, of the related gross collections of $98.8 million. During the 2014 period, the commission rate as a percentage of related gross collections was 15.5% and 16.3% for our collection outsourcing channels in the United States and Europe, respectively.
Collections through this channel vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions, as a percentage of collections in this channel also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. Additionally, commission rates are lower in the United Kingdom where most of the receivables in this channel are semi-performing loans and IVAs, while the commission rates are higher in other European countries where most of the receivables in this channel are non-performing loans.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 2.3%, to $39.2 million during the three months ended June 30, 2015, from $38.3 million during the three months ended June 30, 2014. Excluding one-time acquisition and integration related costs of $7.3 million and $1.2 million during the three months ended June 30, 2015 and 2014, respectively, general and administrative expenses decreased $5.2 million, or 14.1%, to $31.9 million during the three months ended June 30, 2015, from $37.1 million during the three months ended June 30, 2014. The decrease was primarily due to reduced building rent expense due to our recent consolidation of domestic collection sites.
General and administrative expenses decreased $3.2 million, or 4.3%, to $71.8 million during the six months ended June 30, 2015, from $75.0 million during the six months ended June 30, 2014. Excluding one-time acquisition and integration related costs of $8.9 million and $15.7 million during the six months ended June 30, 2015 and 2014, respectively, general and administrative expenses increased $3.5 million, or 6.0%, to $62.8 million during the six months ended June 30, 2015, from $59.3 million during the six months ended June 30, 2014. The increase was primarily due to an increase in costs associated with regulatory and legislative costs and general increases in expenses to support our growth.
General and administrative expenses broken down between the reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative expenses:
Portfolio purchasing and recovery	$37,638	$36,634	$68,835	$72,696
Tax lien business	1,528	1,648	2,943	2,280
	$39,166	$38,282	$71,778	$74,976
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million, or 18.4%, to $8.1 million during the three months ended June 30, 2015, from $6.8 million during the three months ended June 30, 2014. Depreciation and amortization expense increased $3.5 million, or 26.9%, to $16.4 million during the six months ended June 30, 2015, from $12.9 million during the six months ended June 30, 2014. The increases during the three and six months ended June 30, 2015 as compared to the same periods in the prior year were primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.

Cost per Dollar Collected—Portfolio Purchasing and Recovery
The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended June 30,
	2015				2014
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$125,153	$9,302	7.4%	3.0%	$130,788	$8,330	6.4%	2.7%
Legal outsourcing	136,320	45,899	33.7%	14.8%	125,564	43,595	34.7%	14.3%
Internal legal(2)	31,427	11,652	37.1%	3.7%	29,939	12,064	40.3%	3.9%
Collection agencies	17,952	3,394	18.9%	1.1%	19,512	2,717	13.9%	0.9%
Other indirect costs(3)	—	55,578	—	17.9%	—	56,844	—	18.6%
Subtotal	310,852	125,825		40.5%	305,803	123,550		40.4%
Europe:
Collection sites(1)	64,259	4,461	6.9%	3.8%	54,716	3,773	6.9%	3.9%
Legal outsourcing	20,833	7,347	35.3%	6.2%	12,484	2,470	19.8%	2.6%
Collection agencies	33,448	5,072	15.2%	4.3%	29,473	4,765	16.2%	4.9%
Other indirect costs(3)	—	19,374	—	16.3%	—	18,280	—	18.9%
Subtotal	118,540	36,254		30.6%	96,673	29,288		30.3%
Latin America:
Collection sites(1)	7,932	943	11.9%	11.9%	6,804	815	12.0%	12.0%
Other indirect costs(3)	—	1,304	—	16.4%	—	1,267	—	18.6%
Subtotal	7,932	2,247		28.3%	6,804	2,082		30.6%
Total(4)	$437,324	$164,326		37.6%	$409,280	$154,920		37.9%

	Six Months Ended June 30,
	2015				2014
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$261,082	$19,777	7.6%	3.1%	$267,313	$16,740	6.3%	2.7%
Legal outsourcing	265,872	91,594	34.5%	14.7%	245,297	87,605	35.7%	14.2%
Internal legal(2)	60,834	22,951	37.7%	3.7%	61,235	24,253	39.6%	3.9%
Collection agencies	36,053	6,249	17.3%	1.0%	41,413	6,423	15.5%	1.1%
Other indirect costs(3)	—	112,954	—	18.1%	—	112,888	—	18.4%
Subtotal	623,841	253,525		40.6%	615,258	247,909		40.3%
Europe:
Collection sites(1)	110,657	8,463	7.6%	3.8%	100,577	6,496	6.5%	3.7%
Legal outsourcing	38,936	12,651	32.5%	5.7%	20,082	3,927	19.6%	2.2%
Collection agencies	73,572	12,902	17.5%	5.8%	57,395	9,335	16.3%	5.2%
Other indirect costs(3)	—	36,973	—	16.5%	—	33,019	—	18.5%
Subtotal	223,165	70,989		31.8%	178,054	52,777		29.6%
Latin America:
Collection sites(1)	15,389	1,749	11.4%	11.4%	12,642	1,679	13.3%	13.3%
Other indirect costs(3)	—	2,664	—	17.3%	—	2,278	—	18.0%
Subtotal	15,389	4,413		28.7%	12,642	3,957		31.3%
Total(4)	$862,395	$328,927		38.1%	$805,954	$304,643		37.8%
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

During the three months ended June 30, 2015, overall cost per dollar collected decreased by 30 basis points to 37.6% of gross collections, from 37.9% of gross collections during the three months ended June 30, 2014. Cost to collect increased slightly in both the United States and Europe, however, overall cost per dollar collected decreased primarily due to increased collections from Europe, as a percentage of total collections, where cost to collect is lower than in the United States. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost from collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, increased to 3.0% during the three months ended June 30, 2015 from 2.7% during the three months ended June 30, 2014 and, as a percentage of our site collections, increased to 7.4% during the three months ended June 30, 2015, from 6.4% during the three months ended June 30, 2014. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily related to our Atlantic subsidiary, acquired in August 2014 which maintains a higher cost structure.

•
The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, increased to 14.8% during the three months ended June 30, 2015, from 14.3% during the three months ended June 30, 2014. However, cost as a percentage of channel collections, decreased to 33.7% during the three months ended

June 30, 2015, from 34.7% during the same period in the prior year. The increase in the cost of legal collections as a percentage of total collections was primarily due to an increase in this channel’s collections as a percentage of total collections. The decrease in cost, as a percentage of channel collections, was primarily due to a reduction in the commission rates we pay to our network of attorneys in the United States.

•
Collection agency commissions, as a percentage of total collections in the United States, increased to 1.1% during the three months ended June 30, 2015, from 0.9% during the same period in the prior year. Our collection agency commission rate increased to 18.9% during the three months ended June 30, 2015, from 13.9% during the same period in the prior year. The increase in collection agency commissions as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

The increase in cost per dollar collected in the United States was partially offset due to the following factors:

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, decreased to 3.7% during the three months ended June 30, 2015, from 3.9% during the three months ended June 30, 2014 and, as a percentage of channel collections, decreased to 37.1% during the three months ended June 30, 2015, from 40.3% during the three months ended June 30, 2014. The decrease in cost as a percentage of total collections was primarily due to decreased internal legal collections as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to improved productivity in our internal legal channel.

The increase in total cost to collect in Europe was due to the following:

•
The cost of legal collections through the legal outsourcing channel, as a percentage of total collections in Europe, increased to 6.2% during the three months ended June 30, 2015, from 2.6% during the three months ended June 30, 2014. Cost as a percentage of channel collections, increased to 35.3% during the three months ended June 30, 2015, from 19.8% during the same period in the prior year. The increase in the cost of legal collections as a percentage of total collections was primarily due to Cabot placing accounts through Marlin’s legal channel and expensing the related non recoverable portion of upfront legal costs.

The increase in cost per dollar collected in Europe was partially offset due to the following:

•
Collection agency commissions, as a percentage of total collections in Europe, decreased to 4.3% during the three months ended June 30, 2015, from 4.9% during the same period in the prior year. Our collection agency commission rate in Europe decreased to 15.2% during the three months ended June 30, 2015, from 16.2% during the same period in the prior year. Commissions, as a percentage of agency collections in Europe, vary from period to period depending on, among other things, the asset class and the geographic location of the receivables. Commission rates are lower in the United Kingdom where most of the receivables in this channel are semi-performing loans and IVAs, while the commission rates are higher in other European countries where most of the receivables in this channel are non-performing loans.

•
Other indirect costs decreased to 16.3% during the three months ended June 30, 2015 from 18.9% during the three months ended June 30, 2014. This decrease was primarily due to collections growing at a rate faster than the growth in other indirect costs as we experience efficiencies in our European subsidiaries.

During the six months ended June 30, 2015, overall cost per dollar collected increased by 30 basis points to 38.1% of gross collections from 37.8% of gross collections during the six months ended June 30, 2014. This increase was primarily due to increased cost to collect in the United States and Europe. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost from collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, increased to 3.1% during the six months ended June 30, 2015 from 2.7% during the six months ended June 30, 2014 and, as a percentage of our site collections, increased to 7.6% during the six months ended June 30, 2015, from 6.3% during the six months ended June 30, 2014. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily related to our Atlantic subsidiary, acquired in August 2014 which maintains a higher cost structure.

•
The cost of legal collections through the legal outsourcing channel, as a percentage of total collections in the United States, increased to 14.7% during the six months ended June 30, 2015, from 14.2% during the six months ended June 30, 2014. However, cost as a percentage of channel collections, decreased to 34.5% during the six months ended June 30, 3015, from 35.7% during the same period in the prior year. The increase in the cost of legal collections as a percentage of total collections was primarily due to an increase in this channel’s collections as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to a reduction in the commission rates we pay to our network of attorneys in the United States.

The increase in cost per dollar collected in the United States was partially offset due to the following factors:

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, decreased to 3.7% during the six months ended June 30, 2015, from 3.9% during the six months ended June 30, 2014 and, as a percentage of channel collections, decreased to 37.7% during the six months ended June 30, 2015, from 39.6% during the six months ended June 30, 2014. The decrease in cost as a percentage of total collections was primarily due to decreased internal legal collections as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to improved productivity in our internal legal channel.

•
Collection agency commissions, as a percentage of total collections in the United States, decreased slightly to 1.0% during the six months ended June 30, 2015, from 1.1% during the same period in the prior year. Our collection agency commission rate increased to 17.3% during the six months ended June 30, 2015, from 15.5% during the same period in the prior year. The decrease in collection agency commissions as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

The increase in total cost to collect in Europe was due to several factors, including:

•
The cost from collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections increased slightly to 3.8% during the six months ended June 30, 2015 from 3.7% during the six months ended June 30, 2014 and, as a percentage of our site collections, increased to 7.6% during the six months ended June 30, 2015, from 6.5% during the six months ended June 30, 2014. The increase in cost as a percentage of site collections, through our collection sites in Europe, was primarily related to an account manager staff increase at Cabot. Cost from collection sites will decrease as these account managers gain experience in future periods.

•
The cost of legal collections through the legal outsourcing channel, as a percentage of total collections in Europe, increased to 5.7% during the six months ended June 30, 2015, from 2.2% during the six months ended June 30, 2014. Cost as a percentage of channel collections, increased to 32.5% during the six months ended June 30, 2015, from 19.6% during the same period in the prior year. The increase in the cost of legal collections as a percentage of total collections was primarily due to Cabot placing accounts through Marlin’s legal channel and expensing the related non recoverable portion of upfront legal costs.

•
Collection agency commissions, as a percentage of total collections in Europe, increased to 5.8% during the six months ended June 30, 2015, from 5.2% during the same period in the prior year. Our collection agency commission rate increased to 17.5% during the six months ended June 30, 2015, from 16.3% during the same period in the prior year. Commissions, as a percentage of agency collections in Europe, vary from period to period depending on, among other things, the asset class and the geographic location of the receivables. Commission rates are lower in the United Kingdom where most of the receivables in this channel are semi-performing loans and IVAs, while the commission rates are higher in other European countries where most of the receivables in this channel are non-performing loans.

The increase in cost per dollar collected in Europe was partially offset due to the following:

•
Other indirect costs decreased to 16.5% during the six months ended June 30, 2015 from 18.5% during the six months ended June 30, 2014. This decrease was primarily due to collections growing at a rate faster than the growth in other indirect costs as we experience efficiencies in our European subsidiaries.

Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $3.1 million to $46.3 million during the three months ended June 30, 2015, from $43.2 million during the three months ended June 30, 2014. Interest expense increased $7.4 million to $88.6 million during the six months ended June 30, 2015, from $81.2 million during the six months ended June 30, 2014.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Stated interest on debt obligations	$36,817	$36,184	$633	1.7%
Interest expense on preferred equity certificates	6,124	5,660	464	8.2%
Amortization of loan fees and other loan costs	3,659	1,766	1,893	107.2%
Amortization of debt discount	2,310	2,181	129	5.9%
Accretion of debt premium	(2,660)	(2,573)	(87)	3.4%
Total interest expense	$46,250	$43,218	$3,032	7.0%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Stated interest on debt obligations	$71,336	$65,516	$5,820	8.9%
Interest expense on preferred equity certificates	12,106	11,335	771	6.8%
Amortization of loan fees and other loan costs	5,730	5,198	532	10.2%
Amortization of debt discount	4,588	3,936	652	16.6%
Accretion of debt premium	(5,207)	(4,805)	(402)	8.4%
Total interest expense	$88,553	$81,180	$7,373	9.1%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the acquisition of a controlling interest in Cabot (the “Cabot Acquisition”) will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense was primarily attributable to increased debt levels in the United States and in Europe related to additional borrowings to finance recent acquisitions and portfolio purchases.
Other Income
Other income increased $0.3 million to $0.4 million during the three months ended June 30, 2015, from $0.1 million during the three months ended June 30, 2014. Other income increased $2.2 million to $2.5 million during the six months ended June 30, 2015, from $0.3 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, we recognized a foreign currency exchange gain of $1.6 million.
Provision for Income Taxes
During the three months ended June 30, 2015 and 2014, we recorded income tax provisions of $16.0 million and $14.0 million, respectively. During the six months ended June 30, 2015 and 2014, we recorded income tax provisions of $31.8 million and $25.8 million, respectively.

The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	6.9%	5.8%	6.9%	5.8%
State benefit	(2.4)%	(2.0)%	(2.4)%	(2.0)%
International benefit(1)	(4.5)%	(1.9)%	(5.3)%	(3.4)%
Permanent items(2)	3.2%	3.5%	2.1%	3.7%
Other(3)	0.6%	(0.8)%	0.3%	0.0%
Effective rate	38.8%	39.6%	36.6%	39.1%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and reserves taken for a certain tax position adopted by the Company.
The effective tax rate for the three and six months ended June 30, 2015 as compared to 2014, decreased as a result of proportionately more earnings realized in countries that have lower statutory tax rates than the United States’ federal rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2015 and 2014 was immaterial.
Supplemental Performance Data—Portfolio purchasing and recovery
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is estimated to be 120 months which is included in its estimated remaining collections and is used for calculating its IRRs.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections though June 30, 2015
		<2005	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total(2)	CCM(3)
Purchased consumer receivables:
United States(4):
<1999	$41,117	$137,929	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$96	$29	$144,236	3.5
1999	48,712	84,758	5,157	3,513	1,954	1,149	885	590	487	345	256	245	88	99,427	2.0
2000	6,153	23,873	1,323	1,007	566	324	239	181	115	103	96	55	36	27,918	4.5
2001	38,185	137,004	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	600	330	187,982	4.9
2002	61,490	180,831	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	1,318	604	299,816	4.9
2003	88,496	145,996	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	2,353	1,059	339,965	3.8
2004	101,316	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	2,767	1,219	264,860	2.6
2005	192,585	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	7,626	3,527	494,346	2.6
2006	141,026	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	6,952	2,895	326,562	2.3
2007	204,064	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	6,222	510,128	2.5
2008	227,756	—	—	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	12,440	593,358	2.6
2009	253,088	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	23,806	742,070	2.9
2010	345,524	—	—	—	—	—	—	125,465	284,541	215,088	150,558	106,079	44,382	926,113	2.7
2011	382,334	—	—	—	—	—	—	—	122,224	300,536	225,451	154,847	63,441	866,499	2.3
2012	473,412	—	—	—	—	—	—	—	—	186,472	322,962	235,606	90,293	835,333	1.8
2013	543,100	—	—	—	—	—	—	—	—	—	223,862	390,582	162,097	776,541	1.4
2014	609,365	—	—	—	—	—	—	—	—	—	—	153,830	173,840	327,670	0.5
2015	227,910	—	—	—	—	—	—	—	—	—	—	—	27,495	27,495	0.1
Subtotal	3,985,633	749,791	291,111	336,374	354,724	398,303	487,458	604,006	755,392	939,746	1,094,103	1,165,508	613,803	7,790,319	2.0
Europe:
2013	619,079	—	—	—	—	—	—	—	—	—	134,259	249,307	111,887	495,453	0.8
2014	630,348	—	—	—	—	—	—	—	—	—	—	135,549	101,521	237,070	0.4
2015	312,704	—	—	—	—	—	—	—	—	—	—	—	9,757	9,757	—
Subtotal	1,562,131	—	—	—	—	—	—	—	—	—	134,259	384,856	223,165	742,280	0.5
Purchased bankruptcy receivables:
2010	11,971	—	—	—	—	—	—	388	4,247	5,598	6,248	5,914	2,454	24,849	2.1
2011	1,642	—	—	—	—	—	—	—	1,372	1,413	1,070	333	134	4,322	2.6
2012	83,159	—	—	—	—	—	—	—	—	1,249	31,020	26,207	11,284	69,760	0.8
2013	39,833	—	—	—	—	—	—	—	—	—	12,806	24,679	11,555	49,040	1.2
Subtotal	136,605	—	—	—	—	—	—	388	5,619	8,260	51,144	57,133	25,427	147,971	1.1
Total	$5,684,369	$749,791	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$862,395	$8,680,570	1.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through June 30, 2015, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2015 refers to collections as a multiple of purchase price.

(4)	United States data includes results from Latin America.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Purchased consumer receivables:
United States(4):
<2006	$578,054	$1,858,550	$542	$1,859,092	3.2
2006	141,026	326,562	4,543	331,105	2.3
2007	204,064	510,127	13,336	523,463	2.6
2008	227,756	593,358	29,221	622,579	2.7
2009	253,088	742,070	51,190	793,260	3.1
2010	345,524	926,113	97,982	1,024,095	3.0
2011	382,334	866,499	204,965	1,071,464	2.8
2012	473,412	835,333	296,132	1,131,465	2.4
2013	543,100	776,541	627,742	1,404,283	2.6
2014	609,365	327,670	911,777	1,239,447	2.0
2015	227,910	27,496	366,892	394,388	1.7
Subtotal	3,985,633	7,790,319	2,604,322	10,394,641	2.6
Europe:
2013	619,079	495,453	1,330,625	1,826,078	2.9
2014	630,348	237,070	1,074,479	1,311,549	2.1
2015	312,704	9,757	620,444	630,201	2.0
Subtotal	1,562,131	742,280	3,025,548	3,767,828	2.4
Purchased bankruptcy receivables:
2010	11,971	24,849	2,480	27,329	2.3
2011	1,642	4,322	147	4,469	2.7
2012	83,159	69,760	29,577	99,337	1.2
2013	39,833	49,040	21,935	70,975	1.8
Subtotal	136,605	147,971	54,139	202,110	1.5
Total	$5,684,369	$8,680,570	$5,684,009	$14,364,579	2.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through June 30, 2015, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for purchased consumer receivables includes $100.2 million related to accounts that converted to bankruptcy after purchase.

(4)	United States data includes results from Latin America.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2015(3)	2016	2017	2018	2019	2020	2021	2022	2023	>2023	Total
Purchased consumer receivables:
United States(4):
<2006	$540	$2	$—	$—	$—	$—	$—	$—	$—	$—	$542
2006	2,053	2,490	—	—	—	—	—	—	—	—	4,543
2007	4,175	6,421	2,739	1	—	—	—	—	—	—	13,336
2008	8,996	11,097	6,533	2,595	—	—	—	—	—	—	29,221
2009	13,271	18,776	10,207	6,243	2,693	—	—	—	—	—	51,190
2010	23,358	32,167	19,737	12,105	7,900	2,715	—	—	—	—	97,982
2011	47,766	71,332	39,501	23,028	12,409	8,021	2,908	—	—	—	204,965
2012	65,272	98,693	57,654	34,392	19,631	10,922	7,328	2,240	—	—	296,132
2013	114,081	175,782	120,508	81,066	53,950	36,035	23,708	16,827	5,785	—	627,742
2014	129,964	222,183	172,602	156,672	110,203	54,118	27,017	18,669	13,843	6,506	911,777
2015	41,178	97,265	80,549	53,308	35,849	23,467	13,778	9,112	6,724	5,662	366,892
Subtotal	450,654	736,208	510,030	369,410	242,635	135,278	74,739	46,848	26,352	12,168	2,604,322
Europe:
2013	92,149	208,243	210,995	185,799	163,836	145,905	129,534	115,878	78,286	—	1,330,625
2014	84,007	171,271	166,890	142,712	123,322	109,393	96,862	84,297	75,393	20,332	1,074,479
2015	44,966	100,909	91,308	76,235	65,300	56,306	49,577	44,510	39,825	51,508	620,444
Subtotal	221,122	480,423	469,193	404,746	352,458	311,604	275,973	244,685	193,504	71,840	3,025,548
Purchased bankruptcy receivables:
2010	1,687	793	—	—	—	—	—	—	—	—	2,480
2011	69	76	2	—	—	—	—	—	—	—	147
2012	8,830	12,431	6,382	1,934	—	—	—	—	—	—	29,577
2013	9,204	9,563	2,660	508	—	—	—	—	—	—	21,935
Subtotal	19,790	22,863	9,044	2,442	—	—	—	—	—	—	54,139
Total	$691,566	$1,239,494	$988,267	$776,598	$595,093	$446,882	$350,712	$291,533	$219,856	$84,008	$5,684,009
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)	ERC for purchased consumer receivables includes $100.2 million related to accounts that converted to bankruptcy after purchase.

(3)	2015 amount consists of six months data from July 1, 2015 to December 31, 2015.

(4)	United States data includes results from Latin America.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2015	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Purchased consumer receivables:
United States(2):
2007	$1,747	$204,064	0.9%	0.2%
2008	6,371	227,756	2.8%	0.6%
2009	2,259	253,088	0.9%	0.2%
2010	6,407	345,524	1.9%	0.6%
2011	40,591	382,334	10.6%	4.0%
2012	84,863	473,412	17.9%	8.4%
2013	205,671	543,100	37.9%	20.4%
2014	444,389	609,365	72.9%	44.2%
2015	213,749	227,910	93.8%	21.3%
Subtotal	1,006,047	3,266,553	30.8%	100.0%
Europe:
2013	483,377	619,079	78.1%	36.9%
2014	509,998	630,348	80.9%	39.0%
2015	315,361	312,704	100.8%	24.1%
Subtotal	1,308,736	1,562,131	83.8%	100.0%
Purchased bankruptcy receivables:
2012	26,276	83,159	31.6%	71.0%
2013	10,708	39,833	26.9%	29.0%
Subtotal	36,984	122,992	30.1%	100.0%
Total	$2,351,767	$4,951,676	47.5%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	United States data includes results from Latin America.

Estimated Future Amortization of Portfolios
As of June 30, 2015, we had $2.4 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Purchased Consumer Receivables United States(1)	Purchased Consumer Receivables Europe	Purchased Bankruptcy Receivables	Total Amortization
2015(2)	$108,986	$40,339	$11,576	$160,901
2016	251,473	136,722	15,770	403,965
2017	194,269	170,411	7,394	372,074
2018	167,192	150,877	2,244	320,313
2019	121,655	139,276	—	260,931
2020	67,233	137,668	—	204,901
2021	37,037	142,048	—	179,085
2022	31,016	170,124	—	201,140
2023	18,103	160,174	—	178,277
2024	8,081	45,873	—	53,954
2025	1,002	15,224	—	16,226
Total	$1,006,047	$1,308,736	$36,984	$2,351,767
________________________

(1)	United States data includes results from Latin America.

(2)	2015 amount consists of six months data from July 1, 2015 to December 31, 2015.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of June 30,
	2015		2014
	Domestic	International	Domestic	International
General & Administrative	945	1,705	951	1,601
Internal Legal Account Manager	33	90	52	56
Account Manager	250	2,578	230	2,384
	1,228	4,373	1,233	4,041

Gross Collections by Account Manager
The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States(1):
Gross collections—collection sites	$125,153	$130,788	$261,082	$267,313
Average active Account Manager	1,461	1,552	1,465	1,597
Collections per average active Account Manager	$85.7	$84.3	$178.2	$167.4
Europe(2):
Gross collections—collection sites	$64,259	$54,716	$110,657	$100,577
Average active Account Manager	696	576	660	503
Collections per average active Account Manager	$92.3	$95.0	$167.7	$200.0
Overall:
Collections per average active Account Manager	$87.8	$87.2	$174.9	$175.2
________________________

(1)	United States represents account manager statistics for United States portfolios and includes applicable collection statistics from our India and Costa Rica call centers.

(2)	Europe represents account manager statistics for Europe portfolios and includes applicable collection statistics for our India call centers.
Gross Collections per Hour Paid
The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States(1):
Gross collections—collection sites	$125,153	$130,788	$261,082	$267,313
Total hours paid	721	776	1,418	1,518
Collections per hour paid	$173.6	$168.5	$184.1	$176.1
Europe(2):
Gross collections—collection sites	$64,259	$54,716	$110,657	$100,577
Total hours paid	211	164	364	297
Collections per hour paid	$304.5	$333.6	$304.0	$338.6
Overall:
Collections per hour paid	$203.2	$197.3	$208.6	$202.7
________________________

(1)	United States represents account manager statistics for United States portfolios and includes applicable collection statistics from our India and Costa Rica call centers.

(2)	Europe represents account manager statistics for Europe portfolios and includes applicable collection statistics for our India call centers.

Collection Sites Direct Cost per Dollar Collected
The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States(1):
Gross collections—collection sites	$125,153	$130,788	$261,082	$267,313
Direct cost(2)	$9,302	$8,330	$19,777	$16,740
Cost per dollar collected	7.4%	6.4%	7.6%	6.3%
Europe(3):
Gross collections—collection sites	$64,259	$54,716	$110,657	$100,577
Direct cost(2)	$4,461	$3,773	$8,463	$6,496
Cost per dollar collected	6.9%	6.9%	7.6%	6.5%
Overall:
Cost per dollar collected	7.3%	6.5%	7.6%	6.3%
________________________

(1)	United States statistics include applicable gross collections and direct costs from India and Costa Rica call centers.

(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(3)	Europe statistics include applicable gross collections and direct costs from our India call centers.
Salaries and Employee Benefits by Function
The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$14,706	$12,918	$29,989	$24,915
Non-collection site salaries and employee benefits(2)	43,579	44,564	86,781	84,129
Subtotal	58,285	57,482	116,770	109,044
Non portfolio purchasing and recovery	3,062	2,158	6,420	3,897
	$61,347	$59,640	$123,190	$112,941
________________________

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(2)
Includes internal legal channel salaries and employee benefits of $5.3 million and $6.0 million for the three months ended June 30, 2015 and 2014, respectively, and $10.5 million and $11.8 million for the six months ended June 30, 2015 and 2014, respectively.

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2013	1,678	$1,615,214	$58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(4)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
Q2 2015(5)	2,970	5,544,885	418,780
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the merger with Asset Acceptance Capital Corp.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.

(4)	Includes $105.4 million of portfolios acquired with a face value of approximately $1.7 billion in connection with the Atlantic Acquisition.

(5)	Includes $216.0 million of portfolios acquired with a face value of approximately $3.1 billion in connection with the dlc Acquisition.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014

	(Unaudited)
Net cash provided by operating activities	$47,412	$52,373
Net cash used in investing activities	(331,882)	(493,943)
Net cash provided by financing activities	303,795	443,066
Operating Cash Flows
Net cash provided by operating activities was $47.4 million and $52.4 million during the six months ended June 30, 2015 and 2014, respectively.
Cash provided by operating activities during the six months ended June 30, 2015 was primarily related to net income of $55.2 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the six months ended June 30, 2014 was primarily related to net income of $40.2 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $331.9 million and $493.9 million during the six months ended June 30, 2015 and 2014, respectively.
The cash flows used in investing activities during the six months ended June 30, 2015 were primarily related to cash paid for the dlc Acquisition, net of cash acquired, of $237.9 million, receivable portfolio purchases (excluding the portfolios acquired from the dlc Acquisition of $216.0 million) of $356.3 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $334.6 million. The cash flows used in investing activities during the six months ended June 30, 2014 were primarily related to cash paid for the Marlin Acquisition, net of cash acquired, of $303.5 million, receivable portfolio purchases (excluding the portfolios acquired from the Marlin Acquisition of $208.5 million) of $475.1 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $325.5 million.
Capital expenditures for fixed assets acquired with internal cash flows were $10.6 million and $8.9 million for six months ended June 30, 2015 and 2014, respectively.
Financing Cash Flows
Net cash provided by financing activities was $303.8 million and $443.1 million during the six months ended June 30, 2015 and 2014, respectively.
The cash provided by financing activities during the six months ended June 30, 2015 primarily reflects $737.6 million in borrowings under our credit facilities, offset by $354.4 million in repayments of amounts outstanding under our credit facilities and $33.2 million in repurchases of common stock. The cash provided by financing activities during the six months ended June 30, 2014 primarily reflects $679.9 million in borrowings under our credit facilities, $288.6 million of proceeds from the Cabot 2021 Notes, and $161.0 million of proceeds from the issuance of the 2021 Convertible Notes, and $134.0 million of proceeds from the issuance of Propel’s securitized notes, offset by $732.9 million in repayments of amounts outstanding under our credit facilities and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction associated with our 2017 Convertible Notes.
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
Our revolving credit facility and term loan facility (the “Credit Facility”) includes a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows us to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Credit Facility is $1.1 billion. The Credit Facility has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of June 30, 2015, we had $666.1 million outstanding and $126.4 million of availability under the Credit Facility, excluding the $250.0 million accordion.
In March 2014, we sold $161.0 million in aggregate principal amount of 2.875% convertible senior notes due March 15, 2021 in a private placement transaction (the “2021 Convertible Notes”). The 2021 Convertible Notes are general unsecured obligations of Encore. We used approximately $19.5 million of the net proceeds from this offering to pay the cost of the capped call transactions entered into in connection with the 2021 Convertible Notes and used the remainder of the net proceeds from this offering for general corporate purposes, including working capital.
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
On February 7, 2014, in connection with the Marlin Acquisition, Cabot Financial UK borrowed £75.0 million (approximately $122.3 million) under this facility and used the proceeds to pay for a portion of the purchase price. The Marlin Acquisition was financed with the £75.0 million (approximately $122.3 million) Cabot Credit Facility draw discussed above, and with borrowings under senior secured bridge facilities entered into on February 7, 2014. On March 21, 2014, Cabot Financial issued £175.0 million (approximately $288.6 million) in aggregate principal amount of 6.5% Senior Secured Notes due 2021 (the “Cabot 2021 Notes”). The senior secured bridge facilities were paid in full using proceeds from borrowings under the Cabot 2021 Notes.
On June 1, 2015, Cabot entered into a new senior secured bridge facility (the “2015 Senior Secured Bridge Facility”) that provides an aggregate principal amount of up to £90.0 million. The purpose of the 2015 Senior Secured Bridge Facility was to provide funding for the financing, in full or in part, of the purchase price for the dlc Acquisition and the payment of costs, fees and expenses in connection with the dlc Acquisition, and was fully drawn on as of the closing of the dlc Acquisition. The 2015 Senior Secured Bridge Facility has an initial term of one year and can be extended for an additional year if it is not repaid during the first year of issuance. Cabot borrowed £91.0 million (approximately $138.4 million) under the Cabot Credit Facility to pay for the remaining purchase price of the dlc Acquisition. As of June 30, 2015, we had £146.6 million (approximately $230.7 million) outstanding and £48.4 million (approximately $76.1 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at June 30, 2015 consisted of $60.5 million held by United States-based entities and $77.6 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At June 30, 2015, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Interest Rates. At June 30, 2015, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company during the three months ended June 30, 2015, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2015 to April 30, 2015	—	$—	—	$—
May 1, 2015 to May 31, 2015	839,295	39.54	839,295	—
June 1, 2015 to June 30, 2015	—	—	—	—
Total	839,295	$39.54	839,295	$—
________________________

(1)
On April 24, 2014, we publicly announced that our Board of Directors had authorized a stock repurchase program for the Company to purchase $50.0 million of our Company’s common stock. This column discloses the number of shares purchased pursuant to the program during the indicated time periods. As of June 30, 2015, the Company had purchased the full $50.0 million of our Company’s common stock authorized under the stock repurchase program.

Item 6 – Exhibits

10.1	Amendment No. 1 to Limited Guarantee, dated April 3, 2015, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A. (filed herewith)

10.2*
Amendment No. 2 to Tax Lien Loan and Security Agreement, dated April 3, 2015, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (filed herewith)

10.3	Credit Facility Loan Agreement, dated May 8, 2015, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (filed herewith)

10.4
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated July 9, 2015, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.5
Amendment No. 4, dated July 9, 2015, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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
Date: August 10, 2015