Form 10-Q
period 2015-09-30
ENCORE CAPITAL GROUP INC
filed 2015-11-05
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2015
Common Stock, $0.01 par value	25,273,825 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$175,220	$124,163
Investment in receivable portfolios, net	2,323,224	2,143,560
Receivables secured by property tax liens, net	297,592	259,432
Property and equipment, net	63,042	66,969
Deferred court costs, net	74,054	60,412
Other assets	229,697	197,666
Goodwill	940,181	897,933
Total assets	$4,103,010	$3,750,135
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$239,151	$231,967
Debt	3,116,444	2,773,554
Other liabilities	87,735	79,675
Total liabilities	3,443,330	3,085,196
Commitments and contingencies
Redeemable noncontrolling interest	26,934	28,885
Redeemable equity component of convertible senior notes	6,881	9,073
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,274 shares and 25,794 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	253	258
Additional paid-in capital	106,454	125,310
Accumulated earnings	544,477	498,354
Accumulated other comprehensive loss	(29,279)	(922)
Total Encore Capital Group, Inc. stockholders’ equity	621,905	623,000
Noncontrolling interest	3,960	3,981
Total equity	625,865	626,981
Total liabilities, redeemable equity and equity	$4,103,010	$3,750,135
The following table includes assets that can only be used to settle the liabilities of the Company’s consolidated variable interest entities (“VIEs”) and the creditors of the VIEs have no recourse to the Company. These assets and liabilities are included in the consolidated statements of financial condition above. See Note 11, “Variable Interest Entities” for additional information on the Company’s VIEs.

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$69,463	$44,996
Investment in receivable portfolios, net	1,194,341	993,462
Receivables secured by property tax liens, net	88,206	108,535
Property and equipment, net	18,524	15,957
Deferred court costs, net	32,244	17,317
Other assets	43,733	80,264
Goodwill	715,877	671,434
Liabilities
Accounts payable and accrued liabilities	$105,904	$137,201
Debt	1,773,831	1,556,956
Other liabilities	21,411	8,724
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Revenue from receivable portfolios, net	$265,523	$251,785	$799,934	$737,584
Other revenues	14,558	13,445	42,080	38,943
Net interest income	7,715	8,052	21,801	19,691
Total revenues	287,796	273,282	863,815	796,218
Operating expenses
Salaries and employee benefits	64,976	61,175	200,269	183,667
Cost of legal collections	58,760	53,742	170,834	153,596
Other operating expenses	23,953	22,061	72,202	72,196
Collection agency commissions	9,381	9,517	28,532	25,275
General and administrative expenses	88,002	35,532	159,780	110,508
Depreciation and amortization	8,235	6,933	24,669	19,879
Total operating expenses	253,307	188,960	656,286	565,121
Income from operations	34,489	84,322	207,529	231,097
Other (expense) income
Interest expense	(47,816)	(43,498)	(136,369)	(124,678)
Other (expense) income	(924)	(532)	1,588	(192)
Total other expense	(48,740)	(44,030)	(134,781)	(124,870)
(Loss) income before income taxes	(14,251)	40,292	72,748	106,227
Benefit (provision) for income taxes	4,887	(10,154)	(26,960)	(35,906)
Net (loss) income	(9,364)	30,138	45,788	70,321
Net (income) loss attributable to noncontrolling interest	(1,595)	197	335	6,755
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(10,959)	$30,335	$46,123	$77,076

(Loss) earnings per share attributable to Encore Capital Group, Inc.:

Basic	$(0.43)	$1.17	$1.79	$2.99
Diluted	$(0.43)	$1.11	$1.71	$2.79

Weighted average shares outstanding:
Basic	25,450	25,879	25,800	25,811
Diluted	25,450	27,332	26,912	27,622
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(9,364)	$30,138	$45,788	$70,321
Other comprehensive (loss) income, net of tax:
Unrealized (loss) income on derivative instruments	(373)	(134)	(24)	2,095
Unrealized loss on foreign currency translation	(14,110)	(7,529)	(28,333)	(4,016)
Other comprehensive loss, net of tax	(14,483)	(7,663)	(28,357)	(1,921)
Comprehensive (loss) income	(23,847)	22,475	17,431	68,400
Comprehensive loss (income) attributable to noncontrolling interest:
Net (income) loss	(1,595)	197	335	6,755
Unrealized loss on foreign currency translation	2,308	1,372	3,196	902
Comprehensive loss attributable to noncontrolling interests	713	1,569	3,531	7,657
Comprehensive (loss) income attributable to Encore Capital Group, Inc. stockholders	$(23,134)	$24,044	$20,962	$76,057
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$45,788	$70,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,669	19,879
Non-cash interest expense, net	27,455	20,989
Stock-based compensation expense	17,259	13,560
Deferred income taxes	(257)	(11,863)
Excess tax benefit from stock-based payment arrangements	(1,705)	(11,422)
Reversal of allowances on receivable portfolios, net	(3,958)	(12,455)
Changes in operating assets and liabilities
Deferred court costs and other assets	(41,354)	(16,498)
Prepaid income tax and income taxes payable	(45,776)	2,402
Accounts payable, accrued liabilities and other liabilities	41,260	23,850
Net cash provided by operating activities	63,381	98,763
Investing activities:
Cash paid for acquisitions, net of cash acquired	(236,214)	(495,519)
Purchases of receivable portfolios, net of put-backs	(549,957)	(666,470)
Collections applied to investment in receivable portfolios, net	488,174	488,086
Originations and purchases of receivables secured by tax liens	(167,739)	(108,739)
Collections applied to receivables secured by tax liens	123,407	93,986
Purchases of property and equipment	(15,754)	(13,598)
Other, net	3,178	(1,987)
Net cash used in investing activities	(354,905)	(704,241)
Financing activities:
Payment of loan costs	(7,316)	(15,271)
Proceeds from credit facilities	903,319	993,449
Repayment of credit facilities	(466,745)	(878,883)
Proceeds from senior secured notes	—	288,645
Repayment of senior secured notes	(11,250)	(11,250)
Proceeds from issuance of convertible senior notes	—	161,000
Proceeds from issuance of securitized notes	—	134,000
Repayment of securitized notes	(32,324)	(20,599)
Repayment of preferred equity certificates, net	—	(702)
Purchases of convertible hedge instruments	—	(33,576)
Repurchase of common stock	(33,185)	(16,815)
Taxes paid related to net share settlement of equity awards	(6,050)	(19,356)
Excess tax benefit from stock-based payment arrangements	1,705	11,422
Other, net	(2,299)	987
Net cash provided by financing activities	345,855	593,051
Net increase in cash and cash equivalents	54,331	(12,427)
Effect of exchange rate changes on cash and cash equivalents	(3,274)	1,654
Cash and cash equivalents, beginning of period	124,163	126,213
Cash and cash equivalents, end of period	$175,220	$115,440
Supplemental disclosures of cash flow information:
Cash paid for interest	$114,731	$120,125
Cash paid for income taxes, net	72,306	54,452
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$1,290	$6,852
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively with Encore, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts. Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) in February 2014, provides Cabot with substantial litigation-enhanced collection capabilities for non-performing accounts, and Cabot continued to expand in the United Kingdom with its acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”) in June 2015. Encore’s majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Encore’s majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. In addition, through Encore’s subsidiary, Propel Acquisition, LLC and its subsidiaries (collectively, “Propel”), the Company assists property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchases delinquent tax liens directly from selected taxing authorities. In October 2015, the Company completed the acquisition of a controlling stake in Baycorp Holdings Pty Limited (“Baycorp”), one of Australasia's leading debt resolution specialists. The acquisition of Baycorp expands the Company’s operations into Australia and New Zealand and its global reach into 13 countries.
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
The Company uses insights discovered during its purchasing process to build account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account will be actively serviced post-purchase. The Company continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. After its preliminary analysis, the Company seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system, where the Company first differentiates those consumers who it believes are not able to pay from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, facing extenuating circumstances or hardships (such as medical issues), serving in the military, or currently receiving social security as their only source of income are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans that are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, do not respond to the Company’s calls or letters, and therefore the Company must then make the difficult decision whether or not to pursue collections through legal means.
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
Cabot also uses insights discovered during its purchasing process to build account-level collection strategies. Cabot’s proprietary consumer-level collectability analysis is a determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective customer engagement strategy to pursue for each account it owns to ensure that customers are treated fairly and the most suitable engagement and collection strategy for each individual customer is deployed. Cabot has concentrated on buying high-balance financial services debt, both paying and non-paying. Cabot establishes contact with consumers, in order to convey payment arrangements and gauge the willingness of these consumers to continue to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardships, are managed outside of normal collection routines.
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
Latin America
Refinancia is a market leader in debt collection and management in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in Colombia, including providing financial solutions to individuals who have previously defaulted on their credit obligations, payment plan guarantee and factoring services through merchants and loan guarantee services to financial institutions.
Beginning in December 2014 the Company began investing in non-performing secured residential mortgages in Latin America.
Tax Lien Business
Propel’s principal business is the acquisition and servicing of tax liens on residential and commercial real property. These liens take priority over most other liens, including mortgage liens. By funding unpaid property taxes, Propel provides state and local taxing authorities and governments with much needed tax revenue. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans designed to allow them to keep their property while paying their property tax obligation over time. In such cases, Propel pays their tax lien obligation to the taxing authority, and the property owner pays Propel at a lower interest rate or over a longer period of time than the taxing authority would ordinarily permit. Propel also purchases tax liens directly from taxing authorities in various states. In many cases, these tax liens continue to be serviced by the taxing authority. When the taxing authority receives payment for the outstanding taxes, it pays Propel the outstanding balance of the lien plus interest, which is established by statute, negotiated at the time of the purchase, or determined by the bid Propel submitted to acquire the tax lien. Propel maintains a foreclosure rate of less than 0.5%.

Financial Statement Preparation and Presentation
The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
On August 6, 2014, the Company acquired all of the outstanding equity interests of Atlantic Credit & Finance, Inc. (the “Atlantic Acquisition”), on February 7, 2014, Cabot completed the acquisition of Marlin (“the Marlin Acquisition”) and on June 1, 2015, Cabot completed the acquisition of dlc (the “dlc Acquisition”). The condensed consolidated financial statements include the results of operations of subsidiaries from mergers and acquisitions, since the date of the respective acquisitions.
Translation of Foreign Currencies
The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Transaction gains and losses are included in other income or expense.
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
In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective immediately for both public business entities and non-public entities. The Company believes the adoption of ASU 2015-15 will not have a material effect on its consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. ASU 2015-16 is applied prospectively to adjustments to provisional amounts that occur after the effective date, i.e., ASU 2015-16 applies to open measurement periods, regardless of the acquisition date. The Company early adopted this standard in the third quarter of 2015. The adoption of this guidance did not have a material impact on its consolidated financial statements and footnotes disclosures.
Note 2: Earnings (Loss) Per Share
Basic earnings or loss per share is calculated by dividing net earnings or loss attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible senior notes. In computing the diluted net loss per share, dilutive potential common shares are excluded from the diluted loss per share calculation because of their anti-dilutive effect.
On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. In May 2014, the Company repurchased 400,000 shares of its common stock for approximately $16.8 million. In May 2015, the Company repurchased 839,295 shares of common stock for approximately $33.2 million, which represented the remaining amount allowed under the share repurchase program.
On August 12, 2015, the Company’s Board of Directors approved a new $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding—basic	25,450	25,879	25,800	25,811
Dilutive effect of stock-based awards	—	410	265	684
Dilutive effect of convertible senior notes	—	1,043	847	1,118
Dilutive effect of warrants	—	—	—	9
Weighted average common shares outstanding—diluted	25,450	27,332	26,912	27,622

Due to a one-time charge resulting from a settlement with the Consumer Finance Protection Bureau (“CFPB”), discussed in detail in Note 13, “Commitments and Contingencies,” the Company incurred a net loss during the three months ended September 30, 2015, therefore the dilutive potential common shares are excluded from the diluted loss per share calculation during this period because of their anti-dilutive effect.
There were no anti-dilutive employee stock options outstanding during the nine months ended September 30, 2015 or the three and nine months ended September 30, 2014.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. Diluted earnings per share during the periods presented above included the effect of the common shares issuable upon conversion of certain of the convertible senior notes, because the average stock price exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” and further described below, the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00, the 2020 Convertible Notes to $61.55, and the 2021 Convertible Notes to $83.14. On January 2, 2014, the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes have been converted.
Note 3: Business Combinations
dlc Acquisition
On June 1, 2015, Cabot acquired dlc, a U.K.-based acquirer and collector of non-performing unsecured consumer debt for approximately £180.6 million (approximately $274.7 million). The dlc Acquisition was financed with borrowings under Cabot’s existing revolving credit facility and under Cabot’s new senior secured bridge facility. Refer to Note 10, “Debt” for further details of Cabot’s revolving credit facility and senior secured bridge facility.
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

The components of the preliminary purchase price allocation for the dlc Acquisition were as follows (in thousands):

Purchase price:
Cash paid at acquisition	$268,391
Deferred consideration	6,306
Total purchase price	$274,697

Allocation of purchase price:
Cash	$30,518
Investment in receivable portfolios	215,988
Deferred court costs	760
Property and equipment	1,327
Other assets	2,384
Liabilities assumed	(44,335)
Identifiable intangible assets	3,670
Goodwill	64,385
Total net assets acquired	$274,697
The goodwill recognized is primarily attributable to synergies that are expected to be achieved by combining dlc and Cabot's existing contingent collections operations. The entire goodwill of $64.4 million related to the dlc Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the dlc Acquisition were approximately $0.1 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, and have been expensed in the accompanying condensed consolidated statements of operations within general and administrative expenses. The amount of revenue and net income attributable to Encore included in the Company’s consolidated statement of operations for the three months ended September 30, 2015 related to dlc was $11.7 million and $2.3 million, respectively. The amount of revenue and net income attributable to Encore included in the Company’s consolidated statement of operations for the nine months ended September 30, 2015 related to dlc was $16.1 million and $3.8 million, respectively.
Other Acquisitions
In addition to the dlc Acquisition discussed above, the Company, through its subsidiaries, completed certain other acquisitions in 2015. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$715	$—	$715
Liabilities
Foreign currency exchange contracts	—	(1,010)	—	(1,010)
Temporary Equity
Redeemable noncontrolling interests	—	—	(26,934)	(26,934)

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$768	$—	$768
Liabilities
Foreign currency exchange contracts	—	(1,037)	—	(1,037)
Temporary Equity
Redeemable noncontrolling interests	—	—	(28,885)	(28,885)
Foreign Currency Exchange Contracts:
The Company uses foreign currency exchange contracts to minimize its exposure to fluctuations in foreign currency exchange rates. Fair values of these derivative instruments are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including foreign currency exchange rates, and forward and spot prices for currencies.
Redeemable Noncontrolling Interests:
Some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value and, in some cases, to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments do not affect the calculation of earnings per share.

The components of the change in the redeemable noncontrolling interests for the periods ended September 30, 2015 and December 31, 2014 are presented in the following table (in thousands):

Amount
Balance at December 31, 2013	$26,564
Initial redeemable noncontrolling interest related to business combinations	4,997
Net loss attributable to redeemable noncontrolling interests	(4,513)
Adjustment of the redeemable noncontrolling interests to fair value	5,730
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,893)
Balance at December 31, 2014	28,885
Net loss attributable to redeemable noncontrolling interests	(316)
Adjustment of the redeemable noncontrolling interests to fair value	1,323
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(2,958)
Balance at September 30, 2015	$26,934
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 12.0%, respectively, for United States portfolios, and approximately 30.0% and 13.4%, respectively, for Europe portfolios. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of September 30, 2015 and December 31, 2014. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and Europe portfolios by approximately $41.2 million and $57.5 million, respectively, as of September 30, 2015. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.3 billion and $2.1 billion as of September 30, 2015 and December 31, 2014, respectively.
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

Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $448.5 million less debt discount of $44.3 million as of September 30, 2015, and $448.5 million less debt discount of $51.2 million as of December 31, 2014, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices, was approximately $451.9 million and $507.4 million as of September 30, 2015 and December 31, 2014, respectively.
Propel’s borrowings under its revolving credit facilities, term loan facility, and securitized notes are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.
The carrying value of the Cabot and Marlin senior secured notes was $1.1 billion, including debt premium of $57.4 million and $1.1 billion, including debt premium of $67.3 million, as of September 30, 2015 and December 31, 2014, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices, approximated the carrying value as of September 30, 2015 and December 31, 2014, respectively.
Cabot’s borrowings under its senior revolving credit facility and senior secured bridge loan facility, entered into in June 2015 in connection with the dlc Acquisition, are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximates fair value.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of two of its subsidiaries, Janus Holdings and Cabot Holdings. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the acquisition of a controlling interest in Cabot (the “Cabot Acquisition”) and at September 30, 2015, that the carrying value of these preferred equity certificates approximates fair value.
Note 5: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Certain of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.
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
Gains and losses on cash flow hedges are recorded in other comprehensive income (“OCI”) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, the Company reclassifies OCI on the derivative into earnings. If all or a portion of the forecasted transaction is cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.
As of September 30, 2015, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $43.8 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.5 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the nine months ended September 30, 2015 and 2014.
The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(1,010)	Other liabilities	$(1,037)
Foreign currency exchange contracts	Other assets	715	Other assets	768
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$(670)	$(429)	Salaries and employee benefits	$(153)	$(243)	Other (expense) income	$—	$—
Foreign currency exchange contracts	(126)	(79)	General and administrative expenses	(28)	(46)	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$(593)	$2,215	Salaries and employee benefits	$(468)	$(818)	Other (expense) income	$—	$—
Foreign currency exchange contracts	24	242	General and administrative expenses	(75)	(143)	Other (expense) income	—	—
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total (7)
December 31, 2014	$2,993,321	$66,392	$3,059,713
Revenue recognized, net(1)	(248,539)	(15,571)	(264,110)
Net additions on existing portfolios(2)	120,729	39,607	160,336
Additions for current purchases, net(2)	85,692	—	85,692
Balance at March 31, 2015	2,951,203	90,428	3,041,631
Revenue recognized, net(1)	(243,425)	(26,876)	(270,301)
Net additions on existing portfolios(2)	91,294	74,586	165,880
Additions for current purchases, net(2), (3)	395,032	—	395,032
Balance at June 30, 2015	3,194,104	138,138	3,332,242
Revenue recognized, net(1)	(233,680)	(31,843)	(265,523)
Net additions on existing portfolios(2), (4)	(3,548)	117,918	114,370
Additions for current purchases, net(2)	149,255	—	149,255
Balance at September 30, 2015	$3,106,131	$224,213	$3,330,344

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total (7)
Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936
Revenue recognized, net(1)	(231,057)	(6,511)	(237,568)
Net additions on existing portfolios(2)	92,325	8,555	100,880
Additions for current purchases, net(2), (5)	591,205	—	591,205
Balance at March 31, 2014	2,843,944	10,509	2,854,453
Revenue recognized, net(1)	(241,523)	(6,708)	(248,231)
Net additions on existing portfolios(2)	80,582	6,135	86,717
Additions for current purchases, net(2)	218,047	—	218,047
Balance at June 30, 2014	2,901,050	9,936	2,910,986
Revenue recognized, net(1)	(244,561)	(7,224)	(251,785)
Net additions on existing portfolios(2)	161,622	54,184	215,806
Additions for current purchases, net(2), (6)	179,604	—	179,604
Balance at September 30, 2014	$2,997,715	$56,896	$3,054,611
________________________

(1)	Revenue recognized on Zero Basis Portfolios includes portfolio allowances and reversals.

(2)	Includes effect of foreign currency translation.

(3)	Includes $216.0 million of portfolios acquired in connection with the dlc Acquisition.

(4)	Includes impact of CFPB settlement of approximately $22.2 million.

(5)	Includes $208.5 million of portfolios acquired in connection with the Marlin Acquisition.

(6)	Includes $105.4 million of portfolios acquired in connection with the Atlantic Acquisition.

(7)	Estimated remaining collections and accretable yield include anticipated collections beyond the 120 month collection forecast for United States portfolios.
During the three months ended September 30, 2015, the Company purchased receivable portfolios with a face value of $2.1 billion for $187.2 million, or a purchase cost of 9.0% of face value. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $336.4 million. During the three months ended September 30, 2014, the Company purchased receivable portfolios with a face value of $4.0 billion for $299.5 million, or a purchase cost of 7.5% of face value. Purchases of charged-off credit card portfolios during the three months ended September 30, 2014, include $105.4 million of portfolios acquired in connection with the Atlantic Acquisition. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $606.3 million.
During the nine months ended September 30, 2015, the Company purchased receivable portfolios with a face value of $8.7 billion for $731.1 million, or a purchase cost of 8.4% of face value. Purchases of charged-off credit card portfolios during the nine months ended September 30, 2015, include $216.0 million of portfolios acquired in connection with the dlc Acquisition. The estimated future collections at acquisition for all portfolios purchased during the period amounted to $1.3 billion. During the nine months ended September 30, 2014, the Company purchased receivable portfolios with a face value of $11.3 billion for $992.8 million, or a purchase cost of 8.8% of face value. Purchases of charged-off credit card portfolios during the nine months ended September 30, 2014, include $208.5 million of portfolios acquired in connection with the Marlin Acquisition and $105.4 million of portfolios acquired in connection with the Atlantic Acquisition. The estimated future collections at acquisition for all portfolios purchased during the period amounted to $2.0 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2015 and 2014, Zero Basis Revenue was approximately $31.8 million and $7.2 million, respectively. During the nine months ended September 30, 2015 and 2014, Zero Basis Revenue was approximately $74.3 million and $20.4 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,343,864	$7,903	$—	$2,351,767
Purchases of receivable portfolios	187,180	—	—	187,180
Gross collections(1)	(388,822)	(1,126)	(31,805)	(421,753)
Put-backs and Recalls(2)	(5,677)	(1)	(37)	(5,715)
Foreign currency adjustments	(52,505)	(1,273)	—	(53,778)
Revenue recognized	240,039	—	28,745	268,784
Portfolio (allowance) reversals, net(3)	(6,358)	—	3,097	(3,261)
Balance, end of period	$2,317,721	$5,503	$—	$2,323,224
Revenue as a percentage of collections(4)	61.7%	0.0%	90.4%	63.7%

	Three Months Ended September 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,978,493	$9,492	$—	$1,987,985
Purchases of receivable portfolios(5)	297,800	1,709	—	299,509
Transfer of portfolios	(11,519)	11,519	—	—
Gross collections(1)	(395,945)	(4,056)	(7,219)	(407,220)
Put-backs and Recalls(2)	(1,530)	(9)	(5)	(1,544)
Foreign currency adjustments	(55,869)	(1,414)	—	(57,283)
Revenue recognized	241,502	—	4,480	245,982
Portfolio allowance reversals, net	3,059	—	2,744	5,803
Balance, end of period	$2,055,991	$17,241	$—	$2,073,232
Revenue as a percentage of collections(4)	61.0%	0.0%	62.1%	60.4%

	Nine Months Ended September 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios(6)	731,114	—	—	731,114
Gross collections(1)	(1,205,717)	(4,351)	(74,080)	(1,284,148)
Put-backs and Recalls(2)	(9,652)	(20)	(229)	(9,901)
Foreign currency adjustments	(54,753)	(2,602)	20	(57,335)
Revenue recognized	731,196	—	64,780	795,976
Portfolio (allowance) reversals, net(3)	(5,551)	—	9,509	3,958
Balance, end of period	$2,317,721	$5,503	$—	$2,323,224
Revenue as a percentage of collections(4)	60.6%	0.0%	87.4%	62.0%

	Nine Months Ended September 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios(5), (7)	991,127	1,709	—	992,836
Transfer of portfolios	(18,682)	18,682	—	—
Gross collections(1)	(1,186,431)	(6,305)	(20,438)	(1,213,174)
Put-backs and Recalls(2)	(10,353)	(412)	(5)	(10,770)
Foreign currency adjustments	(22,398)	(1,095)	—	(23,493)
Revenue recognized	713,656	—	11,473	725,129
Portfolio allowance reversals, net	3,485	—	8,970	12,455
Balance, end of period	$2,055,991	$17,241	$—	$2,073,232
Revenue as a percentage of collections(4)	60.2%	0.0%	56.1%	59.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Portfolio allowance reversal, net includes a portfolio allowance of $8.3 million related to the CFPB settlement as discussed in Note 13, “Commitments and Contingencies.”

(4)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(5)	Includes $105.4 million acquired in connection with the Atlantic Acquisition in August 2014.

(6)	Includes $216.0 million acquired in connection with the dlc Acquisition in June 2015.

(7)	Includes $208.5 million acquired in connection with the Marlin Acquisition in February 2014.
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$68,454	$86,428	$75,673	$93,080
Provision for portfolio allowances	8,322	—	8,322	—
Reversal of prior allowances	(5,061)	(5,803)	(12,280)	(12,455)
Balance at end of period	$71,715	$80,625	$71,715	$80,625

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
Deferred Court Costs for the five-year deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2015	December 31, 2014
Court costs advanced	$615,002	$546,271
Court costs recovered	(232,028)	(206,287)
Court costs reserve	(308,920)	(279,572)
	$74,054	$60,412
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$(298,955)	$(243,832)	$(279,572)	$(210,889)
Provision for court costs	(22,434)	(18,127)	(59,897)	(51,038)
Net down of reserve after 60 months	11,924	—	30,284	—
Effect of foreign currency translation	545	178	265	146
Balance at end of period	$(308,920)	$(261,781)	$(308,920)	$(261,781)
Note 8: Receivables Secured by Property Tax Liens, Net
Propel’s receivables are secured by property tax liens. Repayment of the property tax liens is generally dependent on the property owner but can also come through payments from other lien holders or, in less than 0.5% of cases, from foreclosure on the properties. Propel records receivables secured by property tax liens at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. Propel accrues interest on all past due receivables secured by tax liens as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific account, it would be placed on non-accrual basis and, at that time, all accrued interest would be reversed. Receivables secured by property tax liens that have been placed on a non-accrual basis were $0.7 million and zero as of September 30, 2015 and December 31, 2014, respectively. The typical redemption period for receivables secured by property tax liens is less than 84 months.
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in receivables secured by property tax liens on real property located in the State of Texas. In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by these property tax liens. The special purpose entity that is used for the securitization is consolidated by the Company as a VIE. The receivables recognized as a result of consolidating the VIE do not represent assets that can be used to satisfy claims against the Company’s general assets.

At September 30, 2015, the Company had approximately $297.6 million in receivables secured by property tax liens, of which $88.2 million was carried at the VIE.
Note 9: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid income taxes	$40,611	$—
Debt issuance costs, net of amortization	36,415	38,504
Prepaid expenses	33,141	21,427
Interest receivable	20,525	12,187
Identifiable intangible assets, net	19,511	21,564
Deferred tax assets	14,604	33,716
Service fee receivables	10,688	7,864
Other financial receivables	9,382	7,467
Receivable from seller	6,987	7,357
Security deposits	4,334	3,617
Recoverable legal fees	2,794	2,905
Funds held in escrow	—	16,889
Other	30,705	24,169
	$229,697	$197,666
Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	September 30, 2015	December 31, 2014
Encore revolving credit facility	$576,000	$505,000
Encore term loan facility	140,141	146,023
Encore senior secured notes	32,500	43,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(44,255)	(51,202)
Propel facilities	154,460	84,229
Propel securitized notes	71,923	104,247
Cabot senior secured notes	1,045,143	1,076,952
Add: Debt premium	57,387	67,259
Cabot senior revolving credit facility	242,751	86,368
Cabot senior secured bridge facility	136,323	—
Preferred equity certificates	220,304	208,312
Capital lease obligations	10,574	15,331
Other	24,693	38,785
	$3,116,444	$2,773,554
Encore Revolving Credit Facility and Term Loan Facility
On July 9, 2015, Encore amended its revolving credit facility and term loan facility pursuant to Amendment No. 2 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit

Agreement includes a revolving credit facility of $692.6 million (the “Revolving Credit Facility”), a term loan facility of $153.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Revolving Credit Facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement expires in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, maturing in February 2017 and November 2017, respectively.
Provisions of the Restated Credit Agreement include, but are not limited to:

•
The Revolving Credit Facility of $692.6 million, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points depending on the Company’s cash flow leverage ratio. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum or (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum;

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

•
A change of control definition that excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK I, LP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

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

At September 30, 2015, the outstanding balance under the Restated Credit Agreement was $716.1 million. The weighted average interest rate was 3.25% and 2.95% for the three months ended September 30, 2015 and 2014, respectively, and 3.12% and 2.92% for the nine months ended September 30, 2015 and 2014, respectively.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of September 30, 2015, $12.5 million of the 7.375% Senior Secured Notes and $20.0 million of the 7.75% Senior Secured Notes, for an aggregate of $32.5 million, remained outstanding.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to, and pari passu with, the Senior Secured Credit Facilities, the Senior Secured Notes are collateralized by the same collateral as our Revolving Credit Facility. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the Senior Secured Notes were amended in connection with the Restated Credit Agreement in order to properly align certain provisions between the two agreements.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of September 30, 2015 are listed below.

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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,271	$143,604
Equity component	$14,702	$32,229	$17,396
Equity issuance cost	$788	$1,113	$575
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	September 30, 2015	December 31, 2014
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(44,255)	(51,202)
Liability component—net carrying amount	$404,245	$397,298
Equity component	$57,428	$55,236
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense—stated coupon rate	$3,315	$3,316	$9,915	$9,080
Interest expense—amortization of debt discount	2,359	2,228	6,947	6,164
Total interest expense—convertible notes	$5,674	$5,544	$16,862	$15,244
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
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $144.5 million as of September 30, 2015. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $6.9 million of the equity component to temporary equity as of September 30, 2015. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the three and nine months ended September 30, 2015 and 2014.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds the respective conversion price of each of the Convertible Notes. See Note 2, “Earnings (Loss) Per Share” for additional information.
Propel Facilities
Propel Facility I
On May 8, 2015, Propel amended its syndicated loan facility (as amended, the “Propel Facility I”). The Propel Facility I is an $80.0 million facility, with a $20.0 million uncommitted accordion feature, used to originate or purchase tax lien assets.

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
At September 30, 2015, the outstanding balance on the Propel Facility I was $63.0 million. The weighted average interest rate was 2.71% and 3.15% for the three months ended September 30, 2015 and 2014, respectively, and 3.02% and 3.34% for the nine months ended September 30, 2015 and 2014, respectively.
Propel Facility II
On May 15, 2013, the Company, through affiliates of Propel, entered into a $100.0 million revolving credit facility (as amended, the “Propel Facility II”). The Propel Facility II is used to purchase tax liens from taxing authorities in various states and expires on May 10, 2019. On April 3, 2015 and October 26, 2015, the Propel Facility II was amended to, among other things, modify the interest rate and permit additional tax lien assets to be included in the borrowing base. The Propel Facility II includes the following key provisions:

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
The Propel Facility II is collateralized by the tax liens acquired under the Propel Facility II. At September 30, 2015, the outstanding balance on the Propel Facility II was $91.5 million. The weighted average interest rate was 2.40% and 3.94% for the three months ended September 30, 2015 and 2014, respectively, and 2.43% and 3.80% the nine months ended September 30, 2015 and 2014, respectively.
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
In July 2015, Propel paid off the outstanding balance on the term loan. As a result, at September 30, 2015, there was no amount outstanding on the Propel Term Loan Facility.
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
The Propel Securitized Notes are guaranteed on a limited basis by Encore.
At September 30, 2015, the outstanding balance on the Propel Securitized Notes was $71.9 million and the balance of the collateral was $88.2 million.
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
Interest expense related to the Cabot Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense—stated coupon rate	$24,394	$26,239	$72,395	$72,099
Interest income—accretion of debt premium	(2,771)	(2,760)	(7,978)	(7,565)
Total interest expense—Cabot Notes and Marlin Bonds	$21,623	$23,479	$64,417	$64,534
At September 30, 2015, the outstanding balance on the Cabot Notes and Marlin Bonds was $1.0 billion.
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
At September 30, 2015, the outstanding borrowings under the Cabot Credit Facility were approximately $242.8 million. The weighted average interest rate was 3.89% and 4.55% for the three months ended September 30, 2015 and 2014, respectively, and 3.87% and 4.36% for the nine months ended September 30, 2015 and 2014, respectively.
Cabot 2015 Senior Secured Bridge Facility
The dlc Acquisition was financed with borrowings under the existing Cabot Credit Facility and under a new senior secured bridge facility entered into by Cabot on June 1, 2015 (the “2015 Senior Secured Bridge Facility”).

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
Loan fees associated with the 2015 Senior Secured Bridge Facility were approximately $1.4 million for the nine months ended September 30, 2015. These fees were recognized as interest expense in the Company’s condensed consolidated financial statements.
At September 30, 2015, the outstanding balance on the 2015 Senior Secured Bridge Facility was $136.3 million.
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
On June 20, 2014, Encore Europe converted all of its E Bridge PECs into E Shares and E PECs, and J.C. Flowers converted all of its J Bridge PECs into J Shares and J PECs in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition.
As of September 30, 2015, the outstanding balance of the PECs, including accrued interest, was approximately $220.3 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of September 30, 2015, the Company’s combined obligations for capital leases were approximately $10.6 million. These capital lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 11.0%.
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
Note 12: Income Taxes
During the three months ended September 30, 2015 and 2014, the Company recorded an income tax benefit of $4.9 million and a tax provision of $10.2 million, respectively. During the nine months ended September 30, 2015, and 2014, the Company recorded income tax provisions of $27.0 million and $35.9 million, respectively.
The Company incurred a net loss and therefore recorded an income tax benefit during the three months ended September 30, 2015. The net loss was due to a one-time charge resulting from a settlement with the CFPB. The $10.0 million civil monetary penalty component of the CFPB settlement is not deductible for income tax purposes. Refer to Note 13, “Commitments and Contingencies,” for further discussion of the CFPB settlement.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Federal (benefit) provision	(35.0)%	35.0%	35.0%	35.0%
State (benefit) provision	(4.4)%	3.8%	4.4%	3.8%
International benefit(1)	(23.4)%	(8.7)%	(8.8)%	(5.0)%
Permanent items(2)	1.7%	5.7%	1.0%	4.1%
Tax effect of CFPB / regulatory charges	27.6%	0.0%	5.4%	0.0%
Other(3)	(0.8)%	(10.6)%	0.1%	(4.0)%
Effective rate	(34.3)%	25.2%	37.1%	33.9%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and reserves taken for a certain tax position adopted by the Company.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2015 was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $48.0 million and $44.4 million at September 30, 2015 and December 31, 2014, respectively, that, if recognized, would result in a net tax benefit of $16.0 million and $12.7 million as of September 30, 2015 and December 31, 2014, respectively. The increase in gross unrecognized tax benefits was due to an unrecognized tax benefit of $3.6 million associated with certain business combinations, which is included in “Other liabilities” in the Company’s condensed consolidated statements of financial condition.
During the three and nine months ended September 30, 2015, the Company did not provide for U.S. income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries during the three and nine months ended September 30, 2015, was approximately $9.8 million and $18.3 million, respectively.
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
On September 9, 2015, the Company entered into a consent order (the “Consent Order”) with the CFPB in which it settled allegations arising from its practices between 2011 and 2015. The Consent Order includes obligations on the Company to, among other things: (1) follow certain specified operational requirements, substantially all of which are already part of the Company’s current operations; (2) submit to the CFPB for review a comprehensive plan designed to ensure that its debt collection practices comply with all applicable federal consumer financial laws and the terms of the Consent Order; (3) pay redress to certain specified groups of consumers; and (4) pay a civil monetary penalty. The Company will continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order. In addition, the Company is subject to ancillary state attorney general investigations related to similar debt collection practices.

The Company incurred a one-time, after-tax charge of approximately $43 million in the third quarter of 2015. The Company believes this charge will cover all related impacts of the Consent Order, including civil monetary penalties, restitution, any such ancillary state regulatory matters, legal expenses and portfolio allowance charges on several pool groups due to the impact on the Company’s current estimated remaining collections related to its existing receivable portfolios. The Company anticipates that after this one-time charge, any future earnings impact will be immaterial.
Except as described above and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, at September 30, 2015, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of September 30, 2015, other than reserves for the CFPB and ancillary state regulatory matters discussed above, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2015, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.0 billion for a purchase price of approximately $148.6 million. Most purchase commitments do not extend past one year.

Note 14: Segment Information
The Company conducts business through several operating segments that meet the aggregation criteria under authoritative guidance related to segment reporting. The Company has determined that it has two reportable segments: portfolio purchasing and recovery and tax lien business. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. The operating results from the Company’s tax lien business segment are immaterial to the Company’s total consolidated operating results. However, total assets from the tax lien business segment are significant as compared to the Company’s total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, the Company’s tax lien business segment is determined to be a reportable segment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Portfolio purchasing and recovery	$278,914	$264,800	$839,358	$775,476
Tax lien business	8,882	8,482	24,457	20,742
	$287,796	$273,282	$863,815	$796,218
Operating income:
Portfolio purchasing and recovery	$43,929	$91,470	$239,234	$256,756
Tax lien business	3,951	3,794	10,223	7,780
	47,880	95,264	249,457	264,536
Depreciation and amortization	(8,235)	(6,933)	(24,669)	(19,879)
Stock-based compensation	(5,156)	(4,009)	(17,259)	(13,560)
Other expense	(48,740)	(44,030)	(134,781)	(124,870)
(Loss) income before income taxes	$(14,251)	$40,292	$72,748	$106,227
Additionally, assets are allocated to operating segments for management review. As of September 30, 2015, total segment assets were $3.7 billion and $411.2 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues(1):
Domestic	$179,059	$189,857	$560,376	$560,982
International	108,737	83,425	303,439	235,236
	$287,796	$273,282	$863,815	$796,218
________________________

(1)	Revenues are attributed to countries based on location of customer.

Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2014	$848,656	$49,277	$897,933
Goodwill acquired	64,534	—	64,534
Goodwill adjustment(1)	2,410	—	2,410
Effect of foreign currency translation	(24,696)	—	(24,696)
Balance, September 30, 2015	$890,904	$49,277	$940,181
______________________

(1)
During the first quarter of 2015, the Company completed the valuation study related to the Atlantic Acquisition. Based on the valuation study, the Company has determined that there were additional tax related obligations assumed at the time of the Atlantic Acquisition of approximately $2.4 million. As a result, the goodwill balance was increased by approximately $2.4 million.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$5,816	$(1,114)	$4,702	$5,437	$(743)	$4,694
Developed technologies	8,260	(3,412)	4,848	8,353	(2,194)	6,159
Trade name and other	11,501	(3,502)	7,999	10,458	(1,709)	8,749
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$27,539	$(8,028)	$19,511	$26,210	$(4,646)	$21,564
Note 16: Subsequent Events
Acquisitions
In October 2015, the Company completed the acquisition of a controlling stake in Baycorp, one of Australasia's leading debt resolution specialists. The acquisition of Baycorp expands the Company’s operations into Australia and New Zealand and its global reach into 13 countries.
Also in October 2015, the Company, through its subsidiaries, completed the acquisitions of two providers of credit management services in Spain. These acquisitions provide the Company with the ability to purchase and service debt portfolios in Spain.
Cabot Senior Secured Floating Rate Notes
On November 4, 2015, Cabot Credit Management Limited (“CCM”) announced that its 100% indirectly owned subsidiary Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”) had priced an offering of €310 million (approximately $339 million) aggregate principal amount of Senior Secured Floating Rate Notes due 2021 (the “Notes”) with a coupon of three-month EURIBOR plus 5.875% in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Offering”).
The Notes will be guaranteed on a senior secured basis by CCM, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited (other than Marlin Intermediate Holdings plc and Cabot Financial II). The Issuer expects that the net proceeds of the Offering, if completed, will be used to repay in full all amounts outstanding under the 2015 Senior Secured Bridge Facility and to partially repay drawings on the Cabot Credit Facility.

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) in February 2014, provides Cabot with substantial litigation-enhanced collection capabilities for non-performing accounts, and Cabot continued to expand in the United Kingdom with its acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”) in June 2015. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in debt collection and management in Colombia and Peru. In addition, through our subsidiary, Propel Acquisition, LLC and its subsidiaries (collectively, “Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchase delinquent tax liens directly from selected taxing authorities. In October 2015, we completed the acquisition of a controlling stake in Baycorp Holdings Pty Limited (“Baycorp”), one of Australasia's leading debt resolution specialists. The acquisition of Baycorp expands our operations into Australia and New Zealand and our global reach into 13 countries.
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
On September 9, 2015, we entered into a consent order (the “Consent Order”) with the CFPB in which we settled allegations arising from our practices between 2011 and 2015. The Consent Order includes obligations on us to, among other things: (1) follow certain specified operational requirements, substantially all of which are already part of our current operations; (2) submit to the CFPB for review a comprehensive plan designed to ensure that our debt collection practices comply with all applicable federal consumer financial laws and the terms of the Consent Order; (3) pay redress to certain specified groups of consumers; and (4) pay a civil monetary penalty. We will continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order. In addition, we are subject to ancillary state attorney general investigations related to similar debt collection practices.

We incurred a one-time, after-tax charge of approximately $43 million in the third quarter of 2015. We believe this charge will cover all related impacts of the Consent Order, including civil monetary penalties, restitution, any such ancillary state regulatory matters, legal expenses and portfolio allowance charges on several pool groups due to the impact on our current estimated remaining collections related to our existing receivable portfolios. We anticipate that after this one-time charge, any future earnings impact will be immaterial.
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
Europe
Cabot: Through Cabot, we purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows Cabot to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial services providers in the United Kingdom.
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
On February 7, 2014, Cabot acquired Marlin (the “Marlin Acquisition”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. Marlin’s litigation capabilities have benefited and will continue to benefit Cabot’s existing portfolio of non-performing accounts. Similarly, we have experienced synergies by applying Cabot’s collection models to Marlin’s portfolio since the acquisition. Cabot continued to expand in the United Kingdom with its acquisition of dlc in June 2015 (the “dlc Acquisition).
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
Tax Lien Business
Our tax lien business segment focuses on the property tax financing industry. Propel acquires and services residential and commercial tax liens on real property. These liens take priority over most other liens, including mortgage liens. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans designed to allow them to keep their property while paying their property tax obligation over time. In such cases, Propel pays their tax lien obligation to the taxing authority, and the property owner pays Propel at a lower interest rate or over a longer period of time than the taxing authority would ordinarily permit. Propel also purchases tax liens directly from taxing authorities in various states. In many cases, these tax liens continue to be serviced by the taxing authority. When the taxing authority receives payment for the outstanding taxes, it pays Propel the outstanding balance of the lien plus interest, which is established by statute, negotiated at the time of the purchase, or determined by the bid Propel submitted to acquire the tax lien. In May 2014, Propel acquired a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. The transaction strengthened Propel’s established servicing platform and expanded Propel’s operations to 22 states.

Revenue from our tax lien business segment comprised 3% of total consolidated revenues for each of the three and nine months ended September 30, 2015 and 2014. Operating income from our tax lien business segment comprised 8% and 4% of our total consolidated operating income for the three and nine months ended September 30, 2015, respectively and 4% and 3% of our total consolidated operating income for the three and nine months ended September 30, 2014, respectively.
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States Markets
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the third quarter of 2015, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
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
European Markets
The U.K. market for charged-off portfolios has grown significantly in recent years driven by a consolidation of sellers and a material backlog of portfolio coming to market from credit issuers who are selling an increasing proportion of their non-performing loans. Prices for portfolios offered for sale directly from credit issuers remain at levels higher than historical averages. We expect that as a result of an increase in available funding to industry participants, and lower return requirements for certain debt purchasers, pricing will remain elevated.
The U.K. insolvency market has seen historically low sales volumes from banks in 2015. We expect there will be increased purchasing opportunities once large retail banks start to sell their insolvency portfolios.
The Spanish consumer and small and medium enterprise non-performing loan market remains significant, with most of the major banks selling portfolios in 2015. Competition remains strong in large banking trades, but there remains an opportunity for incumbent buyers. 2015 has seen multiple complex sales from consolidated regional banks trading at more favorable returns, as portfolio sale sizes and asset nuances reduce competition.
Although pricing has been elevated, we believe that as our U.K. businesses increase in scale and expand to other European markets, and with anticipated improvements in liquidation and improved efficiencies in collections, our margins will remain competitive. Additionally, the acquisition of Marlin resulted in a new liquidation channel for the Company through litigation, which is enabling Cabot to collect from consumers who have the ability to pay, but have so far been unwilling to do so.

Purchases by Type and Geographic Location
The following table summarizes the geographic locations of consumer receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States:
Credit Card(1)	$120,883	$172,507	$347,524	$439,747
Consumer bankruptcy receivables	10,978	—	10,978	—
Europe:
Credit Card(2)	42,023	109,147	354,096	519,527
Latin America:
Credit Card	13,296	17,855	18,516	33,562
	$187,180	$299,509	$731,114	$992,836
________________________

(1)	Purchases of consumer portfolio receivables for the three and nine months ended September 30, 2014 include $105.4 million acquired in connection with the Atlantic Acquisition.

(2)
Purchases of consumer portfolio receivables in Europe for the three and nine months ended September 30, 2015 include $4.7 million and $7.4 million, respectively, for IVAs. Purchases of consumer portfolio receivables in Europe for the nine months ended September 30, 2015 include $216.0 million acquired in connection with the dlc Acquisition. Purchases of consumer portfolio receivables in Europe for the nine months ended September 30, 2014 include $208.5 million acquired in connection with the Marlin Acquisition.

During the three months ended September 30, 2015, we invested $187.2 million to acquire portfolios of charged-off credit card portfolios and consumer bankruptcy receivables, with face values aggregating $2.1 billion, for an average purchase price of 9.0% of face value. This is a $112.3 million decrease in the amount invested, compared with the $299.5 million invested during the three months ended September 30, 2014, to acquire portfolios of charged-off credit card with face values aggregating $4.0 billion, for an average purchase price of 7.5% of face value. Purchases of charged-off credit card portfolios during the three months ended September 30, 2014 include $105.4 million of receivable portfolios acquired in connection with the Atlantic Acquisition.
During the nine months ended September 30, 2015, we invested $731.1 million to acquire portfolios of charged-off credit card portfolios and consumer bankruptcy receivables, with face values aggregating $8.7 billion, for an average purchase price of 8.4% of face value. Purchases of charged-off credit card portfolios include $216.0 million of receivables acquired in connection with the dlc Acquisition. This is a $261.7 million decrease in the amount invested, compared with the $992.8 million invested during the nine months ended September 30, 2014, to acquire portfolios of charged-off credit card with face values aggregating $11.3 billion, for an average purchase price of 8.8% of face value. Purchases of charged-off credit card portfolios during the nine months ended September 30, 2014 include $208.5 million of receivable portfolios acquired in the Marlin Acquisition and $105.4 million of receivable portfolios acquired in connection with the Atlantic Acquisition.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.

Collections by Channel and Geographic Location
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States:
Legal collections	$154,190	$154,019	$480,896	$460,551
Collection sites	113,663	122,600	374,745	389,913
Collection agencies(1)	16,649	19,392	52,702	60,805
Subtotal	284,502	296,011	908,343	911,269
Europe:
Collection sites	65,512	57,283	176,169	157,860
Collection agencies	38,564	33,367	112,136	90,762
Legal collections	24,680	11,764	63,616	31,846
Subtotal	128,756	102,414	351,921	280,468
Latin America	8,495	8,795	23,884	21,437
Total collections	$421,753	$407,220	$1,284,148	$1,213,174
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $14.6 million, or 3.6%, to $421.8 million during the three months ended September 30, 2015, from $407.2 million during the three months ended September 30, 2014, primarily due to collections on portfolios acquired through our increased merger and acquisition activities.
Gross collections increased $70.9 million, or 5.9%, to $1,284.1 million during the nine months ended September 30, 2015, from $1,213.2 million during the nine months ended September 30, 2014, primarily due to collections on portfolios acquired through our increased merger and acquisition activities.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014
Revenues
Revenue from receivable portfolios, net	$265,523	92.3%	$251,785	92.1%
Other revenues	14,558	5.1%	13,445	4.9%
Net interest income	7,715	2.6%	8,052	3.0%
Total revenues	287,796	100.0%	273,282	100.0%
Operating expenses
Salaries and employee benefits	64,976	22.6%	61,175	22.4%
Cost of legal collections	58,760	20.4%	53,742	19.6%
Other operating expenses	23,953	8.3%	22,061	8.1%
Collection agency commissions	9,381	3.3%	9,517	3.5%
General and administrative expenses	88,002	30.6%	35,532	13.0%
Depreciation and amortization	8,235	2.8%	6,933	2.5%
Total operating expenses	253,307	88.0%	188,960	69.1%
Income from operations	34,489	12.0%	84,322	30.9%
Other expense
Interest expense	(47,816)	(16.6)%	(43,498)	(15.9)%
Other expense	(924)	(0.4)%	(532)	(0.3)%
Total other expense	(48,740)	(17.0)%	(44,030)	(16.2)%
(Loss) income before income taxes	(14,251)	(5.0)%	40,292	14.7%
Benefit (provision) for income taxes	4,887	1.7%	(10,154)	(3.7)%
Net (loss) income	(9,364)	(3.3)%	30,138	11.0%
Net (income) loss attributable to noncontrolling interest	(1,595)	(0.5)%	197	0.1%
Net (loss) income attributable to Encore shareholders	$(10,959)	(3.8)%	$30,335	11.1%

	Nine Months Ended September 30,
	2015		2014
Revenues
Revenue from receivable portfolios, net	$799,934	92.6%	$737,584	92.6%
Other revenues	42,080	4.9%	38,943	4.9%
Net interest income	21,801	2.5%	19,691	2.5%
Total revenues	863,815	100.0%	796,218	100.0%
Operating expenses
Salaries and employee benefits	200,269	23.2%	183,667	23.1%
Cost of legal collections	170,834	19.8%	153,596	19.3%
Other operating expenses	72,202	8.4%	72,196	9.0%
Collection agency commissions	28,532	3.3%	25,275	3.2%
General and administrative expenses	159,780	18.5%	110,508	13.9%
Depreciation and amortization	24,669	2.8%	19,879	2.5%
Total operating expenses	656,286	76.0%	565,121	71.0%
Income from operations	207,529	24.0%	231,097	29.0%
Other (expense) income
Interest expense	(136,369)	(15.8)%	(124,678)	(15.7)%
Other income (expense)	1,588	0.2%	(192)	0.0%
Total other expense	(134,781)	(15.6)%	(124,870)	(15.7)%
Income before income taxes	72,748	8.4%	106,227	13.3%
Provision for income taxes	(26,960)	(3.1)%	(35,906)	(4.5)%
Net income	45,788	5.3%	70,321	8.8%
Net loss attributable to noncontrolling interest	335	0.0%	6,755	0.9%
Net income attributable to Encore shareholders	$46,123	5.3%	$77,076	9.7%
Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$92,641	$—	$92,641	$75,739	$—	$75,739
Total operating expenses	(47,203)	—	(47,203)	(37,702)	—	(37,702)
Income from operations	45,438	—	45,438	38,037	—	38,037
Interest expense-non-PEC	(27,564)	—	(27,564)	(25,017)	—	(25,017)
PEC interest (expense) income	(12,264)	6,010	(6,254)	(11,047)	5,309	(5,738)
Other expense	(570)	—	(570)	(561)	—	(561)
Income before income taxes	5,040	6,010	11,050	1,412	5,309	6,721
Provision for income taxes	(2,037)	—	(2,037)	(1,045)	—	(1,045)
Net income	3,003	6,010	9,013	367	5,309	5,676
Net income attributable to noncontrolling interest	(421)	(1,130)	(1,551)	(51)	(158)	(209)
Net income attributable to Encore	$2,582	$4,880	$7,462	$316	$5,151	$5,467

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$257,031	$—	$257,031	$211,644	$—	$211,644
Total operating expenses	(136,405)	—	(136,405)	(113,908)	—	(113,908)
Income from operations	120,626	—	120,626	97,736	—	97,736
Interest expense-non-PEC	(77,297)	—	(77,297)	(72,418)	—	(72,418)
PEC interest (expense) income	(36,004)	17,644	(18,360)	(33,143)	16,067	(17,076)
Other income (expense)	485	—	485	(442)	—	(442)
Income (loss) before income taxes	7,810	17,644	25,454	(8,267)	16,067	7,800
Provision for income taxes	(5,561)	—	(5,561)	(1,891)	—	(1,891)
Net income (loss)	2,249	17,644	19,893	(10,158)	16,067	5,909
Net (income) loss attributable to noncontrolling interest	(315)	(806)	(1,121)	1,459	4,341	5,800
Net income (loss) attributable to Encore	$1,934	$16,838	$18,772	$(8,699)	$20,408	$11,709
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
The net loss recognized at Janus Holdings during the nine months ended September 30, 2014 was due to Cabot incurring acquisition and integration related charges related to Cabot’s acquisition of Marlin in February 2014. Additionally, for the three and nine months ended September 30, 2015 and 2014, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore.
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
Adjusted Income Per Share. Management uses non-GAAP adjusted income attributable to Encore and adjusted income per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges, and acquisition, integration and restructuring related expenses, all net of tax. The following table provides a reconciliation between income (loss) and diluted income (loss) per share attributable to Encore calculated in accordance with GAAP to adjusted income and adjusted income per share attributable to Encore, respectively. GAAP diluted earnings per share for the three months ended September 30, 2014, includes the effect of approximately 1.0 million, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. GAAP diluted earnings per share for the nine months ended September 30, 2015 and 2014, includes the effect of approximately 0.8 million and 1.1 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns, respectively (in thousands, except per share data):

	Three Months Ended September 30,
	2015			2014
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net (loss) income attributable to Encore, as reported	$(10,959)	$(0.43)	$(0.43)	$30,335	$1.11	$1.15
Effect of diluted potential shares excluded from loss per share calculation(1)	—	0.01	—	—	—	—
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,755	0.07	0.07	1,773	0.06	0.07
CFPB / regulatory one-time charges, net of tax	42,554	1.61	1.66	—	—	—
Acquisition, integration and restructuring related expenses, net of tax	1,125	0.04	0.04	1,001	0.04	0.04
Net effect of non-recurring tax adjustments	—	—	—	(2,291)	(0.08)	(0.09)
Adjusted income attributable to Encore	$34,475	$1.30	$1.34	$30,818	$1.13	$1.17

	Nine Months Ended September 30,
	2015			2014
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$46,123	$1.71	$1.77	$77,076	$2.79	$2.91
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	5,106	0.19	0.20	4,758	0.17	0.18
CFPB / regulatory one-time charges, net of tax	42,554	1.58	1.63	—	—	—
Acquisition, integration and restructuring related expenses, net of tax	6,310	0.23	0.24	9,195	0.33	0.35
Net effect of non-recurring tax adjustments	—	—	—	(2,291)	(0.08)	(0.09)
Adjusted income attributable to Encore	$100,093	$3.71	$3.84	$88,738	$3.21	$3.35
________________________

(1)
The shares used to calculate GAAP net loss per diluted share - accounting and GAAP net loss per diluted share - economic during the three months ended September 30, 2015 exclude dilutive potential common shares because of their anti-dilutive effect.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net (loss) income, as reported	$(9,364)	$30,138	$45,788	$70,321
Adjustments:
Interest expense	47,816	43,498	136,369	124,678
(Benefit) provision for income taxes	(4,887)	10,154	26,960	35,906
Depreciation and amortization	8,235	6,933	24,669	19,879
Amount applied to principal on receivable portfolios	156,229	155,435	484,214	475,589
Stock-based compensation expense	5,156	4,009	17,259	13,560
CFPB / regulatory one-time charges	63,019	—	63,019	—
Acquisition, integration and restructuring related expenses	2,246	1,622	12,918	17,348
Adjusted EBITDA	$268,450	$251,789	$811,196	$757,281
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP total operating expenses, as reported	$253,307	$188,960	$656,286	$565,121
Adjustments:
Stock-based compensation expense	(5,156)	(4,009)	(17,259)	(13,560)
Operating expenses related to non-portfolio purchasing and recovery business	(25,946)	(25,058)	(77,223)	(71,299)
Operating expenses related to CFPB / regulatory one-time charges	(54,697)	—	(54,697)	—
Acquisition, integration and restructuring related expenses	(2,246)	(1,622)	(12,918)	(17,348)
Adjusted operating expenses related to portfolio purchasing and recovery business	$165,262	$158,271	$494,189	$462,914
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
Total revenues were $287.8 million during the three months ended September 30, 2015, an increase of $14.5 million, or 5.3%, compared to total revenues of $273.3 million during the three months ended September 30, 2014. Total revenues were $863.8 million during the nine months ended September 30, 2015, an increase of $67.6 million, or 8.5%, compared to total revenues of $796.2 million during the nine months ended September 30, 2014.
The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended September 30, 2015					As of September 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$31,805	$28,745	90.4%	$3,097	10.7%	$—	—
2007	727	267	36.7%	520	0.1%	1,797	4.6%
2008	3,259	2,016	61.9%	1,444	0.8%	6,447	9.6%
2009	3,179	1,171	36.8%	—	0.4%	218	25.0%
2010	5,015	3,072	61.3%	—	1.2%	4,373	18.8%
2011	26,197	19,754	75.4%	—	7.3%	32,871	17.3%
2012	40,813	25,190	61.7%	—	9.4%	92,866	8.0%
2013	70,167	42,781	61.0%	—	15.9%	186,528	6.9%
2014	77,477	41,484	53.5%	—	15.4%	395,096	3.3%
2015	34,358	16,144	47.0%	—	6.0%	338,284	2.1%
Impact of CFPB settlement	—	—	—	(8,322)	—	—	—
Subtotal	292,997	180,624	61.6%	(3,261)	67.2%	1,058,480	4.5%
Europe:
2013	51,210	43,010	84.0%	—	16.0%	457,343	3.0%
2014	51,522	30,362	58.9%	—	11.3%	473,135	2.1%
2015	26,024	14,788	56.8%	—	5.5%	334,266	1.7%
Subtotal	128,756	88,160	68.5%	—	32.8%	1,264,744	2.3%
Total	$421,753	$268,784	63.7%	$(3,261)	100.0%	$2,323,224	3.3%

	Three Months Ended September 30, 2014					As of September 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA (5)	$7,219	$4,480	62.1%	$2,744	1.8%	$—	—
2006	761	65	8.5%	—	0.0%	—	5.3%
2007	1,994	681	34.2%	1,029	0.3%	3,033	5.4%
2008	6,978	3,501	50.2%	2,030	1.4%	9,157	9.7%
2009	12,475	8,585	68.8%	—	3.5%	9,153	23.7%
2010	25,976	20,140	77.5%	—	8.2%	26,854	22.3%
2011	35,875	25,602	71.4%	—	10.4%	62,971	12.3%
2012	60,990	32,957	54.0%	—	13.4%	171,877	5.8%
2013	97,874	51,729	52.9%	—	21.0%	334,367	4.7%
2014	54,664	28,989	53.0%	—	11.8%	430,978	2.8%
Subtotal	304,806	176,729	58.0%	5,803	71.8%	1,048,390	5.2%
Europe:
2013	62,892	41,414	65.8%	—	16.8%	546,130	2.4%
2014	39,522	27,839	70.4%	—	11.3%	478,712	2.2%
Subtotal	102,414	69,253	67.6%	—	28.2%	1,024,842	2.3%
Total	$407,220	$245,982	60.4%	$5,803	100.0%	$2,073,232	3.2%

	Nine Months Ended September 30, 2015					As of September 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$74,080	$64,780	87.4%	$9,509	8.1%	$—	—
2007	2,486	872	35.1%	816	0.1%	1,797	4.6%
2008	10,471	6,693	63.9%	1,955	0.9%	6,447	9.6%
2009	17,812	10,293	57.8%	—	1.3%	218	25.0%
2010	39,358	22,777	57.9%	—	2.9%	4,373	18.8%
2011	89,638	67,889	75.7%	—	8.5%	32,871	17.3%
2012	142,119	86,577	60.9%	—	10.9%	92,866	8.0%
2013	243,092	138,053	56.8%	—	17.3%	186,528	6.9%
2014	251,317	127,496	50.7%	—	16.0%	395,096	3.3%
2015	61,854	25,650	41.5%	—	3.2%	338,284	2.1%
Impact of CFPB settlement	—	—	—	(8,322)	—	—	—
Subtotal	932,227	551,080	59.1%	3,958	69.2%	1,058,480	4.5%
Europe:
2013	163,097	130,345	79.9%	—	16.4%	457,343	3.0%
2014	153,043	93,835	61.3%	—	11.8%	473,135	2.1%
2015	35,781	20,716	57.9%	—	2.6%	334,266	1.7%
Subtotal	351,921	244,896	69.6%	—	30.8%	1,264,744	2.3%
Total	$1,284,148	$795,976	62.0%	$3,958	100.0%	$2,323,224	3.3%

	Nine Months Ended September 30, 2014					As of September 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA (5)	$20,438	$11,473	56.1%	$8,970	1.6%	$—	—
2006	3,067	601	19.6%	—	0.1%	—	5.3%
2007	6,626	2,861	43.2%	1,145	0.4%	3,033	5.4%
2008	23,244	12,452	53.6%	2,340	1.7%	9,157	9.7%
2009	44,816	32,996	73.6%	—	4.6%	9,153	23.7%
2010	88,390	65,327	73.9%	—	9.0%	26,854	22.3%
2011	123,669	83,893	67.8%	—	11.6%	62,971	12.3%
2012	210,719	106,657	50.6%	—	14.7%	171,877	5.8%
2013	330,946	175,807	53.1%	—	24.2%	334,367	4.7%
2014	80,791	41,536	51.4%	—	5.7%	430,978	2.8%
Subtotal	932,706	533,603	57.2%	12,455	73.6%	1,048,390	5.2%
Europe:
2013	189,621	127,350	67.2%	—	17.6%	546,130	2.4%
2014	90,847	64,176	70.6%	—	8.9%	478,712	2.2%
Subtotal	280,468	191,526	68.3%	—	26.4%	1,024,842	2.3%
Total	$1,213,174	$725,129	59.8%	$12,455	100.0%	$2,073,232	3.2%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes results from Latin America.

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

Accretion revenue from our portfolio purchasing and recovery segment was $265.5 million during the three months ended September 30, 2015, an increase of $13.7 million, or 5.5%, compared to revenue of $251.8 million during the three months ended September 30, 2014. The increase in portfolio purchasing and recovery revenue during the three months ended September 30, 2015 compared to 2014 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups. Accretion revenue from our portfolio purchasing and recovery segment was $799.9 million during the nine months ended September 30, 2015, an increase of $62.3 million, or 8.5%, compared to revenue of $737.6 million during the nine months ended September 30, 2014. The increase in portfolio purchasing and recovery revenue during the nine months ended September 30, 2015 compared to 2014 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the three months ended September 30, 2015, we recorded a net portfolio allowance of $3.3 million, compared to a portfolio allowance reversal of $5.8 million during the three months ended September 30, 2014. During the nine months ended September 30, 2015, we recorded a net portfolio allowance reversal of $4.0 million, compared to a portfolio allowance reversal of $12.5 million during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, we recorded a portfolio allowance charge of $8.3 million as a result of a reduction in forecasted cash flows in certain pool groups related to the CFPB Consent Order discussed in the “Government Regulation” section above. Excluding this allowance charge, we recorded portfolio allowance reversals of $5.1 million and $12.3 million during the three and nine months ended September 30, 2015, respectively. The allowance reversals we recorded during all periods presented were primarily due to operational improvements which allowed us to assist our customers to repay their obligations and increased collections on our ZBA portfolios. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.
Other revenues were $14.6 million and $13.4 million for the three months ended September 30, 2015 and 2014, respectively, and $42.1 million and $38.9 million for the nine months ended September 30, 2015 and 2014, respectively. Other revenues are primarily comprised of contingent fee income at our Cabot, Refinancia and Grove subsidiaries earned on accounts collected on behalf of others, primarily credit originators.
Net interest income from our tax lien business segment was $7.7 million and $8.1 million for the three months ended September 30, 2015 and 2014, respectively, and $21.8 million and $19.7 million for the nine months ended September 30, 2015 and 2014, respectively. The higher interest income recognized during the three months ended September 30, 2014 was attributable to a large acquisition in receivables secured by tax liens in May 2014. The increase in net interest income for the nine month period was due to the increase in average balance of receivables secured by property tax liens.
Operating Expenses
Total operating expenses were $253.3 million during the three months ended September 30, 2015, an increase of $64.3 million, or 34.1%, compared to total operating expenses of $189.0 million during the three months ended September 30, 2014. Excluding the one-time CFPB related operating settlement charge of $54.7 million during the three months ended September 30, 2015, operating expenses increased $9.6 million, or 5.1%, to $198.6 million during the three months ended September 30, 2015.
Total operating expenses were $656.3 million during the nine months ended September 30, 2015, an increase of $91.2 million, or 16.1%, compared to total operating expenses of $565.1 million during the nine months ended September 30, 2014. Excluding the one-time CFPB related operating settlement charge of $54.7 million during the nine months ended September 30, 2015, operating expenses increased $36.5 million, or 6.5%, to $601.6 million during the nine months ended September 30, 2015.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $3.8 million, or 6.2%, to $65.0 million during the three months ended September 30, 2015, from $61.2 million during the three months ended September 30, 2014. The increase was primarily the result of an increase in stock-based compensation expense of $1.2 million, and increases in headcount and related compensation expense of $2.2 million in our international subsidiaries as a result of our growing global expansion.
Salaries and employee benefits increased $16.6 million, or 9.0%, to $200.3 million during the nine months ended September 30, 2015, from $183.7 million during the nine months ended September 30, 2014. The increase was primarily the result of an increase in stock-based compensation expense of $3.7 million, increased severance expenses of $2.0 million including severance related to reducing our call center staffing in Warren, Michigan and San Diego, California, and increases in headcount and related compensation expense as a result of our recent merger and acquisition activities.
Stock-based compensation increased $1.2 million, or 28.6% to $5.2 million during the three months ended September 30, 2015, from $4.0 million during the three months ended September 30, 2014. Stock-based compensation increased $3.7 million, or 27.3% to $17.3 million during the nine months ended September 30, 2015, from $13.6 million during the nine months ended September 30, 2014. These increases were primarily attributable to the higher fair value of equity awards granted in recent periods.
Salaries and employee benefits broken down between the reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits:
Portfolio purchasing and recovery	$62,995	$59,291	$194,116	$178,433
Tax lien business	1,981	1,884	6,153	5,234
	$64,976	$61,175	$200,269	$183,667

Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $5.1 million, or 9.3%, to $58.8 million during the three months ended September 30, 2015, compared to $53.7 million during the three months ended September 30, 2014. These costs represent contingent fees paid to our network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $178.9 million during the three months ended September 30, 2015, up from $165.8 million collected during the three months ended September 30, 2014. The cost of legal collections as a percentage of gross collections through this channel was 32.9% during the three months ended September 30, 2015, a slight increase from 32.4% during corresponding period in 2014. The increase in the cost of legal collections was due to increased upfront court costs in the United States, offset by lower costs in our legal collection channel in Europe. During the three months ended September 30, 2015, Cabot and Marlin collected $24.7 million through Marlin’s legal channel and incurred costs of $5.8 million, or 23.3%, of collections including upfront court costs, compared to collections of $11.8 million and costs of $4.7 million, or cost as a percentage of legal collection of 40.3% during the three months ended September 30, 2014. The higher cost as a percentage of legal collections during the three months ended September 30, 2014 at Cabot and Marlin was a result of a significant increase in upfront court costs related to the increase in consumer accounts directed through Marlin’s legal platform during that period.
The cost of legal collections increased $17.2 million, or 11.2%, to $170.8 million during the nine months ended September 30, 2015, compared to $153.6 million during the nine months ended September 30, 2014. Gross legal collections were $544.5 million during the nine months ended September 30, 2015, up from $492.4 million collected during the nine months ended September 30, 2014. The cost of legal collections remained stable as a percentage of gross collections through this channel at 31.4% and 31.2% during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, Cabot and Marlin collected $63.6 million through Marlin’s legal channel and incurred costs of $18.4 million, or 28.9%, of collections including upfront court costs, compared to collections of $31.8 million and costs of $8.7 million, or cost as a percentage of legal collection of 27.2% during the nine months ended September 30, 2014.
Other Operating Expenses
Other operating expenses increased $1.9 million, or 8.6%, to $24.0 million during the three months ended September 30, 2015, from $22.1 million during the three months ended September 30, 2014, and remained consistent at $72.2 million during the nine months ended September 30, 2015 and 2014. The increase for three months ended September 30, 2015, as compared to the prior period, was primarily due to additional operating expenses at Propel.
Other operating expenses broken down between the reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other operating expenses:
Portfolio purchasing and recovery	$22,217	$21,352	$68,278	$68,843
Tax lien business	1,736	709	3,924	3,353
	$23,953	$22,061	$72,202	$72,196
Collection Agency Commissions—Portfolio Purchasing and Recovery
During the three months ended September 30, 2015, we incurred $9.4 million in commissions to third-party collection agencies, or 17.0% of the related gross collections of $55.2 million. During the period, the commission rate as a percentage of related gross collections was 12.3% and 19.0% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended September 30, 2014, we incurred $9.5 million in commissions, or 18.0%, of the related gross collections of $52.8 million. During the 2014 period, the commission rate as a percentage of related gross collections was 17.5% and 18.4% for our collection outsourcing channels in the United States and Europe, respectively.
During the nine months ended September 30, 2015, we incurred $28.5 million in commissions to third-party collection agencies, or 17.3% of the related gross collections of $164.8 million. During the period, the commission rate as a percentage of related gross collections was 15.7% and 18.1% for our collection outsourcing channels in the United States and Europe, respectively. During the nine months ended September 30, 2014, we incurred $25.3 million in commissions, or 16.7%, of the related gross collections of $151.6 million. During the 2014 period, the commission rate as a percentage of related gross collections was 16.1% and 17.0% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses increased $52.5 million, or 147.7%, to $88.0 million during the three months ended September 30, 2015, from $35.5 million during the three months ended September 30, 2014. Excluding one-time acquisition, integration, restructuring and CFPB related settlement charges of $55.9 million and $1.6 million during the three months ended September 30, 2015 and 2014, respectively, general and administrative expenses decreased $1.8 million, or 5.3%, to $32.1 million during the three months ended September 30, 2015, from $33.9 million during the three months ended September 30, 2014. The decrease was primarily due to decreased corporate legal expense of $3.4 million offset by general increases in expenses to support our growth.
General and administrative expenses increased $49.3 million, or 44.6%, to $159.8 million during the nine months ended September 30, 2015, from $110.5 million during the nine months ended September 30, 2014. Excluding one-time acquisition integration, restructuring and CFPB related settlement charges of $64.9 million and $17.3 million during the nine months ended September 30, 2015 and 2014, respectively, general and administrative expenses increased $1.7 million, or 1.9%, to $94.9 million during the nine months ended September 30, 2015, from $93.2 million during the nine months ended September 30, 2014. The increase was primarily due to an increase in costs associated with regulatory and legislative costs and increased general and administrative expenses resulting from our growing global expansion.
General and administrative expenses broken down between the reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative expenses:
Portfolio purchasing and recovery	$86,789	$33,436	$155,624	$106,132
Tax lien business	1,213	2,096	4,156	4,376
	$88,002	$35,532	$159,780	$110,508
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million, or 18.8%, to $8.2 million during the three months ended September 30, 2015, from $6.9 million during the three months ended September 30, 2014. Depreciation and amortization expense increased $4.8 million, or 24.1%, to $24.7 million during the nine months ended September 30, 2015, from $19.9 million during the nine months ended September 30, 2014. The increases during the three and nine months ended September 30, 2015 as compared to the same periods in the prior year were primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.

Cost per Dollar Collected—Portfolio Purchasing and Recovery
We utilize adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for our portfolio purchasing and recovery business. The calculation of adjusted operating expenses is illustrated in detail in the “Non-GAAP Disclosure” section. The following table summarizes our overall cost per dollar collected by geographic location during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	43.0%	42.2%	41.4%	40.9%
Europe	31.4%	30.3%	31.6%	29.9%
Latin America	30.2%	28.1%	29.2%	30.0%
Overall cost per dollar collected	39.2%	38.9%	38.5%	38.2%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended September 30, 2015 was 39.2%, up 30 basis points from 38.9% during the prior period. Overall cost-to-collect increased to 38.5% during the nine months ended September 30, 2015 from 38.2% during the same period in the prior year. Cabot’s cost-to-collect continues to trend lower than our overall cost-to-collect because its portfolio includes many consumers who are already on payment plans and historically involves little litigation. As more of Cabot’s accounts are serviced through Marlin’s legal channel, we expect to see incremental net collections and a higher overall return. As we continue to grow our presence in the Latin American market, we expect to incur upfront cost in building our collection channels. As a result, cost-to-collect in this region may become elevated in the near term and may fluctuate over time.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $4.3 million to $47.8 million during the three months ended September 30, 2015, from $43.5 million during the three months ended September 30, 2014. Interest expense increased $11.7 million to $136.4 million during the nine months ended September 30, 2015, from $124.7 million during the nine months ended September 30, 2014.
The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Stated interest on debt obligations	$39,466	$36,391	$3,075	8.4%
Interest expense on preferred equity certificates	6,254	5,738	516	9.0%
Amortization of loan fees and other loan costs	2,508	1,900	608	32.0%
Amortization of debt discount	2,359	2,228	131	5.9%
Accretion of debt premium	(2,771)	(2,759)	(12)	0.4%
Total interest expense	$47,816	$43,498	$4,318	9.9%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Stated interest on debt obligations	$110,802	$101,904	$8,898	8.7%
Interest expense on preferred equity certificates	18,360	17,076	1,284	7.5%
Amortization of loan fees and other loan costs	8,238	7,098	1,140	16.1%
Amortization of debt discount	6,947	6,164	783	12.7%
Accretion of debt premium	(7,978)	(7,564)	(414)	5.5%
Total interest expense	$136,369	$124,678	$11,691	9.4%
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
Other (Expense) Income
Other income or expense consists primarily of foreign currency exchange gains or losses and interest income. Other expense was $0.9 million during the three months ended September 30, 2015, up from $0.5 million during the three months ended September 30, 2014, due to an increase in foreign currency exchange loss of approximately $0.6 million. Other income was $1.6 million during the nine months ended September 30, 2015, compared to other expense of $0.2 million during the nine months ended September 30, 2014, due to a $0.9 million net change in foreign currency exchange gain and a $0.6 million increase in interest income.
Income Taxes
During the three months ended September 30, 2015 and 2014, we recorded an income tax benefit of $4.9 million and a tax provision of $10.2 million, respectively. During the nine months ended September 30, 2015 and 2014, we recorded income tax provisions of $27.0 million and $35.9 million, respectively.
We incurred a net loss and therefore recorded an income tax benefit during the three months ended September 30, 2015. The net loss was due to a one-time charge resulting from a settlement with the CFPB. The $10.0 million civil monetary penalty component of the CFPB settlement is not deductible for tax purposes. Refer to “Government Regulation” section above for further discussion of the CFPB settlement.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Federal (benefit) provision	(35.0)%	35.0%	35.0%	35.0%
State (benefit) provision	(4.4)%	3.8%	4.4%	3.8%
International benefit(1)	(23.4)%	(8.7)%	(8.8)%	(5.0)%
Permanent items(2)	1.7%	5.7%	1.0%	4.1%
Tax effect of CFPB / regulatory charges	27.6%	0.0%	5.4%	0.0%
Other(3)	(0.8)%	(10.6)%	0.1%	(4.0)%
Effective rate	(34.3)%	25.2%	37.1%	33.9%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and reserves taken for a certain tax position adopted by the Company.
The effective tax rate for the three and nine months ended September 30, 2015, respectively, as compared to corresponding periods in 2014, decreased as a result of earnings realized in countries with lower statutory tax rates than the U.S. federal tax rate and as a result of the net loss incurred for the three months ended September 30, 2015. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2015 and 2014 was immaterial.

Supplemental Performance Data—Portfolio purchasing and recovery
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is estimated to be 120 months which is included in its estimated remaining collections and is used for calculating its IRRs.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2015
		<2005	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total(2)	CCM(3)
Purchased consumer receivables:
United States(4):
<1999	$41,117	$137,929	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$96	$46	$144,253	3.5
1999	48,712	84,758	5,157	3,513	1,954	1,149	885	590	487	345	256	245	137	99,476	2.0
2000	6,153	23,873	1,323	1,007	566	324	239	181	115	103	96	55	50	27,932	4.5
2001	38,185	137,004	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	600	452	188,104	4.9
2002	61,490	180,831	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	1,318	896	300,108	4.9
2003	88,496	145,996	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	2,353	1,523	340,429	3.8
2004	101,316	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	2,767	1,783	265,424	2.6
2005	192,585	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	7,626	5,156	495,975	2.6
2006	141,026	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	6,952	4,276	327,943	2.3
2007	204,064	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	9,188	513,094	2.5
2008	227,756	—	—	—		69,049	165,164	127,799	87,850	59,507	41,773	29,776	17,957	598,875	2.6
2009	253,084	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	33,801	752,065	3.0
2010	345,483	—	—	—	—	—	—	125,465	284,541	215,088	150,558	106,079	62,658	944,389	2.7
2011	382,317	—	—	—	—	—	—	—	122,224	300,536	225,451	154,847	89,638	892,696	2.3
2012	473,374	—	—	—	—	—	—	—	—	186,472	322,962	235,606	126,170	871,210	1.8
2013	542,943	—	—	—	—	—	—	—	—	—	223,862	390,582	228,536	842,980	1.6
2014	608,687	—	—	—	—	—	—	—	—	—	—	153,830	251,317	405,147	0.7
2015	365,026	—	—	—	—	—	—	—	—	—	—	—	61,854	61,854	0.2
Subtotal	4,121,814	749,791	291,111	336,374	354,724	398,303	487,458	604,006	755,392	939,746	1,094,103	1,165,508	895,438	8,071,954	2.0
Europe:
2013	619,079	—	—	—	—	—	—	—	—	—	134,259	249,307	163,097	546,663	0.9
2014	630,348	—	—	—	—	—	—	—	—	—	—	135,549	153,043	288,592	0.5
2015	354,097	—	—	—	—	—	—	—	—	—	—	—	35,781	35,781	0.1
Subtotal	1,603,524	—	—	—	—	—	—	—	—	—	134,259	384,856	351,921	871,036	0.5
Purchased bankruptcy receivables:
2010	11,971	—	—	—	—	—	—	388	4,247	5,598	6,248	5,914	3,263	25,658	2.1
2011	1,642	—	—	—	—	—	—	—	1,372	1,413	1,070	333	203	4,391	2.7
2012	83,159	—	—	—	—	—	—	—	—	1,249	31,020	26,207	16,480	74,956	0.9
2013	39,833	—	—	—	—	—	—	—	—	—	12,806	24,679	16,843	54,328	1.4
2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
2015	10,978	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	147,583	—	—	—	—	—	—	388	5,619	8,260	51,144	57,133	36,789	159,333	1.1
Total	$5,872,921	$749,791	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,284,148	$9,102,323	1.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through September 30, 2015, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2015 refers to collections as a multiple of purchase price.

(4)	United States data includes results from Latin America.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Purchased consumer receivables:
United States(4):
<2006	$578,054	$1,861,701	$14,535	$1,876,236	3.2
2006	141,026	327,943	7,982	335,925	2.4
2007	204,064	513,094	19,162	532,256	2.6
2008	227,756	598,875	40,046	638,921	2.8
2009	253,084	752,065	55,003	807,068	3.2
2010	345,483	944,389	139,884	1,084,273	3.1
2011	382,317	892,696	184,584	1,077,280	2.8
2012	473,374	871,210	271,487	1,142,697	2.4
2013	542,943	842,980	580,563	1,423,543	2.6
2014	608,687	405,147	853,172	1,258,319	2.1
2015	365,026	61,854	562,086	623,940	1.7
Subtotal	4,121,814	8,071,954	2,728,504	10,800,458	2.6
Europe:
2013	619,079	546,663	1,226,179	1,772,842	2.9
2014	630,348	288,592	985,886	1,274,478	2.0
2015	354,097	35,781	657,285	693,066	2.0
Subtotal	1,603,524	871,036	2,869,350	3,740,386	2.3
Purchased bankruptcy receivables:
2010	11,971	25,658	1,563	27,221	2.3
2011	1,642	4,391	111	4,502	2.7
2012	83,159	74,956	24,304	99,260	1.2
2013	39,833	54,328	16,937	71,265	1.8
2014	—	—	—	—	—
2015	10,978	—	12,799	12,799	1.2
Subtotal	147,583	159,333	55,714	215,047	1.5
Total	$5,872,921	$9,102,323	$5,653,568	$14,755,891	2.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through September 30, 2015, excluding collections on behalf of others.

(3)
Estimated remaining collections (“ERC”) for purchased consumer receivables includes $96.1 million related to accounts that converted to bankruptcy after purchase. The collection forecast of each pool is generally estimated up to 120 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom. Expected collections beyond the 120 months collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(4)	United States data includes results from Latin America.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2015(3)	2016	2017	2018	2019	2020	2021	2022	2023	>2023	Total
Purchased consumer receivables:
United States(4):
<2006	$1,902	$6,176	$3,590	$1,793	$866	$208	$—	$—	$—	$—	$14,535
2006	987	3,042	1,864	1,041	585	332	131	—	—	—	7,982
2007	2,002	6,733	4,324	2,655	1,627	998	613	210	—	—	19,162
2008	4,037	13,451	8,618	5,512	3,521	2,227	1,411	895	374	—	40,046
2009	6,070	18,885	10,515	6,708	4,958	3,308	2,081	1,327	844	307	55,003
2010	15,540	48,609	28,764	17,085	11,169	7,262	4,702	3,056	1,986	1,711	139,884
2011	18,844	67,638	38,455	22,550	13,802	8,972	5,683	3,521	2,289	2,830	184,584
2012	26,707	95,357	56,520	33,742	21,444	14,070	9,218	5,786	3,553	5,090	271,487
2013	50,372	175,485	120,562	80,677	53,704	36,174	24,220	15,788	9,649	13,932	580,563
2014	60,384	219,052	176,208	145,724	105,687	57,323	30,246	21,594	14,601	22,353	853,172
2015	32,586	145,026	136,223	90,756	60,272	37,996	21,341	14,177	9,701	14,008	562,086
Subtotal	219,431	799,454	585,643	408,243	277,635	168,870	99,646	66,354	42,997	60,231	2,728,504
Europe:
2013	45,134	192,545	202,453	178,281	157,217	140,005	124,277	111,165	75,102	—	1,226,179
2014	40,356	155,520	160,948	137,585	118,872	105,490	93,436	81,321	72,734	19,624	985,886
2015	23,181	96,679	95,349	90,024	76,665	65,209	56,958	50,770	45,284	57,166	657,285
Subtotal	108,671	444,744	458,750	405,890	352,754	310,704	274,671	243,256	193,120	76,790	2,869,350
Purchased bankruptcy receivables:
2010	770	793	—	—	—	—	—	—	—	—	1,563
2011	33	76	2	—	—	—	—	—	—	—	111
2012	4,098	12,107	6,215	1,884	—	—	—	—	—	—	24,304
2013	4,449	8,451	2,351	685	416	270	177	116	22	—	16,937
2014	—	—	—	—	—	—	—	—	—	—	—
2015	7	827	2,788	3,310	3,092	2,270	283	95	63	64	12,799
Subtotal	9,357	22,254	11,356	5,879	3,508	2,540	460	211	85	64	55,714
Total	$337,459	$1,266,452	$1,055,749	$820,012	$633,897	$482,114	$374,777	$309,821	$236,202	$137,085	$5,653,568
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)
ERC for purchased consumer receivables includes $96.1 million related to accounts that converted to bankruptcy after purchase. The collection forecast of each pool is generally estimated up to 120 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom. Expected collections beyond the 120 months collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2015 amount consists of three months data from October 1, 2015 to December 31, 2015.

(4)	United States data includes results from Latin America.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2015	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Purchased consumer receivables:
United States(2):
2007	$1,797	$204,064	0.9%	0.2%
2008	6,447	227,756	2.8%	0.6%
2009	218	253,084	0.1%	0.0%
2010	4,373	345,483	1.3%	0.4%
2011	32,871	382,317	8.6%	3.2%
2012	71,107	473,374	15.0%	7.0%
2013	178,289	542,943	32.8%	17.6%
2014	395,096	608,687	64.9%	38.8%
2015	327,294	365,026	89.7%	32.2%
Subtotal	1,017,492	3,402,734	29.9%	100.0%
Europe:
2013	457,343	619,079	73.9%	36.2%
2014	473,135	630,348	75.1%	37.4%
2015	334,266	354,097	94.4%	26.4%
Subtotal	1,264,744	1,603,524	78.9%	100.0%
Purchased bankruptcy receivables:
2012	21,759	83,159	26.2%	53.1%
2013	8,239	39,833	20.7%	20.1%
2014	—	—	0.0%	0.0%
2015	10,990	10,978	100.1%	26.8%
Subtotal	40,988	133,970	30.6%	100.0%
Total	$2,323,224	$5,140,228	45.2%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	United States data includes results from Latin America.

Estimated Future Amortization of Portfolios
As of September 30, 2015, we had $2.3 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Purchased Consumer Receivables United States(1)	Purchased Consumer Receivables Europe	Purchased Bankruptcy Receivables	Total Amortization
2015(2)	$50,447	$18,826	$5,681	$74,954
2016	244,486	111,001	15,173	370,660
2017	227,691	164,625	9,244	401,560
2018	175,801	155,969	5,005	336,775
2019	128,249	142,993	3,004	274,246
2020	77,305	140,865	2,274	220,444
2021	44,574	145,593	400	190,567
2022	35,168	160,689	88	195,945
2023	20,084	158,612	119	178,815
2024	9,228	49,330	—	58,558
2025	4,459	16,241	—	20,700
Total	$1,017,492	$1,264,744	$40,988	$2,323,224
________________________

(1)	United States data includes results from Latin America.

(2)	2015 amount consists of three months data from October 1, 2015 to December 31, 2015.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of September 30,
	2015		2014
	Domestic	International	Domestic	International
General & Administrative	924	1,795	1,021	1,571
Internal Legal Account Manager	32	151	43	61
Account Manager	242	2,493	322	2,294
	1,198	4,439	1,386	3,926

Gross Collections by Account Manager
The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States(1):
Gross collections—collection sites	$113,663	$122,600	$374,745	$389,913
Average active Account Manager	1,385	1,432	1,440	1,546
Collections per average active Account Manager	$82.1	$85.6	$260.2	$252.2
Europe(2):
Gross collections—collection sites	$65,512	$57,283	$176,169	$157,860
Average active Account Manager	848	625	715	539
Collections per average active Account Manager	$77.3	$91.7	$246.4	$292.9
Overall:
Collections per average active Account Manager	$80.2	$87.4	$255.6	$262.7
________________________

(1)	United States represents account manager statistics for United States portfolios and includes applicable collection statistics from our India and Costa Rica call centers.

(2)	Europe represents account manager statistics for Europe portfolios and includes applicable collection statistics for our India call centers.
Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2013	1,678	$1,615,214	$58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(4)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
Q2 2015(5)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the merger with Asset Acceptance Capital Corp.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.

(4)	Includes $105.4 million of portfolios acquired with a face value of approximately $1.7 billion in connection with the Atlantic Acquisition.

(5)	Includes $216.0 million of portfolios acquired with a face value of approximately $3.1 billion in connection with the dlc Acquisition.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014

	(Unaudited)
Net cash provided by operating activities	$63,381	$98,763
Net cash used in investing activities	(354,905)	(704,241)
Net cash provided by financing activities	345,855	593,051
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net income for non-cash operating items such as depreciation and amortization, allowance charges and stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Net cash provided by operating activities was $63.4 million and $98.8 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash provided by operating activities was primarily driven by a lower net income of $45.8 million during the nine months ended September 30, 2015, as compared to net income of $70.3 million during the nine months ended September 30, 2014.
Investing Cash Flows
Net cash used in investing activities was $354.9 million and $704.2 million during the nine months ended September 30, 2015 and 2014, respectively.
The cash flows used in investing activities during the nine months ended September 30, 2015 were primarily related to cash paid for the dlc Acquisition, net of cash acquired, of $236.2 million, receivable portfolio purchases (excluding the portfolios acquired from the dlc Acquisition of $216.0 million) of $550.0 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $488.2 million. The cash flows used in investing activities during the nine months ended September 30, 2014 were primarily related to cash paid for acquisitions, net of cash acquired, of $495.5 million, receivable portfolio purchases (excluding the portfolios acquired from the Marlin Acquisition of $208.5 million and from the Atlantic Acquisition of $105.4 million) of $666.5 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $488.1 million.
Capital expenditures for fixed assets acquired with internal cash flows were $15.8 million and $13.6 million for nine months ended September 30, 2015 and 2014, respectively.
Financing Cash Flows
Net cash provided by financing activities was $345.9 million and $593.1 million during the nine months ended September 30, 2015 and 2014, respectively.
The cash provided by financing activities during the nine months ended September 30, 2015 primarily reflects $903.3 million in borrowings under our credit facilities, offset by $466.7 million in repayments of amounts outstanding under our credit facilities and $33.2 million in repurchases of our common stock. The cash provided by financing activities during the nine months ended September 30, 2014 primarily reflects $1.0 billion in borrowings under our credit facilities, $288.6 million of proceeds from the Cabot 2021 Notes (as defined below), and $161.0 million of proceeds from the issuance of the 2021 Convertible Notes (as defined below), and $134.0 million of proceeds from the issuance of Propel’s securitized notes, offset by $878.9 million in repayments of amounts outstanding under our credit facilities and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction associated with $115.0 million aggregate principal amount of our 3.0% convertible senior notes due 2017.

Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, convertible debt offerings, and equity offerings. From time to time, depending on the capital markets, we and Cabot consider additional financings to fund our operations and acquisitions. Our primary cash requirements have included the purchase of receivable portfolios, the acquisition of U.S. and international entities, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
On July 9, 2015, we amended our revolving credit facility and term loan facility pursuant to Amendment No. 2 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $692.6 million (the “Revolving Credit Facility”), a term loan facility of $153.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Senior Secured Credit Facilities is $1.1 billion. The Senior Secured Credit Facilities have a five-year maturity, expiring in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of September 30, 2015, we had $716.1 million outstanding and $116.6 million of availability under the Senior Secured Credit Facilities, excluding the $250.0 million accordion.
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
On June 1, 2015, Cabot entered into a new senior secured bridge facility (the “2015 Senior Secured Bridge Facility”) that provides an aggregate principal amount of up to £90.0 million. The purpose of the 2015 Senior Secured Bridge Facility was to provide funding for the financing, in full or in part, of the purchase price for the dlc Acquisition and the payment of costs, fees and expenses in connection with the dlc Acquisition, and was fully drawn on as of the closing of the dlc Acquisition. The 2015 Senior Secured Bridge Facility has an initial term of one year and can be extended for an additional year if it is not repaid during the first year of issuance. Cabot borrowed £91.0 million (approximately $138.4 million) under the Cabot Credit Facility to pay for the remaining purchase price of the dlc Acquisition. As of September 30, 2015, we had £160.3 million (approximately $242.8 million) outstanding and £34.7 million (approximately $52.6 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at September 30, 2015 consisted of $74.7 million held by U.S.-based entities and $100.5 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.

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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At September 30, 2015, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Interest Rates. At September 30, 2015, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6 – Exhibits

10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated July 9, 2015, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.2
Amendment No. 4, dated July 9, 2015, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.3
Amendment No. 3 to Tax Lien Loan and Security Agreement, dated October 26, 2015, by and among PFS Financial 1, LLC, PFS Financial 2, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Date: November 5, 2015