Form 10-K
period 2015-12-31
ENCORE CAPITAL GROUP INC
filed 2016-02-24
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 23,525,676 shares was approximately $1,005,487,392 at June 30, 2015, based on the closing price of the common stock of $42.74 per share on such date, as reported by the NASDAQ Global Select Market.
The number of shares of our Common Stock outstanding at February 9, 2016, was 25,288,136.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2016 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART I
Item 1—Business
An Overview of Our Business
Nature of Our Business
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets.
Portfolio Purchasing and Recovery Business
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
Europe
Through our controlling interest in United Kingdom-based Cabot Credit Management Limited (“Cabot”), we are a market leader in debt management in the United Kingdom and Ireland. Cabot specializes in collecting higher balance, “semi-performing” accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). In February 2014, Cabot acquired Marlin Financial Group Limited (“Marlin”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its use of litigation-enhanced collections for non-paying financial services receivables, which complements Cabot’s management of semi-performing accounts. On June 1, 2015, Cabot continued to expand in the United Kingdom with its acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”).
We own a majority ownership interest in Grove Holdings (“Grove”). Through its subsidiaries Grove is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies in the United Kingdom (in particular, individual voluntary arrangements, or IVAs) and bank and non-bank receivables in Spain. To date, operating results from Grove have been immaterial to our total consolidated operating results. As a result, descriptions of our international operations in Part I - Item 1 of this Form 10-K will focus substantially on our combined Cabot operations and will not include a detailed discussion of Grove’s operations.
Latin America
Through our majority ownership interest in Refinancia S.A. (“Refinancia”), we are a market leader in debt collection and management in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations. In addition to operations in Colombia and Peru, we evaluate and purchase non-performing loans in other countries in Latin America, including Mexico and Brazil. Beginning in December 2014, we began investing in non-performing secured residential mortgages in Latin America. To date, operating results from our Latin America operations have not been significant to our total consolidated operating results. As a result, descriptions of our international operations in Part 1 - Item 1 of this Form 10-K will not include a detailed discussion of our Latin American operations.
Asia Pacific
Through our majority ownership interest in Baycorp Holdings Pty Limited (“Baycorp”), acquired in October 2015, we are one of Australasia's leading debt resolution specialists. Baycorp specializes in the management of non-performing loans in Australia and New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans. To date, Baycorp’s operating results have been immaterial to our total consolidated operating results. As a result, descriptions of our international operations in Part 1 - Item 1 of this Form 10-K will not include a detailed discussion of Baycorp’s operations.
Accounts originated in the United States are serviced through our call centers in the United States, India and Costa Rica. Beginning in January 2014, our India call center also began to service Cabot’s United Kingdom accounts. The balance of our accounts is serviced in the country of origin for such accounts. Throughout this Annual Report on Form 10-K, when we refer to our United States operations, we include accounts originated in the United States that are serviced through our call centers in the United States, India and Costa Rica. When we refer to our international operations, we are referring to accounts originated outside of the United States.
Tax Lien Business
Through our subsidiary, Propel Acquisition, LLC and its subsidiaries and affiliates (collectively, “Propel”), we acquire and service residential and commercial tax liens on real property. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans by paying delinquent property taxes on behalf of such property owners in exchange for payment agreements collateralized by tax liens on the related properties and purchases tax liens directly from taxing authorities in several states.
In order to improve our overall corporate invested capital returns, reduce our debt, provide liquidity, and allow us to tighten our focus on expanding our market leadership in debt buying and servicing in the U.S. and around the world, on February 19, 2016, we entered into an agreement with certain funds to sell 100% of our membership interests in Propel. The estimated sales price indicated that Propel’s fair value was less than its carrying value at December 31, 2015 and, as a result, goodwill at this reporting unit was impaired. Based on the estimated sales price, we recorded a goodwill impairment charge of $49.3 million for the year ended December 31, 2015. The goodwill impairment charge had no cash flow impact. Refer to Note 17, “Subsequent Event” and Note 15, “Goodwill and Identifiable Intangible Assets” to our consolidated financial statements for further information on the sale of Propel and the goodwill impairment.
During the course of our ownership, excluding the non-cash goodwill impairment charge discussed above, Propel contributed $20.6 million of earnings and $35.7 million of EBITDA through December 31, 2015. Including the effect of this non-cash goodwill impairment charge, the cumulative net loss after the benefit for income taxes amounted to approximately $10.5 million.
Keys to Success
The foundation of our success is our people, our organizational agility, and our integrity. This foundation supports strengths in four key areas, which we refer to as our pillars:

•	Superior Analytics, including our extensive investments in data and behavioral science and our use of sophisticated predictive modeling techniques;

•	Operational Scale and Cost Leadership, driven by our specialized call centers, efficient international operations, and the continuing expansion of our internal legal platform;

•	Strong Capital Stewardship, underpinned by our disciplined ability to raise and deploy capital prudently; and

•	Extendable Business Model, driven by our scalable platform that supports strategic investment opportunities in new asset classes and geographic areas.
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
Operating Segments
We conduct business through two reportable segments: portfolio purchasing and recovery, and tax lien business. Financial information regarding our operating segments and geographic operations is set forth in Note 14, “Segment Information” to our consolidated financial statements.
Company Information
We were incorporated in Delaware in 1999. Our headquarters is located at 3111 Camino Del Rio North, Suite 103, San Diego, California 92108 and our telephone number is (877) 445-4581. Investors wishing to obtain more information about us may access the Investors section of our Internet site at http://www.encorecapital.com. The site provides access, free of charge, to relevant investor related information, such as Securities and Exchange Commission (“SEC”) filings, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our Internet site as soon as reasonably practicable after being filed with, or furnished to, the SEC. Also available on our website are our Standards of Business Conduct and charters for the committees of our board of directors. We intend to disclose any amendment to, or waiver of, a provision of our Standards of Business Conduct on our website. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K. Any materials that we filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Our Competitive Advantages
Analytic Strength. We believe that success in our portfolio purchasing and recovery business depends on our ability to establish and maintain an information advantage. Leveraging an industry-leading financially distressed consumer database, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases. Moreover, our collection channels are informed by powerful statistical models specific to each collection activity, and each year we deploy significant capital to purchase credit bureau and customized consumer data that describe demographic, account level, and macroeconomic factors related to credit, savings, and payment behavior. Our recent international expansion has enabled us to collaborate across our operating subsidiaries to employ and enhance our statistical models throughout the markets we service.
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
Our Strategy
We have implemented a business strategy that emphasizes the following three elements:
Continue to Invest in our Core Businesses. Our core domestic portfolio purchasing and recovery business remains critical to our success. Supply and demand dynamics within the United States have fluctuated over time and will likely continue to do so. To position ourselves to continue to generate strong risk-adjusted returns in this environment, we continue to make investments in analytics, technology, risk management, compliance, and initiatives to enhance our relationships with consumers and improve liquidation rates on our portfolios. We intend to continue to deploy a meaningful amount of capital in our core domestic markets. Our 2014 acquisition of Atlantic Credit & Finance, Inc. (“Atlantic”) reflects a strategic decision to expand our core domestic portfolio purchasing and recovery presence. Atlantic is a market leader in buying and collecting on freshly charged-off debt, which was not an area of strength for us prior to our acquisition of Atlantic. Combined with our expertise in later stage collections, we believe Atlantic has positioned us to be more competitive in the market.
Expand into New Geographies. We believe we are well-positioned to take a leading role, worldwide, in the distressed debt and subprime consumer financial sectors. Our current footprint includes our industry-leading U.S. and U.K. core debt recovery businesses, our presence in Spain, our entrance into the Latin American and Australasian debt markets, and our international operations through our India and Costa Rica locations. In addition, we are constantly evaluating additional investments in, or acquisitions of, complementary businesses in order to expand into new geographic markets. For example, we have announced plans to commence portfolio purchasing and recovery operations in India. As portfolio prices fluctuate and the complexity of our industry continues to increase, we expect that our international operations will continue to provide a significant competitive advantage.
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
Acquisition of Portfolio Purchasing and Recovery Receivables
We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are an appealing partner for these sellers given our financial strength, focus on principled intent, and track record of financial success.
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
All purchases require approval by the pricing committee. Cabot’s pricing committee includes its Chief Executive Officer, Financial Director and Chief Investment Officer. We believe that Cabot’s significant industry and management experience enable it to make informed decisions about the portfolios we acquire through Cabot.
Portfolio Purchasing and Recovery Collection Approach
United States
We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we have acquired. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Generally, we pursue collection activities on only a fraction of the accounts we purchase, through one or more of our collection channels. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments, are excluded from our collection process. It is our practice to assess each consumer’s willingness to pay through analytics, phone calls and/or letters. Despite our efforts to reach consumers and work out a settlement plan, only a small number of consumers who we contact choose to engage with us. Those who do are often offered discounts on their obligations or are presented with payment plans that are intended to suit their needs. However, the majority of consumers we contact do not respond to our calls or our letters and we must then make the decision about whether to pursue collections through legal action. Throughout our ownership period, we periodically refine our collection approach to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•	Inactive. We strive to use our financial resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote based on a consumer’s situation.

•	Direct Mail. We develop innovative, low-cost mail campaigns offering consumers appropriate discounts to encourage settlement of their accounts.

•
Call Centers. We maintain domestic collection call centers in Phoenix, Arizona, St. Cloud, Minnesota, Warren, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. During our new hire training period, we educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

•
Skip Tracing. If a consumer’s phone number proves inaccurate when an account manager calls an account, or if current contact information for a consumer is not available at the time of account purchase, then the account could be routed to our skip tracing process. We currently use a number of different skip tracing companies to provide accurate phone numbers and addresses.

•
Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay his or her obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision about whether or not to pursue collection litigation. Prior to engaging an external collection firm, we evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we have hired may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.

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

•	Online. We offer an online payment portal that enhances consumer convenience by providing consumers the ability to make payments and submit inquiries online.

•	Sale. We do not resell accounts to third parties in the ordinary course of our business.
International
Cabot uses insights developed during its purchasing process to build account collection strategies. Cabot’s proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. In recent years, Cabot has concentrated on buying high-balance financial services debt, both paying and non-paying. Cabot will attempt to establish contact with these consumers in order to transfer payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardship (such as medical issues or mental incapacity), are handled outside of normal collections processes through dedicated and tailored strategies.
The remaining pool of accounts then receives further evaluation through the combined use of Cabot’s and Marlin’s data analytics. At that point, Cabot analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, Cabot pursues collections through letters and/or phone calls to its consumers. Where contact is made and consumers indicate a willingness to pay, a patient approach of forbearance is applied using regulatory protocols within the United Kingdom to assess affordability and ensure that repayment plans are fair and balanced and therefore sustainable. Where the customer is unwilling to pay, Cabot refers the account to the appropriate escalation point in the collection process, which may include its internal debt collection agency, a third-party collection agency or legal action. Cabot also has robust internal legal collection capabilities, allowing the organization to address consumers across the entire willingness to pay spectrum.
Tax Lien Business
Propel acquires and services residential and commercial tax liens on real property. These liens take priority over most other liens, including mortgage liens. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans designed to allow them to keep their properties while paying their property tax obligations over time. In such cases, Propel pays their tax lien obligations to the taxing authority, and the property owners pay Propel at lower interest rates and/or over a longer period of time than the taxing authorities would ordinarily permit. Propel also purchases tax liens directly from taxing authorities in certain states. In many cases, these tax liens continue to be serviced by the taxing authorities. When a taxing authority receives payment for the outstanding taxes, it pays Propel the outstanding balance of the related lien plus interest, which is either established by statute, negotiated at the time of the purchase, or determined by the bid Propel submitted to acquire the tax lien.
On February 19, 2016, we entered into an agreement with certain funds to sell 100% of our membership interests in Propel. The estimated sales price indicated that Propel’s fair value was less than its carrying value at December 31, 2015 and, as a result, goodwill at this reporting unit was impaired. Based on the estimated sales price, we recorded a goodwill impairment charge of $49.3 million for the year ended December 31, 2015.  Refer to Note 17, “Subsequent Event” and Note 15, “Goodwill and Identifiable Intangible Assets” to our consolidated financial statements for further information on the sale of Propel and the goodwill impairment.
Legal, Compliance and Enterprise Risk Management, Oversight
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
The legal department is responsible for interpreting and administering our Standards of Business Conduct (the “Standards”), which apply to all of our directors, officers, and employees and outlines our commitment to a culture of professionalism and ethical behavior. The Standards promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, compliance with applicable laws, rules and regulations, and full and fair disclosure in reports that we file with, or submit to, the SEC and in other public communications made by us. As described in the Standards, we have also established a toll-free Compliance Hotline to allow directors, officers, and employees to report any detected or suspected fraud, misappropriations, or other fiscal irregularities, any good faith concern about our accounting and/or auditing practices, or any other violations of the Standards.
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
The compliance department is responsible for promoting compliance with applicable laws and regulations. The compliance department facilitates oversight by our Board of Directors and management, assists in formulating policies and procedures, and engages in training, risk assessments, testing, monitoring and corrective action, complaint response, and compliance audits.
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
Predictive Dialer Technology. Our call centers employ the use of upgraded predictive dialer technology. This technology allows additional call volume capacity and greater efficiency through shorter wait times and an increase in the number of live contacts. This technology helps maximize account manager productivity and further optimizes the yield on our portfolio purchases. Additionally, the use of predictive dialing technology helps us comply with applicable federal and state laws in the United States that restrict the time, place, and manner in which debt collectors can call consumers. Recognizing mobile phone dialing has a different set of legal restrictions, we utilize a distinctly different platform for non-consented mobile phones in order to comply with all laws while providing a framework for us to maximize contact with our consumers.
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
Cybersecurity. We divide our cybersecurity and information security functions into the four core tenants that we believe make up a solid information security practice: (1) security strategy and architecture; (2) operational security; (3) vulnerability and threat management; and (4) IT governance, risk and controls. We invest in cybersecurity and advanced technologies, including next generation threat prevention and threat intelligence solutions, to protect our organization and consumer and proprietary data throughout its life cycle. Lastly, we believe that our adoption and implementation of leading security frameworks for the financial services industry and the regulatory environments and geographies in which we operate demonstrates our commitment to cybersecurity and information security.
Competition
United States
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
Similar to certain trends we are observing in the United States, we believe that smaller competitors in the United Kingdom are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to the increased regulatory environment and scrutiny applied by regulators, and also because sellers of charged-off consumer receivables are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry and the exit of portfolio purchasing and recovery companies from the marketplace. As in the United States, we believe this favors larger participants in the market, such as Cabot, because the larger market participants are better able to adapt to these pressures. As smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase receivables from competitors or to acquire competitors directly, as we did through Cabot’s acquisition of Marlin in February 2014 and dlc in June 2015.
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
The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. On November 12, 2013, the CFPB published in the Federal Register an Advance Notice of Proposed Rulemaking seeking comments, data, and information from the public about debt collection practices to help it determine what rules and other CFPB actions, if any, would be useful under the FDCPA and the CFPA. The CFPB has indicated that it expects to move forward with the debt collection rulemaking in 2016, including the possible convening of a panel pursuant to the Small Business Regulatory Enforcement Fairness Act and issuing a Notice of Proposed Rulemaking.
The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection, including us. Accordingly, the CFPB is authorized to supervise and conduct examinations of our business practices. The prospect of supervision has increased the potential consequences of noncompliance with federal consumer financial law.
The CFPB can conduct hearings, adjudication proceedings, and investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has authority to impose monetary penalties for violations of applicable federal consumer financial laws (including the CFPA, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices, and pursue enforcement actions. The CFPB also has authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state Attorneys General and state regulators to bring civil actions to remedy violations of state law. The CFPB has been active in its supervision, examination and enforcement of financial services companies, including bringing enforcement actions, imposing fines and mandating large refunds to customers of several financial institutions for practices relating to debt collection practices.
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
In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process, another that focuses on the application of the CFPA’s prohibition of “unfair, deceptive, or abusive” acts or practices on debt collection and another that discusses the risks that in-person collection of consumer debt may create in violating the FDPCA and CFPA. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action. In addition, the CFPB has recently engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. The CFPB’s enforcement activity in these spaces, especially in the absence of clear rules or regulatory expectations, can be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry.
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
In addition to the federal statutes detailed above, many states have general consumer protection statutes, laws, regulations, or court rules that apply to debt purchasing and collection. In a number of states and cities, we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. It is our policy to comply with all material licensing and bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in regions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.
State laws, among other things, also may limit the interest rate and the fees that a credit originator may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts, and require specific account information for certain collection activities. By way of example, the California Fair Debt Buying Practices Act that directly applies to debt buyers, applies to accounts sold after January 1, 2014. The law requires debt buyers operating in the state to have in their possession specific account information before debt collection efforts can begin, among other requirements. Moreover, the New York State Department of Financial Services issued new debt collection regulations, which took effect in September 2015 and established new requirements for collecting debt in the state. In addition, other state and local requirements and court rulings in various jurisdictions may also affect our ability to collect.
The relationship between consumers and credit card issuers is also extensively regulated by federal and state consumer protection and related laws and regulations. These laws may affect some of our operations because the majority of our receivables originate through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for consumers that would reduce or eliminate their obligations related to those receivables. When we acquire receivables, we generally require the credit originator or portfolio reseller to represent that they have complied with applicable statutes, rules, and regulations relating to the origination and collection of the receivables before they were sold to us.
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

In June 2013, we completed our merger with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt recovery solutions in the United States. In January 2012, Asset Acceptance, LLC, a subsidiary of AACC, entered into a consent decree with the FTC. The consent decree ended an FTC investigation into Asset Acceptance, LLC’s compliance with the FTCA, FDCPA, and FCRA. As part of the consent decree, Asset Acceptance, LLC agreed to undertake certain consumer protection practices, including, among other things, furnishing additional disclosures to consumers when collecting debt past the statute of limitations, and paid a civil penalty of $2,500,000. These practices continue to apply to the portfolios we purchased as a result of the merger with AACC. We do not expect compliance with the consent decree to have a material effect on our business.
In order to conduct the tax lien business in the State of Texas, Propel is subject to regulation and licensing by the State of Texas Office of Consumer Credit Commissioner. Propel is also subject to applicable laws governing the acquisition and servicing of tax liens and tax lien certificates, including but not limited to various consumer protection, privacy laws and regulations. There have been assertions that various provisions of the Truth in Lending Act and its implementing regulations apply to Propel’s business operations in certain states, depending on the method by which the Tax Liens are acquired. Propel believes these assertions are without merit.
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
The FCA implemented an interim permission regime whereby businesses that held a consumer credit license were required to register with the FCA for interim permission before March 31, 2014 in order to continue consumer credit activities after April 1, 2014. The interim permission regime is expected to continue until April 1, 2017, and during this time businesses will be called upon at different intervals to apply for authorization to be fully regulated by the FCA. Cabot currently has all regulatory licenses, permissions, registrations, and authorizations in place with the relevant regulatory bodies in order to provide and continue debt purchase and collection activities, including holding interim permission with the FCA. In March 2015, Cabot applied for full authorization of its business with the FCA. The FCA typically has 12 months to consider an application for full authorization. Therefore, Cabot expects the final decision by the FCA regarding its application in March 2016. The FCA may take any one of the following actions with Cabot’s application: (1) the FCA may authorize Cabot to continue debt purchasing, collecting and associated credit activities without further conditions; (2) the FCA may authorize Cabot subject to certain conditions, which will require Cabot to take certain actions to either remediate or comply with the FCA’s conditions; (3) the FCA may require that certain improvements to Cabot’s processes be made as a precursor to authorization, or appoint a skilled person elected by the FCA to investigate, examine and oversee Cabot’s operations, at Cabot’s cost; or (4) the FCA may decline to authorize Cabot. In addition to the application for full authorization of its business with the FCA, Cabot will be required to apply to the FCA to appoint certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and who will jointly and severally be liable for the acts and omissions of the company and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA. The FCA may take the following action in connection with the application for Approved Persons: (a) authorize the Approved Person without further conditions; (b) refuse to authorize the Approved Person; (c) request that the applicant undertake further qualifications before it authorizes a person to become an Approved Person; or (d) ban a person from acting as an Approved Person for a period of time or for life.
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
Furthermore, the manner in which court claims are conducted in England and Wales in connection with the recovery of debt may be subject to significant changes. In September 2014, the Civil Procedure Rules Committee (“CPRC”), an advisory public body set up by statute and sponsored by the U.K. Ministry of Justice, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt. Due to the amount of responses from the industry against the introduction of a dedicated protocol, the CPRC created a dedicated sub-committee with industry and consumer group stakeholders. As a consequence, the CPRC issued an updated consultation in September 2015 in order to seek balance between the interests of the industry and consumer groups. If adopted in its current form, it would require all debt collection entities and law firms instructed and acting on behalf of such entities to disclose significant amounts of information relating to the credit agreement and the state of such credit agreement to a consumer prior to being able to progress a claim to court. In some circumstances, issuers of debt may not be able to provide this information, and as neither Cabot nor its competitors currently maintain such documentation to satisfy such obligations, the protocol may limit Cabot’s ability to commence Court proceedings to recover a debt. Certain other requirements are proposed, which may significantly increase costs and time in order to initiate a court claim. Cabot, together with other key industry representatives and trade bodies who are all affected by the proposals, have issued an updated response to the consultation, which is still under consideration. If the CPRC decides to release an updated protocol, it is anticipated that it will be released during 2016 or 2017.
In addition, the regulatory regime in the United Kingdom relating to the protection of consumers from unfair terms and practices is subject to change. In October 2015, the U.K. Parliament introduced new laws that reformed most of the previous U.K. consumer laws and was largely driven by the European Commission’s Directive for Consumer Rights. The U.K. Consumer Rights Act 2015 introduced enhanced consumer measures that can be imposed on businesses and gives greater protection to U.K. consumers from unfair business practices and unfair terms in consumer agreements.
Additionally, the Consumer Credit Act of 1974 (and its related regulations) and the U.K. Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid.
In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with requirements established by the Data Protection Act of 1998 in relation to processing the personal data of its consumers.
The regulatory regime in the Republic of Ireland has been subject to significant changes. In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015, which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following loan book sales was published in January 2015. The Consumer Protection (Regulation of Credit Servicing Firms) Act 2015 seeks to address concerns regarding the loss of regulatory protections for borrowers when portfolio of loans are sold and/or serviced to/by an unregulated entity. Cabot is registered with and regulated by the Central Bank of Ireland for credit servicing activities and its activities are subject to detailed rules on consumer protection. Cabot is undergoing the second stage of the authorization process in which it needs to provide its controls framework on how it ensures regulatory protection for consumers for debt portfolios it has acquired and manages. Cabot is already contractually obligated to ensure compliance with the relevant consumer protection codes through its debt sale and management agreements and is audited on a regular basis against such obligations.
In addition, the other markets in which we currently operate are subject to local laws and regulations, and we have implemented compliance programs to facilitate compliance with all applicable laws and regulations in those markets. Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act, which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain, or retain business.
Employees
As of December 31, 2015, we had approximately 6,700 employees worldwide. None of our employees is represented by a labor union. We believe that our relations with our employees are good.
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
As of December 31, 2015, we carry approximately $924.8 million in goodwill and approximately $16.2 million in amortizable intangible assets. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could adversely affect our business, financial condition and operating results.
Our business is subject to extensive laws and regulations, which have increased and may continue to increase.
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, extensive laws and regulations directly apply to key portions of our business. Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling receivables to us, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results.
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
In addition, the CFPB has recently engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. Enforcement activity in these spaces by the CFPB or others, especially in the absence of clear rules or regulatory expectations, may be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results.
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
The collections industry is heavily regulated under various federal, state, and local laws, rules, and regulations. Many states and several cities require that we be licensed as a debt collection company. The CFPB, FTC, state Attorneys General and other regulatory bodies have the authority to investigate a variety of matters, including consumer complaints against debt collection companies, and can bring enforcement actions and seek monetary penalties, consumer restitution, and injunctive relief. If we, or our third-party collection agencies or law firms fail to comply with applicable laws, rules, and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would adversely affect us. Further, our ability to collect our receivables may be affected by state laws, which require that certain types of account documentation be presented prior to the institution of any collection activities. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance. Finally, our operations outside the United States are subject to foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, prohibitions on the conduct of our business and reputational damage. Any of the foregoing could have an adverse effect on our business, financial condition and operating results.
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
Cabot’s operations are subject to substantial regulations, and the regulatory regime to which it is subject may experience changes. The Financial Conduct Authority (“FCA”) implemented an interim permission regime whereby businesses that held a consumer credit license were required to register with the FCA for interim permission before March 31, 2014 in order to continue consumer credit activities after April 1, 2014. The interim permission regime is expected to continue until April 1, 2017, and during this time businesses will be called upon at different intervals to apply for authorization to be fully regulated by the FCA. Cabot currently has all regulatory licenses, permissions, registrations and authorizations in place with the relevant regulatory bodies in order to provide and continue debt purchase and collection activities, including holding interim permission with the FCA.
Cabot applied for full authorization of its business with the FCA in March 2015. The FCA typically has 12 months to consider an application for full authorization. Therefore, Cabot expects the final decision by the FCA regarding its application in March 2016. The FCA may take any one of the following actions with Cabot’s application: (1) the FCA may authorize Cabot to continue debt purchasing, collecting and associated credit activities without further conditions; (2) the FCA may authorize Cabot subject to certain conditions, which will require Cabot to take certain actions to either remediate or comply with the FCA’s conditions; (3) the FCA may require that certain improvements to Cabot’s processes be made as a precursor to authorization, or appoint a skilled person elected by the FCA to investigate, examine and oversee Cabot’s operations, at Cabot’s cost; or (4) the FCA may decline to authorize Cabot. In addition to the application for full authorization of its business with the FCA, Cabot will be required to apply to the FCA to appoint certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and who will jointly and severally be liable for the acts and omissions of the company and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA. The FCA may take the following action in connection with the application for

Approved Persons: (a) authorize the Approved Person without further conditions; (b) refuse to authorize the Approved Person; (c) request that the applicant undertake further qualifications before it authorizes a person to become an Approved Person; or (d) ban a person from acting as an Approved Person for a period of time or for life.
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
Furthermore, the regulatory regime in the United Kingdom relating to the protection of consumers from unfair terms and practices has also undergone changes. In October 2015, the U.K. Parliament introduced new laws, which reformed most of the previous U.K. consumer laws and was largely driven by the European Commission’s Directive for Consumer Rights. The U.K. Consumer Rights Act 2015 provides for enhanced consumer measures that can be imposed on businesses and gives greater protection to U.K. consumers from unfair business practices and unfair terms in consumer agreements.
Finally, the manner in which court claims are conducted in England and Wales in connection with the recovery of debt may be subject to significant changes. In September 2014, the Civil Procedure Rules Committee (“CPRC”), an advisory public body set up by statute and sponsored by the U.K. Ministry of Justice, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt. Due to the amount of responses from the industry against the introduction of a dedicated protocol, the CPRC created a dedicated sub-committee with industry and consumer group stakeholders. As a consequence, the CPRC issued an updated consultation in September 2015 in order to seek balance between the interests of the industry and consumer groups. If adopted in its current form, the consultation would require all debt collection entities and law firms instructed and acting on behalf of such entities to disclose significant amounts of information relating to the credit agreement and the state of such credit agreement to a consumer prior to being able to progress a claim to court. In some circumstances, issuers of debt may not be able to provide this information and, as neither Cabot nor its competitors currently maintain documentation to satisfy such obligations, the protocol may limit Cabot’s ability to commence court proceedings to recover a debt. Certain other requirements are proposed, which may significantly increase the costs and time to initiate a court claim. Cabot, together with other key industry representatives and trade bodies that are all affected by the proposals, has issued an updated response to the consultation, which is still under consideration. If the CPRC decide to release an updated protocol, it is anticipated that such protocol will be released during 2016 or 2017.
It is not yet possible to predict the precise impact that the above-referenced changes will have on Cabot. It is likely that the rules and regulations applicable to Cabot, and the burden of regulatory scrutiny to which Cabot is subject, will continue to increase. The FCA’s imposition of additional requirements on Cabot’s operations or failure to authorize Cabot’s collection activities, the addition, reinterpretation or enforcement of any laws, rules, regulations, or protocols , or increased enforcement of existing consumer protection or privacy laws, rules and regulations, may adversely affect our ability to collect on receivables and may increase our costs associated with regulatory compliance, which could adversely affect our business, financial condition and operating results.
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
From time to time, we may make acquisitions of, or otherwise invest in, other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses and the acquisitions we make may be unprofitable or may take some time to achieve profitability. In addition, we may not successfully operate the businesses that we acquire, or may not successfully integrate these businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. Also, minority shareholders in certain entities that we have acquired have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the entity if we choose not to purchase their interests at fair value, which could result in additional constraints on our resources. Through acquisitions, we may enter markets in which we have limited or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, and the incurrence of additional debt which could reduce our profitability. In addition, our time spent on mergers and acquisitions activities and integrating acquired businesses may place additional constraints on our resources and divert the attention of our management from other business concerns, which may adversely affect our business, financial condition and operating results.
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
In the event of a cyber security breach or similar incident, our business and operations could suffer.
We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of security measures, our information technology networks and systems may be vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. The occurrence of any of these cyber security events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations or result in legal claims, liability, reputational damage or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition and operating results.

We rely on third parties to provide us with services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations, or our inability to arrange for alternative third party providers for such services, could have an adverse effect on our business, financial condition and operating results.
We have entered into agreements with third parties to provide us with services in connection with our business, including payment processing, credit card authorization and processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions. Any failure by a third party to provide us with contracted services on a timely basis or within service level expectations and performance standards may have an adverse effect on our business, financial condition and operating results. In addition, we may be unable to find, or enter into agreements with, suitable replacement third party providers for such services, which could adversely affect our business, financial condition and operating results.
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
Exchange rate fluctuations could adversely affect our business, financial condition and operating results.
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
Taxes could adversely affect our results of operations, cash flows and financial condition.
We are subject to taxes in the United States and, increasingly, in foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. We regularly are under audit by tax authorities, and economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. The final determination of tax audits and any related litigation could be different from our historical income tax provisions and accruals. In addition, potential adverse tax consequences could limit our ability to repatriate funds held in jurisdictions outside of the United States. Moreover, there may be unfavorable changes in the tax laws (or in the interpretation thereof) in the future. Accordingly, taxes could have an adverse effect on our results of operations, cash flows and financial condition.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in Note 9, “Debt” to our consolidated financial statements, as of December 31, 2015, our total long-term indebtedness outstanding was approximately $3.2 billion, which includes $1.7 billion of debt at our Cabot subsidiary. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
Despite our current consolidated indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured indebtedness under our Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”), subject to the restrictions contained in our debt instruments. We are not restricted under the terms of the indentures governing our convertible notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness. Although the Restated Credit Agreement and some of our other existing debt currently limit the ability of us and certain of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. Also, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness or other new obligations are added to our current levels, the risks described above could intensify. Moreover, if the facilities under the Restated Credit Agreement are repaid or mature, we may not be subject to similar restrictions under the terms of any subsequent indebtedness.
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
The market price of our common stock has been subject to significant fluctuations. Since the beginning of fiscal year 2015, our stock price has ranged from a low of $28.17 on December 14, 2015 to a high of $44.66 on January 2, 2015. More recently, on January 19, 2016 we reached a low of $16.09. These fluctuations could continue. Among the factors that could affect our stock price are:

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
In the future, we may sell additional shares of our common stock or other equity or equity-related securities to raise capital or issue equity securities to finance acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options or vesting of restricted stock awards, upon conversion of our convertible notes and the warrant transactions entered into in connection with our convertible senior notes due 2017. We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.
The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2015, the average daily trading volume of our common stock was approximately 318,000 shares. The issuance or sale of substantial amounts of our common stock or other equity or equity-related securities (or the perception that such issuances or sales may occur) could adversely affect the market price of our common stock as well as our ability to raise capital through the sale of additional equity or equity-related securities. We cannot predict the effect that future issuances or sales of our common stock or other equity or equity-related securities would have on the market price of our common stock.
We may not have the ability to raise the funds necessary to repurchase our convertible notes upon a fundamental change or to settle conversions in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of our convertible notes.
Holders of our convertible notes will have the right to require us to repurchase their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion of convertible notes, unless we elect to deliver solely shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments for each $1,000 in principal amount of convertible notes converted of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor or to settle conversions in cash. In addition, our Restated Credit Agreement contains certain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase our convertible notes. Further, our ability to repurchase our convertible notes or to pay cash upon conversion may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase convertible notes or to pay cash upon conversion of the convertible notes at a time when the repurchase or cash payment upon conversion is required by any indenture pursuant to which the convertible notes were offered would constitute a default under the relevant indenture. Such default could constitute a default under another indenture, our Restated Credit Agreement or other agreements governing our future indebtedness. If the repayment of any indebtedness were to be accelerated, we may not have sufficient funds to repay such indebtedness and repurchase the convertible notes.
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
Under U.S. generally accepted accounting principles, or GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our convertible notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the convertible notes, and that original issue discount is amortized into interest expense over the term of the convertible notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense as a consequence of the amortization of the original issue discount to face amount of the convertible notes over the respective terms of the convertible notes and as a consequence of the amortization of the debt issuance costs. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the coupon interest of the convertible notes, which could adversely affect our reported or future financial results and the trading price of our common stock.
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
We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our credit facilities if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in current or future financing instruments and such other factors as our Board of Directors deems relevant. As a result, receiving a return on an investment in Encore’s common stock may only occur if the trading price of our common stock increases.
Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
We lease the following properties with more than 30,000 square feet:

Location	Primary use	Approximate square footage
San Diego, CA	Corporate headquarters, internal legal and consumer support services	118,000
Phoenix, AZ	Call center and administrative offices	31,000
St. Cloud, MN	Call center	155,000
Gurgaon, India	Call center and administrative offices	138,000
Warren, MI	Call center and internal legal	100,000
Roanoke, VA	Call center and administrative offices	40,000
San Jose, Costa Rica	Call center and administrative offices	32,000
United Kingdom	Cabot corporate office, call center, internal legal and consumer support services	364,000
Spain	Call center	40,000
Australia	Baycorp corporate office, call center, and administrative offices	31,000
The properties listed in the table above are our principal properties and are primarily used in our portfolio purchasing and recovery business. We also lease other immaterial office space in the United States, Ireland, Colombia, Peru, New Zealand, and the Philippines.
We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.
Item 3—Legal Proceedings
Information with respect to this item may be found in Note 13, “Commitments and Contingencies” to the consolidated financial statements in Item 8, which is incorporated herein by reference.
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
The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2015
First Quarter	$44.66	$36.40
Second Quarter	44.61	37.89
Third Quarter	44.43	35.31
Fourth Quarter	41.44	28.17
Fiscal Year 2014
First Quarter	$51.31	$45.05
Second Quarter	46.78	40.62
Third Quarter	46.40	42.04
Fourth Quarter	46.18	39.62
The closing price of our common stock on February 9, 2016, was $19.91 per share and there were 10 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2010 through December 31, 2015, with the cumulative total return of (a) the NASDAQ Composite Index and (b) Asta Funding, Inc. and PRA Group, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2010, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

	12/10	12/11	12/12	12/13	12/14	12/15
Encore Capital Group, Inc.	$100.00	$90.66	$130.58	$214.33	$189.34	$124.01
NASDAQ Composite Index	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
Peer Group	$100.00	$90.61	$140.30	$202.76	$221.83	$135.43
Dividend Policy
As a public company, we have never declared or paid dividends on our common stock. However, the declaration, payment, and amount of future dividends, if any, is subject to the discretion of our board of directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our revolving credit facility, we are permitted to declare and pay dividends in an amount not to exceed, during any fiscal year, 20% of our audited consolidated net income for the then most recently completed fiscal year, so long as no default or unmatured default under the facility has occurred and is continuing or would arise as a result of the dividend payment. We may also be subject to additional dividend restrictions under future debt agreements or the terms of securities we may issue in the future.

Share Repurchases
On April 24, 2014, our Board of Directors approved a $50.0 million share repurchase program. During the year ended December 31, 2015, we repurchased 839,295 shares of our common stock for approximately $33.2 million, which represented the remaining amount allowed under the share repurchase program.
On August 12, 2015, our Board of Directors approved a new $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. We did not make any repurchases under the new share repurchase program during the year ended December 31, 2015.

Item 6—Selected Financial Data
This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K, including the acquisitions described therein that materially affected our results. The selected financial data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2015, and 2014 and for the years ended December 31, 2015, 2014, and 2013, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues
Revenue from receivable portfolios, net(1)	$1,072,436	$992,832	$744,870	$545,412	$448,714
Other revenues	60,696	51,988	12,588	905	32
Net interest income	28,440	27,969	15,906	10,460	—
Total revenues	1,161,572	1,072,789	773,364	556,777	448,746
Operating expenses
Salaries and employee benefits	270,334	246,247	165,040	101,084	77,805
Cost of legal collections	229,847	205,661	186,959	168,703	157,050
Other operating expenses	98,182	93,859	66,649	48,939	35,708
Collection agency commissions	37,858	33,343	33,097	15,332	14,162
General and administrative expenses	196,827	146,286	109,713	61,798	39,760
Depreciation and amortization	33,945	27,949	13,547	5,840	4,081
Goodwill impairment	49,277	—	—	—	—
Total operating expenses	916,270	753,345	575,005	401,696	328,566
Income from operations	245,302	319,444	198,359	155,081	120,180
Other (expense) income
Interest expense	(186,556)	(166,942)	(73,269)	(25,564)	(21,116)
Other income (expense)	2,235	113	(4,222)	808	(395)
Total other expense	(184,321)	(166,829)	(77,491)	(24,756)	(21,511)
Income from continuing operations before income taxes	60,981	152,615	120,868	130,325	98,669
Provision for income taxes	(13,597)	(52,725)	(45,388)	(51,754)	(38,076)
Income from continuing operations	47,384	99,890	75,480	78,571	60,593
(Loss) income from discontinued operations, net of tax	—	(1,612)	(1,740)	(9,094)	365
Net income	47,384	98,278	73,740	69,477	60,958
Net (income) loss attributable to noncontrolling interest	(2,249)	5,448	1,559	—	—
Net income attributable to Encore Capital Group, Inc. stockholders	$45,135	$103,726	$75,299	$69,477	$60,958
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	45,135	105,338	77,039	78,571	60,593
(Loss) income from discontinued operations, net of tax	—	(1,612)	(1,740)	(9,094)	365
Net income	$45,135	$103,726	$75,299	$69,477	$60,958

	As of and For The Year Ended December 31,
	2015	2014	2013	2012	2011
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$1.75	$4.07	$3.12	$3.16	$2.47
Discontinued operations	$—	$(0.06)	$(0.07)	$(0.36)	$0.01
Net basic earnings per share	$1.75	$4.01	$3.05	$2.80	$2.48
Diluted earnings (loss) per share from:
Continuing operations	$1.69	$3.83	$2.94	$3.04	$2.36
Discontinued operations	$—	$(0.06)	$(0.07)	$(0.35)	$0.01
Net diluted earnings per share	$1.69	$3.77	$2.87	$2.69	$2.37
Weighted-average shares outstanding:
Basic	25,722	25,853	24,659	24,855	24,572
Diluted	26,647	27,495	26,204	25,836	25,690
Selected operating data:
Purchases of receivable portfolios, at cost	$1,023,722	$1,251,360	$1,204,779	$562,335	$386,850
Gross collections for the period	1,700,725	1,607,497	1,279,506	948,055	761,158
Consolidated statements of financial condition data:
Cash and cash equivalents	$153,593	$124,163	$126,213	$17,510	$8,047
Investment in receivable portfolios, net	2,440,669	2,143,560	1,590,249	873,119	716,454
Total assets	4,219,852	3,750,135	2,685,274	1,171,340	812,483
Total debt	3,216,572	2,773,554	1,850,431	706,036	388,950
Total liabilities	3,571,364	3,085,196	2,082,803	765,524	440,948
Total Encore equity	596,453	623,000	571,897	405,816	371,535
________________________

(1)
Includes net allowance reversal of $6.8 million, $17.4 million, $12.2 million and $4.2 million for the years ended December 31, 2015, 2014, 2013 and 2012, respectively, and net allowance charges of $10.8 million for the year ended December 31, 2011.

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary, Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”), in February 2014, provides Cabot with substantial litigation-enhanced collection capabilities for non-performing accounts. Cabot continued to expand in the United Kingdom with its acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”) in June 2015. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. In addition, through our subsidiary, Propel Acquisition, LLC and its subsidiaries and affiliates (collectively, “Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchase delinquent tax liens directly from taxing authorities. In October 2015, we completed the acquisition of a controlling stake in Baycorp Holdings Pty Limited (“Baycorp”), one of Australasia's leading debt resolution specialists. The acquisition of Baycorp expands our operations into Australia and New Zealand and our global reach into 13 countries.
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
For example, the Consumer Finance Protection Bureau (“CFPB”) may adopt new regulations that may affect our industry and our business. Additionally, the CFPB has supervisory, examination and enforcement authority over our business and is currently examining the collection practices of participants in the consumer debt buying industry. The CFPB has also recently engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. The CFPB’s enforcement activity in these spaces, especially in the absence of clear rules or regulatory expectations, can be disruptive as industry participants attempt to define appropriate business practices. Similarly, in response to petitions filed by third parties, in July 2015, the Federal Communications Commission (“FCC”) released a declaratory ruling interpreting the Telephone Consumer Protection Act (“TCPA”), which could impact the way consumers may be contacted on their cellular phones and could impact our operations and financial results. As a result of the current regulatory environment, certain current practices or commercial relationships we maintain may be disrupted or impacted by changes in our or third-parties’ business practices or perceptions of elevated risk.
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
On February 7, 2014, Cabot acquired Marlin (the “Marlin Acquisition”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. Marlin’s litigation capabilities have benefited and will continue to benefit Cabot’s existing portfolio of non-performing accounts. Similarly, we have experienced synergies by applying Cabot’s collection models to Marlin’s portfolio since the acquisition. Cabot continued to expand in the United Kingdom with its acquisition of dlc in June 2015 (the “dlc Acquisition”).
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
Latin America
In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in debt collection and management in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their credit obligations. In addition to operations in Colombia and Peru, we evaluate and purchase non-performing loans in other countries in Latin America, including Mexico and Brazil. Beginning in December 2014 we began investing in non-performing secured residential mortgages in Latin America.
Asia Pacific
Through our acquisition of a majority ownership interest in Baycorp in October 2015 (the “Baycorp Acquisition”), we are one of Australia’s leading debt resolution specialists. Baycorp specializes in the management of non-performing loans in Australia and New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans.
Tax Lien Business
Our tax lien business segment focuses on the property tax financing industry. Propel acquires and services residential and commercial tax liens on real property. These liens take priority over most other liens, including mortgage liens. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans designed to allow them to keep their properties while paying their property tax obligations over time. In such cases, Propel pays their tax lien obligations to the taxing authorities, and the property owners pay Propel at lower interest rates or over a longer period of time than the taxing authorities would ordinarily permit. Propel also purchases tax liens directly from taxing authorities in certain states. In many cases, these tax liens continue to be serviced by the taxing authorities. When a taxing authority receives payment for the outstanding taxes, it pays Propel the outstanding balance of the related lien plus interest, which is either established by statute, negotiated at the time of the purchase, or determined by the bid Propel submitted to acquire the tax lien.

On February 19, 2016, we entered into an agreement to sell 100% of our membership interests in Propel at a price that is lower than Propel’s book value at December 31, 2015. This development, subsequent to year end, indicated that Propel’s fair value was less than its carrying value at December 31, 2015 and, as a result, goodwill at this reporting unit was impaired. Based on the estimated sales price, we recorded a goodwill impairment charge of $49.3 million for the year ended December 31, 2015. The goodwill impairment charge had no cash flow impact. Refer to Note 17, “Subsequent Event” and Note 15, “Goodwill and Identifiable Intangible Assets” to our consolidated financial statements for further information on the sale of Propel and the goodwill impairment.
Revenue from our tax lien business segment comprised 3%, 3%, and 2% of total consolidated revenues for each of the years ended December 31, 2015, 2014, and 2013, respectively. Excluding the goodwill impairment charge of $49.3 million discussed above, operating income from our tax lien business segment comprised 4%, 3%, and 2% of our total consolidated operating income for each of the years ended December 31, 2015, 2014, and 2013, respectively.
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during 2015, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
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
Europe
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

Purchases by Type and Geographic Location
The following table summarizes the types and geographic locations of consumer receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States:
Credit card	$481,759	$525,813	$495,473
Consumer bankruptcy receivables	24,373	—	39,897
Telecom	—	—	18,876
Subtotal	506,132	525,813	554,246
Europe:
Credit card	402,424	622,419	620,900
IVA	12,680	8,015	—
Telecom	8,460	1,822	—
Subtotal	423,564	632,256	620,900
Other geographies:
Credit card	88,586	36,537	29,633
Mortgages(1)	5,440	56,754	—
Subtotal	94,026	93,291	29,633
Total purchases	$1,023,722	$1,251,360	$1,204,779
________________________

(1)	Beginning in December 2014 we began investing in non-performing secured residential mortgages in Latin America.
During the year ended December 31, 2015, we invested $1.0 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $12.7 billion, for an average purchase price of 8.0% of face value. Purchases of charged-off credit card portfolios in Europe include $216.0 million of receivables acquired in connection with the dlc Acquisition. Purchases of charged-off credit card portfolios in other geographies include $60.3 million acquired in connection with the Baycorp Acquisition.
During the year ended December 31, 2014, we invested $1.3 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $13.8 billion, for an average purchase price of 9.1% of face value. Purchases of charged-off credit card portfolios in the United States include $105.4 million acquired in connection with the Atlantic Acquisition. Purchases of charged-off credit card portfolios in Europe include $208.5 million in connection with the Marlin Acquisition.
During the year ended December 31, 2013, we invested $1.2 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $84.9 billion, for an average purchase price of 1.4% of face value. Purchases of consumer portfolio receivables in the United States include $383.4 million ($347.7 million for charged-off credit card portfolios and $35.7 million for consumer bankruptcy receivables) acquired in connection with the merger (the “AACC Merger”) with Asset Acceptance Capital Corp. (“AACC”). Purchases of charged-off credit card portfolios in Europe include $559.0 million in connection with our acquisition of a controlling interest in Janus Holdings (the “Cabot Acquisition”).
The average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The $384.3 million of portfolios we acquired through the AACC Merger significantly drove down the purchase price as a percentage of face value for portfolios acquired during the year ended December 31, 2013. The lower purchase rate for the AACC portfolios was due to our acquisition of all accounts owned by AACC, including accounts where we ascribed no value and where we are unlikely to attempt to collect. Accounts with no perceived value would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the accounts being sold to us prior to sale.

Collections by Channel and Geographic Location
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States:
Legal collections	$633,166	$610,285	$564,645
Collection sites	480,485	502,829	465,974
Collection agencies(1)	68,283	79,699	104,163
Subtotal	1,181,934	1,192,813	1,134,782
Europe:
Collection sites	234,904	221,771	74,916
Legal collections	92,464	42,456	—
Collection agencies	148,758	120,629	59,343
Subtotal	476,126	384,856	134,259
Other geographies:
Collection sites	38,334	29,828	—
Legal collections	1,145	—	—
Collection agencies	3,186	—	10,465
Subtotal	42,665	29,828	10,465
Total collections	$1,700,725	$1,607,497	$1,279,506
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $93.2 million, or 5.8%, to $1.7 billion during the year ended December 31, 2015, from $1.6 billion during the year ended December 31, 2014. Gross collections increased $328.0 million, or 25.6%, to $1.6 billion during the year ended December 31, 2014, from $1.3 billion during the year ended December 31, 2013. The increases in gross collections were primarily due to increased portfolio purchases in the current and prior years and additional collections from our recently acquired subsidiaries.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2015		2014		2013
Revenues
Revenue from receivable portfolios, net	$1,072,436	92.3%	$992,832	92.5%	$744,870	96.3%
Other revenues	60,696	5.2%	51,988	4.9%	12,588	1.6%
Net interest income	28,440	2.5%	27,969	2.6%	15,906	2.1%
Total revenues	1,161,572	100.0%	1,072,789	100.0%	773,364	100.0%
Operating expenses
Salaries and employee benefits	270,334	23.3%	246,247	23.0%	165,040	21.3%
Cost of legal collections	229,847	19.8%	205,661	19.2%	186,959	24.2%
Other operating expenses	98,182	8.5%	93,859	8.7%	66,649	8.6%
Collection agency commissions	37,858	3.3%	33,343	3.1%	33,097	4.3%
General and administrative expenses	196,827	16.9%	146,286	13.6%	109,713	14.2%
Depreciation and amortization	33,945	2.9%	27,949	2.6%	13,547	1.8%
Goodwill impairment	49,277	4.2%	—	0.0%	—	0.0%
Total operating expenses	916,270	78.9%	753,345	70.2%	575,005	74.4%
Income from operations	245,302	21.1%	319,444	29.8%	198,359	25.6%
Other (expense) income
Interest expense	(186,556)	(16.1)%	(166,942)	(15.6)%	(73,269)	(9.5)%
Other income (expense)	2,235	0.2%	113	0.0%	(4,222)	(0.5)%
Total other expense	(184,321)	(15.9)%	(166,829)	(15.6)%	(77,491)	(10.0)%
Income from continuing operations before income taxes	60,981	5.2%	152,615	14.2%	120,868	15.6%
Provision for income taxes	(13,597)	(1.1)%	(52,725)	(4.9)%	(45,388)	(5.9)%
Income from continuing operations	47,384	4.1%	99,890	9.3%	75,480	9.7%
Loss from discontinued operations, net of tax	—	0.0%	(1,612)	(0.1)%	(1,740)	(0.2)%
Net income	47,384	4.1%	98,278	9.2%	73,740	9.5%
Net (income) loss attributable to noncontrolling interest	(2,249)	(0.2)%	5,448	0.5%	1,559	0.2%
Net income attributable to Encore Capital Group, Inc. stockholders	$45,135	3.9%	$103,726	9.7%	$75,299	9.7%

Results of Operations—Cabot
The following tables summarize the operating results contributed by Cabot during the periods presented (in thousands):

	Year Ended December 31, 2015
	Janus Holdings	Encore Europe (1)	Consolidated
Total revenues	$349,379	$—	$349,379
Total operating expenses	(188,296)	—	(188,296)
Income from operations	161,083	—	161,083
Interest expense-non-PEC	(106,318)	—	(106,318)
PEC interest (expense) income	(48,013)	23,529	(24,484)
Other income	591	—	591
Income before income taxes	7,343	23,529	30,872
Benefit for income taxes	1,294	—	1,294
Net income	8,637	23,529	32,166
Net income attributable to noncontrolling interests	(1,211)	(3,705)	(4,916)
Net income attributable to Encore	$7,426	$19,824	$27,250

	Year Ended December 31, 2014
	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$286,630	$—	$286,630
Total operating expenses	(150,349)	—	(150,349)
Income from operations	136,281	—	136,281
Interest expense-non-PEC	(96,419)	—	(96,419)
PEC interest (expense) income	(43,630)	21,201	(22,429)
Other expense	(646)	—	(646)
(Loss) income before income taxes	(4,414)	21,201	16,787
Provision for income taxes	(3,241)	—	(3,241)
Net (loss) income	(7,655)	21,201	13,546
Net loss attributable to noncontrolling interests	1,108	3,267	4,375
Net (loss) income attributable to Encore	$(6,547)	$24,468	$17,921

	Year Ended December 31, 2013
	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$95,491	$—	$95,491
Total operating expenses	(48,890)	—	(48,890)
Income from operations	46,601	—	46,601
Interest expense-non-PEC	(26,265)	—	(26,265)
PEC interest (expense) income	(21,616)	10,235	(11,381)
Other income	98	—	98
(Loss) income before income taxes	(1,182)	10,235	9,053
Provision for income taxes	(1,574)	—	(1,574)
Net (loss) income	(2,756)	10,235	7,479
Net loss attributable to noncontrolling interests	392	1,167	1,559
Net (loss) income attributable to Encore	$(2,364)	$11,402	$9,038
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
For all periods presented, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore. Additionally, the net loss recognized at Janus Holdings during the year ended December 31, 2014 was due to Cabot incurring acquisition and integration related charges related to Cabot’s acquisition of Marlin in February 2014.
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
Adjusted Income from Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges, acquisition, integration and restructuring related expenses, and non-cash goodwill impairment charges, all net of tax. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, includes the effect of approximately 0.7 million, 1.1 million, and 0.6 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 9, “Debt—Encore Convertible Notes,” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” (non-GAAP) columns, respectively (in thousands, except per share data):

	Year Ended December 31,
	2015			2014			2013
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$45,135	$1.69	$1.74	$105,338	$3.83	$3.99	$77,039	$2.94	$3.01
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	6,896	0.26	0.26	6,413	0.23	0.24	3,274	0.12	0.13
Acquisition, integration and restructuring related expenses, net of tax	8,063	0.30	0.31	9,898	0.36	0.37	18,483	0.71	0.72
CFPB / regulatory one-time charges, net of tax	42,554	1.60	1.64	—	—	—	—	—	—
Goodwill impairment, net of tax	31,187	1.17	1.20	—	—	—	—	—	—
Net effect of non-recurring tax adjustments	—	—	—	(2,291)	(0.08)	(0.08)	—	—	—
Adjusted income from continuing operations attributable to Encore	$133,835	$5.02	$5.15	$119,358	$4.34	$4.52	$98,796	$3.77	$3.86
Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, stock-based compensation expenses, portfolio amortization, one-time charges, acquisition, integration and restructuring related expenses, and non-cash goodwill impairment charges), which is materially similar to a financial measure contained in covenants used in the Encore revolving credit and term loan facility, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
GAAP net income, as reported	$47,384	$98,278	$73,740
Adjustments:
Loss from discontinued operations, net of tax	—	1,612	1,740
Interest expense	186,556	166,942	73,269
Provision for income taxes	13,597	52,725	45,388
Depreciation and amortization	33,945	27,949	13,547
Amount applied to principal on receivable portfolios	628,289	614,665	534,654
Stock-based compensation expense	22,008	17,181	12,649
Acquisition, integration and restructuring related expenses	15,553	19,299	29,321
CFPB / regulatory one-time charges	63,019	—	—
Goodwill impairment	49,277	—	—
Adjusted EBITDA	$1,059,628	$998,651	$784,308
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

	Year Ended December 31,
	2015	2014	2013
GAAP total operating expenses, as reported	$916,270	$753,345	$575,005
Adjustments:
Stock-based compensation expense	(22,008)	(17,181)	(12,649)
Operating expenses related to non-portfolio purchasing and recovery business	(157,080)	(97,165)	(36,511)
Acquisition, integration and restructuring related operating expenses	(15,553)	(19,299)	(25,691)
Operating expenses related to CFPB / regulatory one-time charges	(54,697)	—	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$666,932	$619,700	$500,154
Comparison of Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
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
Total revenues were $1.2 billion during the year ended December 31, 2015, an increase of $88.8 million, or 8.3%, compared to total revenues of $1.1 billion during the year ended December 31, 2014.
The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Year Ended December 31, 2015					As of December 31, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$103,398	$91,876	88.9%	$11,765	8.6%	$—	—
2007	3,150	1,118	35.5%	1,009	0.1%	1,573	4.6%
2008	13,529	8,665	64.0%	2,311	0.8%	5,798	10.0%
2009	18,084	10,347	57.2%	—	1.0%	—	—
2010	42,615	25,629	60.1%	—	2.4%	3,742	21.2%
2011	112,753	85,303	75.7%	—	8.0%	27,257	18.5%
2012	176,914	108,968	61.6%	—	10.2%	79,973	8.6%
2013	298,068	176,878	59.3%	—	16.6%	161,539	7.4%
2014	307,814	146,583	47.6%	—	13.8%	291,402	3.6%
2015	105,609	47,300	44.8%	—	4.4%	445,527	1.8%
Impact of CFPB settlement	—	—	—	(8,322)	—	—	—
Subtotal	1,181,934	702,667	59.5%	6,763	65.9%	1,016,811	4.4%
Europe:
2013	212,129	171,750	81.0%	—	16.1%	439,619	3.1%
2014	198,127	122,490	61.8%	—	11.5%	444,618	2.1%
2015	65,870	38,129	57.9%	—	3.6%	384,231	1.9%
Subtotal	476,126	332,369	69.8%	—	31.2%	1,268,468	2.4%
Other geographies:
ZBA(4)	4,565	4,571	100.1%	—	0.4%	—	—
2012	471	—	0.0%	—	0.0%	—	—
2013	6,507	319	4.9%	—	0.0%	2,480	0.0%
2014	16,062	19,910	124.0%	—	1.9%	67,714	2.4%
2015	15,060	5,837	38.8%	—	0.5%	85,196	2.9%
Subtotal	42,665	30,637	71.8%	—	2.9%	155,390	2.6%
Total	$1,700,725	$1,065,673	62.7%	$6,763	100.0%	$2,440,669	3.2%

	Year Ended December 31, 2014					As of December 31, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$34,491	$22,271	64.6%	$12,229	2.3%	$—	—
2006	3,067	601	19.6%	—	0.1%	—	—
2007	7,971	3,316	41.6%	1,612	0.3%	2,603	4.8%
2008	27,715	14,939	53.9%	3,566	1.5%	8,400	8.6%
2009	52,661	39,586	75.2%	—	4.1%	7,894	25.6%
2010	111,058	82,375	74.2%	—	8.4%	21,180	22.9%
2011	154,930	108,167	69.8%	—	11.1%	55,968	13.5%
2012	259,252	137,986	53.2%	—	14.1%	150,876	6.4%
2013	397,864	220,121	55.3%	—	22.6%	284,819	5.0%
2014	143,804	79,585	55.3%	—	8.2%	456,970	2.7%
Subtotal	1,192,813	708,947	59.4%	17,407	72.7%	988,710	5.0%
Europe:
2013	249,307	160,074	64.2%	—	16.4%	505,213	2.4%
2014	135,549	101,285	74.7%	—	10.4%	555,323	1.9%
Subtotal	384,856	261,359	67.9%	—	26.8%	1,060,536	2.1%
Other geographies:
2012	2,561	—	0.0%	—	0.0%	505	0.0%
2013	17,615	3,032	17.2%	—	0.3%	10,530	0.0%
2014	9,652	2,087	21.6%	—	0.2%	83,279	1.8%
Subtotal	29,828	5,119	17.2%	—	0.5%	94,314	1.6%
Total	$1,607,497	$975,425	60.7%	$17,407	100.0%	$2,143,560	3.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

Portfolio revenue from our portfolio purchasing and recovery segment was $1.1 billion during the year ended December 31, 2015, an increase of $79.6 million, or 8.0%, compared to revenue of $992.8 million during the year ended December 31, 2014. The increase in portfolio revenue during the year ended December 31, 2015 compared to 2014 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the year ended December 31, 2015, we recorded a net portfolio allowance reversal of $6.8 million, compared to a net portfolio allowance reversal of $17.4 million during the year ended December 31, 2014. During the year ended December 31, 2015, we recorded a portfolio allowance charge of $8.3 million as a result of a reduction in forecasted cash flows in certain pool groups related to the CFPB Consent Order discussed in the “Government Regulation” section above. Excluding this allowance charge, we recorded portfolio allowance reversals of $15.1 million and $17.4 million during the years ended December 31, 2015 and 2014, respectively. The recording of allowance reversals during the years ended December 31, 2015 and 2014 was primarily due to operational improvements which allowed us to assist our customers to repay their obligations and increased collections on our ZBA portfolios. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.

Other revenues were $60.7 million and $52.0 million for the years ended December 31, 2015 and 2014, respectively. Other revenues primarily represent contingent fee income earned on accounts collected on behalf of others, primarily credit originators. The increase in other revenues was primarily attributable to contingent fee income earned at our recently acquired subsidiaries. Net interest income from our tax lien business segment was relatively consistent at $28.4 million and $28.0 million for the years ended December 31, 2015 and 2014, respectively.
Operating Expenses
Total operating expenses were $916.3 million during the year ended December 31, 2015, an increase of $163.0 million, or 21.6%, compared to total operating expenses of $753.3 million during the year ended December 31, 2014.
Excluding one-time CFPB related settlement charges of $54.7 million recorded in operating expenses and the goodwill impairment charge of $49.3 million at Propel, operating expenses increased $59.0 million, or 7.8%, to $812.3 million during the year ended December 31, 2015, as compared to the prior year.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $24.1 million, or 9.8%, to $270.3 million during the year ended December 31, 2015, from $246.2 million during the year ended December 31, 2014. The increase was primarily the result of increases in headcount as a result of our recent mergers and acquisitions and increases in headcount and related compensation expense to support our growth.
Stock-based compensation increased $4.8 million, or 28.1%, to $22.0 million during the year ended December 31, 2015, from $17.2 million during the year ended December 31, 2014. This increase was primarily attributable to an increase in the number of shares granted and the higher fair value of equity awards granted in recent periods.
Salaries and employee benefits broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Salaries and employee benefits:
Portfolio purchasing and recovery	$262,281	$238,942
Tax lien business	8,053	7,305
	$270,334	$246,247
Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $24.1 million, or 11.8%, to $229.8 million during the year ended December 31, 2015, compared to $205.7 million during the year ended December 31, 2014. The increase reflects an increase in gross legal collections, which were $725.6 million during the year ended December 31, 2015, up from $653.2 million during the year ended December 31, 2014. The cost of legal collections remained stable as a percentage of gross collections through this channel at 31.7% and 31.5% during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the cost of legal collections was 31.9% and 29.9% in the United States and Europe, respectively. During the year ended December 31, 2014, the cost of legal collections was 31.4% and 32.1% in the United States and Europe, respectively.
Other Operating Expenses
Other operating expenses increased $4.3 million, or 4.6%, to $98.2 million during the year ended December 31, 2015, from $93.9 million during the year ended December 31, 2014. The increases in other operating expenses was primarily the result of additional other operating expenses at our recently acquired subsidiaries.

Other operating expenses broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Other operating expenses:
Portfolio purchasing and recovery	$93,211	$89,933
Tax lien business	4,971	3,926
	$98,182	$93,859
Collection Agency Commissions—Portfolio Purchasing and Recovery
During the year ended December 31, 2015, we incurred $37.9 million in commissions to third party collection agencies, or 17.2% of the related gross collections of $220.2 million. During the period, the commission rate as a percentage of related gross collections was 14.4% and 18.5% for our collection outsourcing channels in the United States and Europe, respectively. During the year ended December 31, 2014, we incurred $33.3 million in commissions, or 16.6%, of the related gross collections of $200.3 million. During 2014, the commission rate as a percentage of related gross collections was 16.2% and 16.9% for our collection outsourcing channels in the United States and Europe, respectively.
Collections through this channel vary from period to period depending on, among other things, the number of accounts placed with an agency versus the number of accounts collected internally. Commissions, as a percentage of collections in this channel, also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. Additionally, commission rates are lower in the United Kingdom, where most of the receivables in this channel are semi-performing loans and IVAs, and higher in other European countries where most of the receivables in this channel are non-performing loans.
General and Administrative Expenses
General and administrative expenses increased $50.5 million, or 34.5%, to $196.8 million during the year ended December 31, 2015, from $146.3 million during the year ended December 31, 2014. Excluding one-time acquisition, integration and restructuring costs and CFPB related settlement charges, which collectively amounted to $67.5 million and $19.3 million during the years ended December 31, 2015 and 2014, respectively, general and administrative expenses increased slightly to $129.3 million and $127.0 million during the years ended December 31, 2015 and 2014, respectively due to additional general and administrative expenses at our recently acquired subsidiaries, offset by lower rent expense of $3.6 million during the year ended December 31, 2015.
General and administrative expenses broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2015	2014
General and administrative expenses:
Portfolio purchasing and recovery	$191,357	$139,977
Tax lien business	5,470	6,309
	$196,827	$146,286
Depreciation and Amortization
Depreciation and amortization expense increased $6.0 million, or 21.5%, to $33.9 million during the year ended December 31, 2015, from $27.9 million during the year ended December 31, 2014. The increase during the year ended December 31, 2015 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.
Goodwill Impairment
We recorded a goodwill impairment charge at Propel, our tax lien business reporting unit, of $49.3 million during the year ended December 31, 2015. On February 19, 2016, we entered into an agreement to sell Propel at a price that is lower than Propel’s book value at December 31, 2015, which triggered the goodwill impairment charge. Refer to Note 15, “Goodwill and

Identifiable Intangible Assets” to our consolidated financial statements for further information on the goodwill impairment charge.
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

	Year Ended December 31,
	2015	2014
United States	42.0%	41.7%
Europe	33.0%	29.3%
Other geographies	32.9%	30.2%
Overall cost per dollar collected	39.2%	38.6%
Our overall cost per dollar collected (or “cost-to-collect”) for the year ended December 31, 2015 was 39.2%, up 60 basis points from 38.6% during the prior period. Cabot’s cost-to-collect continues to trend lower than our overall cost-to-collect because its portfolio includes many consumers who are already on payment plans and historically involves little litigation. As more of Cabot’s accounts are serviced through its legal channel, we expect to see incremental net collections and a higher overall cost to collect. As we continue to grow our presence in the Latin American market, we expect to incur upfront cost in building our collection channels. As a result, cost-to-collect in this region may become elevated in the near term and may fluctuate over time.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the changing regulatory and legislative environment.
Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $19.6 million to $186.6 million during the year ended December 31, 2015, from $166.9 million during the year ended December 31, 2014.
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Stated interest on debt obligations	$151,616	$137,274	$14,342	10.4%
Interest expense on preferred equity certificates	24,484	22,429	2,055	9.2%
Amortization of loan fees and other loan costs	11,792	9,049	2,743	30.3%
Amortization of debt discount	9,410	8,423	987	11.7%
Accretion of debt premium	(10,746)	(10,233)	(513)	5.0%
Total interest expense	$186,556	$166,942	$19,614	11.7%
The payment of the accumulated interest on the preferred equity certificates (“PECs”) issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense was primarily attributable to increased debt levels in the United States and in Europe related to additional borrowings to finance recent acquisitions and portfolio purchases.

Other Income
Other income consists primarily of foreign currency exchange gains or losses and interest income. Other income was $2.2 million during the year ended December 31, 2015, up from $0.1 million during the year ended December 31, 2014. The increase of other income was primarily attributable to a $1.4 million net change in recognized foreign currency gains and losses. We recognized a net foreign currency exchange gain of $0.3 million during the year ended December 31, 2105 and a net foreign currency exchange loss of $1.1 million during the year ended December 31, 2014. The increase in other income was also a result of an increase in interest income of $0.8 million during the year ended December 31, 2015 as compared to the prior year.
Provision for Income Taxes
During the years ended December 31, 2015 and 2014, we recorded income tax provisions for income from continuing operations of $13.6 million and $52.7 million, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2015	2014
Federal provision	35.0%	35.0%
State (benefit) provision(1)	(1.2)%	8.2%
Federal expense (benefit) of state	0.4%	(2.9)%
International benefit(2)	(12.5)%	(3.6)%
Tax reserves(3)	(3.3)%	0.0%
Permanent items(4)	9.6%	4.3%
Release of valuation allowance	(9.1)%	0.0%
Other(5)	3.4%	(6.4)%
Effective rate	22.3%	34.6%
________________________

(1)	Primarily relates to a beneficial settlement with a state tax authority.

(2)	Relates primarily to the lower tax rate on the income attributable to international operations.

(3)	Represents a release of reserves for a certain tax position.

(4)	Represents a provision for nondeductible items, including the CFPB settlement.

(5)	Includes the effect of discrete items, primarily relates to the recognition of tax benefit as a result of a favorable tax settlement with taxing authorities as discussed below.
We recognized tax benefits of approximately $10.5 million and $6.3 million during the year ended December 31, 2015 and 2014, respectively. The tax benefit recognized during the year ended December 31, 2015 was primarily due to a favorable settlement with state and international tax authorities and the release of a valuation reserve at one of our international subsidiaries. The tax benefits recognized during the year ended December 31, 2014 included a net benefit of approximately $6.6 million as a result of a favorable settlement with taxing authorities.
Additionally, the effective tax rate for the year ended December 31, 2015 as compared to 2014, decreased as a result of proportionately more earnings realized in countries that have lower statutory tax rates than the U.S. federal rate. The income tax provision also decreased due to agreements reached with tax authorities, which generated benefits and the release of valuation allowances due to continual profitability of a subsidiary.
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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Year Ended December 31, 2014					As of December 31, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$34,491	$22,271	64.6%	$12,229	2.3%	$—	—
2006	3,067	601	19.6%	—	0.1%	—	—
2007	7,971	3,316	41.6%	1,612	0.3%	2,603	4.8%
2008	27,715	14,939	53.9%	3,566	1.5%	8,400	8.6%
2009	52,661	39,586	75.2%	—	4.1%	7,894	25.6%
2010	111,058	82,375	74.2%	—	8.4%	21,180	22.9%
2011	154,930	108,167	69.8%	—	11.1%	55,968	13.5%
2012	259,252	137,986	53.2%	—	14.1%	150,876	6.4%
2013	397,864	220,121	55.3%	—	22.6%	284,819	5.0%
2014	143,804	79,585	55.3%	—	8.2%	456,970	2.7%
Subtotal	1,192,813	708,947	59.4%	17,407	72.7%	988,710	5.0%
Europe:
2013	249,307	160,074	64.2%	—	16.4%	505,213	2.4%
2014	135,549	101,285	74.7%	—	10.4%	555,323	1.9%
Subtotal	384,856	261,359	67.9%	—	26.8%	1,060,536	2.1%
Other geographies:
2012	2,561	—	0.0%	—	0.0%	505	0.0%
2013	17,615	3,032	17.2%	—	0.3%	10,530	0.0%
2014	9,652	2,087	21.6%	—	0.2%	83,279	1.8%
Subtotal	29,828	5,119	17.2%	—	0.5%	94,314	1.6%
Total	$1,607,497	$975,425	60.7%	$17,407	100.0%	$2,143,560	3.1%

	Year Ended December 31, 2013					As of December 31, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$27,117	$17,201	63.4%	$9,918	2.3%	$—	—
2005	2,364	239	10.1%	10	0.0%	—	—
2006	8,780	3,181	36.2%	(184)	0.4%	2,466	5.2%
2007	12,204	5,409	44.3%	2,001	0.7%	5,654	7.6%
2008	41,512	24,377	58.7%	448	3.3%	17,617	9.5%
2009	80,311	54,130	67.4%	—	7.4%	21,009	18.1%
2010	156,773	102,595	65.4%	—	14.0%	50,230	13.8%
2011	225,546	133,396	59.1%	—	18.2%	103,025	8.9%
2012	350,134	162,424	46.4%	—	22.2%	274,111	4.3%
2013	230,041	140,760	61.2%	—	19.2%	466,268	4.4%
Subtotal	1,134,782	643,712	56.7%	12,193	87.9%	940,380	5.7%
Europe:
2013	134,259	84,407	62.9%	—	11.5%	620,312	2.4%
Other geographies:
2012	3,848	1,019	26.5%	—	0.1%	3,688	0.0%
2013	6,617	3,521	53.2%	—	0.5%	25,869	4.4%
Subtotal	10,465	4,540	43.4%	—	0.6%	29,557	3.5%
Total	$1,279,506	$732,659	57.3%	$12,193	100.0%	$1,590,249	4.4%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

Portfolio revenue from our portfolio purchasing and recovery segment was $992.8 million during the year ended December 31, 2014, an increase of $248.0 million, or 33.3%, compared to revenue of $744.9 million during the year ended December 31, 2013. The increase in portfolio revenue during the year ended December 31, 2014 compared to 2013 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
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
Stock-based compensation increased $4.5 million, or 35.8%, to $17.2 million during the year ended December 31, 2014, from $12.6 million during the year ended December 31, 2013. This increase was primarily attributable to an increase in the number of shares granted and the higher fair value of equity awards granted in recent periods.
Salaries and employee benefits broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Salaries and employee benefits:
Portfolio purchasing and recovery	$238,942	$159,318
Tax lien business	7,305	5,722
	$246,247	$165,040
Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $18.7 million, or 10.0%, to $205.7 million during the year ended December 31, 2014, compared to $187.0 million during the year ended December 31, 2013. These costs represent contingent fees paid to our network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $653.2 million during the year ended December 31, 2014, up from $564.6 million collected during the year ended December 31, 2013. The increase in the cost of legal collections includes an increase in commissions in the United States, as a result of an increase in gross collections of $45.6 million, or 8.1%, and an increase in commissions in Europe, as a result of an increase in gross collections of $42.9 million. The cost of legal collections decreased as a percentage of gross collections through this channel to 31.5% during the year ended December 31, 2014 from 33.1% during the same period in the prior year. This decrease was primarily due to increased collections from our internal legal channel, for which we do not pay a commission, and to a lesser extent, due to lower litigation costs as a percent of collections in Europe for accounts placed into Marlin’s legal platform. However, as Cabot and Marlin continue to increase the number of consumer accounts placed through Marlin’s legal platform, the cost of legal collections as a percent of collections in Europe will increase, due to an increase in upfront court costs.
Other Operating Expenses
Other operating expenses increased $27.2 million, or 40.8%, to $93.9 million during the year ended December 31, 2014, from $66.6 million during the year ended December 31, 2013. The increases in other operating expenses was primarily the result of additional other operating expenses at our recently acquired subsidiaries.
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

	Year Ended December 31,
	2014	2013
United States	41.7%	40.6%
Europe	29.3%	27.0%
Other geographies	30.2%	31.3%
Overall cost per dollar collected	38.6%	39.1%
Our overall cost per dollar collected for the year ended December 31, 2014 was 38.6%, down 50 basis points from 39.1% during the prior period. This decrease was primarily due to collections from geographies with a lower cost to collect increasing as a percent of total collections, offset by higher cost to collect in the United States. During the same periods, cost to collect in the United States increased to 41.7% from 40.6%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $93.7 million to $166.9 million during the year ended December 31, 2014, from $73.3 million during the year ended December 31, 2013.
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Stated interest on debt obligations	$137,274	$55,703	$81,571	146.4%
Interest expense on preferred equity certificates	22,429	11,381	11,048	97.1%
Amortization of loan fees and other loan costs	9,049	4,519	4,530	100.2%
Amortization of debt discount	8,423	4,492	3,931	87.5%
Accretion of debt premium	(10,233)	(2,826)	(7,407)	262.1%
Total interest expense	$166,942	$73,269	$93,673	127.8%
The payment of the accumulated interest on the PECs issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
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
Other Income (Expense)
We recorded a net other income of $0.1 million and a net other expenses of $4.2 million during the years ended December 31, 2014 and 2013, respectively. The majority of the other expenses recognized during the year ended December 31, 2013 was related to a $3.6 million loss recognized on a foreign currency exchange hedge contract we entered into associated with the Cabot Acquisition. In anticipation of the Cabot Acquisition, on June 7, 2013, we entered into a European style zero-cost collar foreign exchange contract with a notional amount of approximately $206.0 million.
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
The effective tax rate decreased from the year ended December 31, 2014 as compared to 2013, primarily due to a net tax benefit of approximately $6.6 million recognized as a result of a favorable settlement with taxing authorities related to a previously uncertain tax position. Additionally, the effective tax rate for the year ended December 31, 2014 as compared to 2013, decreased as a result of proportionately more earnings realized in countries that have lower statutory tax rates than the United States federal rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Supplemental Performance Data—Portfolio purchasing and recovery
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. For purposes of calculating its IRRs, the collection forecast of each pool is estimated to be up to 120 months.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2015
		<2007	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total(2)	CCM(3)
Purchased consumer receivables:
United States:
<2007	$719,080	$1,377,276	$286,676	$183,982	$114,648	$73,397	$52,137	$36,955	$28,242	$22,012	$18,835	$2,194,160	3.1
2007	204,064	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	12,002	515,908	2.5
2008	227,755	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	604,165	2.7
2009	253,081	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	761,224	3.0
2010	345,445	—	—	—	—	125,465	284,541	215,088	150,558	106,079	80,051	961,782	2.8
2011	382,310	—	—	—	—	—	122,224	300,536	225,451	154,847	112,659	915,717	2.4
2012	466,772	—	—	—	—	—	—	186,472	319,114	233,045	155,647	894,278	1.9
2013	513,333	—	—	—	—	—	—	—	217,245	372,967	276,552	866,764	1.7
2014	517,074	—	—	—	—	—	—	—	—	144,178	307,814	451,992	0.9
2015	480,195	—	—	—	—	—	—	—	—	—	105,588	105,588	0.2
Subtotal	4,109,109	1,377,276	354,724	398,303	487,458	604,006	755,392	939,746	1,083,638	1,135,680	1,135,355	8,271,578	2.0
Europe:
2013	619,079	—	—	—	—	—	—	—	134,259	249,307	212,129	595,695	1.0
2014	630,347	—	—	—	—	—	—	—	—	135,549	198,127	333,676	0.5
2015	423,528	—	—	—	—	—	—	—	—	—	65,870	65,870	0.2
Subtotal	1,672,954	—	—	—	—	—	—	—	134,259	384,856	476,126	995,241	0.6
Other geographies:
2012	6,575	—	—	—	—	—	—	—	3,848	2,561	1,208	7,617	1.2
2013	29,568	—	—	—	—	—	—	—	6,617	17,615	10,334	34,566	1.2
2014	88,227	—	—	—	—	—	—	—	—	9,652	16,062	25,714	0.3
2015	94,020	—	—	—	—	—	—	—	—	—	15,061	15,061	0.2
Subtotal	218,390	—	—	—	—	—	—	—	10,465	29,828	42,665	82,958	0.4
Purchased U.S. bankruptcy receivables:
2010	11,971	—	—	—	—	388	4,247	5,598	6,248	5,914	3,527	25,922	2.2
2011	1,642	—	—	—	—	—	1,372	1,413	1,070	333	247	4,435	2.7
2012	83,159	—	—	—	—	—	—	1,249	31,020	26,207	21,267	79,743	1.0
2013	39,833	—	—	—	—	—	—	—	12,806	24,679	21,516	59,001	1.5
2014	—	—	—	—	—	—	—	—	—	—	—	—	—
2015	24,372	—	—	—	—	—	—	—	—	—	22	22	—
Subtotal	160,977	—	—	—	—	388	5,619	8,260	51,144	57,133	46,579	169,123	1.1
Total	$6,161,430	$1,377,276	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$9,518,900	1.5
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2015, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2015 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Purchased consumer receivables:
United States:
<2006	$578,054	$1,864,849	$9,216	$1,874,065	3.2
2006	141,026	329,311	7,250	336,561	2.4
2007	204,064	515,908	17,558	533,466	2.6
2008	227,755	604,165	35,567	639,732	2.8
2009	253,081	761,224	64,851	826,075	3.3
2010	345,445	961,782	126,329	1,088,111	3.1
2011	382,310	915,717	159,331	1,075,048	2.8
2012	466,772	894,278	246,817	1,141,095	2.4
2013	513,333	866,764	524,675	1,391,439	2.7
2014	517,074	451,992	636,056	1,088,048	2.1
2015	480,195	105,588	717,924	823,512	1.7
Subtotal	4,109,109	8,271,578	2,545,574	10,817,152	2.6
Europe:
2013	619,079	595,695	1,146,461	1,742,156	2.8
2014	630,347	333,676	921,199	1,254,875	2.0
2015	423,528	65,870	722,764	788,634	1.9
Subtotal	1,672,954	995,241	2,790,424	3,785,665	2.3
Other geographies:
2012	6,575	7,617	2,342	9,959	1.5
2013	29,568	34,566	13,330	47,896	1.6
2014	88,227	25,714	141,507	167,221	1.9
2015	94,020	15,061	158,479	173,540	1.8
Subtotal	218,390	82,958	315,658	398,616	1.8
Purchased U.S. bankruptcy receivables:
2010	11,971	25,922	—	25,922	2.2
2011	1,642	4,435	—	4,435	2.7
2012	83,159	79,743	19,398	99,141	1.2
2013	39,833	59,001	11,917	70,918	1.8
2014	—	—	—	—	—
2015	24,372	22	28,369	28,391	1.2
Subtotal	160,977	169,123	59,684	228,807	1.4
Total	$6,161,430	$9,518,900	$5,711,340	$15,230,240	2.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through December 31, 2015, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for charged-off consumer receivables includes $91.9 million related to accounts that converted to bankruptcy after purchase.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2016	2017	2018	2019	2020	2021	2022	2023	2024	>2024	Total
Purchased consumer receivables:
United States:
<2006	$4,206	$2,604	$1,438	$771	$197	$—	$—	$—	$—	$—	$9,216
2006	3,297	1,864	1,041	585	332	131	—	—	—	—	7,250
2007	6,778	4,677	2,655	1,627	998	613	210	—	—	—	17,558
2008	13,365	8,291	5,699	3,435	2,171	1,374	871	361	—	—	35,567
2009	26,743	14,725	9,297	6,218	3,308	2,081	1,327	844	308	—	64,851
2010	49,096	29,249	17,320	11,303	7,910	4,702	3,056	1,986	1,291	416	126,329
2011	62,366	37,797	22,123	13,464	8,760	6,185	3,521	2,289	1,488	1,338	159,331
2012	90,300	59,713	35,759	22,321	14,335	9,352	6,485	3,525	2,291	2,736	246,817
2013	167,312	122,041	80,615	53,749	36,229	24,260	15,886	10,826	5,656	8,101	524,675
2014	195,666	158,208	97,826	62,482	41,010	26,419	18,854	13,367	9,773	12,451	636,056
2015	186,945	189,846	124,381	81,569	51,917	30,256	19,624	13,957	9,711	9,718	717,924
Subtotal	806,074	629,015	398,154	257,524	167,167	105,373	69,834	47,155	30,518	34,760	2,545,574
Europe:
2013	183,199	197,292	173,733	153,204	136,430	121,102	108,324	73,177	—	—	1,146,461
2014	144,718	158,261	135,508	117,484	103,298	90,274	78,759	69,971	19,637	3,289	921,199
2015	107,894	113,372	106,515	89,574	74,305	63,122	55,494	48,935	42,885	20,668	722,764
Subtotal	435,811	468,925	415,756	360,262	314,033	274,498	242,577	192,083	62,522	23,957	2,790,424
Other geographies:
2012	669	511	384	278	213	179	108	—	—	—	2,342
2013	4,555	3,441	2,497	1,464	1,035	206	113	19	—	—	13,330
2014	14,805	17,586	46,040	40,366	13,562	2,162	1,602	1,592	3,792	—	141,507
2015	46,960	37,710	27,231	19,950	14,990	7,942	2,500	519	366	311	158,479
Subtotal	66,989	59,248	76,152	62,058	29,800	10,489	4,323	2,130	4,158	311	315,658
Purchased U.S. bankruptcy receivables:
2012	11,782	5,845	1,771	—	—	—	—	—	—	—	19,398
2013	8,064	2,243	654	397	258	169	111	21	—	—	11,917
2014	—	—	—	—	—	—	—	—	—	—	—
2015	1,260	5,993	7,267	6,963	5,510	850	223	146	99	58	28,369
Subtotal	21,106	14,081	9,692	7,360	5,768	1,019	334	167	99	58	59,684
Total	$1,329,980	$1,171,269	$899,754	$687,204	$516,768	$391,379	$317,068	$241,535	$97,297	$59,086	$5,711,340
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)
ERC for charged-off consumer receivables includes $91.9 million related to accounts that converted to bankruptcy after purchase. The collection forecast of each pool is generally estimated up to 120 months based on the expected collection period of each pool in the United States and in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2015	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Purchased consumer receivables:
United States:
2007	$1,573	$204,064	0.8%	0.2%
2008	5,798	227,755	2.5%	0.6%
2009	—	253,081	0.0%	0.0%
2010	3,742	345,445	1.1%	0.4%
2011	27,257	382,310	7.1%	2.8%
2012	62,440	466,772	13.4%	6.4%
2013	155,875	513,333	30.4%	16.1%
2014	291,402	517,074	56.4%	30.1%
2015	420,945	480,195	87.7%	43.4%
Subtotal	969,032	3,390,029	28.6%	100.0%
Europe:
2013	439,619	619,079	71.0%	34.6%
2014	444,618	630,347	70.5%	35.1%
2015	384,231	423,528	90.7%	30.3%
Subtotal	1,268,468	1,672,954	75.8%	100.0%
Other geographies:
2013	2,480	29,568	8.4%	1.6%
2014	67,714	88,227	76.7%	43.6%
2015	85,196	94,020	90.6%	54.8%
Subtotal	155,390	211,815	73.4%	100.0%
Purchased U.S. bankruptcy receivables:
2012	17,533	83,159	21.1%	36.7%
2013	5,664	39,833	14.2%	11.9%
2014	—	—	—	—
2015	24,582	24,372	100.9%	51.4%
Subtotal	47,779	147,364	32.4%	100.0%
Total	$2,440,669	$5,422,162	45.0%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

Estimated Future Amortization of Portfolios
As of December 31, 2015, we had $2.4 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Purchased Consumer Receivables United States	Purchased Consumer Receivables Europe	Purchased Consumer Receivables Other Geographies	Purchased U.S. Bankruptcy Receivables	Total Amortization
2016	$238,195	$103,223	$16,397	$14,851	$372,666
2017	263,064	172,585	15,966	11,891	463,506
2018	167,795	164,754	42,265	7,635	382,449
2019	108,740	151,237	43,255	6,593	309,825
2020	72,169	145,282	22,239	5,397	245,087
2021	46,276	146,155	7,765	939	201,135
2022	32,933	157,958	6,077	206	197,174
2023	23,065	156,988	756	178	180,987
2024	12,731	51,028	250	89	64,098
2025	4,064	19,132	270	—	23,466
2026	—	126	150	—	276
Total	$969,032	$1,268,468	$155,390	$47,779	$2,440,669

Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of December 31,
	2015		2014		2013
	Domestic	International	Domestic	International	Domestic	International
General & Administrative	944	2,198	1,010	1,628	1,008	1,288
Internal Legal Account Manager	29	151	38	64	63	61
Account Manager	240	3,103	313	2,324	297	2,534
	1,213	5,452	1,361	4,016	1,368	3,883

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2013	1,678	$1,615,214	$58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(4)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
Q2 2015(5)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(6)	2,363	4,068,252	292,608
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.

(4)	Includes $105.4 million of portfolios acquired with a face value of approximately $1.7 billion in connection with the Atlantic Acquisition.

(5)	Includes $216.0 million of portfolios acquired with a face value of approximately $3.1 billion in connection with the dlc Acquisition.

(6)	Includes $60.3 million of portfolios acquired with a face value of approximately $1.2 billion in connection with the Baycorp Acquisition.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$114,425	$111,544	$74,775
Net cash used in investing activities	(472,709)	(755,197)	(217,240)
Net cash provided by financing activities	401,845	626,323	245,980
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
Net cash provided by operating activities was $114.4 million, $111.5 million, and $74.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Cash provided by operating activities during the year ended December 31, 2015 was primarily related to net income of $47.4 million and a $49.3 million non-cash add back related to a goodwill impairment charge at Propel, in addition to other non-cash add backs in operating activities and changes in operating assets and liabilities. Cash provided by operating activities during the year ended December 31, 2014 was primarily related to net income of $98.3 million and various non-cash add backs in operating activities and changes in operating assets and liabilities. Cash provided by operating activities during the year ended December 31, 2013 was primarily related to net income of $73.7 million and various non-cash add backs in operating activities and changes in operating assets and liabilities.

Investing Cash Flows
Net cash used in investing activities was $472.7 million, $755.2 million, and $217.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The cash flows used in investing activities during the year ended December 31, 2015 were primarily related to cash paid for acquisitions, net of cash acquired, of $276.6 million, receivable portfolio purchases (excluding the portfolios acquired from the dlc Acquisition of $216.0 million and from the acquisition of Baycorp of $60.3 million) of $749.8 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $635.9 million. The cash flows used in investing activities during the year ended December 31, 2014 were primarily related to cash paid for acquisitions, net of cash acquired, of $495.8 million, receivable portfolio purchases (excluding the portfolios acquired from the Marlin Acquisition of $208.5 million and from the Atlantic Acquisition of $105.4 million) of $863.0 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $634.0 million. Cash flows used in investing activities during the year ended December 31, 2013 were primarily related to cash paid for acquisitions, net of cash acquired, of $449.0 million, receivable portfolio purchases (excluding the portfolios acquired from the AACC Merger of $383.4 million and from the Cabot Acquisition of $559.0 million) of $249.6 million, and originations or purchases of receivables secured by tax liens of $117.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $546.4 million.
Financing Cash Flows
Net cash provided by financing activities was $401.8 million, $626.3 million, and $246.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The cash provided by financing activities during the year ended December 31, 2015 primarily reflects $1.1 billion in borrowings under our credit facilities and $332.7 million of proceeds from the Cabot Floating Rate Notes, offset by $891.8 million in repayments of amounts outstanding under our credit facilities and $33.2 million in repurchases of our common stock. The cash provided by financing activities during the year ended December 31, 2014 primarily reflects $1.3 billion in borrowings under our credit facilities, $288.6 million of proceeds from Cabot’s senior secured notes due 2021, $161.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2021, and $134.0 million of proceeds from the issuance of Propel’s securitized notes, offset by $1.2 billion in repayments of amounts outstanding under our credit facilities and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction associated with our 2017 Convertible Notes. The cash provided by financing activities during the year ended December 31, 2013, reflects $659.9 million in borrowings under our credit facilities, the $151.7 million of proceeds from Cabot’s senior secured notes due 2020, and $172.5 million of proceeds from the issuance of our 2020 Convertible Notes, offset by $630.2 million repayments of amounts outstanding under our credit facilities.
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
On July 9, 2015, we amended our revolving credit facility and term loan facility pursuant to Amendment No. 2 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $742.6 million (the “Revolving Credit Facility”), a term loan facility of $158.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million ($55.0 million of which was exercised in November 2015). Including the accordion feature, the maximum amount that can be borrowed under the Senior Secured Credit Facilities is $1.1 billion. The Senior Secured Credit Facilities have a five-year maturity, expiring in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of December 31, 2015, we had $770.1 million outstanding and $107.1 million of availability under the Senior Secured Credit Facilities, excluding the $195.0 million available under the accordion.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £200.0 million (the “Cabot Credit Facility”). The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of December 31, 2015, we had £36.5 million (approximately $54.1 million) outstanding and £163.5 million (approximately $242.3 million) of availability under the Cabot Credit Facility.

On June 1, 2015, Cabot entered into a new senior secured bridge facility (the “2015 Senior Secured Bridge Facility”) that provides an aggregate principal amount of up to £90.0 million. The purpose of the 2015 Senior Secured Bridge Facility was to provide funding for the financing, in full or in part, of the purchase price for the dlc Acquisition and the payment of costs, fees and expenses in connection with the dlc Acquisition, and was fully drawn on as of the closing of the dlc Acquisition. The 2015 Senior Secured Bridge Facility had an initial term of one year. In November 2015, Cabot paid off the outstanding balance on the 2015 Senior Secured Bridge Facility. As a result, at December 31, 2015, there was no amount outstanding on the 2015 Senior Secured Bridge Facility.
On November 11, 2015, Cabot Financial (Luxembourg) II S.A. (the “Cabot Financial II”), an indirect subsidiary of Janus Holdings, issued €310.0 million (approximately $332.2 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2021 (the “Cabot Floating Rate Notes”). The Cabot Floating Rate Notes bear interest at a rate equal to three-month EURIBOR plus 5.875% per annum, reset quarterly. The Cabot Floating Rate Notes will mature on November 15, 2021.
Propel has an $80.0 million syndicated loan facility (the “Propel Facility I”), with an accordion feature that allows Propel to increase the Propel Facility I by an additional $20.0 million. The Propel Facility I is used to fund tax liens. As of December 31, 2015 there was $63.0 million outstanding and $17.0 million of availability under the Propel Facility I, excluding the $20.0 million available under the accordion.
Propel also has a $150.0 million revolving credit facility (the “Propel Facility II”) that is used to purchase tax liens in various states directly from taxing authorities. As of December 31, 2015, there was $107.9 million outstanding and $42.1 million of availability under the Propel Facility II.
On April 24, 2014, our Board of Directors approved a $50.0 million share repurchase program. During the year ended December 31, 2015, we repurchased 839,295 shares of our common stock for approximately $33.2 million, which represented the remaining amount allowed under the share repurchase program.
On August 12, 2015, our Board of Directors approved a new $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. We did not make any repurchases under the new share repurchase program during the year ended December 31, 2015.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility. All of our purchases for receivables secured by property tax liens are funded with cash from Propel’s operations and borrowings under the Propel Facility I and the Propel Facility II.
We are in compliance with all covenants under our financing arrangements. See Note 9, “Debt” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at December 31, 2015 consisted of $56.9 million held by U.S.-based entities and $96.7 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2015 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$2,975,612	$42,320	$367,023	$1,733,914	$832,355
Estimated interest payments(1)	718,396	167,253	323,076	207,788	20,279
Capital leases	11,628	6,650	4,297	681	—
Operating leases	75,813	17,542	28,267	14,573	15,431
Purchase commitments on receivable portfolios	297,157	297,157	—	—	—
Preferred equity certificates(2)	221,516	—	—	—	221,516
Total contractual cash obligations(3)	$4,300,122	$530,922	$722,663	$1,956,956	$1,089,581
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

(2)
As of December 31, 2015, we carried a liability of approximately $221.5 million related to principal and accumulated interests for PECs issued in connection with the Cabot Acquisition. The PECs have a maturity date of May 2043, accrue interest at 12% per annum, and are held by Cabot’s noncontrolling interest holders. The future accrued interest is excluded from the table above due to uncertainty in determining the timing of the payment because the payment will only be satisfied in connection with the disposition of the noncontrolling interests. See Note 9, “Debt” to our consolidated financial statements for additional information on our PECs.

(3)
We had approximately $58.5 million of liabilities and accrued interests related to uncertain tax positions at December 31, 2015. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to the uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See Note 12, “Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
We prepare our financial statements, in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1, “Ownership, Description of Business and Summary of Significant Accounting Policies” of the notes to consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
Goodwill and indefinite-lived intangible assets are tested at the reporting unit level for impairment annually and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We have six reporting units identified for goodwill impairment testing purposes. The annual goodwill testing date for the five reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st; the annual goodwill testing date for the tax lien business reporting unit is April 1st.
We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. We may proceed directly to the two-step quantitative test without performing the qualitative test.
The first step involves measuring the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value. We apply various valuation techniques to measure the fair value of each reporting unit, including the income approach and the market approach. For goodwill impairment analyses conducted at most of the reporting units, we use the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments, therefore, for our Cabot reporting unit, which carries a material goodwill balance and where we have access to reliable market participant data, the market approach is conducted in addition to the income approach in determining its fair value. We use a guideline company method under the market approach to estimate the fair value of equity and market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. We believe that the current methodology used in determining the fair value of our reporting units represent the best estimate. In addition, we compare the aggregate fair value of the reporting units to our overall market capitalization.
For our annual goodwill impairment tests performed at October 1, 2015 for the reporting units that are included in our portfolio purchasing and recovery reportable segment, the estimated fair value of each of these reporting units exceeded its respective carrying value. As a result, no impairment existed at any of these reporting units.
We have determined, at April 1, 2015, the annual goodwill impairment testing date for our tax lien business reporting unit, that the estimated fair value exceeded the carrying value. The estimation of fair value was based on a DCF analysis under the income approach as discussed above. However, as discussed in Note 17 “Subsequent Event” to our consolidated financial statements, on February 19, 2016, we entered into a securities purchase agreement with certain funds, which provides for the sale of 100% of Encore’s membership interests in Propel. The purchase price for the transaction is calculated in accordance with a formula relating to the redemptive value of certain tax liens as well as the book value of certain other assets and liabilities of Propel, and will be determined at the closing of the transaction. The application of the purchase price formula as of December 31, 2015 would have resulted in an enterprise value for Propel of $344.3 million. After repayment of third party debt, the cash consideration payable to Encore would have been $142.8 million. Authoritative guidance defines fair value as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the “exit price”). In connection with the preparation of our financial statements and based, in part, on these developments, management believes that the proposed purchase price would indicate that Propel’s fair value at December 31, 2015 was less than its carrying value. Based on the estimated sales price using the purchase price formula, we wrote-down the entire goodwill balance of $49.3 million carried at the tax lien business reporting unit as of December 31, 2015.
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

Income Taxes. We use the liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of income. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of income. We include interest and penalties related to income taxes within our provision for income taxes. See Note 12, “Income Taxes” to our consolidated financial statements for further discussion of income taxes.
Item 7A—Quantitative and Qualitative Disclosures about Market Risk
We are exposed to economic risks from foreign currency exchange rates and interest rates. A portion of these risks is hedged, but the risks may affect our financial statements.
Foreign Currency Exchange Rates
We have operations in foreign countries, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. As of December 31, 2015, we had 28 outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee. Each contract settles monthly with a notional amount ranging from a U.S. dollar equivalent of $1.4 million. The contracts hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. We have not experienced any hedge ineffectiveness since the inception of the hedging program; a hypothetical change in the foreign exchange rate against the Indian rupee would not have a material impact on our consolidated statement of income.
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
Interest Rates
We have variable-interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate caps with financial counterparties to manage our interest rate risk. As of December 31, 2015, we did not have any material interest rate hedge contracts outstanding.
Our variable-interest-bearing debt is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remained constant. If the market interest rates for our variable rate agreements increase 10%, interest expense on such outstanding debt would increase by approximately $5.2 million, on an annualized basis. Conversely, if the market interest rates decreased an average of 10%, our interest expense on such outstanding debt would decrease by $5.2 million on an annualized basis.
Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.
Item 8—Financial Statements and Supplementary Data
Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-42.

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
Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2015, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Management did not assess the effectiveness of internal control over financial reporting of dlc and Baycorp because of the timing of the acquisitions, which were completed on June 1, 2015 and October 21, 2015, respectively. dlc and Baycorp constituted approximately 8.6% of total assets as of December 31, 2015 and 2.9% and 21.3% of revenues and net income, respectively, for the year then ended.
BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2015, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Encore Capital Group, Inc.
San Diego, California
We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hillesden Securities Limited (“dlc”) and Baycorp Holdings Pty Limited (“Baycorp”), which were acquired on June 1, 2015 and October 21, 2015, respectively, and which are included in the consolidated statement of financial condition of Encore Capital Group, Inc. as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. dlc and Baycorp combined constituted 8.6% of total assets as of December 31, 2015, and 2.9% and 21.3% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of dlc and Baycorp because of the timing of the acquisitions. Our audit of internal control over financial reporting of Encore Capital Group, Inc. also did not include an evaluation of the internal control over financial reporting of dlc and Baycorp.
In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Costa Mesa, California
February 24, 2016

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B—Other Information
On February 19, 2016, Encore Capital Group, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain funds affiliated with Prophet Capital Asset Management LP (“Buyer”), which provides for the sale of 100% of the Company’s membership interests in Propel Acquisition LLC (“Propel”) to Buyer (the "Transaction"). The purchase price for the Transaction is calculated in accordance with a formula relating to the redemptive value of certain tax liens as well as the book value of certain other assets and liabilities of Propel, and will be determined at the closing of the Transaction. The application of the purchase price formula as of December 31, 2015 would have resulted in an enterprise value for Propel of $344.3 million. After repayment of third party debt, the cash consideration payable to the Company would have been $142.8 million. The principal business of Propel is the acquisition and servicing of tax liens on residential and commercial real property.
The Purchase Agreement contains customary representations, warranties and covenants by each of the parties thereto, including, among others, covenants by the Company to conduct the business of Propel in the ordinary course during the interim period between execution of the Purchase Agreement and consummation of the Transaction. The obligation of the parties to close the Transaction is subject to customary closing conditions.
The Purchase Agreement provides for limited termination rights, including, among others, by the mutual consent of the Company and Buyer, upon certain breaches of representations, warranties, covenants or agreements, and in the event the Transaction has not been consummated before May 31, 2016. In connection with the execution of the Purchase Agreement the Company and Buyer entered into a transition services agreement.
There are no material relationships between the Company and Buyer or any of their respective affiliates, other than in respect of the Purchase Agreement or the related ancillary agreements.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Purchase Agreement, a copy of which is filed as an Exhibit 2.4 to this Annual Report on Form 10-K and which is incorporated herein by reference.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2016 Proxy Statement to be filed no later than April 30, 2016, is hereby incorporated by reference.
Item 11—Executive Compensation
The information under the caption “Executive Compensation and Other Information,” appearing in the 2016 Proxy Statement to be filed no later than April 30, 2016, is hereby incorporated by reference.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2016 Proxy Statement to be filed no later than April 30, 2016, is hereby incorporated by reference.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2016 Proxy Statement to be filed no later than April 30, 2016, is hereby incorporated by reference.
Item 14—Principal Accountant Fees and Services
The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2016 Proxy Statement to be filed no later than April 30, 2016, is hereby incorporated by reference.

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

2.4	Securities Purchase Agreement, dated February 19, 2016, by and among Encore Capital Group, Inc. and certain funds affiliated with Prophet Capital Asset Management LP (filed herewith)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

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
4.16
Indenture (including form of Note), dated March 27, 2014, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014)

4.17
Indenture (including form of Note), dated May 6, 2014, by and between PFS Tax Lien Trust 2014-1 and Citibank, N.A., as trustee (filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

4.18
First Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014)

4.19
Third Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.20
Second Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.21
Third Supplemental Indenture, dated May 19, 2014, by and among Marlin Intermediate Holdings plc, Cabot Financial Limited, The Bank of New York Mellon, London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.22
Fourth Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.23
Third Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.24
Fourth Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Marlin Intermediate Holdings plc, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, Marlin Financial Intermediate II Limited and The Bank of New York Mellon, London Branch, as trustee (filed herewith)

4.25
Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.26
Fifth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.27
Fourth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.28
Fifth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Marlin Intermediate Holdings plc, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, Marlin Financial Intermediate II Limited and The Bank of New York Mellon, London Branch, as trustee (filed herewith)

Number	Description

4.29
Second Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.30
Indenture, dated November 11, 2015, between Cabot Financial (Luxembourg) II S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015)

4.31
Sixth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.32
Fifth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

4.33
Sixth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Marlin Intermediate Holdings PLC, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, Marlin Financial Intermediate II Limited, and The Bank of New York Mellon, London Branch, as trustee (filed herewith)

4.34
Third Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (filed herewith)

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

Number	Description
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

Number	Description
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

10.95+
Employment offer letter dated October 9, 2014 by and between Encore Capital Group, Inc. and Jonathan Clark (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2015)

10.96
Amendment Agreement, dated February 5, 2015, for Cabot Financial (UK) Limited, as Parent, with J.P. Morgan Europe Limited, as Agent, relating to a Senior Facilities Agreement originally dated September 20, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015)

10.97
Amendment No. 1 to Limited Guarantee, dated April 3, 2015, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.98*
Amendment No. 2 to Tax Lien Loan and Security Agreement, dated April 3, 2015, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.99
Credit Facility Loan Agreement, dated May 8, 2015, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.100
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated July 9, 2015, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.101
Amendment No. 4, dated July 9, 2015, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.102
Amendment No. 3 to Tax Lien Loan and Security Agreement, dated October 26, 2015, by and among PFS Financial 1, LLC, PFS Financial 2, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2015)

Number	Description
10.103
Amended and Restated Senior Facilities Agreement, dated November 11, 2015, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015)

10.104
Incremental Facility Agreement, dated November 19, 2015, by and among Encore Capital Group, Inc., Credit Suisse AG, Northwest Bank, SunTrust Bank, and each of the guarantors, party thereto (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 24, 2016 (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ KENNETH A. VECCHIONE	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016
Kenneth A. Vecchione

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2016
Jonathan C. Clark

/s/ ASHWINI GUPTA	Director	February 24, 2016
Ashwini Gupta

/s/ WENDY HANNAM	Director	February 24, 2016
Wendy Hannam

/s/ WILLEM MESDAG	Director	February 24, 2016
Willem Mesdag

/s/ MICHAEL P. MONACO	Director	February 24, 2016
Michael P. Monaco

/s/ LAURA OLLE	Director	February 24, 2016
Laura Olle

/s/ FRANCIS E. QUINLAN	Director	February 24, 2016
Francis E. Quinlan

/s/ NORMAN R. SORENSEN	Director	February 24, 2016
Norman R. Sorensen

/s/ RICHARD J. SREDNICKI	Director	February 24, 2016
Richard J. Srednicki

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Capital Group, Inc.
San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (“Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2016, expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Costa Mesa, California
February 24, 2016

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$153,593	$124,163
Investment in receivable portfolios, net	2,440,669	2,143,560
Receivables secured by property tax liens, net	306,380	259,432
Property and equipment, net	73,504	66,969
Deferred court costs, net	75,239	60,412
Other assets	245,620	197,666
Goodwill	924,847	897,933
Total assets	$4,219,852	$3,750,135
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$294,243	$231,967
Debt	3,216,572	2,773,554
Other liabilities	60,549	79,675
Total liabilities	3,571,364	3,085,196
Commitments and contingencies
Redeemable noncontrolling interest	38,624	28,885
Redeemable equity component of convertible senior notes	6,126	9,073
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,288 shares and 25,794 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	253	258
Additional paid-in capital	110,533	125,310
Accumulated earnings	543,489	498,354
Accumulated other comprehensive loss	(57,822)	(922)
Total Encore Capital Group, Inc. stockholders’ equity	596,453	623,000
Noncontrolling interest	7,285	3,981
Total equity	603,738	626,981
Total liabilities, redeemable equity and equity	$4,219,852	$3,750,135
The following table includes assets that can only be used to settle the liabilities of the Company’s consolidated variable interest entities (“VIEs”) and the creditors of the VIEs have no recourse to the Company. These assets and liabilities are included in the consolidated statements of financial condition above. See Note 10, “Variable Interest Entities” for additional information on the Company’s VIEs.

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$57,420	$44,996
Investment in receivable portfolios, net	1,197,513	993,462
Receivables secured by property tax liens, net	81,149	108,535
Property and equipment, net	19,767	15,957
Deferred court costs, net	33,296	17,317
Other assets	60,640	80,264
Goodwill	706,812	671,434
Liabilities
Accounts payable and accrued liabilities	$142,486	$137,201
Debt	1,747,883	1,556,956
Other liabilities	839	8,724
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Revenue from receivable portfolios, net	$1,072,436	$992,832	$744,870
Other revenues	60,696	51,988	12,588
Net interest income	28,440	27,969	15,906
Total revenues	1,161,572	1,072,789	773,364
Operating expenses
Salaries and employee benefits	270,334	246,247	165,040
Cost of legal collections	229,847	205,661	186,959
Other operating expenses	98,182	93,859	66,649
Collection agency commissions	37,858	33,343	33,097
General and administrative expenses	196,827	146,286	109,713
Depreciation and amortization	33,945	27,949	13,547
Goodwill impairment	49,277	—	—
Total operating expenses	916,270	753,345	575,005
Income from operations	245,302	319,444	198,359
Other (expense) income
Interest expense	(186,556)	(166,942)	(73,269)
Other income (expense)	2,235	113	(4,222)
Total other expense	(184,321)	(166,829)	(77,491)
Income from continuing operations before income taxes	60,981	152,615	120,868
Provision for income taxes	(13,597)	(52,725)	(45,388)
Income from continuing operations	47,384	99,890	75,480
Loss from discontinued operations, net of tax	—	(1,612)	(1,740)
Net income	47,384	98,278	73,740
Net (income) loss attributable to noncontrolling interest	(2,249)	5,448	1,559
Net income attributable to Encore Capital Group, Inc. stockholders	$45,135	$103,726	$75,299
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$45,135	$105,338	$77,039
Loss income from discontinued operations, net of tax	—	(1,612)	(1,740)
Net income	$45,135	$103,726	$75,299
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$1.75	$4.07	$3.12
Discontinued operations	$—	$(0.06)	$(0.07)
Net basic earnings per share	$1.75	$4.01	$3.05
Diluted earnings (loss) per share from:
Continuing operations	$1.69	$3.83	$2.94
Discontinued operations	$—	$(0.06)	$(0.07)
Net diluted earnings per share	$1.69	$3.77	$2.87
Weighted average shares outstanding:
Basic	25,722	25,853	24,659
Diluted	26,647	27,495	26,204
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$47,384	$98,278	$73,740
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on derivative instruments	(1,678)	2,340	(817)
Unrealized (loss) gain on foreign currency translation	(55,222)	(8,457)	7,786
Other comprehensive (loss) gain, net of tax	(56,900)	(6,117)	6,969
Comprehensive (loss) income	(9,516)	92,161	80,709
Comprehensive (gain) loss attributable to noncontrolling interest:
Net (income) loss	(2,249)	5,448	1,559
Unrealized loss (gain) on foreign currency translation	3,390	3,469	(1,398)
Comprehensive loss attributable to noncontrolling interests	1,141	8,917	161
Comprehensive (loss) income attributable to Encore Capital Group, Inc. stockholders	$(8,375)	$101,078	$80,870
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Par
Balance at December 31, 2012	23,191	$232	$88,029	$319,329	$(1,774)	$—	$405,816
Net income (loss)	—	—	—	75,299	—	(392)	74,907
Other comprehensive gain, net of tax	—	—	—	—	6,969	351	7,320
Initial noncontrolling interests related to business combinations	—	—	—	—	—	4,051	4,051
Change in fair value of redeemable noncontrolling interests	—	—	(1,167)	—	—	—	(1,167)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	618	6	(4,973)	—	—	—	(4,967)
Repurchase of common stock	(24)	—	(729)	—	—	—	(729)
Issuance of common stock	1,672	17	62,335	—	—	—	62,352
Stock-based compensation	—	—	12,649	—	—	—	12,649
Tax benefit related to stock-based compensation	—	—	5,420	—	—	—	5,420
Issuance of convertible notes, net of hedge transactions	—	—	10,255	—	—	—	10,255
Balance at December 31, 2013	25,457	255	171,819	394,628	5,195	4,010	575,907
Net income (loss)	—	—	—	103,726	—	(935)	102,791
Other comprehensive (loss) gain, net of tax	—	—	—	—	(6,117)	14	(6,103)
Initial noncontrolling interests related to business combinations	—	—	—	—	—	892	892
Change in fair value of redeemable noncontrolling interests	—	—	(5,730)	—	—	—	(5,730)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	737	7	(15,496)	—	—	—	(15,489)
Repurchase of common stock	(400)	(4)	(16,811)	—	—	—	(16,815)
Stock-based compensation	—	—	17,181	—	—	—	17,181
Tax benefit related to stock-based compensation	—	—	11,580	—	—	—	11,580
Issuance of convertible notes, net of hedge transactions	—	—	(28,160)	—	—	—	(28,160)
Reclassification of redeemable equity component of convertible senior notes	—	—	(9,073)	—	—	—	(9,073)
Balance at December 31, 2014	25,794	258	125,310	498,354	(922)	3,981	626,981
Net income	—	—	—	45,135	—	878	46,013
Other comprehensive loss, net of tax	—	—	—	—	(56,900)	—	(56,900)
Initial noncontrolling interests related to business combinations	—	—	—	—	—	2,426	2,426
Change in fair value of redeemable noncontrolling interests	—	—	(2,349)	—	—	—	(2,349)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	333	3	(5,321)	—	—	—	(5,318)
Repurchase of common stock	(839)	(8)	(33,177)	—	—	—	(33,185)
Stock-based compensation	—	—	22,008	—	—	—	22,008
Tax benefit related to stock-based compensation	—	—	1,251	—	—	—	1,251
Reclassification of redeemable equity component of convertible senior notes	—	—	2,948	—	—	—	2,948
Other	—	—	(137)	—	—	—	(137)
Balance at December 31, 2015	25,288	$253	$110,533	$543,489	$(57,822)	$7,285	$603,738
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$47,384	$98,278	$73,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,945	27,949	13,547
Goodwill impairment	49,277	—	—
Non-cash interest expense	37,745	29,380	18,136
Stock-based compensation expense	22,008	17,181	12,649
Recognized loss on termination of derivative contract	—	—	3,630
Deferred income taxes	(32,369)	(48,078)	(28,188)
Excess tax benefit from stock-based payment arrangements	(1,724)	(11,928)	(5,609)
Reversal of allowances on receivable portfolios, net	(6,763)	(17,407)	(12,193)
Changes in operating assets and liabilities
Deferred court costs and other assets	(41,835)	(15,532)	(11,697)
Prepaid income tax and income taxes payable	(34,887)	22,180	(468)
Accounts payable, accrued liabilities and other liabilities	41,644	9,521	11,228
Net cash provided by operating activities	114,425	111,544	74,775
Investing activities:
Cash paid for acquisitions, net of cash acquired	(276,575)	(495,838)	(449,024)
Purchases of receivable portfolios, net of put-backs	(749,760)	(862,997)	(249,562)
Collections applied to investment in receivable portfolios, net	635,899	633,960	546,366
Originations and purchases of receivables secured by tax liens	(219,722)	(124,533)	(116,960)
Collections applied to receivables secured by tax liens	164,052	122,638	70,573
Purchases of property and equipment	(28,647)	(23,238)	(13,423)
Other, net	2,044	(5,189)	(5,210)
Net cash used in investing activities	(472,709)	(755,197)	(217,240)
Financing activities:
Payment of loan costs	(17,995)	(20,101)	(17,207)
Proceeds from credit facilities	1,073,941	1,343,417	659,940
Repayment of credit facilities	(891,804)	(1,184,244)	(630,163)
Proceeds from senior secured notes	332,693	288,645	151,670
Repayment of senior secured notes	(15,000)	(15,000)	(13,750)
Proceeds from issuance of convertible senior notes	—	161,000	172,500
Proceeds from issuance of securitized notes	—	134,000	—
Repayment of securitized notes	(44,251)	(29,753)	—
Repayment of preferred equity certificates, net	—	(693)	(39,743)
Purchases of convertible hedge instruments	—	(33,576)	(32,008)
Repurchase of common stock	(33,185)	(16,815)	(729)
Taxes paid related to net share settlement of equity awards	(6,289)	(20,324)	(9,591)
Excess tax benefit from stock-based payment arrangements	1,724	11,928	5,609
Other, net	2,011	7,839	(548)
Net cash provided by financing activities	401,845	626,323	245,980
Net increase (decrease) in cash and cash equivalents	43,561	(17,330)	103,515
Effect of exchange rate changes on cash and cash equivalents	(14,131)	15,280	5,188
Cash and cash equivalents, beginning of period	124,163	126,213	17,510
Cash and cash equivalents, end of period	$153,593	$124,163	$126,213
Supplemental disclosures of cash flow information:
Cash paid for interest	$151,946	$95,034	$50,181
Cash paid for income taxes, net	84,101	69,948	66,759
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$2,220	$8,341	$5,011
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Consolidated Financial Statements
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively with Encore, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. In addition, the Company assists property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchases delinquent tax liens directly from taxing authorities.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 10, “Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Reclassifications
Certain immaterial reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective beginning January 1, 2016, with early adoption permitted, and shall be applied retrospectively. Upon adoption of this ASU in the first quarter of 2016, the Company will change the classification of its debt issuance costs from other assets to a reduction from the debt liability.

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
If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. See Note 5, “Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interests of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. In accordance with authoritative guidance on goodwill and other intangible assets, goodwill and other indefinite-lived intangible assets are tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value. See Note 15, “Goodwill and Identifiable Intangible Assets” for further discussion of the Company’s goodwill and other intangible assets.
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
Deferred Court Costs
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the Company is required to pay certain upfront costs to the applicable courts which are recoverable from the consumer (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. The Company writes off any Deferred Court Cost not recovered within five years of placement. Collections received from debtors are first applied to related court costs with the balance applied to the debtors’ account. See Note 6, “Deferred Court Costs, Net” for further discussion.
Receivables Secured by Property Tax Liens, Net
The Company’s wholly-owned subsidiary Propel Acquisition, LLC and its subsidiaries and affiliates (collectively, “Propel”), acquires and services residential and commercial tax liens on real property. Propel’s receivables are secured by property tax liens. Repayment of the property tax liens is generally dependent on the property owner but can also come through payments from other lien holders or, in less than 0.5% of cases, from foreclosure on the properties. Propel records receivables secured by property tax liens at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. Propel accrues interest on all past due receivables secured by tax liens as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific portfolio, it would be placed on non-accrual basis and, at that time, all accrued interest would be reversed. Receivables secured by property tax liens that have been placed on a non-accrual basis were $0.7 million and zero as of December 31, 2015 and 2014, respectively. The typical redemption period for receivables secured by property tax liens is less than 84 months.
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in receivables secured by property tax liens on real property located in the State of Texas. In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by these property tax liens. The special purpose entity that is used for the securitization is consolidated by the Company as a VIE. The receivables recognized as a result of consolidating this VIE do not represent assets that can be used to satisfy claims against the Company’s general assets. At December 31, 2015, the Company had approximately $306.4 million in receivables secured by property tax liens, of which $81.1 million was carried at the VIE. See Note 10, “Variable Interest Entity” for further discussion.
Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes. The Company uses the income forecasting methodology to recognize the income and expenses of the portfolios with the exception of a certain recently acquired subsidiary, which uses the cost recovery methodology. See Note 12, “Income Taxes” for further discussion.
Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against deferred tax assets.
Stock-Based Compensation
The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For share awards that require service and performance conditions, the Company recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions over the requisite service period of the award. Forfeiture rates are estimated based on the Company’s historical experience. See Note 11, “Stock-Based Compensation” for further discussion.
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates its foreign currency exchange contracts as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. See Note 4, “Derivatives and Hedging Instruments” for further discussion.
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
On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. In May 2014, the Company repurchased 400,000 shares of its common stock for approximately $16.8 million. In May 2015, the Company repurchased 839,295 shares of common stock for approximately $33.2 million, which represented the remaining amount allowed under this share repurchase program. The Company’s practice is to retire the shares repurchased.
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

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares outstanding—basic	25,722	25,853	24,659
Dilutive effect of stock-based awards	253	556	950
Dilutive effect of convertible senior notes	672	1,082	595
Dilutive effect of warrants	—	4	—
Weighted average common shares outstanding—diluted	26,647	27,495	26,204
There were no anti-dilutive employee stock options outstanding during the years ended December 31, 2015, 2014 and 2013.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. Diluted earnings per share during the periods presented above included the effect of the common shares issuable upon conversion of certain of the convertible senior notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 9, “Debt-Encore Convertible Notes,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00, the 2020 Convertible Notes to $61.55, and the 2021 Convertible Notes to $83.14. On January 2, 2014 the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes have been converted.
Note 2: Business Combinations
dlc Acquisition
On June 1, 2015, Encore’s U.K.-based subsidiary, Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), acquired Hillesden Securities Ltd and its subsidiaries (“dlc”), a U.K.-based acquirer and collector of non-performing unsecured consumer debt for approximately £180.6 million (approximately $274.7 million), (the “dlc Acquisition”). The dlc Acquisition was financed with borrowings under Cabot’s existing revolving credit facility and under Cabot’s senior secured bridge facility. Refer to Note 9, “Debt” for further details of Cabot’s revolving credit facility and senior secured bridge facility.
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

The components of the purchase price allocation for the dlc Acquisition were as follows (in thousands):

Purchase price:
Cash paid at acquisition	$268,391
Deferred consideration	6,306
Total purchase price	$274,697

Allocation of purchase price:
Cash	$30,518
Investment in receivable portfolios	215,988
Deferred court costs	760
Property and equipment	1,327
Other assets	2,384
Liabilities assumed	(46,435)
Identifiable intangible assets	3,669
Goodwill	66,486
Total net assets acquired	$274,697
The goodwill recognized is primarily attributable to synergies that are expected to be achieved by combining dlc and Cabot's existing contingent collections operations. The entire goodwill of $66.5 million related to the dlc Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the dlc Acquisition were approximately $2.8 million for the year ended December 31, 2015, and have been expensed in the accompanying consolidated statements of income within general and administrative expenses. The amount of revenue and net income attributable to Encore included in the Company’s consolidated statement of income for the year ended December 31, 2015 related to dlc was $27.5 million and $6.3 million, respectively.
Pro forma financial information for the dlc Acquisition has not been included as the computation of such information is impracticable and too onerous due to the complexities of a hypothetical calculation because dlc’s revenue recognition methodology prior to the dlc Acquisition was significantly different from GAAP.
Atlantic Acquisition
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
Marlin Acquisition
On February 7, 2014, the Company, through its Cabot subsidiary, completed the acquisition (the “Marlin Acquisition”) of Marlin Financial Group Limited (“Marlin”).
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
Other Acquisitions
In addition to the dlc Acquisition discussed above, the Company, through its subsidiaries, acquired other businesses during the year ended December 31, 2015, for total consideration of $49.4 million, net of cash acquired. The initial purchase price allocation for these other acquisitions were based on the preliminary assessment of assets acquired and liabilities assumed, which is subject to change within one year of the date of the acquisition. These transactions included the acquisition of a controlling interest (50.25%) in Baycorp Holdings Pty Limited (“Baycorp”), a debt resolution specialist in Australia. Based on the preliminary assessment, the fair value of total assets acquired from Baycorp at the time of acquisition was approximately $76.1 million. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate during their respective reporting periods.
In addition to the Atlantic Acquisition and the Marlin Acquisition discussed above, the Company completed certain other acquisitions during the year ended December 31, 2014. The total considerations transferred net of cash acquired for these acquisitions were approximately $59.4 million. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate during their respective reporting periods.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$718	$—	$718
Liabilities
Foreign currency exchange contracts	—	(601)	—	(601)
Interest rate swap agreements	—	(352)	—	(352)
Temporary Equity
Redeemable noncontrolling interests	—	—	(38,624)	(38,624)

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$768	$—	$768
Liabilities
Foreign currency exchange contracts	—	(1,037)	—	(1,037)
Temporary Equity
Redeemable noncontrolling interests	—	—	(28,885)	(28,885)
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

The components of the change in the redeemable noncontrolling interests for the years ended December 31, 2015, 2014 and 2013 are presented in the following table (in thousands):

Amount
Balance at December 31, 2012	$—
Initial redeemable noncontrolling interest related to business combinations	25,517
Net loss attributable to redeemable noncontrolling interests	(1,167)
Adjustment of the redeemable noncontrolling interests to fair value	1,167
Effect of foreign currency translation attributable to redeemable noncontrolling interests	1,047
Balance at December 31, 2013	26,564
Initial redeemable noncontrolling interest related to business combinations	4,997
Net loss attributable to redeemable noncontrolling interests	(4,513)
Adjustment of the redeemable noncontrolling interests to fair value	5,730
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,893)
Balance at December 31, 2014	28,885
Initial redeemable noncontrolling interest related to business combinations	9,409
Net income attributable to redeemable noncontrolling interests	1,371
Adjustment of the redeemable noncontrolling interests to fair value	2,349
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,390)
Balance at December 31, 2015	$38,624
Financial Instruments Not Required To Be Carried At Fair Value
Investment in Receivable Portfolios:
The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios using Level 3 inputs by discounting the estimated future cash flows generated by its proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. In accordance with authoritative guidance related to fair value measurements, the Company estimates the average cost to collect and discount rates based on its estimate of what a market participant might use in valuing these portfolios. The determination of such inputs requires significant judgment, including assessing the assumed market participant’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 10.5%, respectively, for U.S. portfolios, approximately 30% and 12.5%, respectively, for Europe portfolios and approximately 32.5% and 11.0%, respectively for other geographies. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of December 31, 2015 and 2014. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States, Europe and other geographies portfolios by approximately $38.2 million, $53.2 million and $5.8 million, respectively, as of December 31, 2015. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.4 billion and $2.1 billion as of December 31, 2015 and 2014, respectively.
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
Debt:
The majority of Encore and its subsidiaries’ borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, Propel’s revolving credit facility and securitized notes, Cabot’s revolving credit facility, and other borrowing under revolving credit facilities at certain of the Company’s subsidiaries.
Encore’s convertible senior notes are carried at historical cost, adjusted for debt discount. The carrying value of the convertible senior notes was $406.6 million and $397.3 million, as of December 31, 2015 and 2014, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $372.2 million and $507.4 million as of December 31, 2015 and 2014, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,410.3 million and $1,144.2 million, as of December 31, 2015 and 2014, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,403.5 million and $1,131.5 million as of December 31, 2015 and 2014, respectively. The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of its certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of December 31, 2015 and 2014.
Note 4: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Certain of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.
Foreign Currency Exchange Contracts
The Company has operations in foreign countries, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. To mitigate a portion of this risk, the Company enters into derivative financial instruments, principally Indian rupee forward contracts, which are designated as cash flow hedges, to mitigate fluctuations in the cash payments of future forecasted transactions. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.
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
As of December 31, 2015, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $39.2 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.6 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2015, 2014, or 2013.
The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$718	Other assets	$768
Foreign currency exchange contracts	Other liabilities	(601)	Other liabilities	(1,037)
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other liabilities	(352)	Other liabilities	—
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the years ended December 31, 2015 and 2014 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$(248)	$2,281	Salaries and employee benefits	$(472)	$(1,084)	Other (expense) income	$—	$—
Foreign currency exchange contracts	88	249	General and administrative expenses	(74)	(195)	Other (expense) income	—	—
Note 5: Investment in Receivable Portfolios, Net
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
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. For purposes of calculating its IRRs, the collection forecast of each pool is estimated to be up to 120 months.

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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936
Revenue recognized, net	(958,332)	(34,500)	(992,832)
Net additions on existing portfolios	340,152	92,427	432,579
Additions for current purchases	1,332,121	—	1,332,121
Effect of foreign currency translation	(112,091)	—	(112,091)
Balance at December 31, 2014	2,993,321	66,392	3,059,713
Revenue recognized, net	(964,225)	(108,211)	(1,072,436)
Net additions on existing portfolios	263,713	266,252	529,965
Additions for current purchases	846,632	—	846,632
Effect of foreign currency translation	(91,801)	(1,402)	(93,203)
Balance at December 31, 2015	$3,047,640	$223,031	$3,270,671
During the year ended December 31, 2015, the Company purchased receivable portfolios with a face value of $12.7 billion for $1.0 billion, or a purchase cost of 8.0% of face value. Purchases of charged-off credit card portfolios include $216.0 million of receivables acquired in connection with the dlc Acquisition and $60.3 million acquired in connection with the acquisition of Baycorp. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.5 billion.
During the year ended December 31, 2014, the Company purchased receivable portfolios with a face value of $13.8 billion for $1.3 billion, or a purchase cost of 9.1% of face value. Purchases of charged-off credit card portfolios include $105.4 million of portfolio acquired in connection with the Atlantic Acquisition and $208.5 million of portfolios acquired in connection with the Marlin Acquisition. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.8 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2015, 2014, and 2013, Zero Basis Revenue was approximately $96.4 million, $22.3 million, and $17.2 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios	1,023,722	—	—	1,023,722
Gross collections(1)	(1,587,525)	(5,237)	(107,963)	(1,700,725)
Put-backs and Recalls(2)	(13,009)	(20)	(268)	(13,297)
Foreign currency adjustments	(82,443)	(2,604)	20	(85,027)
Revenue recognized	969,227	—	96,446	1,065,673
Portfolio (allowance) reversals, net	(5,002)	—	11,765	6,763
Balance, end of period	$2,436,054	$4,615	$—	$2,440,669
Revenue as a percentage of collections(3)	61.1%	0.0%	89.3%	62.7%

	Year Ended December 31, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios	1,249,651	1,709	—	1,251,360
Transfer of portfolios	(18,682)	18,682	—	—
Gross collections(1)	(1,563,996)	(9,010)	(34,491)	(1,607,497)
Put-backs and Recalls(2)	(15,162)	(536)	(9)	(15,707)
Foreign currency adjustments	(64,646)	(3,031)	—	(67,677)
Revenue recognized	953,154	—	22,271	975,425
Portfolio allowance reversals, net	5,178	—	12,229	17,407
Balance, end of period	$2,131,084	$12,476	$—	$2,143,560
Revenue as a percentage of collections(3)	60.9%	0.0%	64.6%	60.7%

	Year Ended December 31, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios	1,203,706	1,073	—	1,204,779
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(1)	(1,249,625)	(2,764)	(27,117)	(1,279,506)
Put-backs and Recalls(2)	(2,331)	(296)	(2)	(2,629)
Foreign currency adjustments	49,634	—	—	49,634
Revenue recognized	715,458	—	17,201	732,659
Portfolio allowance reversals, net	2,275	—	9,918	12,193
Balance, end of period	$1,585,587	$4,662	$—	$1,590,249
Revenue as a percentage of collections(3)	57.3%	0.0%	63.4%	57.3%
________________________

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2012	$105,273
Provision for portfolio allowances	479
Reversal of prior allowances	(12,672)
Balance at December 31, 2013	93,080
Provision for portfolio allowances	—
Reversal of prior allowances	(17,407)
Balance at December 31, 2014	75,673
Provision for portfolio allowances	8,322
Reversal of prior allowances	(15,085)
Allowance charged off to investment in receivable portfolios	(8,322)
Balance at December 31, 2015	$60,588
Note 6: Deferred Court Costs, Net
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
Deferred Court Costs for the five-year deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2015	December 31, 2014
Court costs advanced	$636,922	$546,271
Court costs recovered	(242,899)	(206,287)
Court costs reserve	(318,784)	(279,572)
	$75,239	$60,412
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$(279,572)	$(210,889)	$(149,080)
Provision for court costs	(82,593)	(69,062)	(61,809)
Net down of reserve after 60 months	42,745	—	—
Effect of foreign currency translation	636	379	—
Balance at end of period	$(318,784)	$(279,572)	$(210,889)

Note 7: Property and Equipment, Net
Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2015	December 31, 2014
Furniture, fixtures and equipment	$22,074	$18,472
Computer equipment and software	127,454	101,721
Telecommunications equipment	4,029	3,956
Leasehold improvements	19,711	17,964
Other	1,694	2,178
	174,962	144,291
Less: accumulated depreciation and amortization	(101,458)	(77,322)
	$73,504	$66,969
Depreciation and amortization expense for continuing operations was $29.0 million, $24.4 million, and $12.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Note 8: Other Assets
Other assets consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Debt issuance costs, net of amortization	$45,033	$38,504
Prepaid income taxes	28,159	—
Deferred tax assets	27,306	33,716
Prepaid expenses	22,002	21,427
Interest receivable	21,079	12,187
Identifiable intangible assets, net	18,129	21,564
Service fee receivables	13,708	7,864
Other financial receivables	11,275	7,467
Receivable from seller	8,605	7,357
Recoverable fees	5,350	2,905
Security deposits	2,809	3,617
Funds held in escrow	—	16,889
Other	42,165	24,169
	$245,620	$197,666

Note 9: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	December 31, 2015	December 31, 2014
Encore revolving credit facility	$627,000	$505,000
Encore term loan facility	143,078	146,023
Encore senior secured notes	28,750	43,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(41,867)	(51,202)
Propel facilities	170,858	84,229
Propel securitized notes	59,996	104,247
Cabot senior secured notes	1,360,000	1,076,952
Add: Debt premium	53,440	67,259
Less: Debt discount	(3,184)	—
Cabot senior revolving credit facility	54,089	86,368
Preferred equity certificates	221,516	208,312
Capital lease obligations	11,054	15,331
Other	83,342	38,785
	$3,216,572	$2,773,554
Encore Revolving Credit Facility and Term Loan Facility
On July 9, 2015, the Company amended its revolving credit facility and term loan facility pursuant to Amendment No. 2 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $742.6 million (the “Revolving Credit Facility”), a term loan facility of $158.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million ($55.0 million of which was exercised in November 2015). Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement expires in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, maturing in February 2017 and November 2017, respectively.
Provisions of the Restated Credit Agreement include, but are not limited to:

•
The Revolving Credit Facility of $742.6 million with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum or (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum;

•
A $92.5 million five-year term loan with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $6.9 million in 2016, $9.3 million in 2017, and $9.3 million in 2018 with the remaining principal due at the end of the term;

•
A $60.0 million term loan maturing on February 28, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 100 to 150 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $4.5 million in 2016 with the remaining principal due at the end of the term;

•
A $6.3 million term loan maturing on November 3, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $0.6 million in 2016 and $0.5 million in 2017 with the remaining principal due at the end of the term;

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

•
A change of control definition, that excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK I, LP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	A pre-approved acquisition limit of $225.0 million per fiscal year;

•
A basket to allow for investments not to exceed the greater of (1) 200% of the consolidated net worth of the Company and its restricted subsidiaries; and (2) an unlimited amount such that after giving effect to the making of any investment, the cash flow leverage ratio is less than 1.25:1:00;

•
Collateralization by all assets of the Company, other than the assets of certain Propel entities, certain foreign subsidiaries and all unrestricted subsidiaries as defined in the Restated Credit Agreement.

At December 31, 2015, the outstanding balance under the Restated Credit Agreement was $770.1 million, which bore a weighted average interest rate of 3.17% and 2.93% for the years ended December 31, 2015 and 2014, respectively. Available capacity under the Restated Credit Agreement, subject to borrowing base and applicable debt covenants, was $107.1 million as of December 31, 2015, not including the $195.0 million additional capacity provided by the facility’s remaining accordion feature.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of December 31, 2015, $11.3 million of the 7.375% Senior Secured Notes and $17.5 million of the 7.75% Senior Secured Notes, for an aggregate of $28.8 million, remained outstanding.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of year ended December 31, 2015 are listed below.

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Initial conversion price	$31.56	$45.72	$59.39
Closing stock price at date of issuance	$25.66	$33.35	$47.51
Closing stock price date	November 27, 2012	June 24, 2013	March 5, 2014
Conversion rate (shares per $1,000 principal amount)	31.6832	21.8718	16.8386
Conversion date(1)	May 27, 2017	January 1, 2020	September 15, 2020
_______________________

(1)
The 2017 Convertible Notes became convertible on January 2, 2014, as certain early conversion events were satisfied. Refer to “Conversion and Earnings Per Share impact” section below for further details.

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

The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,247	$143,645
Equity component	$14,702	$32,253	$17,355
Equity issuance cost	$788	$1,106	$581
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	December 31, 2015	December 31, 2014
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(41,867)	(51,202)
Liability component—net carrying amount	$406,633	$397,298
Equity component	$58,184	$55,236
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Year ended December 31,
	2015	2014
Interest expense—stated coupon rate	$13,245	$12,418
Interest expense—amortization of debt discount	9,335	8,423
Total interest expense—convertible notes	$22,580	$20,841
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

Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $109.5 million as of December 31, 2015. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $6.1 million of the equity component to temporary equity as of December 31, 2015. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the year ended December 31, 2015 or 2014.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds the respective conversion price of each of the Convertible Notes. See “Earnings Per Share” in Note 1, “Ownership, Description of Business, and Summary of Significant Accounting Policies” for additional information.
Propel Facilities
Propel Facility I
On May 8, 2015, Propel amended its syndicated loan facility (as amended, the “Propel Facility I”). The Propel Facility I is an $80.0 million facility, with a $20.0 million uncommitted accordion feature, used to originate or purchase tax lien assets.
The Propel Facility I expires in May 2018 and includes the following key provisions:

•
Interest at Propel’s option, at either: (1) LIBOR, plus a spread that ranges from 270 to 320 basis points, depending on Propel’s cash flow leverage ratio; or (2) the greatest of (a) the rate publicly announced from time to time by Texas Capital Bank, National Association, as its prime rate, (b) the sum of the federal funds rate for such day plus 50 basis points, or (c) one month LIBOR plus 100 basis points;

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
The Propel Facility I is primarily collateralized by the tax liens on real property in Texas and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.
At December 31, 2015, the outstanding balance on the Propel Facility I was $63.0 million. The weighted average interest rate was 3.26% and 3.33% for the years ended December 31, 2015 and 2014, respectively.

Propel Facility II
On May 15, 2013, the Company, through affiliates of Propel, entered into a $100.0 million revolving credit facility (as amended, the “Propel Facility II”). The Propel Facility II is used to purchase tax liens and tax lien certificates from taxing authorities and third parties in various states and expires on May 10, 2019. On May 6, 2014, April 3, 2015 and October 26, 2015, the Propel Facility II was amended to, among other things, increase the commitment amount, modify the interest rate and permit additional tax lien assets to be included in the borrowing base. The Propel Facility II includes the following key provisions:

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

•
Upon the occurrence of an event of default, interest at 400 basis points plus the greater of (i) a per annum floating rate equal to LIBOR plus 2.25%, or (ii) Prime Rate, which is defined in the agreement as the rate most recently announced by the lender at its branch in San Francisco, California, from time to time as its prime commercial rate for U.S. dollar-denominated loans made in the United States;

•	Proceeds from the tax liens are applied to pay interest, principal and other obligations incurred in connection with the Propel Facility II on a monthly basis as defined in the agreement;

•
Special purpose entity covenants designed to protect the bankruptcy-remoteness of the borrowers and additional restrictions and covenants, which limit, among other things, the payment of certain dividends, the occurrence of additional indebtedness and liens and use of the collections proceeds from certain tax liens; and

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel Facility II and declare all amounts outstanding to be immediately due and payable.
The Propel Facility II is collateralized by tax liens acquired under the Propel Facility II. At December 31, 2015, the outstanding balance on the Propel Facility II was $107.9 million. The weighted average interest rate was 2.62% and 3.85% for the years ended December 31, 2015 and 2014, respectively.
Propel Term Loan Facility
On May 2, 2014, the Company, through affiliates of Propel, entered into a $31.9 million term loan facility (the “Propel Term Loan Facility”). The Propel Term Loan Facility was entered into to fund the acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. In July 2015, Propel paid off the outstanding balance on the Propel Term Loan Facility.
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
At December 31, 2015, the outstanding balance on the Propel Securitized Notes was $60.0 million and the balance of the collateral was $81.1 million.

Cabot Senior Secured Notes
On September 20, 2012, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £265.0 million (approximately $438.4 million) in aggregate principal amount of 10.375% Senior Secured Notes due 2019 (the “Cabot 2019 Notes”). Interest on the Cabot 2019 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year.
On August 2, 2013, Cabot Financial issued £100 million (approximately $151.7 million) in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes”). Interest on the Cabot 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year.
Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75.0 million (approximately $113.8 million) was used to repay all amounts outstanding under the senior credit facilities of Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary of Encore, and £25.0 million (approximately $37.9 million) was used to partially repay a portion of the J Bridge preferred equity certificates (the “J Bridge PECs”) to an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”), discussed in further detail below.
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
Approximately £105.0 million (approximately $174.8 million) of the proceeds from the issuance of the Cabot 2021 Notes was used to repay all amounts outstanding under the senior secured bridge facilities that Cabot Financial UK entered into in connection with the Marlin Acquisition.
The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: Cabot Credit Management Limited (“CCM”), Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). The guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Cabot Floating Rate Notes, Marlin Bonds and the Cabot Credit Facility described below.
On November 11, 2015, Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, issued €310.0 million (approximately $332.2 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2021 (the “Cabot Floating Rate Notes”). The Cabot Floating Rate Notes were issued at a 1%, or €3.1 million (approximately $3.4 million), original issue discount, which is being amortized over the life of the notes and included as interest expense in the Company’s consolidated statements of income. The Cabot Floating Rate Notes bear interest at a rate equal to three-month EURIBOR plus 5.875% per annum, reset quarterly. Interest on the Cabot Floating Rate Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on February 15, 2016. The Cabot Floating Rate Notes will mature on November 15, 2021. Loan fees associated with the Cabot Floating Rate Notes during the year ended December 31, 2015 were approximately £5.8 million (approximately $8.7 million) and capitalized as debt issuance costs.
The Cabot Floating Rate Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial II and Marlin Intermediate Holdings plc). The Cabot Floating Rate Notes are secured by a first-ranking security interest in all the outstanding shares of Cabot Financial II and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial II and the guarantors (other than CCM).
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
The Marlin Bonds are fully and unconditionally guaranteed on a senior secured basis by Cabot Financial Limited and each of Cabot Financial Limited’s material subsidiaries other than Marlin Intermediate Holdings plc, each of which is an indirect subsidiary of the Company. The guarantees provided in respect of the Marlin Bonds are pari passu with each such guarantee given in respect of the Cabot Notes, the Cabot Floating Rate Notes and the Cabot Credit Facility.

Interest expense related to the Cabot Notes, Cabot Floating Rate Notes, and Marlin Bonds was as follows (in thousands):

	Year ended December 31,
	2015	2014
Interest expense—stated coupon rate	$98,988	$97,028
Interest income—accretion of debt premium	(10,747)	(10,233)
Interest expense—amortization of debt discount	75	—
Total interest expense—Cabot senior secured notes	$88,316	$86,795
At December 31, 2015, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes, and Marlin Bonds was $1.4 billion.
Cabot Senior Revolving Credit Facility
On September 20, 2012, Cabot Financial UK entered into an agreement for a senior committed revolving credit facility of £50.0 million (approximately $82.7 million) (the “Cabot Credit Agreement”). Since such date there have been a number of amendments made, including, but not limited to, increases in the lenders’ total commitments thereunder. On November 11, 2015, Cabot Financial UK amended and restated its existing senior secured revolving credit facility agreement to, among other things, increase the total committed amount of the facility to £200.0 million (approximately $304.0 million) and extend the termination date to September 24, 2018 (as amended and restated, the “Cabot Credit Facility”). The Cabot Credit Facility also includes an uncommitted accordion provision which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness, among other conditions precedent. Loan fees associated with amending the Cabot Credit Facility during the year ended December 31, 2015 were approximately £4.8 million (approximately $7.2 million) and capitalized as debt issuance costs.
The Cabot Credit Facility has a six-year term expiring in September 2018, and includes the following key provisions:

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
The Cabot Credit Facility is unconditionally guaranteed by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited. The Cabot Credit Facility is secured by first ranking security interests in all the outstanding shares of Cabot Financial UK and the guarantors (other than CCM) and substantially all the assets of Cabot Financial UK and the guarantors (other than CCM). Pursuant to the terms of intercreditor agreements entered into with respect to the relative positions of the Cabot Notes, the Cabot Floating Rate Notes, the Marlin Bonds and the Cabot Credit Facility, any liabilities in respect of obligations under the Cabot Credit Facility that are secured by assets that also secure the Cabot Notes, the Cabot Floating Rate Notes and the Marlin Bonds will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
At December 31, 2015, the outstanding borrowings under the Cabot Credit Facility were approximately $54.1 million. The weighted average interest rate was 3.86% and 4.34% for the years ended December 31, 2015 and 2014, respectively.
Cabot 2015 Senior Secured Bridge Facility
The dlc Acquisition was financed with borrowings under the existing Cabot Credit Facility and under a new senior secured bridge facility entered into by Cabot on June 1, 2015 (the “2015 Senior Secured Bridge Facility”).
The 2015 Senior Secured Bridge Facility provided an aggregate principal amount of up to £90.0 million. The purpose of the 2015 Senior Secured Bridge Facility was to provide funding for the financing, in full or in part, of the purchase price of the dlc Acquisition and the payment of costs, fees and expenses in connection with the dlc Acquisition, and was fully drawn as of the closing of the dlc Acquisition. The 2015 Senior Secured Bridge Facility had an initial term of one year and could be extended for an additional year if it was not repaid during the first year of issuance.
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
Loan fees associated with the 2015 Senior Secured Bridge Facility were approximately $1.4 million for the year ended December 31, 2015. These fees were recognized as interest expense in the Company’s consolidated financial statements.
In November 2015, Cabot paid off the outstanding balance on the 2015 Senior Secured Bridge Facility. As a result, at December 31, 2015, there was no amount outstanding under the 2015 Senior Secured Bridge Facility.
Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a.r.l. (“Encore Europe”), completed the acquisition of Cabot (the “Cabot Acquisition”) by acquiring 50.1% of the equity interest in Janus Holdings S.a.r.l. (“Janus Holdings”). Encore Europe purchased from J.C. Flowers: (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge PECs with a face value of £10,177,781 (approximately $15.5 million), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings. All of the PECs accrue interest at 12% per annum. Since PECs are legal form debt, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt in the Company’s consolidated statements of financial condition. The J Bridge PECs, J PECs, and the Management PECs do not require the payment of cash interest expense as they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
On June 20, 2014, Encore Europe converted all of its E Bridge PECs into E Shares and E PECs, and J.C. Flowers converted all of its J Bridge PECs into J Shares and J PECs, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition.
As of December 31, 2015, the outstanding balance of the PECs, including accrued interest, was approximately $221.5 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of December 31, 2015, the Company’s combined obligations for capital leases were approximately $11.1 million. These capital lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 11.4%.

Maturity Schedule
The aggregate amounts of the Company’s debt, including PECs, accrued interests on PECs, and capital lease obligations, maturing in each of the next five years and thereafter are as follows (in thousands):

2016	$48,634
2017	122,478
2018	248,649
2019	1,190,075
2020	544,475
Thereafter	1,053,872
Total	$3,208,183
Note 10: Variable Interest Entities
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
Propel used a special purpose entity to issue asset-backed securities to investors. The Company has determined that it is a VIE and Propel is the primary beneficiary of the VIE. Propel has the power to direct the activities of the VIE because it has the ability to exercise discretion in the servicing of the financial assets and to add assets to revolving structures. As discussed in Note 17, “Subsequent Event,” on February 19, 2016, the Company entered into an agreement to sell 100% of its membership interests in Propel. Since Propel is the primary beneficiary of the VIE used for securitization, the Company will no longer consolidate this VIE subsequent to the sale of Propel.
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
Note 11: Stock-Based Compensation
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

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2015, 2014, and 2013 was $22.0 million, $17.2 million, and $12.6 million, respectively.
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
The fair value for options granted is estimated at the date of grant using a Black-Scholes option-pricing model. There were no options granted during the years ended December 31, 2015, 2014, or 2013. As of December 31, 2015, all outstanding stock options have been fully vested and all related compensation expenses have been fully recognized.
A summary of the Company’s stock option activity as of December 31, 2015, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	170,815	$2.89 –$24.65	$14.84
Exercised	(51,936)	2.89 –24.65	18.71
Outstanding at December 31, 2015	118,879	$2.89 –$24.65	$16.23	$1,528
Exercisable at December 31, 2015	118,879	$2.89 –$24.65	$16.23	$1,528
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $1.2 million, $29.6 million, and $16.9 million, respectively. As of December 31, 2015, the weighted-average remaining contractual life of options outstanding and options exercisable was 4.6 years.
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
A summary of the status of the Company’s restricted stock units and restricted stock awards as of December 31, 2015, and changes during the year then ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,102,281	$35.60
Awarded	712,666	$42.21
Vested	(430,813)	$35.90
Cancelled/forfeited	(79,863)	$42.22
Non-vested at December 31, 2015	1,304,271	$38.71

Unrecognized compensation cost related to non-vested shares as of December 31, 2015, was $21.0 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.0 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2015, 2014, and 2013 was $16.5 million, $20.2 million, and $11.5 million, respectively.
Note 12: Income Taxes
The Company recorded income tax provisions for continuing operations of $13.6 million, $52.7 million, and $45.4 million, during the years ended December 31, 2015, 2014 and 2013, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2015	2014	2013
Federal provision	35.0%	35.0%	35.0%
State (benefit) provision(1)	(1.2)%	8.2%	5.8%
Federal expense (benefit) of state	0.4%	(2.9)%	(2.0)%
Changes in state apportionment(2)	0.0%	0.0%	(0.2)%
International benefit(3)	(12.5)%	(3.6)%	(2.2)%
Tax reserves(4)	(3.3)%	0.0%	0.0%
Permanent items(5)	9.6%	4.3%	2.4%
Release of valuation allowance	(9.1)%	0.0%	0.0%
Other(6)	3.4%	(6.4)%	(1.2)%
Effective rate	22.3%	34.6%	37.6%
________________________

(1)	Change from 2014 to 2015 relates primarily to a beneficial settlement with a state tax authority.

(2)	Represents changes in state apportionment methodologies.

(3)	Relates primarily to the lower tax rate on the income attributable to international operations.

(4)	Represents release of reserves taken for a certain tax position.

(5)	Represents a provision for nondeductible items, including the CFPB settlement.

(6)	Includes the effect of discrete items, primarily relates to the recognition of tax benefit as a result of a favorable tax settlement with taxing authorities as discussed below.
Due to a one-time charge resulting from a settlement with the Consumer Finance Protection Bureau (“CFPB”), discussed in detail in Note 13, “Commitments and Contingencies,” the Company incurred a $10.0 million civil monetary penalty related to the CFPB settlement which is not deductible for income tax purposes during the year ended December 31, 2015.
The pretax income from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$22,104	$131,434	$105,009
Foreign	38,877	21,181	15,859
	$60,981	$152,615	$120,868

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current expense:
Federal	$42,459	$71,002	$50,304
State	567	7,741	7,196
Foreign	7,124	3,752	4,052
	50,150	82,495	61,552
Deferred (benefit) expense:
Federal	(35,353)	(33,398)	(13,134)
State	(1,409)	2,710	(2,369)
Foreign	209	918	(661)
	(36,553)	(29,770)	(16,164)
	$13,597	$52,725	$45,388
The components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Stock-based compensation expense	$1,301	$7,143
Accrued expenses	7,899	6,701
Differences in income recognition related to receivable portfolios	33,652	31,799
State and international operating losses	15,234	12,917
Difference in basis of depreciable assets	3,069	2,077
Capitalized legal fees—international	4,143	4,365
Cumulative translation adjustment	958	4,036
Tax benefit of uncertain tax positions	1,349	1,247
Difference in basis of bond and loan costs	9,480	10,455
Difference in basis of intangible assets	18,089	—
Other	2,372	376
Valuation allowance	(4,517)	(10,047)
	93,029	71,069
Deferred tax liabilities:
State taxes	(690)	(1,643)
Deferred court costs	(25,277)	(19,550)
Difference in basis of amortizable assets	(14,988)	(10,682)
Difference in basis of depreciable assets	(9,163)	(7,868)
Differences in income recognition related to receivable portfolios	(17,432)	(16,308)
Deferred debt cancellation income	(1,957)	(2,602)
Other	(46)	(3,533)
	(69,553)	(62,186)
Net deferred tax asset	$23,476	$8,883
Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations. The valuation allowance of $4.5 million as of December 31, 2015 had been reduced from $10.0 million as of December 31, 2014, due to the release of a valuation allowance associated with one of the Company’s international subsidiaries. Based on current information, the Company believes that the subsidiary will have sufficient income in the future that will allow the utilization of the net operating loss that gave rise to the deferred tax asset and associated valuation allowance.
The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35.0% per annum were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Computed “expected” Federal income tax expense	$21,343	$53,415	$42,304
(Decrease) increase in income taxes resulting from:
State income taxes, net	(460)	8,118	3,138
Foreign non-taxed income, rate differential	(7,609)	(5,453)	(2,647)
Other adjustments, net	323	(3,355)	2,593
	$13,597	$52,725	$45,388
The Company has not provided for U.S. income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2015, were approximately $35.1 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exception. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due the complexities of a hypothetical calculation.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the year ended December 31, 2015 was immaterial.
A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2012	$1,784
Decreases related to prior year tax positions	(712)
Increases related to current and prior year tax positions	70,201
Balance at December 31, 2013	71,273
Increases related to prior year tax positions	33,027
Increases related to current year tax positions	1,329
Decreases related to settlements with taxing authorities	(67,204)
Balance at December 31, 2014	38,425
Increases related to prior year tax positions	5,835
Increases related to current year tax positions	11,882
Decreases related to prior year tax positions	(8,193)
Balance at December 31, 2015	$47,949
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $58.5 million, $44.4 million and $83.0 million at December 31, 2015, 2014, and 2013 respectively. At December 31, 2015, 2014 and 2013, there were $14.9 million, $12.7 million and $13.5 million, respectively, of unrecognized tax benefits that if recognized, would result in a net tax benefit. During the year ended December 31, 2015, the increase in the Company’s gross unrecognized tax benefit was primarily associated with certain business combinations. During the year ended December 31, 2014, the decrease in total gross unrecognized tax benefits was due to a favorable tax settlement in November 2014 with taxing authorities related to a previously uncertain tax position. The result of the settlement was a reduction in the unrecognized tax benefit offset by an increase in current taxes payable and deferred tax liabilities. Additionally, the Company recorded a net tax benefit as a result of the settlement of approximately $6.6 million. The Company anticipates that the unrecognized tax benefits will decrease by approximately $32.0 million in the next twelve months due to a settlement with taxing authorities. The uncertain tax benefit is included in “Other liabilities” in the Company’s consolidated statements of financial condition.

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax expense. The Company recognized expense of approximately $0.3 million and $1.3 million in interest and penalties during the years ended December 31, 2015 and 2014, respectively.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by federal taxing authorities, 2011 through 2015 tax years generally remain subject to examination by state tax authorities, and the 2012 through 2015 tax years remain subject to examination by foreign tax authorities. Tax years from 2008 forward remain open at certain of the Company’s subsidiaries for adjustment for federal and state tax purposes.
Certain of the Company’s foreign subsidiaries have net operating loss carry forwards in the amount of approximately $63.5 million, which can be carried forward indefinitely. One of the Company’s domestic subsidiaries has a net operating loss carry forward in the approximate amount of $1.6 million which will begin to expire in 2024 unless previously utilized.
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
On November 2, 2010 and December 17, 2010, two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011 two class actions entitled Scardina v. Midland Credit Management, Inc., Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, the Company filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to transfer. All four of these cases, along with a number of additional cases brought against the Company that allege violations of the TCPA, are now pending in the United States District Court for the Southern District of California in a multidistrict litigation titled In re Midland Credit Management Inc. Telephone Consumer Protection Act Litigation. The lead plaintiffs filed an amended consolidated complaint on July 11, 2012. The Company has vigorously denied the claims asserted against it in these matters, but has agreed to a proposed class settlement to avoid the burden and expense of continued litigation. The proposed class settlement is intended to resolve all cases involved in multi-district litigation, and all claims against the Company for alleged violations of the TCPA that occurred before August 31, 2014, other than those of persons who exclude themselves from class settlement. The settlement agreement, which is subject to court approval, would require the Company to contribute $2.0 million to a settlement fund, to be disbursed among eligible class members, and to set aside $13.0 million in debt forgiveness to be allocated among eligible class members. In addition, the settlement agreement provides that the Company will pay plaintiffs’ attorney fees in an amount to be determined by the court, and for the costs associated with administering the class relief.
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
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of December 31, 2015, other than reserves related to the CFPB Consent Order, ancillary state regulatory matters and the TCPA settlement fund discussed above, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Leases
The Company leases office facilities in the United States, Europe, and other geographies. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $19.4 million, $23.0 million, and $12.0 million during the years ended December 31, 2015, 2014, and 2013, respectively.
The Company has capital lease obligations primarily for certain computer equipment. Refer to Note 9, “Debt—Capital Lease Obligations” for additional information on the Company’s capital leases. Amortization of assets under capital leases is included in depreciation and amortization expense.
Future minimum lease payments under lease obligations consist of the following for the years ending December 31, (in thousands):

	Capital Leases	Operating Leases	Total
2016	$6,650	$17,542	$24,192
2017	3,124	16,008	19,132
2018	1,173	12,259	13,432
2019	431	8,294	8,725
2020	251	6,279	6,530
Thereafter	—	15,431	15,431
Total minimal leases payments	11,629	$75,813	$87,442
Less: Interest	(575)
Present value of minimal lease payments	$11,054

Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2015, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.8 billion for a purchase price of approximately $297.2 million. The Company has no purchase commitments extending past one year.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2015, has no liabilities recorded for these agreements.
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

	Year Ended December 31,
	2015	2014	2013
Revenues:
Portfolio purchasing and recovery	$1,129,967	$1,043,429	$756,277
Tax lien business	31,605	29,360	17,087
	$1,161,572	$1,072,789	$773,364
Operating income (loss):
Portfolio purchasing and recovery	$337,422	$352,754	$219,510
Tax lien business	(36,167)	11,820	5,045
	301,255	364,574	224,555
Depreciation and amortization	(33,945)	(27,949)	(13,547)
Stock-based compensation	(22,008)	(17,181)	(12,649)
Other expense	(184,321)	(166,829)	(77,491)
Income from continuing operations before income taxes	$60,981	$152,615	$120,868
Additionally, assets are allocated to operating segments for management review. As of December 31, 2015, total segment assets were $3.8 billion and $377.5 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.
As discussed in Note 17, “Subsequent Event,” on February 19, 2016, the Company entered into an agreement to sell Propel which represents the entire tax lien business reportable segment. As the Company’s Board of Directors did not approve a plan to sell Propel until 2016, the tax lien business did not qualify as held for sale as of December 31, 2015.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues(1):
United States	$741,010	$752,607	$673,302
Europe	376,055	295,173	95,491
Other geographies	44,507	25,009	4,571
	$1,161,572	$1,072,789	$773,364
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company has six reporting units for goodwill impairment testing purposes. The annual goodwill testing date for the five reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st; the annual goodwill testing date for the tax lien business reporting unit is April 1st.
The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. The Company may proceed directly to the two-step quantitative test without performing the qualitative test.
The first step involves measuring the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value. The Company applies various valuation techniques to measure the fair value of each reporting unit, including the income approach and the market approach. For goodwill impairment analyses conducted at most of the reporting units, the Company uses the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments, therefore, for the Company’s Cabot reporting unit, which carries a material goodwill balance and where the Company has access to reliable market participant data, the market approach is conducted in addition to the income approach in determining its fair value. The Company uses a guideline company method under the market approach to estimate the fair value of equity and the market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
For the Company’s annual goodwill impairment tests performed at October 1, 2015 for its reporting units that are included in the portfolio purchasing and recovery reportable segment, the estimated fair value of each of these reporting units exceeded its respective carrying value. As a result, no impairment existed at any of these reporting units.
The Company determined, at April 1, 2015, the annual goodwill impairment testing date for its tax lien business reporting unit, that the estimated fair value exceeded the carrying value. The estimation of fair value was based on a DCF analysis under the income approach as discussed above. However, as discussed in Note 17, Subsequent Event, on February 19, 2016, the Company entered into an agreement with certain funds which provides for the sale of 100% of the Company’s membership interests in Propel. The purchase price for the transaction is calculated in accordance with a formula relating to the redemptive value of certain tax liens as well as the book value of certain other assets and liabilities of Propel, and will be determined at the closing of the transaction. The application of the purchase price formula as of December 31, 2015 would have resulted in an enterprise value for Propel of $344.3 million. After repayment of third party debt, the cash consideration payable to the Company would have been $142.8 million. Authoritative guidance defines fair value as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the “exit price”). In connection with the preparation of its financial statements, considering these developments, management believes that the proposed purchase price indicates that Propel’s fair value at December 31, 2015 was less than its carrying value. Based on the estimated sales price at closing, the Company wrote-down the entire goodwill balance of $49.3 million carried at the tax lien business reporting unit as of December 31, 2015.
Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Further adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
Goodwill was allocable to reporting units included in the Company’s reportable segments. The following table summarizes the activity in the Company’s goodwill balance, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2014	$848,656	$49,277	$897,933
Goodwill acquired	114,730	—	114,730
Goodwill impairment	—	(49,277)	(49,277)
Goodwill adjustment(1)	2,410	—	2,410
Effect of foreign currency translation	(40,949)	—	(40,949)
Balance, December 31, 2015	$924,847	$—	$924,847
______________________

(1)	Represents purchase accounting adjustments.
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$5,716	$(1,263)	$4,453	$5,437	$(743)	$4,694
Developed technologies	8,141	(3,793)	4,348	8,353	(2,194)	6,159
Trade name and other	11,304	(3,938)	7,366	10,458	(1,709)	8,749
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$27,123	$(8,994)	$18,129	$26,210	$(4,646)	$21,564
The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	5
Trade name and other	6

The amortization expense for intangible assets that are subject to amortization was $5.0 million, $3.6 million, and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated future amortization expense related to finite-lived intangible assets at December 31, 2015 is as follows (in thousands):

2016	$4,323
2017	3,943
2018	2,341
2019	1,186
2020	1,109
Thereafter	3,265
Total	$16,167
Note 16: Quarterly Information (Unaudited)
The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2015
Gross collections	$425,071	$437,324	$421,753	$416,577
Revenues	285,663	290,356	287,796	297,757
Total operating expenses	199,627	203,352	253,307	259,984
Net income (loss)	29,967	25,185	(9,364)	1,596
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	29,425	27,657	(10,959)	(988)
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic	$1.13	$1.07	$(0.43)	$(0.04)
Diluted	1.08	1.03	(0.43)	(0.04)
2014
Gross collections	$396,674	$409,280	$407,220	$394,323
Revenues	253,741	269,195	273,282	276,571
Total operating expenses	185,472	190,689	188,960	188,224
Income from continuing operations	18,830	21,353	30,138	29,569
Net income	18,830	21,353	30,138	27,957
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	23,180	23,561	30,335	28,262
Net income	23,180	23,561	30,335	26,650
Earnings per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$0.90	$0.91	$1.17	$1.09
Diluted	0.82	0.86	1.11	1.04
From net income:
Basic	$0.90	$0.91	$1.17	$1.03
Diluted	0.82	0.86	1.11	0.98

Note 17: Subsequent Event
On February 19, 2016, the Company entered into a securities purchase agreement with certain funds affiliated with Prophet Capital Asset Management LP (“Buyer”), which provides for the sale of 100% of the Company’s membership interests in Propel to Buyer (the “Transaction”). The purchase price for the Transaction is calculated in accordance with a formula relating to the redemptive value of certain tax liens as well as the book value of certain other assets and liabilities of Propel, and will be determined at the closing of the Transaction. The application of the purchase price formula as of December 31, 2015 would have resulted in an enterprise value for Propel of $344.3 million. After repayment of third party debt, the cash consideration payable to the Company would have been $142.8 million. Based on the proposed selling price, the Company concluded that the entire goodwill balance of $49.3 million related to Propel was impaired as of December 31, 2015. As the Company’s Board of Directors did not approve a plan to sell Propel until 2016, the tax lien business did not qualify as held for sale as of December 31, 2015.
The Company recognized a pre-tax impairment charge for goodwill of $49.3 million, or $1.17 per diluted share, after the effect of income taxes for the year ended December 31, 2015.
Propel represented the Company’s entire tax lien business reportable segment. Revenue from this segment comprised 3%, 3%, and 2% of the Company’s total consolidated revenues for each of the years ended December 31, 2015, 2014, and 2013, respectively. Excluding the goodwill impairment charge of $49.3 million discussed above, operating income from this segment comprised 4%, 3%, and 2% of the Company’s total consolidated operating income for each of the years ended December 31, 2015, 2014, and 2013, respectively. Refer to Note 14, “Segment Information” for further details of revenues and operating income of the Company’s tax lien business segment.