Form 10-Q
period 2016-03-31
ENCORE CAPITAL GROUP INC
filed 2016-05-10
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2016
Common Stock, $0.01 par value	25,518,443 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$144,613	$123,993
Investment in receivable portfolios, net	2,486,978	2,440,669
Property and equipment, net	68,162	72,546
Deferred court costs, net	75,829	75,239
Other assets	157,533	148,762
Goodwill	890,504	924,847
Assets associated with discontinued operations	—	388,763
Total assets	$3,823,619	$4,174,819
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$238,203	$290,608
Debt	2,893,434	2,944,063
Other liabilities	27,975	59,226
Liabilities associated with discontinued operations	—	232,434
Total liabilities	3,159,612	3,526,331
Commitments and contingencies
Redeemable noncontrolling interest	39,948	38,624
Redeemable equity component of convertible senior notes	5,359	6,126
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,508 shares and 25,288 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	255	253
Additional paid-in capital	109,228	110,533
Accumulated earnings	569,183	543,489
Accumulated other comprehensive loss	(68,360)	(57,822)
Total Encore Capital Group, Inc. stockholders’ equity	610,306	596,453
Noncontrolling interest	8,394	7,285
Total equity	618,700	603,738
Total liabilities, redeemable equity and equity	$3,823,619	$4,174,819
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

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$62,539	$50,483
Investment in receivable portfolios, net	1,217,625	1,197,513
Property and equipment, net	18,145	19,767
Deferred court costs, net	35,782	33,296
Other assets	46,804	31,679
Goodwill	680,727	706,812
Assets associated with discontinued operations	—	92,985
Liabilities
Accounts payable and accrued liabilities	$99,010	$142,375
Debt	1,739,579	1,665,009
Other liabilities	687	839
Liabilities associated with discontinued operations	—	58,923
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Revenue from receivable portfolios, net	$270,094	$264,110
Other revenues	18,923	13,672
Total revenues	289,017	277,782
Operating expenses
Salaries and employee benefits	69,642	65,552
Cost of legal collections	54,308	54,998
Other operating expenses	26,343	24,326
Collection agency commissions	10,120	10,685
General and administrative expenses	35,239	31,197
Depreciation and amortization	9,861	8,137
Total operating expenses	205,513	194,895
Income from operations	83,504	82,887
Other (expense) income
Interest expense	(50,691)	(42,303)
Other income	7,124	2,117
Total other expense	(43,567)	(40,186)
Income before income taxes	39,937	42,701
Provision for income taxes	(10,148)	(14,614)
Income from continuing operations	29,789	28,087
(Loss) income from discontinued operations, net of tax	(3,182)	1,880
Net income	26,607	29,967
Net income attributable to noncontrolling interest	(913)	(542)
Net income attributable to Encore Capital Group, Inc. stockholders	$25,694	$29,425
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$28,876	$27,545
(Loss) income from discontinued operations, net of tax	(3,182)	1,880
Net income	$25,694	$29,425

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$1.13	$1.06
Discontinued operations	$(0.12)	$0.07
Net basic earnings per share	$1.01	$1.13
Diluted earnings (loss) per share from:
Continuing operations	$1.12	$1.01
Discontinued operations	$(0.13)	$0.07
Net diluted earnings per share	$0.99	$1.08

Weighted average shares outstanding:
Basic	25,550	26,072
Diluted	25,868	27,315
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$26,607	$29,967
Other comprehensive income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized gain on derivative instruments	66	860
Income tax effect	(26)	(347)
Unrealized gain on derivative instruments, net of tax	40	513
Change in foreign currency translation:
Unrealized loss on foreign currency translation	(11,899)	(21,032)
Income tax effect	1,321	(1,617)
Unrealized loss on foreign currency translation, net of tax	(10,578)	(22,649)
Other comprehensive loss, net of tax	(10,538)	(22,136)
Comprehensive income	16,069	7,831
Comprehensive (income) loss attributable to noncontrolling interest:
Net income	(913)	(542)
Unrealized loss on foreign currency translation	338	1,582
Comprehensive (income) loss attributable to noncontrolling interest	(575)	1,040
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$15,494	$8,871
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$26,607	$29,967
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	1,352	(1,880)
Depreciation and amortization	9,861	8,137
Non-cash interest expense, net	9,533	7,805
Stock-based compensation expense	3,718	5,905
Gain on derivative instruments	(5,399)	—
Deferred income taxes	(21,588)	(4,276)
Excess tax benefit from stock-based payment arrangements	—	(637)
Loss on sale of discontinued operations, net of tax	1,830	—
Reversal of allowances on receivable portfolios, net	(2,191)	(2,859)
Changes in operating assets and liabilities
Deferred court costs and other assets	1,233	(11,873)
Prepaid income tax and income taxes payable	18,824	4,847
Accounts payable, accrued liabilities and other liabilities	(14,023)	(15,081)
Net cash provided by operating activities from continuing operations	29,757	20,055
Net cash provided by (used in) operating activities from discontinued operations	2,096	(665)
Net cash provided by operating activities	31,853	19,390
Investing activities:
Cash paid for acquisitions, net of cash acquired	(675)	—
Proceeds from divestiture of business, net of cash divested	106,041	—
Purchases of receivable portfolios, net of put-backs	(280,990)	(143,239)
Collections applied to investment in receivable portfolios, net	180,796	164,217
Purchases of property and equipment	(2,252)	(4,271)
Other, net	1,191	(251)
Net cash provided by investing activities from continuing operations	4,111	16,456
Net cash provided by (used in) used in investing activities from discontinued operations	14,685	(11,965)
Net cash provided by investing activities	18,796	4,491
Financing activities:
Payment of loan costs	(1,395)	(4,279)
Proceeds from credit facilities	185,883	134,285
Repayment of credit facilities	(235,151)	(124,395)
Repayment of senior secured notes	(3,750)	(3,750)
Repayment of securitized notes	(935)	(6,625)
Taxes paid related to net share settlement of equity awards	(3,354)	(4,554)
Excess tax benefit from stock-based payment arrangements	—	637
Other, net	(2,785)	(3,592)
Net cash used in financing activities	(61,487)	(12,273)
Net (decrease) increase in cash and cash equivalents	(10,838)	11,608
Effect of exchange rate changes on cash and cash equivalents	1,858	438
Cash and cash equivalents, beginning of period	153,593	124,163
Cash and cash equivalents, end of period	144,613	136,209
Cash and cash equivalents of discontinued operations, end of period	—	24,183
Cash and cash equivalents of continuing operations, end of period	$144,613	$112,026
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
Reclassifications
Certain immaterial reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. ASU 2016-05 and ASU 2016-06 are effective for fiscal years beginning after 15 December 2016, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. ASU 2016-02 is effective for the Company in its first quarter of fiscal 2019 on a modified retrospective basis and earlier adoption is permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
Change in Accounting Principle
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective beginning January 1, 2016, with early adoption permitted. The update requires retrospective application and represents a change in accounting principle. The Company adopted this ASU in the first quarter of 2016 and the retrospective application of this change in accounting principle on the consolidated balance sheet as of December 31, 2015 reclassified debt issuance costs of $41.7 million, which were previously presented as other assets, as a reduction to the carrying value of the debt by the same amount. The adoption did not have an impact on the Company's condensed consolidated statements of operations or statements of cash flows in any period.
Note 2: Discontinued Operations
On March 31, 2016, the Company completed its previously announced divestiture of its membership interests in Propel Acquisition LLC (“Propel”) pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), dated February 19, 2016, among the Company and certain funds affiliated with Prophet Capital Asset Management LP. Pursuant to the Purchase Agreement, the application of the purchase price formula resulted in cash consideration paid to the Company at closing of $144.4 million (net proceeds were $106.0 million after divestiture of $38.4 million in cash), subject to customary post-closing adjustments.
During the three months ended March 31, 2016, the Company recognized a loss of $3.0 million related to the sale of Propel. Propel represented the Company’s entire tax lien business reportable segment. Propel’s operations are presented as discontinued operations in the Company’s condensed consolidated statements of operations. Certain immaterial costs that may be eliminated as a result of the sale remained in continuing operations.

The following table presents the results of the discontinued operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$4,950	$7,881
Salaries and employee benefits	(2,860)	(2,196)
Other operating expenses	(1,473)	(908)
General and administrative expenses	(1,551)	(1,415)
Depreciation and amortization	(127)	(213)
(Loss) income from discontinued operations, before income taxes	(1,061)	3,149
Loss on sale of discontinued operations, before income taxes	(3,000)	—
Total (loss) income on discontinued operations, before income taxes	(4,061)	3,149
Income tax benefit (provision)	879	(1,269)
Total (loss) income from discontinued operations, net of tax	$(3,182)	$1,880
Note 3: Earnings Per Share
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding—basic	25,550	26,072
Dilutive effect of stock-based awards	318	369
Dilutive effect of convertible senior notes	—	874
Weighted average common shares outstanding—diluted	25,868	27,315
Anti-dilutive employee stock options outstanding were negligible during the three months ended March 31, 2016. There were no anti-dilutive employee stock options outstanding during the three months ended March 31, 2015.
Note 4: Business Combinations
dlc Acquisition
On June 1, 2015, Encore’s U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”) acquired Hillesden Securities Ltd and its subsidiaries (“dlc”), a U.K.-based acquirer and collector of non-performing unsecured consumer debt for approximately £180.6 million (approximately $274.7 million), (the “dlc Acquisition”).
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
Other Acquisitions
In addition to the dlc Acquisition discussed above, the Company, through its subsidiaries, completed certain other acquisitions in 2016 and 2015. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate.
Refer to Note 2, “Business Combinations” as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for a complete description of the Company’s acquisition activities in 2015.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$4,436	$—	$4,436
Liabilities
Foreign currency exchange contracts	—	(342)	—	(342)
Interest rate swap agreements	—	(307)	—	(307)
Temporary Equity
Redeemable noncontrolling interests	—	—	(39,948)	(39,948)

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$718	$—	$718
Liabilities
Foreign currency exchange contracts	—	(601)	—	(601)
Interest rate swap agreements	—	(352)	—	(352)
Temporary Equity
Redeemable noncontrolling interests	—	—	(38,624)	(38,624)
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

The components of the change in the redeemable noncontrolling interests for the periods ended March 31, 2016 and December 31, 2015 are presented in the following table (in thousands):

Amount
Balance at December 31, 2014	$28,885
Initial redeemable noncontrolling interest related to business combinations	9,409
Net income attributable to redeemable noncontrolling interests	1,371
Adjustment of the redeemable noncontrolling interests to fair value	2,349
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,390)
Balance at December 31, 2015	38,624
Net income attributable to redeemable noncontrolling interests	578
Adjustment of the redeemable noncontrolling interests to fair value	408
Effect of foreign currency translation attributable to redeemable noncontrolling interests	338
Balance at March 31, 2016	$39,948
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 10.5%, respectively, for U.S. portfolios, approximately 30.0% and 12.3%, respectively, for Europe portfolios and approximately 32.4% and 11.0%, respectively for other geographies. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of March 31, 2016 and December 31, 2015. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and Europe portfolios by approximately $40.6 million and $54.2 million, respectively, as of March 31, 2016. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.5 billion and $2.4 billion as of March 31, 2016 and December 31, 2015, respectively.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.
Debt:
The majority of Encore and its subsidiaries’ borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, Cabot’s revolving credit facility, and other borrowing under revolving credit facilities at certain of the Company’s subsidiaries.
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $409.1 million and $406.6 million as of March 31, 2016 and December 31, 2015, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $361.2 million and $372.2 million as of March 31, 2016 and December 31, 2015, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,391.2 million and $1,410.3 million, as of March 31, 2016 and December 31,

2015, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,363.0 million and $1,403.5 million as of March 31, 2016 and December 31, 2015, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of March 31, 2016 and December 31, 2015.
Note 6: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Certain of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.
Foreign Currency Exchange Contracts
The Company has operations in foreign countries, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. To mitigate a portion of this risk, the Company enters into derivative financial instruments, principally foreign currency forward contracts with financial counterparties. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.
Certain of the foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from the effective portion of such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect the Company’s earnings. If all or a portion of the forecasted transaction is cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.
As of March 31, 2016, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $35.0 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.5 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2016 and 2015.
In January 2016, the Company’s Cabot subsidiary began entering into currency exchange forward contracts to reduce the short-term effects of currency exchange rate fluctuations between British Pounds and Euro resulting from the net asset or liability positions within its Euro functional currency entities. These derivative contracts generally mature within one to three months and are not designated as hedge instruments. Cabot continues to monitor the level of exposure of the foreign currency exchange risk and enters into these short-term forward contracts on an ongoing basis. The gains or losses on these foreign currency exchange contracts are recognized in other income or other expense based on the changes in fair value. During the three months ended March 31, 2016, the total gain recognized in the Company’s condensed consolidated statements of operations was $5.4 million.
The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$526	Other assets	$718
Foreign currency exchange contracts	Other liabilities	(342)	Other liabilities	(601)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	3,910	Other assets	—
Interest rate swap agreements	Other liabilities	(307)	Other liabilities	(352)
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015		2016	2015
Foreign currency exchange contracts	$502	$472	Salaries and employee benefits	$258	$(151)	Other (expense) income	$—	$—
Foreign currency exchange contracts	(154)	220	General and administrative expenses	23	(16)	Other (expense) income	—	—
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
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. For purposes of calculating IRRs, the collection forecast of each pool is estimated to be up to 120 months.

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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
December 31, 2015	$3,047,640	$223,031	$3,270,671
Revenue recognized, net	(238,547)	(31,547)	(270,094)
Net additions on existing portfolios	39,538	8,071	47,609
Additions for current purchases, net	193,654	—	193,654
Effect of foreign currency translation	(64,330)	470	(63,860)
Balance at March 31, 2016	$2,977,955	$200,025	$3,177,980

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2014	$2,993,321	$66,392	$3,059,713
Revenue recognized, net	(248,539)	(15,571)	(264,110)
Net additions on existing portfolios	228,560	39,661	268,221
Additions for current purchases, net	85,907	—	85,907
Effect of foreign currency translation	(108,046)	(54)	(108,100)
Balance at March 31, 2015	$2,951,203	$90,428	$3,041,631
During the three months ended March 31, 2016, the Company purchased receivable portfolios with a face value of $3.5 billion for $256.8 million, or a purchase cost of 7.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $458.6 million. During the three months ended March 31, 2015, the Company purchased receivable portfolios with a face value of $1.0 billion for $125.2 million, or a purchase cost of 12.0% of face value. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $197.5 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2016 and 2015, Zero Basis Revenue was approximately $31.5 million and $15.6 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	256,753	—	—	256,753
Gross collections(1)	(415,727)	(633)	(31,445)	(447,805)
Put-backs and Recalls(2)	(12,885)	(6)	(102)	(12,993)
Foreign currency adjustments	(19,887)	147	—	(19,740)
Revenue recognized	238,078	—	29,825	267,903
Portfolio allowance reversals, net	469	—	1,722	2,191
Balance, end of period	$2,482,855	$4,123	$—	$2,486,978
Revenue as a percentage of collections(3)	57.3%	0.0%	94.8%	59.8%

	Three Months Ended March 31, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios	125,154	—	—	125,154
Gross collections(1)	(407,556)	(1,972)	(15,543)	(425,071)
Put-backs and Recalls(2)	(2,517)	(18)	(28)	(2,563)
Foreign currency adjustments	(65,369)	(1,414)	—	(66,783)
Revenue recognized	248,539	—	12,712	261,251
Portfolio allowance reversals, net	—	—	2,859	2,859
Balance, end of period	$2,029,335	$9,072	$—	$2,038,407
Revenue as a percentage of collections(3)	61.0%	0.0%	81.8%	61.5%
________________________

(1)	Does not include amounts collected on behalf of others.

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
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$60,588	$75,673
Reversal of prior allowances	(2,191)	(2,859)
Balance at end of period	$58,397	$72,814
Note 8: Deferred Court Costs, Net
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
Deferred Court Costs for the five-year deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2016	December 31, 2015
Court costs advanced	$648,723	$636,922
Court costs recovered	(248,869)	(242,899)
Court costs reserve	(324,025)	(318,784)
Deferred court costs	$75,829	$75,239
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$(318,784)	$(279,572)
Provision for court costs	(18,898)	(19,179)
Net down of reserve after 60 months	12,978	7,925
Effect of foreign currency translation	679	443
Balance at end of period	$(324,025)	$(290,383)
Note 9: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Identifiable intangible assets, net	$35,691	$15,712
Prepaid expenses	21,768	21,872
Deferred tax assets	15,334	12,695
Other financial receivables	15,076	11,275
Service fee receivables	13,634	13,708
Prepaid income taxes	7,544	25,839
Receivable from seller	5,388	8,605
Derivative instruments	4,436	718
Security deposits	2,537	2,368
Other	36,125	35,970
Total	$157,533	$148,762

Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	March 31, 2016	December 31, 2015
Encore revolving credit facility	$497,000	$627,000
Encore term loan facility	140,063	143,078
Encore senior secured notes	25,000	28,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(39,440)	(41,867)
Cabot senior secured notes	1,345,014	1,360,000
Add: Debt premium	49,220	53,440
Less: Debt discount	(3,045)	(3,184)
Cabot senior revolving credit facility	144,499	54,089
Preferred equity certificates	221,283	221,516
Capital lease obligations	8,374	11,054
Other	95,346	83,342
	2,931,814	2,985,718
Less: debt issuance costs, net of amortization	(38,380)	(41,655)
Total	$2,893,434	$2,944,063
Encore Revolving Credit Facility and Term Loan Facility
On March 24, 2016, the Company amended its revolving credit facility and term loan facility pursuant to Amendment No. 3 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $742.6 million (the “Revolving Credit Facility”), a term loan facility of $158.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million ($55.0 million of which was exercised in November 2015). Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement expires in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, maturing in February 2017 and November 2017, respectively.
Provisions of the Restated Credit Agreement include, but are not limited to:

•
The Revolving Credit Facility of $742.6 million that expires in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum or (iv) zero;

•
A $92.5 million term loan maturing on February 25, 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $6.9 million in 2016, $9.3 million in 2017, and $9.3 million in 2018 with the remaining principal due at the end of the term;

•
A $60.0 million term loan maturing on February 25, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 100 to 150 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $4.5 million in 2016 with the remaining principal due at the end of the term;

•
A $6.3 million term loan maturing on November 3, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $0.6 million in 2016 and $0.5 million in 2017 with the remaining principal due at the end of the term;

•
A borrowing base equal to (1) the lesser of (i) 30%-35% (depending on the trailing 12-month cost per dollar collected of Encore and its restricted subsidiaries) of all eligible non-bankruptcy estimated remaining collections, currently 33%, plus 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the sum of the aggregate principal amount outstanding of Encore’s Senior Secured Notes (as defined below) plus the aggregate principal amount outstanding under the term loans;

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

•
A basket to allow for investments not to exceed the greater of (1) 200% of the consolidated net worth of Encore and its restricted subsidiaries and (2) an unlimited amount such that after giving effect to the making of any investment, the cash flow leverage ratio is less than 1.25:1:00;

•	Collateralization by all assets of the Company, other than the assets of certain foreign subsidiaries and all unrestricted subsidiaries as defined in the Restated Credit Agreement.
At March 31, 2016, the outstanding balance under the Restated Credit Agreement was $637.1 million, which bore a weighted average interest rate of 3.49% and 2.95% for the three months ended March 31, 2016 and 2015, respectively. Available capacity under the Restated Credit Agreement, subject to borrowing base and applicable debt covenants, was $228.2 million as of March 31, 2016, not including the $195.0 million additional capacity provided by the facility’s remaining accordion feature.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of March 31, 2016, $10.0 million of the 7.375% Senior Secured Notes and $15.0 million of the 7.75% Senior Secured Notes, for an aggregate of $25.0 million, remained outstanding.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of March 31, 2016 are listed below.

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

The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,247	$143,645
Equity component	$14,702	$32,253	$17,355
Equity issuance cost	$788	$1,106	$581
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	March 31, 2016	December 31, 2015
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(39,440)	(41,867)
Liability component—net carrying amount	$409,060	$406,633
Equity component	$58,950	$58,184
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense—stated coupon rate	$3,311	$3,292
Interest expense—amortization of debt discount	2,427	2,278
Total interest expense—convertible notes	$5,738	$5,570
Convertible Notes Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion price of the Convertible Notes, the Company maintains a hedge program that increases the effective conversion price for each of the Convertible Notes. All of the hedge instruments related to the Convertible Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. In accordance with authoritative guidance, the Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.
The details of the hedge program for each of the Convertible Notes are listed below (in thousands, except conversion price):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Cost of the hedge transaction(s)	$50,595	$18,113	$19,545
Initial conversion price	$31.56	$45.72	$59.39
Effective conversion price	$60.00	$61.55	$83.14
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $115.1 million as of March 31, 2016. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount, the excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. As a result, the Company reclassified $5.4 million of the equity component to temporary equity as of March 31, 2016. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes have been converted since they became convertible.
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
On November 11, 2015, Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, issued €310.0 million (approximately $332.2 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2021 (the “Cabot Floating Rate Notes”). The Cabot Floating Rate Notes were issued at a 1%, or €3.1 million (approximately $3.4 million), original issue discount, which is being amortized over the life of the notes and included as interest expense in the Company’s consolidated statements of operations. The Cabot Floating Rate Notes bear interest at a rate equal to three-month EURIBOR plus 5.875% per annum, reset quarterly. Interest on the Cabot Floating Rate Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on February 15, 2016. The Cabot Floating Rate Notes will mature on November 15, 2021.
The Cabot Floating Rate Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial II and Marlin Intermediate Holdings plc). The Cabot Floating Rate Notes are secured by a first-

ranking security interest in all the outstanding shares of Cabot Financial II and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial II and the guarantors (other than CCM).
On July 25, 2013, Marlin Intermediate Holdings plc (“Marlin”), an indirect subsidiary of Cabot, issued £150.0 million (approximately $246.5 million) in aggregate principal amount of 10.5% Senior Secured Notes due 2020 (the “Marlin Bonds”). Interest on the Marlin Bonds is payable semi-annually, in arrears, on February 1 and August 1 of each year. Cabot assumed the Marlin Bonds as a result of the acquisition of Marlin. The carrying value of the Marlin Bonds was adjusted to approximately $284.2 million to reflect the fair value of the Marlin Bonds at the time of acquisition.
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
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense—stated coupon rate	$27,643	$23,850
Interest income—accretion of debt premium	(2,618)	(2,547)
Interest expense—amortization of debt discount	127	—
Total interest expense—Cabot senior secured notes	$25,152	$21,303
At March 31, 2016, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was $1.3 billion.
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
At March 31, 2016, the outstanding borrowings under the Cabot Credit Facility were approximately $144.5 million. The weighted average interest rate was 4.01% and 3.94% for the three months ended March 31, 2016 and 2015, respectively.
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
As of March 31, 2016, the outstanding balance of the PECs, including accrued interest, was approximately $221.3 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of March 31, 2016, the Company’s combined obligations for capital leases were approximately $8.4 million. These capital lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 5.9%.
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
Prior to March 31, 2016, the Company’s VIEs included its subsidiary Janus Holdings and its special purpose entity used for the Propel securitization. On March 31, 2016, the Company completed the divestiture of 100% of its membership interests in Propel. Since Propel is the primary beneficiary of the VIE used for securitization, subsequent to the sale of Propel, the Company no longer consolidates this VIE.
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
Assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
The Company evaluates its relationships with its VIE on an ongoing basis to ensure that it continues to be the primary beneficiary.
Note 12: Income Taxes
Income tax provisions for income from continuing operations were $10.1 million and $14.6 million during the three months ended March 31, 2016 and 2015, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2016	2015
Federal provision	35.0%	35.0%
State provision	6.2%	8.2%
State benefit	(2.2)%	(2.9)%
Tax reserves	0.0%	0.1%
International benefit(1)	(9.8)%	(6.0)%
Permanent items(2)	0.8%	0.2%
Other(3)	(4.6)%	0.0%
Effective rate	25.4%	34.6%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and an IRS audit settlement.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2016 and 2015, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $24.2 million and $58.5 million at March 31, 2016 and December 31, 2015, respectively. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $10.6 million and $14.9 million as of March 31, 2016 and December 31, 2015, respectively. The reduction in gross unrecognized tax benefits was due to an IRS audit settlement.
During the three months ended March 31, 2016, the Company did not provide for U.S. income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries during the three months ended March 31, 2016, was approximately $17.1 million.

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
At March 31, 2016, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of March 31, 2016, other than reserves for the Consumer Finance Protection Bureau (“CFPB”) and ancillary state regulatory matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2016, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.4 billion for a purchase price of approximately $212.1 million. Most purchase commitments do not extend past one year.
Note 14: Segment Information
The Company conducts business through several operating segments that meet the aggregation criteria under authoritative guidance related to segment reporting. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. Prior to the first quarter 2016 the Company had determined that it had two reportable segments: portfolio purchasing and recovery and tax lien business. As discussed in Note 2, “Discontinued Operations,” on March 31, 2016, the Company completed the divestiture of its membership interests in Propel which comprised the entire tax lien business segment. Propel’s operations are presented as discontinued operations in the Company’s condensed consolidated statements of operations and comprehensive income. Beginning in the first quarter 2016, the Company has one reportable segment, portfolio purchasing and recovery.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues(1):
United States	$170,731	$182,631
Europe	97,360	86,724
Other geographies	20,926	8,427
Total	$289,017	$277,782
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested for impairment at the reporting unit level annually and in interim periods if indicators of impairment exist or if a decision is made to sell or exit a business. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions.
In connection with the divestiture of Propel as discussed in Note 2, “Discontinued Operations,” the Company wrote-down the entire goodwill balance of $49.3 million carried at Propel that represented the entire tax lien business reporting unit as of December 31, 2015.
As of March 31, 2016, the Company has five reporting units for goodwill impairment testing purposes. The annual goodwill testing date for the five reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2016 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Further adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment as of March 31, 2016 and December 31, 2015. A summary of changes in the carrying amounts of goodwill were as follows (in thousands):

Total
Balance, December 31, 2015	$924,847
Goodwill acquired	623
Goodwill adjustments(1)	(15,662)
Effect of foreign currency translation	(19,304)
Balance, March 31, 2016	$890,504
________________________

(1)	Represent adjustments made to preliminary purchase price allocations as a result of obtaining fair value of intangible assets acquired associated with prior year business combinations.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$24,779	$(1,881)	$22,898	$5,356	$(903)	$4,453
Developed technologies	8,522	(3,106)	5,416	8,141	(3,793)	4,348
Trade name and other	11,120	(3,743)	7,377	10,324	(3,413)	6,911
Total intangible assets	$44,421	$(8,730)	$35,691	$23,821	$(8,109)	$15,712

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot expanded in the United Kingdom with its consolidating acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”) in June 2015. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. In October 2015, we completed the acquisition of a controlling stake in Baycorp Holdings Pty Limited (“Baycorp”), one of Australasia's leading debt resolution specialists.
On March 31, 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC (“Propel”). Propel represented our entire tax lien business reportable segment prior to the divestiture. Propel’s operations are presented as discontinued operations in our condensed consolidated statements of operations and comprehensive income. Beginning in the first quarter 2016, we conduct business through one reportable segment, portfolio purchasing and recovery.
Our long-term growth strategy involves continuing to invest in our core portfolio purchasing and recovery business, expanding into new geographies, and leveraging our core competencies to explore expansion into adjacent asset classes.

Government Regulation
As discussed in more detail under “Part I - Item1 - Business - Government Regulation” in our Annual Report on Form 10-K, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. In addition, our international operations are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business.
For example, the Consumer Finance Protection Bureau (“CFPB”) may adopt new regulations that may affect our industry and our business. Additionally, the CFPB has supervisory, examination and enforcement authority over our business and is currently examining the collection practices of participants in the consumer debt buying industry. The CFPB has recently engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. The CFPB’s enforcement activity in these sectors, especially in the absence of clear rules or regulatory expectations, can be disruptive as industry participants attempt to define appropriate business practices. As a result of the current regulatory environment, certain current practices or commercial relationships we maintain may be disrupted or impacted by changes in our or third-parties’ business practices or perceptions of elevated risk.
Portfolio Purchasing and Recovery
United States
We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our U.S. operations. These methods and models allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States.
While seasonality does not have a material impact on our portfolio purchasing and recovery business, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters, and slowest in the fourth calendar quarter. Relatively higher collections in the first quarter could result in a lower cost-to-collect ratio compared to the other quarters, as our fixed costs are relatively constant and applied against a larger collection base. The seasonal impact on our business may also be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.
Collection seasonality can also affect revenue as a percentage of collections, also referred to as our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (e.g., the fourth calendar quarter), the revenue recognition rate can be higher than in quarters with higher collections (e.g., the first calendar quarter).
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
Europe
Cabot: Through Cabot, we purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows Cabot to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial services providers in the United Kingdom and continues to expand in the United Kingdom and the rest of Europe with its acquisitions of other credit management services providers.
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
Latin America
In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in debt collection and management in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their credit obligations. In addition to operations in Colombia and Peru, we evaluate and purchase non-performing loans in other countries in Latin America, including Mexico and Brazil. We also invest in non-performing secured residential mortgages in Latin America.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the first quarter of 2016, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
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
The U.K. insolvency market saw historically low sales volumes from banks in the prior year. We expect there will be increased purchasing opportunities once large retail banks start to sell their insolvency portfolios.
The Spanish consumer and small and medium enterprise non-performing loan market remains significant, with most of the major banks selling portfolios. Competition remains strong in large banking trades, but there remains an opportunity for incumbent buyers. Recently there have been multiple complex sales from consolidated regional banks trading at more favorable returns, as portfolio sale sizes and asset nuances reduce competition.
Although pricing has been elevated, we believe that as our U.K. businesses increase in scale and expand to other European markets, and with anticipated improvements in liquidation and improved efficiencies in collections, our margins will remain competitive. Additionally, Cabot’s continuing investment in its liquidation channel through litigation has enabled them to collect from consumers who have the ability to pay, but have so far been unwilling to do so.
Purchases by Type and Geographic Location
The following table summarizes the types and geographic locations of consumer receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
United States:
Credit card	$131,395	$98,987
Consumer bankruptcy receivables	11,075	—
Subtotal	142,470	98,987
Europe:
Credit card	93,400	19,995
IVA	99	1,637
Subtotal	93,499	21,632
Other geographies:
Credit card	20,784	4,535
Total purchases	$256,753	$125,154
During the three months ended March 31, 2016, we invested $256.8 million to acquire portfolios of charged-off credit card portfolios and consumer bankruptcy receivables, with face values aggregating $3.5 billion, for an average purchase price of 7.2% of face value. This is a $131.6 million, or 105.1%, increase in the amount invested, compared with the $125.2 million invested during the three months ended March 31, 2015, to acquire portfolios of charged-off credit card with face values aggregating $1.0 billion, for an average purchase price of 12.0% of face value. In the United States, our capital deployment increased during the three months ended March 31, 2016 as compared to the prior period partially as the result of entering into several forward flow commitments at the turn of the year, which established a strong base for our first quarter capital deployment. In Europe, the increase in capital deployment was primarily driven by Cabot’s continued investment in Spain and France as part of its European expansion strategy.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.

Collections by Channel and Geographic Location
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Three Months Ended March 31,
	2016	2015
United States:
Legal collections	$154,050	$158,959
Collection sites	128,390	135,929
Collection agencies(1)	14,673	18,101
Subtotal	297,113	312,989
Europe:
Collection sites	58,831	46,398
Collection agencies	36,825	40,124
Legal collections	31,478	18,103
Subtotal	127,134	104,625
Other geographies:
Collection sites	17,629	7,444
Legal collections	2,418	—
Collection agencies	3,511	13
Subtotal	23,558	7,457
Total collections	$447,805	$425,071
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $22.7 million, or 5.3%, to $447.8 million during the three months ended March 31, 2016, from $425.1 million during the three months ended March 31, 2015, primarily due to increased collections in Europe and other geographies, offset by a slight decrease of collections in the United States.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
Revenues
Revenue from receivable portfolios, net	$270,094	93.5%	$264,110	95.1%
Other revenues	18,923	6.5%	13,672	4.9%
Total revenues	289,017	100.0%	277,782	100.0%
Operating expenses
Salaries and employee benefits	69,642	24.1%	65,552	23.6%
Cost of legal collections	54,308	18.8%	54,998	19.8%
Other operating expenses	26,343	9.1%	24,326	8.9%
Collection agency commissions	10,120	3.5%	10,685	3.8%
General and administrative expenses	35,239	12.2%	31,197	11.2%
Depreciation and amortization	9,861	3.4%	8,137	2.9%
Total operating expenses	205,513	71.1%	194,895	70.2%
Income from operations	83,504	28.9%	82,887	29.8%
Other (expense) income
Interest expense	(50,691)	(17.5)%	(42,303)	(15.1)%
Other income	7,124	2.4%	2,117	0.7%
Total other expense	(43,567)	(15.1)%	(40,186)	(14.4)%
Income before income taxes	39,937	13.8%	42,701	15.4%
Provision for income taxes	(10,148)	(3.5)%	(14,614)	(5.3)%
Income from continuing operations	29,789	10.3%	28,087	10.1%
(Loss) income from discontinued operations, net of tax	(3,182)	(1.1)%	1,880	0.7%
Net income	26,607	9.2%	29,967	10.8%
Net income attributable to noncontrolling interest	(913)	(0.3)%	(542)	(0.2)%
Net income attributable to Encore Capital Group, Inc. stockholders	$25,694	8.9%	$29,425	10.6%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$89,533	$—	$89,533	$79,777	$—	$79,777
Total operating expenses	(50,830)	—	(50,830)	(40,782)	—	(40,782)
Income from operations	38,703	—	38,703	38,995	—	38,995
Interest expense-non-PEC	(28,272)	—	(28,272)	(23,297)	—	(23,297)
PEC interest (expense) income	(12,411)	6,082	(6,329)	(11,731)	5,749	(5,982)
Other expense	5,966	—	5,966	758	—	758
Income before income taxes	3,986	6,082	10,068	4,725	5,749	10,474
Provision for income taxes	(1,687)	—	(1,687)	(2,121)	—	(2,121)
Net income	2,299	6,082	8,381	2,604	5,749	8,353
Net income attributable to noncontrolling interest	(322)	(987)	(1,309)	(365)	(1,117)	(1,482)
Net income attributable to Encore Capital Group, Inc. stockholders	$1,977	$5,095	$7,072	$2,239	$4,632	$6,871
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
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
Adjusted Income From Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges, acquisition, integration and restructuring related expenses, and settlement fees and related administrative expenses, all net of tax. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the three months ended March 31, 2015, includes the effect of approximately 0.9 million common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the period exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” (non-GAAP) columns, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2016			2015
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$28,876	$1.12	$1.12	$27,545	$1.01	$1.04
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,804	0.07	0.07	1,666	0.06	0.07
Acquisition, integration and restructuring related expenses, net of tax	1,329	0.05	0.05	1,348	0.05	0.05
Settlement fees and related administrative expenses, net of tax	1,853	0.07	0.07	—	—	—
Adjusted income from continuing operations attributable to Encore	$33,862	$1.31	$1.31	$30,559	$1.12	$1.16
Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, stock-based compensation expenses, portfolio amortization, one-time charges, acquisition, integration and restructuring related expenses, and settlement fees and related administrative expenses), which is materially similar to a financial measure contained in covenants used in the Encore revolving credit and term loan facility, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
GAAP net income, as reported	$26,607	$29,967
Adjustments:
Loss (income) from discontinued operations, net of tax	3,182	(1,880)
Interest expense	50,691	42,303
Provision for income taxes	10,148	14,614
Depreciation and amortization	9,861	8,137
Amount applied to principal on receivable portfolios	177,711	160,961
Stock-based compensation expense	3,718	5,905
Acquisition, integration and restructuring related expenses	2,141	2,766
Settlement fees and related administrative expenses	2,988	—
Adjusted EBITDA	$287,047	$262,773
Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for our portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, acquisition, integration and restructuring related operating expenses, and settlement fees and related administrative expenses. Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
GAAP total operating expenses, as reported	$205,513	$194,895
Adjustments:
Stock-based compensation expense	(3,718)	(5,905)
Operating expenses related to non-portfolio purchasing and recovery business	(26,885)	(21,623)
Acquisition, integration and restructuring related expenses	(3,059)	(2,766)
Settlement fees and related administrative expenses	(2,988)	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$168,863	$164,601
Comparison of Results of Operations
Revenues
Our revenues consist primarily of portfolio revenue and contingent fee income.
Portfolio revenue consists of accretion revenue and Zero Basis Revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. We incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. Internal factors that may have an impact on our collections include operational activities, such as the productivity of our collection staff. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. We record allowance reversals on pool groups which have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations. Allowance reversals are included in portfolio revenue.
Total revenues were $289.0 million during the three months ended March 31, 2016, an increase of $11.2 million, or 4.0%, compared to total revenues of $277.8 million during the three months ended March 31, 2015.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2016					As of March 31, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$29,774	$28,148	94.5%	$1,722	10.5%	$—	—
2007	576	220	38.2%	147	0.1%	1,389	4.6%
2008	2,854	1,710	59.9%	322	0.6%	4,976	9.3%
2009(5)	—	—	—	—	—	—	—
2010	2,984	2,312	77.5%	—	0.9%	3,048	21.2%
2011	22,241	15,076	67.8%	—	5.6%	20,076	18.7%
2012	34,625	22,008	63.6%	—	8.2%	67,190	9.6%
2013	61,293	37,252	60.8%	—	13.9%	137,457	8.0%
2014	66,726	31,845	47.7%	—	11.9%	256,377	3.8%
2015	70,225	27,490	39.1%	—	10.3%	401,376	1.9%
2016	5,815	2,470	42.5%	—	0.9%	139,300	1.8%
Subtotal	297,113	168,531	56.7%	2,191	62.9%	1,031,189	4.2%
Europe:
2013	45,543	38,508	84.6%	—	14.4%	419,359	3.1%
2014	43,145	26,386	61.2%	—	9.8%	419,870	2.1%
2015	33,546	17,326	51.6%	—	6.5%	353,628	1.7%
2016	4,900	2,496	50.9%	—	0.9%	94,300	1.5%
Subtotal	127,134	84,716	66.6%	—	31.6%	1,287,157	2.2%
Other geographies:
ZBA(4)	1,671	1,677	100.4%	—	0.7%	—	—
2013	371	—	0.0%	—	0.0%	2,163	0.0%
2014	4,397	4,565	103.8%	—	1.7%	67,601	2.4%
2015	15,084	7,541	50.0%	—	2.8%	78,709	3.2%
2016	2,035	873	42.9%	—	0.3%	20,159	2.4%
Subtotal	23,558	14,656	62.2%	—	5.5%	168,632	2.7%
Total	$447,805	$267,903	59.8%	$2,191	100.0%	$2,486,978	3.1%

	Three Months Ended March 31, 2015					As of March 31, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$15,378	$12,547	81.6%	$2,859	4.8%	$—	—
2007	985	333	33.8%	—	0.1%	1,952	4.6%
2008	3,518	2,460	69.9%	—	0.9%	7,338	10.4%
2009	7,535	5,626	74.7%	—	2.2%	5,970	25.1%
2010	21,435	13,056	60.9%	—	5.0%	12,746	21.9%
2011	32,760	24,973	76.2%	—	9.6%	48,126	15.4%
2012	53,171	32,812	61.7%	—	12.6%	130,345	7.5%
2013	87,440	47,630	54.5%	—	18.2%	244,911	5.7%
2014	86,045	39,171	45.5%	—	15.0%	410,226	2.8%
2015	4,721	1,194	25.3%	—	0.4%	95,332	2.0%
Subtotal	312,988	179,802	57.4%	2,859	68.8%	956,946	5.3%
Europe:
2013	55,063	43,707	79.4%	—	16.7%	468,814	3.0%
2014	49,399	32,065	64.9%	—	12.3%	500,812	2.0%
2015	163	294	180.4%	—	0.1%	21,413	1.5%
Subtotal	104,625	76,066	72.7%	—	29.1%	991,039	2.5%
Other geographies:
ZBA(4)	165	165	100.0%	—	0.1%	—	—
2012	387	—	0.0%	—	0.0%	78	0.0%
2013	2,715	214	7.9%	—	0.1%	6,869	60.0%
2014	3,675	4,894	133.2%	—	1.9%	78,915	2.0%
2015	516	110	21.3%	—	0.0%	4,560	3.1%
Subtotal	7,458	5,383	72.2%	—	2.1%	90,422	1.9%
Total	$425,071	$261,251	61.5%	$2,859	100.0%	$2,038,407	3.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.
Portfolio revenue was $270.1 million during the three months ended March 31, 2016, an increase of $6.0 million, or 2.3%, compared to revenue of $264.1 million during the three months ended March 31, 2015. The increase in portfolio revenue during the three months ended March 31, 2016 compared to 2015 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our merger and acquisition related activities, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the three months ended March 31, 2016, we recorded a net portfolio allowance reversal of $2.2 million, compared to a net portfolio allowance reversal of $2.9 million during the three months ended March 31, 2015. We expect portfolio allowance reversals for certain ZBA pool groups with remaining allowance reserves to decrease over time as the related collections on those ZBA pool groups decrease.
Other revenues were $18.9 million and $13.7 million for the three months ended March 31, 2016 and 2015, respectively. Other revenues primarily represent contingent fee income earned on accounts collected on behalf of others, primarily credit originators. The increase in other revenues was primarily attributable to contingent fee income earned at our recently acquired subsidiaries.
Operating Expenses
Total operating expenses were $205.5 million during the three months ended March 31, 2016, an increase of $10.6 million, or 5.4%, compared to total operating expenses of $194.9 million during the three months ended March 31, 2015.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $4.0 million, or 6.2%, to $69.6 million during the three months ended March 31, 2016, from $65.6 million during the three months ended March 31, 2015. The increase was primarily the result of increases in headcount and related compensation expense of $9.1 million in our international subsidiaries as a result of our growing global expansion, offset by a decrease in stock-based compensation expense of $2.2 million and decreases in salaries and employee benefits at our domestic sites.
Stock-based compensation decreased $2.2 million, or 37.0% to $3.7 million during the three months ended March 31, 2016, from $5.9 million during the three months ended March 31, 2015. The decrease was primarily attributable to lower fair value of equity awards granted in recent periods and expense reversals resulting from adjustments to estimated vesting of certain performance-based awards.
Cost of Legal Collections
The cost of legal collections decreased $0.7 million, or 1.3%, to $54.3 million during the three months ended March 31, 2016, as compared to $55.0 million during the three months ended March 31, 2015. These costs represent contingent fees paid to our network of attorneys and the cost of litigation. Gross legal collections were $187.9 million during the three months ended March 31, 2016, up from $177.1 million collected during the three months ended March 31, 2015. The cost of legal collections as a percentage of gross collections through this channel was 28.9% during the three months ended March 31, 2016, a decrease from 31.1% during corresponding period in 2015. The cost of legal collections as a percentage of gross collections through this channel in the United States was 29.7% and 31.3% during the three months ended March 31, 2016 and 2015, respectively. The decrease in the cost of legal collections was due to a reduction in upfront court costs spent as a result of fewer accounts placed in this channel as compared to the prior period. The cost of legal collections as a percentage of gross collections through this channel in Europe was 26.0% and 29.3% during the three months ended March 31, 2016 and 2015, respectively. During 2015, Cabot expanded the number of accounts placed into the legal collection channel, which resulted in increased cost of legal collections and cost to collect in this channel. We expect collections to increase as a result of our investment in this liquidation channel, which we anticipate will result in a lower cost of legal collections as compared to the prior periods. However, we expect that the cost of legal collections in Europe will remain elevated as we continue our investment in the legal collection channel.
Other Operating Expenses
Other operating expenses increased $2.0 million, or 8.3%, to $26.3 million during the three months ended March 31, 2016, from $24.3 million during the three months ended March 31, 2015. The increase in other operating expenses for the three months ended March 31, 2016, as compared to the prior period, was primarily due to increased costs relating to various operation support activities, including skip tracing, media requests and bank charges.
Collection Agency Commissions
During the three months ended March 31, 2016, we incurred $10.1 million in commissions to third-party collection agencies, or 18.4% of the related gross collections of $55.0 million. During the period, the commission rate as a percentage of related gross collections was 12.7% and 21.3% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended March 31, 2015, we incurred $10.7 million in commissions, or 18.3%, of the related gross collections of $58.2 million. During the period, the commission rate as a percentage of related gross collections was 15.8% and 19.5% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses increased $4.0 million, or 13.0%, to $35.2 million during the three months ended March 31, 2016, from $31.2 million during the three months ended March 31, 2015. Excluding acquisition, integration and restructuring related expenses and settlement fees and related administrative expenses of $4.9 million and $1.6 million during the three months ended March 31, 2016 and 2015, respectively, general and administrative expenses increased $0.8 million, or 2.8%, to $30.4 million during the three months ended March 31, 2016, from $29.6 million during the three months ended March 31, 2015. The increase was primarily due to increased regulatory and legislative costs, and general increases in expenses to support our growth.
Depreciation and Amortization
Depreciation and amortization expense increased $1.8 million, or 21.2%, to $9.9 million during the three months ended March 31, 2016, from $8.1 million during the three months ended March 31, 2015. The increase was primarily attributable to additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.
Cost per Dollar Collected
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

	Three Months Ended March 31,
	2016	2015
United States	39.2%	40.9%
Europe	33.7%	33.2%
Other geographies	40.0%	29.0%
Overall cost per dollar collected	37.7%	38.8%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended March 31, 2016 was 37.7%, down 110 basis points from 38.8% during the prior period, primarily due to improved cost-to-collect in the United States. To counter higher prices in the U.S. market, we implemented innovative consumer-centric programs aimed at increasing liquidations. These programs were initiated in the beginning of 2014 and have become increasingly successful. Although Cabot’s cost-to-collect increased 50 basis points as compared to the prior period, it continues to trend lower than our overall cost-to-collect because its portfolio includes many consumers who are already on payment plans and historically involves little litigation. As more of Cabot’s accounts are serviced through its legal channel, we expect to see incremental net collections and a higher overall cost-to-collect. As we continue to grow our presence in the Latin American market, we expect to incur upfront cost in building our collection channels. As a result, cost-to-collect in this region may become elevated in the near term and may fluctuate over time.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the changing regulatory and legislative environment.
Interest Expense
Interest expense increased $8.4 million to $50.7 million during the three months ended March 31, 2016, from $42.3 million during the three months ended March 31, 2015.
The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Stated interest on debt obligations	$41,386	$34,519	$6,867	19.9%
Interest expense on preferred equity certificates	6,329	5,982	347	5.8%
Amortization of loan fees and other loan costs	3,040	2,071	969	46.8%
Amortization of debt discount	2,554	2,278	276	12.1%
Accretion of debt premium	(2,618)	(2,547)	(71)	2.8%
Total interest expense	$50,691	$42,303	$8,388	19.8%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense was primarily attributable to increased debt levels in Europe related to additional borrowings to finance recent acquisitions and portfolio purchases.
Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses and interest income. Other income was $7.1 million during the three months ended March 31, 2016, up from $2.1 million during the three months ended March 31, 2015. The increase was primarily due to a gain of $5.4 million on foreign currency exchange forward contracts recognized by Cabot during the three months ended March 31, 2016. In January 2016, Cabot began entering into currency exchange forward contracts to reduce the short-term effects of currency exchange rate fluctuations between British Pounds and Euro resulting from the net asset or liability positions within its Euro functional currency entities. These contracts generally mature within one to three months and serve as economic hedges. The primary risk managed by using forward contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized as other income or other expense based on the changes in fair value.
Provision for Income Taxes
We recorded income tax provisions for income from continuing operations of $10.1 million and $14.6 million, during the three months ended March 31, 2016 and 2015, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2016	2015
Federal provision	35.0%	35.0%
State provision	6.2%	8.2%
State benefit	(2.2)%	(2.9)%
Tax reserves	0.0%	0.1%
International benefit(1)	(9.8)%	(6.0)%
Permanent items(2)	0.8%	0.2%
Other(3)	(4.6)%	0.0%
Effective rate	25.4%	34.6%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and an IRS audit settlement.
The effective tax rate decreased during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, as a result of earnings realized in countries with lower statutory tax rates than the U.S. federal tax rate and as a result of a favorable IRS audit settlement. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2016 and 2015 was immaterial.
Supplemental Performance Data
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool. For purposes of calculating IRRs, the collection forecast of each pool is estimated to be up to 120 months.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2016
		<2007	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total(2)	CCM(3)
Purchased consumer receivables:
United States:
<2007	$719,081	$1,377,276	$286,676	$183,982	$114,648	$73,397	$52,137	$36,955	$28,242	$22,012	$18,835	$4,097	$2,198,257	3.1
2007	204,064	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	12,002	2,384	518,292	2.5
2008	227,755	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	4,839	609,004	2.7
2009	253,004	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	8,468	769,692	3.0
2010	345,423	—	—	—	—	125,465	284,541	215,088	150,558	106,079	80,051	16,065	977,847	2.8
2011	383,656	—	—	—	—	—	122,224	300,536	225,451	154,847	112,659	22,241	937,958	2.4
2012	466,608	—	—	—	—	—	—	186,472	319,114	233,045	155,647	30,465	924,743	2.0
2013	513,293	—	—	—	—	—	—	—	217,245	372,967	276,552	56,929	923,693	1.8
2014	519,429	—	—	—	—	—	—	—	—	144,178	307,814	66,726	518,718	1.0
2015	479,091	—	—	—	—	—	—	—	—	—	105,588	69,839	175,427	0.4
2016	131,286	—	—	—	—	—	—	—	—	—	—	5,806	5,806	—
Subtotal	4,242,690	1,377,276	354,724	398,303	487,458	604,006	755,392	939,746	1,083,638	1,135,680	1,135,355	287,859	8,559,437	2.0
Europe:
2013	619,079	—	—	—	—	—	—	—	134,259	249,307	212,129	45,543	641,238	1.0
2014	630,347	—	—	—	—	—	—	—	—	135,549	198,127	43,145	376,821	0.6
2015	423,451	—	—	—	—	—	—	—	—	—	65,870	33,546	99,416	0.2
2016	93,499	—	—	—	—	—	—	—	—	—	—	4,900	4,900	0.1
Subtotal	1,766,376	—	—	—	—	—	—	—	134,259	384,856	476,126	127,134	1,122,375	0.6
Other geographies:
2012	6,569	—	—	—	—	—	—	—	3,848	2,561	1,208	208	7,825	1.2
2013	29,568	—	—	—	—	—	—	—	6,617	17,615	10,334	1,072	35,638	1.2
2014	88,227	—	—	—	—	—	—	—	—	9,652	16,062	4,397	30,111	0.3
2015	91,290	—	—	—	—	—	—	—	—	—	15,061	15,084	30,145	0.3
2016	20,784	—	—	—	—	—	—	—	—	—	—	2,797	2,797	0.1
Subtotal	236,438	—	—	—	—	—	—	—	10,465	29,828	42,665	23,558	106,516	0.5
Purchased U.S. bankruptcy receivables:
2010	11,971	—	—	—	—	388	4,247	5,598	6,248	5,914	3,527	270	26,192	2.2
2011	1,642	—	—	—	—	—	1,372	1,413	1,070	333	247	65	4,500	2.7
2012	83,159	—	—	—	—	—	—	1,249	31,020	26,207	21,267	4,160	83,903	1.0
2013	39,833	—	—	—	—	—	—	—	12,806	24,679	21,516	4,364	63,365	1.6
2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—
2015	24,372	—	—	—	—	—	—	—	—	—	22	386	408	—
2016	11,075	—	—	—	—	—	—	—	—	—	—	9	9	—
Subtotal	172,052	—	—	—	—	388	5,619	8,260	51,144	57,133	46,579	9,254	178,377	1.0
Total	$6,417,556	$1,377,276	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$447,805	$9,966,705	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2016, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2016 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Purchased consumer receivables:
United States:
<2006	$578,055	$1,867,745	$8,019	$1,875,764	3.2
2006	141,026	330,512	6,395	336,907	2.4
2007	204,064	518,292	15,762	534,054	2.6
2008	227,755	609,004	31,813	640,817	2.8
2009	253,004	769,692	57,696	827,388	3.3
2010	345,423	977,847	109,355	1,087,202	3.1
2011	383,656	937,958	110,752	1,048,710	2.7
2012	466,608	924,743	221,917	1,146,660	2.5
2013	513,293	923,693	485,088	1,408,781	2.7
2014	519,429	518,718	573,526	1,092,244	2.1
2015	479,091	175,427	660,424	835,851	1.7
2016	131,286	5,806	218,731	224,537	1.7
Subtotal	4,242,690	8,559,437	2,499,478	11,058,915	2.6
Europe:
2013	619,079	641,238	1,058,486	1,699,724	2.7
2014	630,347	376,821	852,806	1,229,627	2.0
2015	423,451	99,416	666,972	766,388	1.8
2016	93,499	4,900	166,134	171,034	1.8
Subtotal	1,766,376	1,122,375	2,744,398	3,866,773	2.2
Other geographies:
2012	6,569	7,825	2,243	10,068	1.5
2013	29,568	35,638	7,676	43,314	1.5
2014	88,227	30,111	134,849	164,960	1.9
2015	91,290	30,145	163,837	193,982	2.1
2016	20,784	2,797	50,006	52,803	2.5
Subtotal	236,438	106,516	358,611	465,127	2.0
Purchased U.S. bankruptcy receivables:
2010	11,971	26,192	233	26,425	2.2
2011	1,642	4,500	52	4,552	2.8
2012	83,159	83,903	15,217	99,120	1.2
2013	39,833	63,365	6,175	69,540	1.7
2014	—	—	—	—	—
2015	24,372	408	27,904	28,312	1.2
2016	11,075	9	12,890	12,899	1.2
Subtotal	172,052	178,377	62,471	240,848	1.4
Total	$6,417,556	$9,966,705	$5,664,958	$15,631,663	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through March 31, 2016, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for purchased consumer receivables includes $116.3 million related to accounts that converted to bankruptcy after purchase.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2016(3)	2017	2018	2019	2020	2021	2022	2023	2024	>2024	Total
Purchased consumer receivables:
United States:
<2006	$3,004	$2,607	$1,439	$772	$197	$—	$—	$—	$—	$—	$8,019
2006	2,425	1,881	1,041	585	332	131	—	—	—	—	6,395
2007	5,271	4,388	2,655	1,627	998	613	210	—	—	—	15,762
2008	9,555	8,903	5,274	3,405	2,129	1,332	848	367	—	—	31,813
2009	19,760	15,193	9,240	5,691	3,285	2,066	1,317	838	306	—	57,696
2010	36,199	29,393	15,862	10,335	6,794	4,416	2,871	1,866	1,213	406	109,355
2011	35,719	34,763	13,926	8,454	5,486	4,575	3,199	2,079	1,351	1,200	110,752
2012	65,027	65,719	33,870	21,142	13,594	8,854	5,694	3,302	2,146	2,569	221,917
2013	116,951	124,329	83,613	55,738	37,589	25,160	16,475	10,477	6,063	8,693	485,088
2014	131,451	151,470	101,293	64,504	42,357	27,251	19,371	13,699	9,279	12,851	573,526
2015	137,208	178,074	125,971	82,650	52,600	30,595	19,851	14,123	9,823	9,529	660,424
2016	30,988	67,611	46,570	28,581	17,806	10,446	6,418	4,513	3,213	2,585	218,731
Subtotal	593,558	684,331	440,754	283,484	183,167	115,439	76,254	51,264	33,394	37,833	2,499,478
Europe:
2013	140,576	183,879	166,474	146,809	130,739	116,054	103,812	70,143	—	—	1,058,486
2014	106,890	146,080	131,663	115,285	101,071	87,950	76,616	67,963	19,288	—	852,806
2015	74,186	103,802	103,942	87,343	72,443	61,561	54,108	47,701	41,795	20,091	666,972
2016	19,167	29,973	25,561	21,248	17,579	14,316	11,799	9,976	8,593	7,922	166,134
Subtotal	340,819	463,734	427,640	370,685	321,832	279,881	246,335	195,783	69,676	28,013	2,744,398
Other geographies:
2012	498	533	400	290	222	187	113	—	—	—	2,243
2013	2,267	2,280	1,575	766	457	199	114	18	—	—	7,676
2014	11,375	16,811	46,085	40,291	13,485	2,156	1,600	1,591	1,455	—	134,849
2015	35,931	40,142	30,870	22,503	16,506	9,968	4,364	1,528	1,095	930	163,837
2016	6,936	11,597	12,047	8,781	6,176	3,228	569	294	211	167	50,006
Subtotal	57,007	71,363	90,977	72,631	36,846	15,738	6,760	3,431	2,761	1,097	358,611
Purchased U.S. bankruptcy receivables:
2010	233	—	—	—	—	—	—	—	—	—	233
2011	50	2	—	—	—	—	—	—	—	—	52
2012	7,719	5,756	1,742	—	—	—	—	—	—	—	15,217
2013	4,306	1,869	—	—	—	—	—	—	—	—	6,175
2014	—	—	—	—	—	—	—	—	—	—	—
2015	1,058	5,781	7,250	6,947	5,498	848	223	145	99	55	27,904
2016	170	2,134	3,130	3,281	2,910	968	130	76	51	40	12,890
Subtotal	13,536	15,542	12,122	10,228	8,408	1,816	353	221	150	95	62,471
Total	$1,004,920	$1,234,970	$971,493	$737,028	$550,253	$412,874	$329,702	$250,699	$105,981	$67,038	$5,664,958
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)
ERC for purchased consumer receivables includes $116.3 million related to accounts that converted to bankruptcy after purchase. The collection forecast of each pool is generally estimated up to 120 months based on the expected collection period of each pool in the United States and in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2016 amount consists of nine months data from April 1, 2016 to December 31, 2016.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2016	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Purchased consumer receivables:
United States:
2007	$1,389	$204,064	0.7%	0.1%
2008	4,976	227,755	2.2%	0.5%
2009	—	253,004	0.0%	0.0%
2010	3,048	345,423	0.9%	0.3%
2011	20,076	383,656	5.2%	2.1%
2012	53,367	466,608	11.4%	5.5%
2013	134,373	513,293	26.2%	13.7%
2014	256,377	519,429	49.4%	26.2%
2015	376,926	479,091	78.7%	38.5%
2016	128,191	131,286	97.6%	13.1%
Subtotal	978,723	3,523,609	27.8%	100.0%
Europe:
2013	419,359	619,079	67.7%	32.6%
2014	419,870	630,347	66.6%	32.6%
2015	353,628	423,451	83.5%	27.5%
2016	94,300	93,499	100.9%	7.3%
Subtotal	1,287,157	1,766,376	72.9%	100.0%
Other geographies:
2013	2,163	29,568	7.3%	1.3%
2014	67,601	88,227	76.6%	40.1%
2015	78,709	91,290	86.2%	46.7%
2016	20,159	20,784	97.0%	11.9%
Subtotal	168,632	229,869	73.4%	100.0%
Purchased U.S. bankruptcy receivables:
2012	13,823	83,159	16.6%	26.3%
2013	3,084	39,833	7.7%	5.9%
2014	—	—	0.0%	0.0%
2015	24,450	24,372	100.3%	46.6%
2016	11,109	11,075	100.3%	21.2%
Subtotal	52,466	158,439	33.1%	100.0%
Total	$2,486,978	$5,678,293	43.8%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

Estimated Future Amortization of Portfolios
As of March 31, 2016, we had $2.5 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Purchased Consumer Receivables United States	Purchased Consumer Receivables Europe	Purchased Consumer Receivables Other Geographies	Purchased U.S. Bankruptcy Receivables	Total Amortization
2016(1)	$162,892	$91,830	$12,137	$8,739	$275,598
2017	277,234	163,296	17,152	12,756	470,438
2018	194,856	172,781	48,651	10,875	427,163
2019	124,772	158,796	47,975	9,481	341,024
2020	82,776	150,962	25,115	8,093	266,946
2021	52,204	149,850	8,506	1,750	212,310
2022	36,689	159,827	5,545	324	202,385
2023	26,202	157,699	2,021	269	186,191
2024	15,193	56,246	794	179	72,412
2025	5,552	24,996	632	—	31,180
2026	353	874	104	—	1,331
Total	$978,723	$1,287,157	$168,632	$52,466	$2,486,978
________________________

(1)	2016 amount consists of nine months data from April 1, 2016 to December 31, 2016.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of March 31,
	2016		2015
	Domestic	International	Domestic(1)	International
General & Administrative	937	2,167	980	1,601
Internal Legal Account Manager	26	172	40	89
Account Manager	231	3,131	301	2,391
	1,194	5,470	1,321	4,081
________________________

(1)	Headcount as of March 31, 2015 includes 84 Propel employees.

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2014(1)	1,104	$4,288,159	$467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(1)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015

	(Unaudited)
Net cash provided by operating activities	$31,853	$19,390
Net cash provided by investing activities	18,796	4,491
Net cash used in financing activities	(61,487)	(12,273)
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
Net cash provided by operating activities was $31.9 million and $19.4 million during the three months ended March 31, 2016 and 2015, respectively. Cash provided by operating activities during the three months ended March 31, 2016 was primarily related to net income of $26.6 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the three months ended March 31, 2015 was primarily related to net income of $30.0 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash provided by investing activities was $18.8 million and $4.5 million during the three months ended March 31, 2016 and 2015, respectively.
The cash flows provided by investing activities during the three months ended March 31, 2016 were primarily related to collection proceeds applied to the principal of our receivable portfolios in the amount of $180.8 million, offset by receivable portfolio purchases of $281.0 million. The cash flows provided by investing activities during the three months ended March 31, 2015 were primarily related to collection proceeds applied to the principal of our receivable portfolios in the amount of $164.2 million, offset by receivable portfolio purchases of $143.2 million.

Capital expenditures for fixed assets acquired with internal cash flows were $2.3 million and $4.3 million for three months ended March 31, 2016 and 2015, respectively.
Financing Cash Flows
Net cash used in financing activities was $61.5 million and $12.3 million during the three months ended March 31, 2016 and 2015, respectively. Net cash used in financing activities from discontinued operations was $15.5 million and $0.2 million, during the three months ended March 31, 2016 and 2015, respectively.
The cash used in financing activities during the three months ended March 31, 2016 primarily reflects $235.2 million in repayments, offset by $185.9 million in borrowings under our credit facilities. The cash used in financing activities during the three months ended March 31, 2015 primarily reflects $124.4 million in repayments of amounts outstanding under our credit facilities and $10.4 million in repayments of notes, offset by $134.3 million in borrowings under our credit facilities.
Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, convertible debt offerings, and equity offerings. From time to time, depending on the capital markets, we consider additional financings to fund our operations and acquisitions. Our primary cash requirements have included the purchase of receivable portfolios, the acquisition of U.S. and international entities, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
On March 24, 2016, we amended our revolving credit facility and term loan facility pursuant to Amendment No. 3 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $742.6 million (the “Revolving Credit Facility”), a term loan facility of $158.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million ($55.0 million of which was exercised in November 2015). The Senior Secured Credit Facilities have a five-year maturity, expiring in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of March 31, 2016, we had $637.1 million outstanding and $228.2 million of availability under the Senior Secured Credit Facilities, excluding the $195.0 million available under the accordion.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £200.0 million (the “Cabot Credit Facility”). The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of March 31, 2016, we had £100.5 million (approximately $144.5 million) outstanding and £99.5 million (approximately $143.1 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at March 31, 2016 consisted of $27.2 million held by U.S.-based entities and $117.4 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses. The divestiture of Propel provided liquidity to deleverage our company and paid down our debt. Additionally, it is expected to improve our overall corporate return on invested capital and provide us additional liquidity for increased investment capital flexibility.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At March 31, 2016, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Interest Rates. At March 31, 2016, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 – Exhibits

2.1
Securities Purchase Agreement, dated February 19, 2016, by and among Encore Capital Group, Inc. and certain funds affiliated with Prophet Capital Asset Management LP (incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

2.2
Letter Agreement Amendment, dated March 23, 2016, related to the Securities Purchase Agreement, dated February 19, 2016, by and among Encore Capital Group, Inc. and certain funds affiliated with Prophet Capital Asset Management LP (filed herewith)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1+	Form of Performance Stock Grant Notice and Agreement (TSR) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.2+	Form of Restricted Stock Award Grant Notice and Agreement (Executive - Umbrella) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.3+	Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.4
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated March 24, 2016, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.5
Amendment No. 5, dated March 24, 2016, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

+	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Jonathan C. Clark
Jonathan C. Clark
Executive Vice President,
Chief Financial Officer and Treasurer
Date: May 10, 2016