Form 10-Q
period 2016-06-30
ENCORE CAPITAL GROUP INC
filed 2016-08-04
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2016
Common Stock, $0.01 par value	25,526,835 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$139,009	$123,993
Investment in receivable portfolios, net	2,469,593	2,440,669
Property and equipment, net	67,428	72,546
Deferred court costs, net	69,150	75,239
Other assets	184,721	148,762
Goodwill	840,544	924,847
Assets associated with discontinued operations	—	388,763
Total assets	$3,770,445	$4,174,819
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$217,215	$290,608
Debt	2,849,066	2,944,063
Other liabilities	30,451	59,226
Liabilities associated with discontinued operations	—	232,434
Total liabilities	3,096,732	3,526,331
Commitments and contingencies
Redeemable noncontrolling interest	40,736	38,624
Redeemable equity component of convertible senior notes	4,588	6,126
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,527 shares and 25,288 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	255	253
Additional paid-in capital	112,959	110,533
Accumulated earnings	598,771	543,489
Accumulated other comprehensive loss	(92,536)	(57,822)
Total Encore Capital Group, Inc. stockholders’ equity	619,449	596,453
Noncontrolling interest	8,940	7,285
Total equity	628,389	603,738
Total liabilities, redeemable equity and equity	$3,770,445	$4,174,819
The following table includes assets that can only be used to settle the liabilities of the Company’s consolidated variable interest entities (“VIEs”) and the creditors of the VIEs have no recourse to the Company. These assets and liabilities are included in the consolidated statements of financial condition above. See Note 11, “Variable Interest Entity” for additional information on the Company’s VIE.

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$37,464	$50,483
Investment in receivable portfolios, net	1,176,446	1,197,513
Property and equipment, net	16,447	19,767
Deferred court costs, net	33,018	33,296
Other assets	45,711	31,679
Goodwill	637,156	706,812
Assets associated with discontinued operations	—	92,985
Liabilities
Accounts payable and accrued liabilities	$92,210	$142,375
Debt	1,637,825	1,665,009
Other liabilities	719	839
Liabilities associated with discontinued operations	—	58,923
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Revenue from receivable portfolios, net	$267,452	$270,301	$537,546	$534,411
Other revenues	21,990	12,361	40,913	26,033
Total revenues	289,442	282,662	578,459	560,444
Operating expenses
Salaries and employee benefits	75,499	65,569	145,141	131,121
Cost of legal collections	46,807	57,076	101,115	112,074
Other operating expenses	24,946	21,735	51,289	46,061
Collection agency commissions	9,274	8,466	19,394	19,151
General and administrative expenses	32,934	37,638	68,173	68,835
Depreciation and amortization	8,235	7,878	18,096	16,015
Total operating expenses	197,695	198,362	403,208	393,257
Income from operations	91,747	84,300	175,251	167,187
Other (expense) income
Interest expense	(50,597)	(46,250)	(101,288)	(88,553)
Other income	3,134	395	10,258	2,512
Total other expense	(47,463)	(45,855)	(91,030)	(86,041)
Income before income taxes	44,284	38,445	84,221	81,146
Provision for income taxes	(13,451)	(14,921)	(23,599)	(29,535)
Income from continuing operations	30,833	23,524	60,622	51,611
Income (loss) from discontinued operations, net of tax	—	1,661	(3,182)	3,541
Net income	30,833	25,185	57,440	55,152
Net (income) loss attributable to noncontrolling interest	(1,245)	2,472	(2,158)	1,930
Net income attributable to Encore Capital Group, Inc. stockholders	$29,588	$27,657	$55,282	$57,082
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$29,588	$25,996	$58,464	$53,541
Income (loss) from discontinued operations, net of tax	—	1,661	(3,182)	3,541
Net income	$29,588	$27,657	$55,282	$57,082

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$1.15	$1.00	$2.28	$2.06
Discontinued operations	$—	$0.07	$(0.12)	$0.14
Net basic earnings per share	$1.15	$1.07	$2.16	$2.20
Diluted earnings (loss) per share from:
Continuing operations	$1.14	$0.97	$2.26	$1.97
Discontinued operations	$—	$0.06	$(0.12)	$0.14
Net diluted earnings per share	$1.14	$1.03	$2.14	$2.11

Weighted average shares outstanding:
Basic	25,742	25,885	25,646	25,978
Diluted	25,874	26,919	25,871	27,117
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$30,833	$25,185	$57,440	$55,152
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized (loss) gain on derivative instruments	(562)	(271)	(496)	589
Income tax effect	220	107	194	(240)
Unrealized (loss) gain on derivative instruments, net of tax	(342)	(164)	(302)	349
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(23,866)	8,173	(35,765)	(12,859)
Income tax effect	32	253	1,353	(1,364)
Unrealized (loss) gain on foreign currency translation, net of tax	(23,834)	8,426	(34,412)	(14,223)
Other comprehensive (loss) income, net of tax	(24,176)	8,262	(34,714)	(13,874)
Comprehensive income	6,657	33,447	22,726	41,278
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss	(1,245)	2,472	(2,158)	1,930
Unrealized (gain) loss on foreign currency translation	(1,260)	(930)	(922)	652
Comprehensive (income) loss attributable to noncontrolling interest	(2,505)	1,542	(3,080)	2,582
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$4,152	$34,989	$19,646	$43,860
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$57,440	$55,152
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	1,352	(3,541)
Depreciation and amortization	18,096	16,015
Non-cash interest expense, net	19,242	17,182
Stock-based compensation expense	8,869	12,103
Gain on derivative instruments, net	(7,531)	—
Deferred income taxes	(25,002)	765
Excess tax benefit from stock-based payment arrangements	—	(1,479)
Loss on sale of discontinued operations, net of tax	1,830	—
Reversal of allowances on receivable portfolios, net	(4,670)	(7,219)
Changes in operating assets and liabilities
Deferred court costs and other assets	(666)	(13,437)
Prepaid income tax and income taxes payable	5,260	(25,830)
Accounts payable, accrued liabilities and other liabilities	(27,236)	(5,616)
Net cash provided by operating activities from continuing operations	46,984	44,095
Net cash provided by operating activities from discontinued operations	2,096	3,317
Net cash provided by operating activities	49,080	47,412
Investing activities:
Cash paid for acquisitions, net of cash acquired	(675)	(237,873)
Proceeds from divestiture of business, net of cash divested	106,041	—
Purchases of receivable portfolios, net of put-backs	(517,665)	(356,302)
Collections applied to investment in receivable portfolios, net	351,219	334,587
Purchases of property and equipment	(10,094)	(10,642)
Other, net	3,502	—
Net cash used in investing activities from continuing operations	(67,672)	(270,230)
Net cash provided by (used in) used in investing activities from discontinued operations	14,685	(61,652)
Net cash used in investing activities	(52,987)	(331,882)
Financing activities:
Payment of loan costs	(2,934)	(6,574)
Proceeds from credit facilities	288,750	741,665
Repayment of credit facilities	(307,946)	(357,496)
Repayment of senior secured notes	(11,256)	(7,500)
Repayment of securitized notes	(935)	(22,694)
Repurchase of common stock	—	(33,185)
Taxes paid related to net share settlement of equity awards	(4,068)	(5,260)
Excess tax benefit from stock-based payment arrangements	—	1,479
Proceeds from other debt	34,946	—
Other, net	(7,779)	(6,640)
Net cash (used in) provided by financing activities	(11,222)	303,795
Net (decrease) increase in cash and cash equivalents	(15,129)	19,325
Effect of exchange rate changes on cash and cash equivalents	545	(5,330)
Cash and cash equivalents, beginning of period	153,593	124,163
Cash and cash equivalents, end of period	139,009	138,158
Cash and cash equivalents of discontinued operations, end of period	—	34,917
Cash and cash equivalents of continuing operations, end of period	$139,009	$103,241
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively with Encore, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings.
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
Basis of Consolidation
The condensed consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entity,” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. Most importantly, the standard eliminates current accounting model for loans and debt securities acquired with deteriorated credit quality, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios. Under this new standard, entities will gross up the initial amortized cost for the purchased financial assets with credit deterioration, the initial amortized cost will be the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. ASU 2016-05 and ASU 2016-06 are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
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
Change in Accounting Principle
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective beginning January 1, 2016, with early adoption permitted. The update requires retrospective application and represents a change in accounting principle. The Company adopted ASU 2015-03 in the first quarter of 2016 and the retrospective application of this change in accounting principle on the consolidated balance sheet as of December 31, 2015 reclassified debt issuance costs of $41.7 million, which were previously presented as other assets, as a reduction to the carrying value of the debt by the same amount. The adoption did not have an impact on the Company's condensed consolidated statements of operations or statements of cash flows in any period.
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
The following table presents the results of the discontinued operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$7,694	$4,950	$15,575
Salaries and employee benefits	—	(1,976)	(2,860)	(4,172)
Other operating expenses	—	(1,280)	(1,473)	(2,188)
General and administrative expenses	—	(1,528)	(1,551)	(2,943)
Depreciation and amortization	—	(206)	(127)	(419)
Income (loss) from discontinued operations, before income taxes	—	2,704	(1,061)	5,853
Loss on sale of discontinued operations, before income taxes	—	—	(3,000)	—
Total income (loss) on discontinued operations, before income taxes	—	2,704	(4,061)	5,853
Income tax (provision) benefit	—	(1,043)	879	(2,312)
Total income (loss) from discontinued operations, net of tax	$—	$1,661	$(3,182)	$3,541
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding—basic	25,742	25,885	25,646	25,978
Dilutive effect of stock-based awards	132	196	225	283
Dilutive effect of convertible senior notes	—	838	—	856
Weighted average common shares outstanding—diluted	25,874	26,919	25,871	27,117
Anti-dilutive employee stock options outstanding were zero or negligible during the periods presented above.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$6,828	$—	$6,828
Liabilities
Foreign currency exchange contracts	—	(3,623)	—	(3,623)
Interest rate swap agreements	—	(258)	—	(258)
Temporary Equity
Redeemable noncontrolling interests	—	—	(40,736)	(40,736)

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$718	$—	$718
Liabilities
Foreign currency exchange contracts	—	(601)	—	(601)
Interest rate swap agreements	—	(352)	—	(352)
Temporary Equity
Redeemable noncontrolling interests	—	—	(38,624)	(38,624)
Derivative Contracts:
The Company uses derivative instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. Fair values of these derivative instruments are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies.
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

The components of the change in the redeemable noncontrolling interests for the periods ended June 30, 2016 and December 31, 2015 are presented in the following table (in thousands):

Amount
Balance at December 31, 2014	$28,885
Initial redeemable noncontrolling interest related to business combinations	9,409
Net income attributable to redeemable noncontrolling interests	1,371
Adjustment of the redeemable noncontrolling interests to fair value	2,349
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,390)
Balance at December 31, 2015	38,624
Net income attributable to redeemable noncontrolling interests	1,278
Adjustment of the redeemable noncontrolling interests to fair value	1,756
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(922)
Balance at June 30, 2016	$40,736
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 10.5%, respectively, for U.S. portfolios, approximately 30.0% and 12.1%, respectively, for Europe portfolios and approximately 32.3% and 11.0%, respectively for other geographies. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of June 30, 2016 and December 31, 2015. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and Europe portfolios by approximately $42.6 million and $53.3 million, respectively, as of June 30, 2016. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.5 billion and $2.4 billion as of June 30, 2016 and December 31, 2015, respectively.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.
Debt:
The majority of Encore and its subsidiaries’ borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, Cabot’s senior secured notes and borrowings under its revolving credit facility, and other borrowing under revolving credit facilities at certain of the Company’s subsidiaries.
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $411.5 million and $406.6 million as of June 30, 2016 and December 31, 2015, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $354.4 million and $372.2 million as of June 30, 2016 and December 31, 2015, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1.3 billion and $1.4 billion, as of June 30, 2016 and December 31, 2015, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1.3 billion and $1.4 billion as of June 30, 2016 and December 31, 2015, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of June 30, 2016 and December 31, 2015.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$160	Other assets	$718
Foreign currency exchange contracts	Other liabilities	(539)	Other liabilities	(601)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	6,668	Other assets	—
Foreign currency exchange contracts	Other liabilities	(3,084)	Other liabilities	—
Interest rate swap agreements	Other liabilities	(258)	Other liabilities	(352)
The Company has operations in foreign countries, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. To mitigate a portion of this risk, the Company enters into derivative financial instruments, principally foreign currency forward contracts with financial counterparties. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.
Derivatives Designated as Hedging Instruments
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
As of June 30, 2016, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $37.8 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.1 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the six months ended June 30, 2016 and 2015.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Foreign currency exchange contracts	$(207)	$(395)	Salaries and employee benefits	$274	$(164)	Other (expense) income	$—	$—
Foreign currency exchange contracts	(36)	(70)	General and administrative expenses	46	(31)	Other (expense) income	—	—

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Foreign currency exchange contracts	$295	$77	Salaries and employee benefits	$532	$(315)	Other (expense) income	$—	$—
Foreign currency exchange contracts	(190)	150	General and administrative expenses	69	(47)	Other (expense) income	—	—
Derivatives Not Designated as Hedging Instruments
In 2016, Encore and its Cabot subsidiary collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. Before the effect of income tax and noncontrolling interest, the net gain on these derivative contracts recognized in the Company’s condensed consolidated statements of operations was $2.0 million and $7.4 million during the three and six months ended June 30, 2016, respectively.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign currency exchange contracts (1)	Other income (expense)	$1,990	$—	$7,376	$—
________________________

(1)
After the effect of income tax and noncontrolling interest, the net impact of the derivative contracts to consolidated net income from continuing operations attributable to Encore was a loss of $0.2 million and a gain of $1.6 million during the three and six months ended June 30, 2016, respectively.

Note 7: Investment in Receivable Portfolios, Net
In accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, discrete receivable portfolio purchases during the same fiscal quarter are aggregated into pools based on common risk characteristics. Common risk characteristics include risk ratings (e.g. FICO or similar scores), financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card and telecom, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic region or location. Portfolios acquired in business combinations are also grouped into these pools. During any fiscal quarter in which the Company has an acquisition of an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into the pool groups for that quarter, based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The purchase cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
December 31, 2015	$3,047,640	$223,031	$3,270,671
Revenue recognized, net	(238,547)	(31,547)	(270,094)
Net additions on existing portfolios	39,538	8,071	47,609
Additions for current purchases, net	193,654	—	193,654
Effect of foreign currency translation	(64,330)	470	(63,860)
Balance at March 31, 2016	2,977,955	200,025	3,177,980
Revenue recognized, net	(233,714)	(33,738)	(267,452)
Net additions on existing portfolios	59,459	95,135	154,594
Additions for current purchases, net	183,217	—	183,217
Effect of foreign currency translation	(181,223)	245	(180,978)
Balance at June 30, 2016	$2,805,694	$261,667	$3,067,361

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2014	$2,993,321	$66,392	$3,059,713
Revenue recognized, net	(248,539)	(15,571)	(264,110)
Net additions on existing portfolios	228,560	39,661	268,221
Additions for current purchases, net	85,907	—	85,907
Effect of foreign currency translation	(108,046)	(54)	(108,100)
Balance at March 31, 2015	2,951,203	90,428	3,041,631
Revenue recognized, net	(243,425)	(26,876)	(270,301)
Net additions on existing portfolios	(40,337)	74,587	34,250
Additions for current purchases, net	395,009	—	395,009
Effect of foreign currency translation	131,654	(1)	131,653
Balance at June 30, 2015	$3,194,104	$138,138	$3,332,242
During the three months ended June 30, 2016, the Company purchased receivable portfolios with a face value of $2.8 billion for $233.1 million, or a purchase cost of 8.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2016 amounted to $416.9 million. During the three months ended June 30, 2015, the Company purchased receivable portfolios with a face value of $5.5 billion for $418.8 million, or a purchase cost of 7.6% of face value. Purchases of charged-off credit card portfolios during the three months ended June 30, 2015, include $216.0 million of portfolios acquired in connection with the dlc Acquisition. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2015, amounted to $806.5 million.
During the six months ended June 30, 2016, the Company purchased receivable portfolios with a face value of $6.4 billion for $489.9 million, or a purchase cost of 7.7% of face value. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2016 amounted to $875.5 million. During the six months ended June 30, 2015, the Company purchased receivable portfolios with a face value of $6.6 billion for $543.9 million, or a purchase cost of 8.3% of face value. Purchases of charged-off credit card portfolios during the six months ended June 30, 2015, include $216.0 million of portfolios acquired in connection with the dlc Acquisition. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2015, amounted to $1.0 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2016 and 2015, Zero Basis Revenue was approximately $33.7 million and $26.9 million, respectively. During the six months ended June 30, 2016 and 2015, Zero Basis Revenue was approximately $65.3 million and $42.4 million, respectively.
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,482,855	$4,123	$—	$2,486,978
Purchases of receivable portfolios	233,116	—	—	233,116
Transfer of portfolios	(96)	96	—	—
Gross collections(1)	(399,498)	(724)	(33,878)	(434,100)
Put-backs and Recalls(2)	(3,692)	(5)	140	(3,557)
Foreign currency adjustments	(80,432)	136	—	(80,296)
Revenue recognized	233,010	—	31,963	264,973
Portfolio allowance reversals, net	704	—	1,775	2,479
Balance, end of period	$2,465,967	$3,626	$—	$2,469,593
Revenue as a percentage of collections(3)	58.3%	0.0%	94.3%	61.0%

	Three Months Ended June 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,029,335	$9,072	$—	$2,038,407
Purchases of receivable portfolios	418,780	—	—	418,780
Gross collections(1)	(409,339)	(1,253)	(26,732)	(437,324)
Put-backs and Recalls(2)	(1,458)	(1)	(164)	(1,623)
Foreign currency adjustments	63,121	85	20	63,226
Revenue recognized	242,618	—	23,323	265,941
Portfolio allowance reversals, net	807	—	3,553	4,360
Balance, end of period	$2,343,864	$7,903	$—	$2,351,767
Revenue as a percentage of collections(3)	59.3%	0.0%	87.2%	60.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

	Six Months Ended June 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	489,869	—	—	489,869
Transfer of portfolios	(96)	96	—	—
Gross collections(1)	(815,225)	(1,357)	(65,323)	(881,905)
Put-backs and Recalls(2)	(16,577)	(11)	38	(16,550)
Foreign currency adjustments	(100,319)	283	—	(100,036)
Revenue recognized	471,088	—	61,788	532,876
Portfolio allowance reversals, net	1,173	—	3,497	4,670
Balance, end of period	$2,465,967	$3,626	$—	$2,469,593
Revenue as a percentage of collections(3)	57.8%	0.0%	94.6%	60.4%

	Six Months Ended June 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios	543,934	—	—	543,934
Gross collections(1)	(816,895)	(3,225)	(42,275)	(862,395)
Put-backs and Recalls(2)	(3,975)	(19)	(192)	(4,186)
Foreign currency adjustments	(2,248)	(1,329)	20	(3,557)
Revenue recognized	491,157	—	36,035	527,192
Portfolio allowance reversals, net	807	—	6,412	7,219
Balance, end of period	$2,343,864	$7,903	$—	$2,351,767
Revenue as a percentage of collections(3)	60.1%	0.0%	85.2%	61.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$58,397	$72,814	$60,588	$75,673
Reversal of prior allowances	(2,479)	(4,360)	(4,670)	(7,219)
Balance at end of period	$55,918	$68,454	$55,918	$68,454
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
Deferred Court Costs for the five-year deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2016	December 31, 2015
Court costs advanced	$643,251	$636,922
Court costs recovered	(254,450)	(242,899)
Court costs reserve	(319,651)	(318,784)
Deferred court costs	$69,150	$75,239
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(324,025)	$(290,383)	$(318,784)	$(279,572)
Provision for court costs	(11,479)	(18,318)	(30,376)	(37,497)
Net down of reserve after 60 months	14,096	10,469	27,073	18,394
Effect of foreign currency translation	1,757	(723)	2,436	(280)
Balance at end of period	$(319,651)	$(298,955)	$(319,651)	$(298,955)
Note 9: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Identifiable intangible assets, net	$33,125	$15,712
Prepaid expenses	22,717	21,872
Prepaid income taxes	22,277	25,839
Deferred tax assets	21,956	12,695
Other financial receivables	19,444	11,275
Service fee receivables	12,903	13,708
Derivative instruments	6,828	718
Receivable from seller	5,388	8,605
Security deposits	2,837	2,368
Other	37,246	35,970
Total	$184,721	$148,762

Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	June 30, 2016	December 31, 2015
Encore revolving credit facility	$529,000	$627,000
Encore term loan facility	137,047	143,078
Encore senior secured notes	17,494	28,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(37,002)	(41,867)
Cabot senior secured notes	1,270,764	1,360,000
Add: Debt premium	43,449	53,440
Less: Debt discount	(2,644)	(3,184)
Cabot senior revolving credit facility	129,251	54,089
Preferred equity certificates	212,716	221,516
Capital lease obligations	6,913	11,054
Other	129,336	83,342
	2,884,824	2,985,718
Less: debt issuance costs, net of amortization	(35,758)	(41,655)
Total	$2,849,066	$2,944,063
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

•
A borrowing base under the Revolving Credit Facility equal to (1) the lesser of (i) 30%-35% (depending on the trailing 12-month cost per dollar collected of Encore and its restricted subsidiaries) of all eligible non-bankruptcy estimated remaining collections, currently 33%, plus 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the sum of the aggregate principal amount outstanding of Encore’s Senior Secured Notes (as defined below) plus the aggregate principal amount outstanding under the term loans;

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
At June 30, 2016, the outstanding balance under the Restated Credit Agreement was $666.0 million, which bore a weighted average interest rate of 3.50% and 3.12% for the three months ended June 30, 2016 and 2015, respectively, and 3.49% and 3.04% for the six months ended June 30, 2016 and 2015, respectively. Available capacity under the Restated Credit Agreement, subject to borrowing base and applicable debt covenants, was $193.7 million as of June 30, 2016, not including the $195.0 million additional capacity provided by the facility’s remaining accordion feature.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of June 30, 2016, $7.2 million of the 7.375% Senior Secured Notes and $10.3 million of the 7.75% Senior Secured Notes, for an aggregate of $17.5 million, remained outstanding.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. The Senior Secured Notes are pari passu with, and are collateralized by the same collateral as, the Senior Secured Credit Facilities. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by

Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the Senior Secured Notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the purchase agreement for the Senior Secured Notes have been amended in connection with amendments to the Restated Credit Agreement in order to properly align certain provisions between the two agreements.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of June 30, 2016 are listed below.

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

The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,247	$143,645
Equity component	$14,702	$32,253	$17,355
Equity issuance cost	$788	$1,106	$581
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	June 30, 2016	December 31, 2015
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(37,002)	(41,867)
Liability component—net carrying amount	$411,498	$406,633
Equity component	$59,722	$58,184
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense—stated coupon rate	$3,297	$3,308	$6,608	$6,600
Interest expense—amortization of debt discount	2,438	2,310	4,865	4,588
Total interest expense—convertible notes	$5,735	$5,618	$11,473	$11,188
Convertible Notes Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company maintains a hedge program that increases the effective conversion price for each of the Convertible Notes. All of the hedge instruments related to the Convertible Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. In accordance with authoritative guidance, the Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.
The details of the hedge program for each of the Convertible Notes are listed below (in thousands, except conversion price):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Cost of the hedge transaction(s)	$50,595	$18,113	$19,545
Initial conversion price	$31.56	$45.72	$59.39
Effective conversion price	$60.00	$61.55	$83.14
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $110.2 million as of June 30, 2016. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount. The excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. As a result, the Company reclassified $4.6 million of the equity component to temporary equity as of June 30, 2016. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
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
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense—stated coupon rate	$27,846	$24,151	$55,489	$48,001
Interest income—accretion of debt premium	(2,694)	(2,660)	(5,312)	(5,207)
Interest expense—amortization of debt discount	257	—	384	—
Total interest expense—Cabot senior secured notes	$25,409	$21,491	$50,561	$42,794
At June 30, 2016, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was $1.3 billion.
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

At June 30, 2016, the outstanding borrowings under the Cabot Credit Facility were approximately $129.3 million. The weighted average interest rate was 4.01% and 3.79% for the three months ended June 30, 2016 and 2015, respectively, and 4.01% and 3.85% for the six months ended June 30, 2016 and 2015, respectively.
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
As of June 30, 2016, the outstanding balance of the PECs, including accrued interest, was approximately $212.7 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of June 30, 2016, the Company’s combined obligations for capital leases were approximately $6.9 million. These capital lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 5.9%.
Note 11: Variable Interest Entity
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
Note 12: Income Taxes
Income tax provisions for income from continuing operations were $13.5 million and $14.9 million during the three months ended June 30, 2016 and 2015, respectively. Income tax provisions for income from continuing operations were $23.6 million and $29.5 million during the six months ended June 30, 2016 and 2015, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	6.2%	6.9%	6.2%	6.9%
State benefit	(2.2)%	(2.4)%	(2.2)%	(2.4)%
International benefit(1)	(9.1)%	(4.5)%	(10.1)%	(5.5)%
Permanent items(2)	0.4%	3.2%	0.5%	2.1%
Other(3)	0.1%	0.6%	(1.4)%	0.3%
Effective rate	30.4%	38.8%	28.0%	36.4%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and an IRS audit settlement.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2016 and 2015, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $24.2 million and $58.5 million at June 30, 2016 and December 31, 2015, respectively. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $10.6 million and $14.9 million as of June 30, 2016 and December 31, 2015, respectively. The reduction in gross unrecognized tax benefits was due to an IRS audit settlement in 2016.
During the three and six months ended June 30, 2016, the Company did not provide for U.S. income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries during the three and six months ended June 30, 2016, was approximately $17.3 million and $34.4 million, respectively.
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
On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of the Company’s subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The Company has vigorously denied the claims asserted against it in these matters, but has agreed to a proposed settlement to avoid the burden and expense of continued litigation. Subject to court approval, settlement awards to eligible class members, as well as fees and costs, will be paid from a settlement fund of approximately $5.2 million, which has already been paid by the Company and its insurer. If the number of class members who make claims exceeds a certain level, the total settlement could increase to an amount not to exceed $5.7 million. On October 14, 2014, the district court issued an order granting final approval of the parties’ revised agreed upon settlement of this lawsuit. That order was appealed by an objector to the settlement, and on July 7, 2016, the United States Court of Appeals for the Sixth Circuit affirmed the district court’s October 14, 2014 ruling.
Except as described above, at June 30, 2016, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of June 30, 2016, other than reserves for the Consumer Finance Protection Bureau (“CFPB”) and ancillary state regulatory matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2016, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.2 billion for a purchase price of approximately $195.5 million. Most purchase commitments do not extend past one year.
Note 14: Segment Information
The Company conducts business through several operating segments that meet the aggregation criteria under authoritative guidance related to segment reporting. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. Prior to the first quarter 2016 the Company had determined that it had two reportable segments: portfolio purchasing and recovery and tax lien business. As discussed in Note 2, “Discontinued Operations,” on March 31, 2016, the Company completed the divestiture of its membership interests in Propel, which comprised the entire tax lien business segment. Propel’s operations are presented as discontinued operations in the Company’s condensed consolidated statements of operations and comprehensive income. Beginning in the first quarter 2016, the Company has one reportable segment, portfolio purchasing and recovery.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues(1):
United States	$166,112	$183,111	$336,843	$365,742
Europe	100,403	90,014	197,763	176,738
Other geographies	22,927	9,537	43,853	17,964
Total	$289,442	$282,662	$578,459	$560,444
________________________

(1)	Revenues are attributed to countries based on location of customer.
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
As of June 30, 2016, the Company has five reporting units for goodwill impairment testing purposes. The annual goodwill testing date for the five reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the six months ended June 30, 2016 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment as of June 30, 2016 and December 31, 2015. A summary of changes in the carrying amounts of goodwill were as follows (in thousands):

Total
Balance, December 31, 2015	$924,847
Goodwill acquired	623
Goodwill adjustments(1)	(20,613)
Effect of foreign currency translation	(64,313)
Balance, June 30, 2016	$840,544
________________________

(1)
Represent adjustments made to preliminary purchase price allocations as a result of obtaining fair value of intangible assets acquired and finalizing certain established deferred income tax associated with prior year business combinations.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$24,157	$(2,452)	$21,705	$5,356	$(903)	$4,453
Developed technologies	8,234	(3,457)	4,777	8,141	(3,793)	4,348
Trade name and other	10,658	(4,015)	6,643	10,324	(3,413)	6,911
Total intangible assets	$43,049	$(9,924)	$33,125	$23,821	$(8,109)	$15,712

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” and those set forth in this Quarterly Report on Form 10-Q under “Part II, Item 1A, Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot expanded in the United Kingdom with its consolidating acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”) in June 2015. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. In October 2015, we completed the acquisition of a controlling stake in Baycorp Holdings Pty Limited (“Baycorp”), one of Australasia's leading debt resolution specialists.
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
United States
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
For example, the Consumer Finance Protection Bureau (“CFPB”) may adopt new regulations that may affect our industry and our business. In July 2016, the CFPB released an outline of proposals under consideration for its debt collection rulemaking. The proposals are aimed at ensuring debt collectors, among other things: collect the correct debt; limit excessive or disruptive communications; stop collecting or suing for debt without proper documentation; and provide documentation substantiating debt to a consumer upon demand. The outline of proposals was released by the CFPB in preparation for convening a Small Business Review Panel to gather feedback from small industry players, which is the next step in the rulemaking process. In addition to consulting with small business representatives, the CFPB will continue to seek input from the public, consumer groups, industry, and other stakeholders before continuing the rulemaking process. We believe the rulemaking will provide important clarity around key issues for our industry, help raise industry standards, and create a more level playing field for all companies, large and small. Many of the proposals for consideration released by the CFPB are already part of our current operations, however it is not yet possible to predict the precise impact any final rulemaking will have on our operations and operating results.
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
International
As discussed in more detail under “Part I - Item1 - Business - Government Regulation” in our Annual Report on Form 10-K, our international operations are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business.
In the United Kingdom, Cabot applied for full authorization of its business with the Financial Conduct Authority (“FCA”) in March 2015 and Cabot Credit Management Group Limited (“CCMG”), a Cabot subsidiary, became authorized and regulated by the FCA in March 2016. CCMG appointed other Cabot subsidiaries as its representatives to carry out debt-collecting and debt administration services on its behalf. CCMG assumes full regulatory responsibility for such entities. In addition to the full authorization of its business with the FCA, CCMG has appointed certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and who will jointly and severally be liable for the acts and omissions of CCMG and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA.
The FCA has adopted detailed rules relating to conducting consumer credit activities, in addition to putting in place high-level principles and conditions to which it expects businesses and Approved Persons in the sector to adhere. The FCA has the ability to impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, and cease certain products from being collected upon.
As part of its philosophy of continuous improvement, CCMG regularly reviews policy and practice across all of its business units, to ensure the appropriate and consistent levels of compliance in relation to both regulation and the FCA principles of business. The changes made to policy and practice over the last few years have gradually resulted in, among other things, the lengthening of consumer call duration, the reduction in the number of customer accounts being assessed as suitable for litigation, the extension of pre-litigation recovery periods, the reduction in the number of customer accounts which have been assessed as suitable for the application of interest, and an increase in the number of customers being identified as in a vulnerable situation and therefore not suitable for debt repayment.
The FCA also requires that debt repayments agreed with consumers are evidenced as affordable to the consumer, this results in a means-based evaluation of proposed repayments, be that one time settlements or installments over time. We believe this, combined with the effects as described above, have gradually resulted in: a reduction in the number of highly discounted near term one-time settlements; an increase in the number of payment plans, including a shift from legal collections to repayment plans; and an increase in the length of existing payment plans. As a result, we have seen a reduction in the amount of collections in the near term and expect a lengthening of our collections curve. CCMG continues to implement and evaluate operational strategies that are designed to increase collections and mitigate the effects of shifting of collections from the near term to later in our collections curve.

It is not yet possible to predict the precise impact that the above-referenced changes will have on the ultimate timing and magnitude of cash flows at Cabot. Under the authoritative accounting guidance, with gross collections being discounted at monthly internal rates of return (“IRRs”), when collections are lower in the near term, even if substantially higher collections are expected later in the collection curve, an allowance charge could result.
In addition, in December 2015, the E.U. General Data Protection Regulation (“GDPR”) was proposed to replace the Data Protection Directive 95/46/EC. In May 2016 the GDPR was adopted and published in the Official Journal of the E.U. The GDPR will be effective starting in 2018 and, although the full scope of the GDPR changes have not yet been released, is likely to introduce significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and supervisory authorities including a European Data Protection Board (“EDPB”).
On June 23, 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, a withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the E.U. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the E.U. will have and how such withdrawal will affect us.
As a result of the Brexit referendum foreign currency exchange rates have been impacted. In particular, the value of the British Pound has declined as compared to the U.S. dollar and other currencies. This volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the E.U. but it is uncertain over what time period this will occur. A significantly weaker British Pound compared to the U.S. dollar could have a significant negative effect on the Company’s business, financial condition and results of operations.
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
Europe
Cabot: Through Cabot, we purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows Cabot to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial services providers in the United Kingdom and continues to expand in the United Kingdom and the rest of Europe with its acquisitions of portfolios and other credit management services providers.
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
Grove: On April 1, 2014, we completed the acquisition of a controlling equity ownership interest in Grove. Grove, through its subsidiaries and affiliates, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, IVAs) in the United Kingdom and bank and non-bank receivables in Spain. Grove purchases portfolio receivables using a proprietary pricing model. This model allows Grove to value portfolios and quantify portfolio performance in order to maximize future collections.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Prices for portfolios offered for sale directly from credit issuers are beginning to decrease after several years of elevated pricing, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. Industry delinquency and charge off rates have been at historic lows, and they are beginning to increase which creates higher volumes of charged-off accounts. We believe the softening in pricing, especially fresh, is primarily due to this anticipated growth in supply.
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

The U.K. insolvency market saw historically low sales volumes from banks in the last twelve months. We expect there will be increased purchasing opportunities once large retail banks start to sell their insolvency portfolios.
The Spanish consumer and small and medium enterprise non-performing loan market remains significant, with most of the major banks selling portfolios. While competition remains strong in large banking trades, recently there have been multiple complex sales from consolidated regional banks trading at more favorable returns as portfolio sale sizes and an increased asset mix of SME (small and medium enterprise) and other corporate debtors reduce competition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States:
Credit card	$116,234	$127,654	$247,629	$226,641
Consumer bankruptcy receivables	12,787	—	23,862	—
Subtotal	129,021	127,654	$271,491	$226,641
Europe:
Credit card	83,555	280,881	176,955	300,876
IVA	2,340	1,100	2,439	2,737
Telecom	—	8,460	—	8,460
Subtotal	85,895	290,441	179,394	312,073
Other geographies:
Credit card	18,200	685	38,984	5,220
Total purchases	$233,116	$418,780	$489,869	$543,934
During the three months ended June 30, 2016, we invested $233.1 million to acquire consumer receivable portfolios, with face values aggregating $2.8 billion, for an average purchase price of 8.2% of face value. This is a $185.7 million, or 44.3%, decrease in the amount invested, compared with the $418.8 million invested during the three months ended June 30, 2015, to acquire consumer receivable portfolios with face values aggregating $5.5 billion, for an average purchase price of 7.6% of face value.
During the six months ended June 30, 2016, we invested $489.9 million to acquire consumer receivable portfolios, with face values aggregating $6.4 billion, for an average purchase price of 7.7% of face value. This is a $54.0 million, or 9.9%, decrease in the amount invested, compared with the $543.9 million invested during the six months ended June 30, 2015, to acquire consumer receivable portfolios with face values aggregating $6.6 billion, for an average purchase price of 8.3% of face value.
The decrease in capital deployment for the three and six months ended June 30, 2016, was primarily the result of approximately $216.0 million of receivable portfolios acquired in connection with the dlc Acquisition in June 2015. In the United States, our capital deployment increased during the three and six months ended June 30, 2016 as compared to the prior comparable periods partially as the result of entering into several forward flow commitments during the second half of 2015, which established a strong base for our capital deployment. In Europe, excluding the portfolios acquired in connection with the dlc Acquisition, capital deployment increased during the three and six months ended June 30, 2016 as compared to the comparable periods in 2015, primarily as a result of Cabot’s investment in Spain, France and Portugal as part of its European expansion strategy.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States:
Collection sites	$121,867	$125,153	$250,257	$261,082
Legal collections	142,937	167,747	296,987	326,706
Collection agencies(1)	14,082	17,952	28,755	36,053
Subtotal	278,886	310,852	575,999	623,841
Europe:
Collection sites	60,605	64,259	119,436	110,657
Legal collections	31,616	20,833	63,094	38,936
Collection agencies	35,129	33,448	71,954	73,572
Subtotal	127,350	118,540	254,484	223,165
Other geographies:
Collection sites	20,579	7,581	38,208	15,025
Legal collections	2,723	—	5,141	—
Collection agencies	4,562	351	8,073	364
Subtotal	27,864	7,932	51,422	15,389
Total collections	$434,100	$437,324	$881,905	$862,395
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections decreased slightly by $3.2 million, or 0.7%, to $434.1 million during the three months ended June 30, 2016, from $437.3 million during the three months ended June 30, 2015. The decrease was primarily due to decreased collections in the United States, offset by increased collections in Europe and other geographies. The decrease of legal collections in the United States was primarily the result of delays in receiving media from issuers required to initiate the legal process for a number of accounts.
Gross collections increased $19.5 million, or 2.3%, to $881.9 million during the six months ended June 30, 2016, from $862.4 million during the six months ended June 30, 2015, primarily due to increased collections in Europe and other geographies, offset by a decrease of collections in the United States.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2016		2015
Revenues
Revenue from receivable portfolios, net	$267,452	92.4%	$270,301	95.6%
Other revenues	21,990	7.6%	12,361	4.4%
Total revenues	289,442	100.0%	282,662	100.0%
Operating expenses
Salaries and employee benefits	75,499	26.1%	65,569	23.2%
Cost of legal collections	46,807	16.2%	57,076	20.2%
Other operating expenses	24,946	8.6%	21,735	7.7%
Collection agency commissions	9,274	3.2%	8,466	3.0%
General and administrative expenses	32,934	11.4%	37,638	13.3%
Depreciation and amortization	8,235	2.8%	7,878	2.8%
Total operating expenses	197,695	68.3%	198,362	70.2%
Income from operations	91,747	31.7%	84,300	29.8%
Other (expense) income
Interest expense	(50,597)	(17.5)%	(46,250)	(16.4)%
Other income	3,134	1.1%	395	0.2%
Total other expense	(47,463)	(16.4)%	(45,855)	(16.2)%
Income before income taxes	44,284	15.3%	38,445	13.6%
Provision for income taxes	(13,451)	(4.6)%	(14,921)	(5.3)%
Income from continuing operations	30,833	10.7%	23,524	8.3%
Income from discontinued operations, net of tax	—	0.0%	1,661	0.6%
Net income	30,833	10.7%	25,185	8.9%
Net (income) loss attributable to noncontrolling interest	(1,245)	(0.5)%	2,472	0.9%
Net income attributable to Encore Capital Group, Inc. stockholders	$29,588	10.2%	$27,657	9.8%

	Six Months Ended June 30,
	2016		2015
Revenues
Revenue from receivable portfolios, net	$537,546	92.9%	$534,411	95.4%
Other revenues	40,913	7.1%	26,033	4.6%
Total revenues	578,459	100.0%	560,444	100.0%
Operating expenses
Salaries and employee benefits	145,141	25.1%	131,121	23.4%
Cost of legal collections	101,115	17.4%	112,074	20.0%
Other operating expenses	51,289	8.9%	46,061	8.2%
Collection agency commissions	19,394	3.4%	19,151	3.4%
General and administrative expenses	68,173	11.8%	68,835	12.3%
Depreciation and amortization	18,096	3.1%	16,015	2.9%
Total operating expenses	403,208	69.7%	393,257	70.2%
Income from operations	175,251	30.3%	167,187	29.8%
Other (expense) income
Interest expense	(101,288)	(17.5)%	(88,553)	(15.8)%
Other income	10,258	1.8%	2,512	0.5%
Total other expense	(91,030)	(15.7)%	(86,041)	(15.3)%
Income before income taxes	84,221	14.6%	81,146	14.5%
Provision for income taxes	(23,599)	(4.1)%	(29,535)	(5.3)%
Income from continuing operations	60,622	10.5%	51,611	9.2%
(Loss) income from discontinued operations, net of tax	(3,182)	(0.6)%	3,541	0.6%
Net income	57,440	9.9%	55,152	9.8%
Net (income) loss attributable to noncontrolling interest	(2,158)	(0.3)%	1,930	0.4%
Net income attributable to Encore Capital Group, Inc. stockholders	$55,282	9.6%	$57,082	10.2%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$92,128	$—	$92,128	$84,613	$—	$84,613
Total operating expenses	(50,150)	—	(50,150)	(48,420)	—	(48,420)
Income from operations	41,978	—	41,978	36,193	—	36,193
Interest expense-non-PEC	(28,579)	—	(28,579)	(26,436)	—	(26,436)
PEC interest (expense) income	(12,652)	6,200	(6,452)	(12,009)	5,885	(6,124)
Other income	5,432	—	5,432	297	—	297
Income before income taxes	6,179	6,200	12,379	(1,955)	5,885	3,930
Provision for income taxes	(2,130)	—	(2,130)	(1,403)	—	(1,403)
Net income (loss)	4,049	6,200	10,249	(3,358)	5,885	2,527
Net (income) loss attributable to noncontrolling interest	(519)	(1,761)	(2,280)	471	1,441	1,912
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$3,530	$4,439	$7,969	$(2,887)	$7,326	$4,439

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$181,661	$—	$181,661	$164,390	$—	$164,390
Total operating expenses	(100,980)	—	(100,980)	(89,202)	—	(89,202)
Income from operations	80,681	—	80,681	75,188	—	75,188
Interest expense-non-PEC	(56,851)	—	(56,851)	(49,733)	—	(49,733)
PEC interest (expense) income	(25,063)	12,282	(12,781)	(23,740)	11,634	(12,106)
Other income	11,398	—	11,398	1,055	—	1,055
Income before income taxes	10,165	12,282	22,447	2,770	11,634	14,404
Provision for income taxes	(3,817)	—	(3,817)	(3,524)	—	(3,524)
Net income (loss)	6,348	12,282	18,630	(754)	11,634	10,880
Net (income) loss attributable to noncontrolling interest	(841)	(2,748)	(3,589)	106	324	430
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$5,507	$9,534	$15,041	$(648)	$11,958	$11,310
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
For all periods presented, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore.
Comparison of Results of Operations
Revenues
Our revenues consist of portfolio revenue and other revenue.
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
Other revenues consist primarily of contingent fee income earned on accounts collected on behalf of others, primarily credit originators.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were impacted by foreign currency translation, primarily by the weakening of the British Pound, which devalued against the U.S. dollar by 6.4% and 6.0%, for the three and six months ended June 30, 2016, respectively, compared to the comparable periods in 2015.
Portfolio revenue was $267.5 million during the three months ended June 30, 2016, a decrease of $2.8 million, or 1.1%, compared to $270.3 million during the three months ended June 30, 2015. The decrease in portfolio revenue during the three months ended June 30, 2016 compared to 2015 was the result of the negative impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar, offset by an increase in portfolio revenue due to additional accretion revenue associated with increases in yields on certain pool groups due to over-performance.
Portfolio revenue was $537.5 million during the six months ended June 30, 2016, an increase of $3.1 million, or 0.6%, compared to revenue of $534.4 million during the six months ended June 30, 2015. The increase in portfolio revenue during the six months ended June 30, 2016 compared to 2015 was due to additional accretion revenue associated with increases in yields on certain pool groups due to over-performance, offset by the negative impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
During the three months ended June 30, 2016, we recorded a net portfolio allowance reversal of $2.5 million, compared to a net portfolio allowance reversal of $4.4 million during the three months ended June 30, 2015. During the six months ended June 30, 2016, we recorded a net portfolio allowance reversal of $4.7 million, compared to a net portfolio allowance reversal of $7.2 million during the six months ended June 30, 2015. We expect portfolio allowance reversals for certain ZBA pool groups with remaining allowance reserves to decrease over time as the related collections on those ZBA pool groups decrease.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2016					As of June 30, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$31,883	$30,119	94.5%	$1,775	11.4%	$—	—
2007	556	194	34.9%	154	0.1%	1,183	4.6%
2008	2,924	1,249	42.7%	550	0.5%	3,851	6.3%
2009(5)	—	—	—	—	—	—	—
2010	2,704	2,198	81.3%	—	0.8%	2,539	25.0%
2011	17,197	9,842	57.2%	—	3.7%	12,713	17.4%
2012	29,983	18,601	62.0%	—	7.0%	55,789	9.9%
2013	53,213	32,408	60.9%	—	12.2%	116,497	8.2%
2014	57,762	29,617	51.3%	—	11.2%	228,107	4.0%
2015	58,427	27,014	46.2%	—	10.2%	368,768	2.0%
2016	24,237	12,254	50.6%	—	4.6%	256,407	2.2%
Subtotal	278,886	163,496	58.6%	2,479	61.7%	1,045,854	4.0%
Europe:
2013	44,915	37,909	84.4%	—	14.3%	384,927	3.1%
2014	41,755	25,492	61.1%	—	9.6%	379,330	2.1%
2015	32,144	17,328	53.9%	—	6.6%	319,354	1.7%
2016	8,536	4,991	58.5%	—	1.9%	172,067	1.5%
Subtotal	127,350	85,720	67.3%	—	32.4%	1,255,678	2.2%
Other geographies:
ZBA(4)	1,995	1,843	92.4%	—	0.7%	—	—
2013	423	—	0.0%	—	0.0%	1,812	0.0%
2014	4,967	4,637	93.4%	—	1.7%	62,609	2.3%
2015	15,003	7,288	48.6%	—	2.7%	66,928	3.3%
2016	5,476	1,989	36.3%	—	0.8%	36,712	2.4%
Subtotal	27,864	15,757	56.5%	—	5.9%	168,061	2.7%
Total	$434,100	$264,973	61.0%	$2,479	100.0%	$2,469,593	3.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Three Months Ended June 30, 2015					As of June 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$25,805	$22,396	86.8%	$3,553	8.4%	$—	—
2007	774	272	35.1%	297	0.1%	1,747	4.6%
2008	3,694	2,217	60.0%	510	0.8%	6,371	10.3%
2009	7,098	3,496	49.3%	—	1.3%	2,259	25.0%
2010	12,908	6,649	51.5%	—	2.5%	6,407	18.7%
2011	30,681	23,162	75.5%	—	8.7%	40,591	17.1%
2012	47,664	28,575	60.0%	—	10.8%	111,139	7.8%
2013	80,543	47,331	58.8%	—	17.8%	211,691	6.8%
2014	80,442	36,726	45.7%	—	13.8%	364,604	3.1%
2015	21,243	7,908	37.2%	—	3.0%	209,601	2.0%
Subtotal	310,852	178,732	57.5%	4,360	67.2%	954,410	5.5%
Europe:
2013	56,824	43,628	76.8%	—	16.4%	483,377	3.0%
2014	52,122	31,408	60.3%	—	11.8%	509,998	2.1%
2015	9,594	5,634	58.7%	—	2.1%	315,361	2.0%
Subtotal	118,540	80,670	68.1%	—	30.3%	1,308,736	2.4%
Other geographies:
ZBA(4)	927	927	100.0%	—	0.4%	—	—
2012	84	—	0.0%	—	0.0%	—	0.0%
2013	2,227	98	4.4%	—	0.0%	4,688	0.1%
2014	3,678	5,220	141.9%	—	2.0%	79,785	2.2%
2015	1,016	294	28.9%	—	0.1%	4,148	2.0%
Subtotal	7,932	6,539	82.4%	—	2.5%	88,621	2.0%
Total	$437,324	$265,941	60.8%	$4,360	100.0%	$2,351,767	3.6%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

	Six Months Ended June 30, 2016					As of June 30, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$61,657	$58,267	94.5%	$3,497	10.9%	$—	—
2007	1,132	414	36.6%	301	0.1%	1,183	4.6%
2008	5,778	2,959	51.2%	872	0.6%	3,851	6.3%
2009(5)	—	—	—	—	—	—	—
2010	5,688	4,510	79.3%	—	0.8%	2,539	25.0%
2011	39,438	24,918	63.2%	—	4.7%	12,713	17.4%
2012	64,608	40,609	62.9%	—	7.6%	55,789	9.9%
2013	114,506	69,660	60.8%	—	13.1%	116,497	8.2%
2014	124,488	61,462	49.4%	—	11.5%	228,107	4.0%
2015	128,652	54,504	42.4%	—	10.2%	368,768	2.0%
2016	30,052	14,724	49.0%	—	2.8%	256,407	2.2%
Subtotal	575,999	332,027	57.6%	4,670	62.3%	1,045,854	4.0%
Europe:
2013	90,458	76,417	84.5%	—	14.4%	384,927	3.1%
2014	84,900	51,878	61.1%	—	9.7%	379,330	2.1%
2015	65,690	34,654	52.8%	—	6.5%	319,354	1.7%
2016	13,436	7,487	55.7%	—	1.4%	172,067	1.5%
Subtotal	254,484	170,436	67.0%	—	32.0%	1,255,678	2.2%
Other geographies:
ZBA(4)	3,666	3,520	96.0%	—	0.7%	—	—
2013	794	—	0.0%	—	0.0%	1,812	0.0%
2014	9,364	9,202	98.3%	—	1.7%	62,609	2.3%
2015	30,087	14,829	49.3%	—	2.8%	66,928	3.3%
2016	7,511	2,862	38.1%	—	0.5%	36,712	2.4%
Subtotal	51,422	30,413	59.1%	—	5.7%	168,061	2.7%
Total	$881,905	$532,876	60.4%	$4,670	100.0%	$2,469,593	3.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Six Months Ended June 30, 2015					As of June 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$41,183	$34,943	84.8%	$6,412	6.6%	$—	—
2007	1,759	605	34.4%	297	0.1%	1,747	4.6%
2008	7,212	4,677	64.9%	510	0.9%	6,371	10.3%
2009	14,633	9,122	62.3%	—	1.7%	2,259	25.0%
2010	34,343	19,705	57.4%	—	3.8%	6,407	18.7%
2011	63,441	48,135	75.9%	—	9.1%	40,591	17.1%
2012	100,835	61,387	60.9%	—	11.7%	111,139	7.8%
2013	167,984	94,961	56.5%	—	18.0%	211,691	6.8%
2014	166,487	75,897	45.6%	—	14.4%	364,604	3.1%
2015	25,964	9,102	35.1%	—	1.7%	209,601	2.0%
Subtotal	623,841	358,534	57.5%	7,219	68.0%	954,410	5.5%
Europe:
2013	111,887	87,335	78.1%	—	16.6%	483,377	3.0%
2014	101,521	63,473	62.5%	—	12.0%	509,998	2.1%
2015	9,757	5,928	60.8%	—	1.1%	315,361	2.0%
Subtotal	223,165	156,736	70.2%	—	29.7%	1,308,736	2.4%
Other geographies:
ZBA(4)	1,092	1,092	100.0%	—	0.2%	—	—
2012	471	—	0.0%	—	0.0%	—	0.0%
2013	4,941	312	6.3%	—	0.1%	4,688	0.1%
2014	7,353	10,114	137.5%	—	1.9%	79,785	2.2%
2015	1,532	404	26.4%	—	0.1%	4,148	2.0%
Subtotal	15,389	11,922	77.5%	—	2.3%	88,621	2.0%
Total	$862,395	$527,192	61.1%	$7,219	100.0%	$2,351,767	3.6%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

Other revenues were $22.0 million and $12.4 million for the three months ended June 30, 2016 and 2015, respectively, and $40.9 million and $26.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in other revenues was primarily attributable to contingent fee income earned at our international subsidiaries, offset by the negative impact of foreign currency translation. Most of our other revenues are from our international subsidiaries and therefore, other revenues were unfavorably impacted by the strengthening of U.S. dollar relative to other foreign currencies during the periods presented.
Operating Expenses
Total operating expenses were $197.7 million during the three months ended June 30, 2016, a decrease of $0.7 million, or 0.3%, compared to total operating expenses of $198.4 million during the three months ended June 30, 2015.
Total operating expenses were $403.2 million during the six months ended June 30, 2016, an increase of $9.9 million, or 2.5%, compared to total operating expenses of $393.3 million during the six months ended June 30, 2015.

Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $9.9 million, or 15.1%, to $75.5 million during the three months ended June 30, 2016, from $65.6 million during the three months ended June 30, 2015. The increase was primarily the result of increases in headcount and related compensation expense of approximately $12.9 million for our international subsidiaries as a result of our global expansion, offset by a decrease in salaries and employee benefits for our U.S. operations of $2.9 million.
Salaries and employee benefits increased $14.0 million, or 10.7%, to $145.1 million during the six months ended June 30, 2016, from $131.1 million during the six months ended June 30, 2015. The increase was primarily the result of increases in headcount and related compensation expense of approximately $22.4 million for our international subsidiaries as a result of our global expansion, offset by a decrease in salaries and employee benefits U.S. operations of $8.9 million.
Stock-based compensation decreased $1.0 million, or 16.9%, to $5.2 million during the three months ended June 30, 2016, from $6.2 million during the three months ended June 30, 2015. The decrease was primarily attributable to lower fair value of equity awards granted in recent periods.
Stock-based compensation decreased $3.2 million, or 26.7%, to $8.9 million during the six months ended June 30, 2016, from $12.1 million during the six months ended June 30, 2015. The decrease was primarily attributable to lower fair value of equity awards granted in recent periods and expense reversals resulting from adjustments to estimated vesting of certain performance-based awards.
Cost of Legal Collections
The cost of legal collections decreased $10.3 million, or 18.0%, to $46.8 million during the three months ended June 30, 2016, as compared to $57.1 million during the three months ended June 30, 2015. These costs represent contingent fees paid to our network of attorneys and the cost of litigation. Gross legal collections were $177.3 million during the three months ended June 30, 2016, down from $188.6 million collected during the three months ended June 30, 2015. The cost of legal collections as a percentage of gross collections through this channel was 26.4% during the three months ended June 30, 2016, a decrease from 30.3% during corresponding period in 2015. The cost of legal collections as a percentage of gross collections through this channel in the United States was 27.3% and 29.6% during the three months ended June 30, 2016 and 2015, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 21.9% and 35.3% during the three months ended June 30, 2016 and 2015, respectively.
The cost of legal collections decreased $11.0 million, or 9.8%, to $101.1 million during the six months ended June 30, 2016, as compared to $112.1 million during the six months ended June 30, 2015. Gross legal collections were $365.2 million during the six months ended June 30, 2016, down slightly from $365.6 million collected during the six months ended June 30, 2015. The cost of legal collections as a percentage of gross collections through this channel was 27.7% during the six months ended June 30, 2016, a decrease from 30.7% during the corresponding period in 2015. The cost of legal collections as a percentage of gross collections through this channel in the United States was 28.5% and 30.4% during the six months ended June 30, 2016 and 2015, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 23.9% and 32.5% during the six months ended June 30, 2016 and 2015, respectively.
The decreases in the cost of legal collections in the United States in the periods presented were due to a reduction in upfront court costs as a result of fewer accounts placed in this channel as compared to the prior period. In Europe, during 2015, Cabot expanded the number of accounts placed into the legal collection channel, which resulted in increased cost of legal collections and cost to collect in this channel. We expect collections to increase over time as a result of our investment in this liquidation channel, which we anticipate will result in a lower cost of legal collections as a percentage of dollars collected as compared to the prior periods. However, we expect that the cost of legal collections in Europe will remain elevated as we continue our investment in the legal collection channel.
Other Operating Expenses
Other operating expenses increased $3.2 million, or 14.8%, to $24.9 million during the three months ended June 30, 2016, from $21.7 million during the three months ended June 30, 2015. Other operating expenses increased $5.2 million, or 11.4%, to $51.3 million during the six months ended June 30, 2016, from $46.1 million during the six months ended June 30, 2015. The increases in other operating expenses for the three and six months ended June 30, 2016, as compared to the prior periods, were primarily due to increased costs relating to various operation support activities, including skip tracing, media requests and bank charges.

Collection Agency Commissions
During the three months ended June 30, 2016, we incurred $9.3 million in commissions to third-party collection agencies, or 17.2% of the related gross collections of $53.8 million. During the period, the commission rate as a percentage of related gross collections was 9.8% and 19.6% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended June 30, 2015, we incurred $8.5 million in commissions, or 16.4%, of the related gross collections of $51.8 million. During the period, the commission rate as a percentage of related gross collections was 18.1% and 15.2% for our collection outsourcing channels in the United States and Europe, respectively.
During the six months ended June 30, 2016, we incurred $19.4 million in commissions to third-party collection agencies, or 17.8% of the related gross collections of $108.8 million. During the period, the commission rate as a percentage of related gross collections was 10.5% and 20.5% for our collection outsourcing channels in the United States and Europe, respectively. During the six months ended June 30, 2015, we incurred $19.2 million in commissions, or 17.4%, of the related gross collections of $110.0 million. During the period, the commission rate as a percentage of related gross collections was 16.6% and 17.5% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses decreased $4.7 million, or 12.5%, to $32.9 million during the three months ended June 30, 2016, from $37.6 million during the three months ended June 30, 2015. Excluding acquisition, integration and restructuring related expenses, and settlement fees and related administrative expenses of $2.3 million and $7.3 million during the three months ended June 30, 2016 and 2015, respectively, general and administrative expenses increased slightly by $0.3 million, or 1.0%, to $30.6 million during the three months ended June 30, 2016, from $30.3 million during the three months ended June 30, 2015.
General and administrative expenses decreased $0.6 million, or 1.0%, to $68.2 million during the six months ended June 30, 2016, from $68.8 million during the six months ended June 30, 2015. Excluding acquisition, integration and restructuring related expenses and settlement fees and related administrative expenses of $7.2 million and $8.9 million during the six months ended June 30, 2016 and 2015, respectively, general and administrative expenses increased $1.1 million, or 1.9%, to $61.0 million during the six months ended June 30, 2016, from $59.9 million during the six months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million, or 4.5%, to $8.2 million during the three months ended June 30, 2016, from $7.9 million during the three months ended June 30, 2015. Depreciation and amortization expense increased $2.1 million, or 13.0%, to $18.1 million during the six months ended June 30, 2016, from $16.0 million during the six months ended June 30, 2015. The increases in the periods presented were primarily attributable to additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	39.0%	40.5%	39.1%	40.6%
Europe	31.1%	30.6%	32.4%	31.8%
Other geographies	42.9%	28.3%	41.6%	28.7%
Overall cost per dollar collected	36.9%	37.6%	37.3%	38.1%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended June 30, 2016 was 36.9%, down 70 basis points from 37.6% during the prior period. Overall cost-to-collect decreased to 37.3% during the six months ended June 30, 2016, from 38.1% during the same period in the prior year. The decrease in overall cost-to-collect was primarily due to improved cost-to-collect in the United States. To counter higher prices in the U.S. market, we implemented innovative consumer-centric programs aimed at increasing liquidations. These programs were initiated in the beginning of 2014 and have become increasingly successful. Although Cabot’s cost-to-collect increased during the three and six months ended June 30, 2016 as compared to the prior comparable periods, it continues to trend lower than our overall cost-to-collect because its portfolio includes many consumers who are already on payment plans and historically involves little litigation. As more of Cabot’s accounts are serviced through its legal channel, we expect to see incremental net collections and a higher overall cost-to-collect. As we continue to grow our presence in the Latin American market, we expect to incur upfront cost in building our collection channels. As a result, cost-to-collect in this region may become elevated in the near term and may fluctuate over time.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the changing regulatory and legislative environment.
Interest Expense
Interest expense increased $4.3 million to $50.6 million during the three months ended June 30, 2016, from $46.3 million during the three months ended June 30, 2015. Interest expense increased $12.7 million to $101.3 million during the six months ended June 30, 2016, from $88.6 million during the six months ended June 30, 2015.
The following tables summarize our interest expense (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change
Stated interest on debt obligations	$41,124	$36,817	$4,307
Interest expense on preferred equity certificates	6,452	6,124	328
Amortization of loan fees and other loan costs	3,020	3,659	(639)
Amortization of debt discount	2,695	2,310	385
Accretion of debt premium	(2,694)	(2,660)	(34)
Total interest expense	$50,597	$46,250	$4,347

	Six Months Ended June 30,
	2016	2015	$ Change
Stated interest on debt obligations	$82,510	$71,336	$11,174
Interest expense on preferred equity certificates	12,781	12,106	675
Amortization of loan fees and other loan costs	6,060	5,730	330
Amortization of debt discount	5,249	4,588	661
Accretion of debt premium	(5,312)	(5,207)	(105)
Total interest expense	$101,288	$88,553	$12,735
The payment of the accumulated interest on the preferred equity certificates issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increases in interest expense during the three and six months ended June 30, 2016 as compared to the comparable periods in 2015 were primarily attributable to increased average debt levels in Europe before the effect of foreign currency translation and interest expense recognized at Baycorp, which was acquired in October 2015.
Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses and interest income. Other income was $3.1 million during the three months ended June 30, 2016, up from $0.4 million during the three months ended June 30, 2015. Other income was $10.3 million during the six months ended June 30, 2016, up from $2.5 million during the six months ended June 30, 2015. The increases during the periods presented were primarily due to net gains recognized on foreign exchange contracts.
In 2016, Encore and its Cabot subsidiary collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. Before the effect of income tax and noncontrolling interest, the net gain on these derivative contracts recognized in our condensed consolidated statements of operations was $2.0 million and $7.4 million during the three and six months ended June 30, 2016, respectively.
Provision for Income Taxes
We recorded income tax provisions for income from continuing operations of $13.5 million and $14.9 million, during the three months ended June 30, 2016 and 2015, respectively. We recorded income tax provisions for income from continuing operations of $23.6 million and $29.5 million, during the six months ended June 30, 2016 and 2015, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	6.2%	6.9%	6.2%	6.9%
State benefit	(2.2)%	(2.4)%	(2.2)%	(2.4)%
International benefit(1)	(9.1)%	(4.5)%	(10.1)%	(5.5)%
Permanent items(2)	0.4%	3.2%	0.5%	2.1%
Other(3)	0.1%	0.6%	(1.4)%	0.3%
Effective rate	30.4%	38.8%	28.0%	36.4%
________________________

(1)	Relates primarily to lower tax rates on income attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and an IRS audit settlement.

The effective tax rate decreased during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively, as a result of earnings realized in countries with lower statutory tax rates than the U.S. federal tax rate. The decrease in effective tax rate during the six months ended June 30, 2016 as compared to the prior period, was also a result of a favorable IRS audit settlement. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2016 and 2015 was immaterial.
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
Adjusted Income From Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges, acquisition, integration and restructuring related expenses, settlement fees and related administrative expenses, and amortization of certain acquired intangible assets. As we continue to acquire debt solution service providers around the world, the acquired intangible assets, such as trade names and customer relationships, have grown substantially, particularly in recent quarters. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share.
The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the three and six months ended June 30, 2015, includes the effect of approximately 0.8 million and 0.9 million common shares, respectively, that are issuable upon conversion of certain convertible senior notes because the average stock price during the period exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” (non-GAAP) columns, respectively (in thousands, except per share data):

	Three Months Ended June 30,
	2016			2015
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$29,588	$1.14	$1.14	$25,996	$0.97	$1.00
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	2,921	0.11	0.11	2,809	0.10	0.11
Acquisition, integration and restructuring related expenses	3,271	0.13	0.13	9,297	0.35	0.35
Settlement fees and related administrative expenses	698	0.03	0.03	—	—	—
Amortization of certain acquired intangible assets	575	0.02	0.02	—	—	—
Income tax effect of the adjustments	(2,338)	(0.09)	(0.09)	(2,570)	(0.10)	(0.10)
Adjustments attributable to noncontrolling interest (1)	(1,273)	(0.05)	(0.05)	(4,023)	(0.15)	(0.15)
Adjusted income from continuing operations attributable to Encore	$33,442	$1.29	$1.29	$31,509	$1.17	$1.21

	Six Months Ended June 30,
	2016			2015
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$58,464	$2.26	$2.26	$53,541	$1.97	$2.04
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	5,830	0.23	0.23	5,586	0.21	0.21
Acquisition, integration and restructuring related expenses	6,330	0.24	0.24	12,063	0.44	0.45
Settlement fees and related administrative expenses	3,686	0.14	0.14	—	—	—
Amortization of certain acquired intangible assets	1,649	0.06	0.06	—	—	—
Income tax effect of the adjustments	(5,621)	(0.22)	(0.22)	(4,559)	(0.17)	(0.17)
Adjustments attributable to noncontrolling interest (1)	(2,491)	(0.09)	(0.09)	(4,563)	(0.17)	(0.17)
Adjusted income from continuing operations attributable to Encore	$67,847	$2.62	$2.62	$62,068	$2.28	$2.36
________________________

(1)
Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before discontinued operations, interest, taxes, depreciation and amortization, portfolio amortization, stock-based compensation expenses, one-time charges, acquisition, integration and restructuring related expenses, and settlement fees and related administrative expenses), which is materially similar in calculation to a financial measure contained in covenants used in the Encore revolving credit and term loan facility, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net income, as reported	$30,833	$25,185	$57,440	$55,152
Adjustments:
(Income) loss from discontinued operations, net of tax	—	(1,661)	3,182	(3,541)
Interest expense	50,597	46,250	101,288	88,553
Provision for income taxes	13,451	14,921	23,599	29,535
Depreciation and amortization	8,235	7,878	18,096	16,015
Amount applied to principal on receivable portfolios	166,648	167,024	344,359	327,985
Stock-based compensation expense	5,151	6,198	8,869	12,103
Acquisition, integration and restructuring related expenses	3,271	7,892	5,412	10,658
Settlement fees and related administrative expenses	698	—	3,686	—
Adjusted EBITDA	$278,884	$273,687	$565,931	$536,460
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP total operating expenses, as reported	$197,695	$198,362	$403,208	$393,257
Adjustments:
Stock-based compensation expense	(5,151)	(6,198)	(8,869)	(12,103)
Operating expenses related to non-portfolio purchasing and recovery business	(28,253)	(19,946)	(55,138)	(41,569)
Acquisition, integration and restructuring related expenses	(3,271)	(7,892)	(6,330)	(10,658)
Settlement fees and related administrative expenses	(698)	—	(3,686)	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$160,322	$164,326	$329,185	$328,927

Supplemental Performance Data
The tables included in this supplemental performance data section include detail for purchases, collections and estimated remaining collections (“ERC”) by year of purchase. During any fiscal quarter in which we acquire an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into static pools for the quarter of acquisition based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. These quarterly pools are included in the tables in this section by year of purchase. For example, with the acquisition of Cabot in July 2013, all of Cabot’s historical portfolio to the date of the acquisition (which includes several years of historical purchases at various stages of maturity) is included in 2013 for Europe. Additional examples include, but are not limited to, the acquisition of Marlin in 2014 and the acquisition of dlc in 2015.
Our collection expectations are based on demographic data, account characteristics, and economic variables. Additional adjustments are made to account for qualitative factors that may affect the payment behavior of our consumers and servicing related adjustments to ensure our collection expectations are aligned with our operations. Our collection expectations vary between types of portfolio and geographic location. For example, in the U.K., due to the higher concentration of payment plans, as compared to the U.S. and other locations in Europe, we expect to receive streams of collections over longer periods of time. As a result, past performance of pools in certain geographic locations or of certain types of portfolio are not necessarily a suitable indicator of future results in other locations or for other types of portfolio.
The supplemental performance data presented in this section is impacted by foreign currency translation, which represents the effect of translating financial results where the functional currency of our foreign subsidiary is different than our U.S. dollar reporting currency. For example, the strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable reporting impact on our international purchases, collections, and ERC, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international purchases, collections, and ERC.
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool. For purposes of calculating IRRs, the collection forecast of each pool is estimated to be up to 120 months.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2016
		<2007	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total(2)	CCM(3)
Purchased consumer receivables:
United States:
<2007	$719,081	$1,377,276	$286,676	$183,982	$114,648	$73,397	$52,137	$36,955	$28,242	$22,012	$18,835	$8,370	$2,202,530	3.1
2007	204,063	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	12,002	4,864	520,772	2.6
2008	227,755	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	9,859	614,024	2.7
2009	253,002	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	16,537	777,761	3.1
2010	345,414	—	—	—	—	125,465	284,541	215,088	150,558	106,079	80,051	30,700	992,482	2.9
2011	383,650	—	—	—	—	—	122,224	300,536	225,451	154,847	112,659	42,657	958,374	2.5
2012	466,589	—	—	—	—	—	—	186,472	319,114	233,045	155,647	56,806	951,084	2.0
2013	513,138	—	—	—	—	—	—	—	217,245	372,967	276,552	106,348	973,112	1.9
2014	519,323	—	—	—	—	—	—	—	—	144,178	307,814	124,488	576,480	1.1
2015	478,169	—	—	—	—	—	—	—	—	—	105,588	127,470	233,058	0.5
2016	247,328	—	—	—	—	—	—	—	—	—	—	29,987	29,987	0.1
Subtotal	4,357,512	1,377,276	354,724	398,303	487,458	604,006	755,392	939,746	1,083,638	1,135,680	1,135,355	558,086	8,829,664	2.0
Europe:
2013	619,079	—	—	—	—	—	—	—	134,259	249,307	212,129	90,458	686,153	1.1
2014	630,344	—	—	—	—	—	—	—	—	135,549	198,127	84,900	418,576	0.7
2015	423,407	—	—	—	—	—	—	—	—	—	65,870	65,690	131,560	0.3
2016	179,394	—	—	—	—	—	—	—	—	—	—	13,436	13,436	0.1
Subtotal	1,852,224	—	—	—	—	—	—	—	134,259	384,856	476,126	254,484	1,249,725	0.7
Other geographies:
2012	6,723	—	—	—	—	—	—	—	3,848	2,561	1,208	435	8,052	1.2
2013	29,568	—	—	—	—	—	—	—	6,617	17,615	10,334	2,433	36,999	1.3
2014	88,227	—	—	—	—	—	—	—	—	9,652	16,062	9,364	35,078	0.4
2015	91,290	—	—	—	—	—	—	—	—	—	15,061	30,087	45,148	0.5
2016	38,837	—	—	—	—	—	—	—	—	—	—	9,103	9,103	0.2
Subtotal	254,645	—	—	—	—	—	—	—	10,465	29,828	42,665	51,422	134,380	0.5
Purchased U.S. bankruptcy receivables:
2010	11,971	—	—	—	—	388	4,247	5,598	6,248	5,914	3,527	316	26,238	2.2
2011	1,642	—	—	—	—	—	1,372	1,413	1,070	333	247	104	4,539	2.8
2012	83,159	—	—	—	—	—	—	1,249	31,020	26,207	21,267	7,802	87,545	1.1
2013	39,833	—	—	—	—	—	—	—	12,806	24,679	21,516	8,444	67,445	1.7
2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—
2015	24,372	—	—	—	—	—	—	—	—	—	22	1,182	1,204	—
2016	23,863	—	—	—	—	—	—	—	—	—	—	65	65	—
Subtotal	184,840	—	—	—	—	388	5,619	8,260	51,144	57,133	46,579	17,913	187,036	1.0
Total	$6,649,221	$1,377,276	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$881,905	$10,400,805	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2016, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2016 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Purchased consumer receivables:
United States:
<2006	$578,055	$1,870,801	$9,512	$1,880,313	3.3
2006	141,026	331,729	5,486	337,215	2.4
2007	204,063	520,772	14,140	534,912	2.6
2008	227,755	614,024	24,921	638,945	2.8
2009	253,002	777,761	50,688	828,449	3.3
2010	345,414	992,482	96,038	1,088,520	3.2
2011	383,650	958,374	126,370	1,084,744	2.8
2012	466,589	951,084	185,176	1,136,260	2.4
2013(4)	513,138	973,112	430,576	1,403,688	2.7
2014(4)	519,323	576,480	520,904	1,097,384	2.1
2015	478,169	233,058	618,157	851,215	1.8
2016	247,328	29,987	419,268	449,255	1.8
Subtotal	4,357,512	8,829,664	2,501,236	11,330,900	2.6
Europe:
2013(4)	619,079	686,153	939,102	1,625,255	2.6
2014(4)	630,344	418,576	761,941	1,180,517	1.9
2015(4)	423,407	131,560	597,050	728,610	1.7
2016	179,394	13,436	314,828	328,264	1.8
Subtotal	1,852,224	1,249,725	2,612,921	3,862,646	2.1
Other geographies:
2012	6,723	8,052	2,151	10,203	1.5
2013	29,568	36,999	6,920	43,919	1.5
2014	88,227	35,078	116,874	151,952	1.7
2015	91,290	45,148	139,946	185,094	2.0
2016	38,837	9,103	76,591	85,694	2.2
Subtotal	254,645	134,380	342,482	476,862	1.9
Purchased U.S. bankruptcy receivables:
2010	11,971	26,238	66	26,304	2.2
2011	1,642	4,539	31	4,570	2.8
2012	83,159	87,545	11,536	99,081	1.2
2013	39,833	67,445	13,924	81,369	2.0
2014	—	—	—	—	—
2015	24,372	1,204	27,002	28,206	1.2
2016	23,863	65	27,756	27,821	1.2
Subtotal	184,840	187,036	80,315	267,351	1.4
Total	$6,649,221	$10,400,805	$5,536,954	$15,937,759	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through June 30, 2016, excluding collections on behalf of others.

(3)	ERC for purchased consumer receivables includes $81.9 million related to accounts that converted to bankruptcy after purchase.

(4)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2016(3)	2017	2018	2019	2020	2021	2022	2023	2024	>2024	Total
Purchased consumer receivables:
United States:
<2006	$3,685	$3,636	$1,316	$693	$182	$—	$—	$—	$—	$—	$9,512
2006	1,696	1,863	963	540	305	119	—	—	—	—	5,486
2007	3,901	4,289	2,585	1,585	973	598	209	—	—	—	14,140
2008	5,322	7,343	4,207	3,391	2,120	1,327	845	366	—	—	24,921
2009	12,287	15,702	9,202	5,683	3,287	2,066	1,317	838	306	—	50,688
2010	22,592	30,539	15,423	10,057	6,655	4,416	2,871	1,866	1,213	406	96,038
2011	30,673	45,031	19,002	11,607	7,444	4,784	3,199	2,079	1,351	1,200	126,370
2012	38,408	63,636	30,802	18,883	12,155	7,909	5,366	3,302	2,146	2,569	185,176
2013(4)	72,353	118,621	82,763	54,345	36,746	24,614	16,112	10,266	6,063	8,693	430,576
2014(4)	87,582	147,253	99,716	63,303	41,592	26,769	19,082	13,516	9,240	12,851	520,904
2015	94,293	175,094	127,769	83,364	53,028	30,806	19,966	14,204	9,972	9,661	618,157
2016	41,061	124,125	98,167	60,091	37,482	22,388	13,648	9,499	6,900	5,907	419,268
Subtotal	413,853	737,132	491,915	313,542	201,969	125,796	82,615	55,936	37,191	41,287	2,501,236
Europe:
2013(4)	92,202	171,593	153,137	135,054	120,277	106,772	95,514	64,553	—	—	939,102
2014(4)	67,066	132,011	123,305	107,929	94,522	82,143	71,523	63,407	18,192	1,843	761,941
2015(4)	44,176	91,678	98,407	82,674	68,119	58,004	50,965	44,879	39,269	18,879	597,050
2016	19,122	48,106	50,984	44,682	36,628	30,435	24,596	21,335	19,040	19,900	314,828
Subtotal	222,566	443,388	425,833	370,339	319,546	277,354	242,598	194,174	76,501	40,622	2,612,921
Other geographies:
2012	342	552	415	301	230	194	117	—	—	—	2,151
2013	1,479	2,291	1,580	774	464	201	114	17	—	—	6,920
2014	5,893	12,857	42,228	37,229	12,422	1,962	1,470	1,468	1,345	—	116,874
2015	17,945	35,267	30,921	22,355	16,291	9,642	4,082	1,483	1,060	900	139,946
2016	5,671	17,804	19,428	14,251	9,954	5,831	1,891	748	542	471	76,591
Subtotal	31,330	68,771	94,572	74,910	39,361	17,830	7,674	3,716	2,947	1,371	342,482
Purchased U.S. bankruptcy receivables:
2010	66	—	—	—	—	—	—	—	—	—	66
2011	29	2	—	—	—	—	—	—	—	—	31
2012	4,232	5,607	1,697	—	—	—	—	—	—	—	11,536
2013	5,345	6,945	1,598	36	—	—	—	—	—	—	13,924
2014	—	—	—	—	—	—	—	—	—	—	—
2015	890	5,485	7,097	6,802	5,385	832	218	142	97	54	27,002
2016	244	3,851	6,604	7,141	6,377	2,819	331	174	116	99	27,756
Subtotal	10,806	21,890	16,996	13,979	11,762	3,651	549	316	213	153	80,315
Total	$678,555	$1,271,181	$1,029,316	$772,770	$572,638	$424,631	$333,436	$254,142	$116,852	$83,433	$5,536,954
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)
ERC for purchased consumer receivables includes $81.9 million related to accounts that converted to bankruptcy after purchase. The collection forecast of each pool is generally estimated up to 120 months based on the expected collection period of each pool in the United States and in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2016 amount consists of six months data from July 1, 2016 to December 31, 2016.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2016	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Purchased consumer receivables:
United States:
2007	$1,183	$204,063	0.6%	0.1%
2008	3,851	227,755	1.7%	0.4%
2009	—	253,002	0.0%	0.0%
2010	2,539	345,414	0.7%	0.3%
2011	12,713	383,650	3.3%	1.3%
2012	45,257	466,589	9.7%	4.6%
2013(2)	116,497	513,138	22.7%	11.8%
2014(2)	228,107	519,323	43.9%	23.1%
2015	344,857	478,169	72.1%	34.9%
2016	232,383	247,328	94.0%	23.5%
Subtotal	987,387	3,638,431	27.1%	100.0%
Europe:
2013(2)	384,927	619,079	62.2%	30.7%
2014(2)	379,330	630,344	60.2%	30.2%
2015(2)	319,354	423,407	75.4%	25.4%
2016	172,067	179,394	95.9%	13.7%
Subtotal	1,255,678	1,852,224	67.8%	100.0%
Other geographies:
2013	1,812	29,568	6.1%	1.1%
2014	62,609	88,227	71.0%	37.3%
2015	66,928	91,290	73.3%	39.8%
2016	36,712	38,837	94.5%	21.8%
Subtotal	168,061	247,922	67.8%	100.0%
Purchased U.S. bankruptcy receivables:
2012	10,532	83,159	12.7%	18.0%
2013	—	39,833	0.0%	0.0%
2014	—	—	—	—
2015	23,911	24,372	98.1%	40.9%
2016	24,024	23,863	100.7%	41.1%
Subtotal	58,467	171,227	34.1%	100.0%
Total	$2,469,593	$5,909,804	41.8%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of June 30, 2016, we had $2.5 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Purchased Consumer Receivables United States	Purchased Consumer Receivables Europe	Purchased Consumer Receivables Other Geographies	Purchased U.S. Bankruptcy Receivables	Total Amortization
2016(1)	$110,547	$61,768	$2,192	$3,717	$178,224
2017	278,733	148,732	13,747	12,303	453,515
2018	218,846	174,592	50,471	13,651	457,560
2019	138,201	161,654	48,618	12,847	361,320
2020	90,846	151,391	25,328	11,258	278,823
2021	56,672	149,019	8,535	3,533	217,759
2022	39,240	156,630	14,930	507	211,307
2023	28,205	155,861	1,674	353	186,093
2024	17,468	61,815	1,319	298	80,900
2025	7,583	30,241	963	—	38,787
2026	1,046	3,975	284	—	5,305
Total	$987,387	$1,255,678	$168,061	$58,467	$2,469,593
________________________

(1)	2016 amount consists of six months data from July 1, 2016 to December 31, 2016.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of June 30,
	2016		2015
	Domestic	International	Domestic(1)	International
General & Administrative	923	2,200	945	1,705
Account Manager	265	3,326	283	2,668
	1,188	5,526	1,228	4,373
________________________

(1)	Headcount as of June 30, 2015 includes 81 Propel employees.

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2014(1)	1,104	$4,288,159	$467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(1)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
Q2 2016	946	2,841,527	233,116
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015

	(Unaudited)
Net cash provided by operating activities	$49,080	$47,412
Net cash used in investing activities	(52,987)	(331,882)
Net cash (used in) provided by financing activities	(11,222)	303,795
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
Net cash provided by operating activities was $49.1 million and $47.4 million during the six months ended June 30, 2016 and 2015, respectively. Cash provided by operating activities during the six months ended June 30, 2016 was primarily related to net income of $57.4 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the six months ended June 30, 2015 was primarily related to net income of $55.2 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $53.0 million and $331.9 million during the six months ended June 30, 2016 and 2015, respectively.
The cash flows used in investing activities during the six months ended June 30, 2016 were primarily related to receivable portfolio purchases of $517.7 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $351.2 million and $106.0 million of proceeds from divestiture of Propel, net of cash divested. The cash flows used in investing activities during the six months ended June 30, 2015 were primarily related to cash paid for the dlc Acquisition, net of cash acquired, of $237.9 million, receivable portfolio purchases (excluding the portfolios acquired from the dlc Acquisition of $216.0 million) of $356.3 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $334.6 million.
Capital expenditures for fixed assets acquired with internal cash flows were $10.1 million and $10.6 million for six months ended June 30, 2016 and 2015, respectively.
Financing Cash Flows
Net cash used in financing activities was $11.2 million during the six months ended June 30, 2016. Net cash provided by financing activities was $303.8 million during the six months ended June 30, 2015. Net cash used in financing activities from discontinued operations was $15.5 million during the six months ended June 30, 2016. Net cash provided by discontinued operations was $63.7 million during the six months ended June 30, 2015.
The cash used in financing activities during the six months ended June 30, 2016 primarily reflects $307.9 million in repayments of amounts outstanding under our credit facilities, offset by $288.8 million in borrowings under our credit facilities. The cash provided by financing activities during the six months ended June 30, 2015 primarily reflects $741.7 million in borrowings under our credit facilities, offset by $357.5 million in repayments of amounts outstanding under our credit facilities and $33.2 million in repurchases of common stock.
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
On March 24, 2016, we amended our revolving credit facility and term loan facility pursuant to Amendment No. 3 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $742.6 million (the “Revolving Credit Facility”), a term loan facility of $158.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million ($55.0 million of which was exercised in November 2015). The Senior Secured Credit Facilities have a five-year maturity, expiring in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of June 30, 2016, we had $666.0 million outstanding and $193.7 million of availability under the Senior Secured Credit Facilities, excluding the $195.0 million available under the accordion.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £200.0 million (the “Cabot Credit Facility”). The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of June 30, 2016, we had £96.2 million (approximately $129.3 million) outstanding and £103.8 million (approximately $139.3 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at June 30, 2016 consisted of $27.6 million held by U.S.-based entities and $111.4 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At June 30, 2016, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Interest Rates. At June 30, 2016, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A – Risk Factors
We have added a risk factor as a result of the “Brexit” referendum and have updated our existing risk factor on regulation of Cabot to include information associated with the FCA authorization of Cabot. Except for the updates to the risk factors set forth below, there is no material change in the information reported under “Part I—Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Economic conditions and regulatory changes leading up to and following the United Kingdom’s expected exit from the European Union could have a material adverse effect on our business, financial condition and results of operations.
On June 23, 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, a withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Consequences such as deterioration in economic conditions, volatility in currency exchange rates or changes in regulation may adversely affect our business, financial condition and operating results.
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
Cabot applied for full authorization of its business with the Financial Conduct Authority (“FCA”) in March 2015 and Cabot Credit Management Group Limited (“CCMG”), a Cabot subsidiary, became authorized and regulated by the FCA in March 2016. CCMG appointed other Cabot subsidiaries as its representatives to carry out debt-collecting and debt administration services on its behalf. CCMG assumes full regulatory responsibility for such entities. In addition to the full authorization of its business with the FCA, CCMG has appointed certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and who will jointly and severally be liable for the acts and omissions of the company and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA.
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
As part of its philosophy of continuous improvement, CCMG regularly reviews policy and practice across all of its business units, to ensure the appropriate and consistent levels of compliance in relation to both regulation and the FCA principles of business. The changes made to policy and practice over the last few years have gradually resulted in, among other things, the lengthening of consumer call duration, the reduction in the number of customer accounts being assessed as suitable for litigation, the extension of pre-litigation recovery periods, the reduction in the number of customer accounts which have been assessed as suitable for the application of interest, and an increase in the number of customers being identified as in a vulnerable situation and therefore not suitable for debt repayment.

The FCA also requires that debt repayments agreed with consumers are evidenced as affordable to the consumer, this results in a means-based evaluation of proposed repayments, be that one time settlements or installments over time. We believe this, combined with the effects as described above, have gradually resulted in: a reduction in the number of highly discounted near term one-time settlements; an increase in the number of payment plans, including a shift from legal collections to repayment plans; and an increase in the length of existing payment plans. As a result, we have seen a reduction in the amount of collections in the near term and expect a lengthening of our collections curve.
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
Also, the manner in which court claims are conducted in England and Wales in connection with the recovery of debt may be subject to significant changes. In September 2014, the Civil Procedure Rules Committee (“CPRC”), an advisory public body set up by statute and sponsored by the U.K. Ministry of Justice, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt. Due to the amount of responses from the industry against the introduction of a dedicated protocol, the CPRC created a dedicated sub-committee with industry and consumer group stakeholders. As a consequence, the CPRC issued an updated consultation in September 2015 in order to seek balance between the interests of the industry and consumer groups. Cabot and its industry body, the Credit Services Association, have each responded to this consultation. These consultation responses are being debated by the sub-committee in August, but Cabot has not received any indication of when the revised protocol may be released or what amendments to the original proposed form may be made. If adopted in its current form, the consultation would require all debt collection entities and law firms instructed and acting on behalf of such entities to disclose significant amounts of information relating to the credit agreement and the state of such credit agreement to a consumer prior to being able to progress a claim to court. In some circumstances, issuers of debt may not be able to provide this information, and as neither Cabot nor its competitors currently maintain such documentation to satisfy such obligations, the protocol may limit Cabot’s ability to commence court proceedings to recover a debt. Certain other requirements are proposed, which may significantly increase the costs and time to initiate a court claim.
Finally, in December 2015, the EU General Data Protection Regulation (“GDPR”) was proposed to replace the Data Protection Directive 95/46/EC. In May 2016 the GDPR was adopted and published in the Official Journal of the EU. The GDPR will be effective starting in 2018 and, although the full scope of the GDPR changes have not yet been released, is likely to introduce significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and supervisory authorities including a European Data Protection Board (“EDPB”).
It is not yet possible to predict the precise impact that the above-referenced changes will have on Cabot. It is likely that the rules and regulations applicable to Cabot, and the burden of regulatory scrutiny to which Cabot is subject, will continue to increase. The FCA’s imposition of additional requirements on Cabot’s operations or failure by Cabot to maintain FCA authorization for its collection activities, the addition, reinterpretation or enforcement of any laws, rules, regulations, or protocols, or increased enforcement of existing consumer protection or privacy laws, rules and regulations, may adversely affect our ability to collect on receivables and may increase our costs associated with regulatory compliance, which could adversely affect our business, financial condition and operating results.

Item 6 – Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1+	Non-Employee Director Compensation Program Guidelines, effective June 1, 2016 (filed herewith)

10.2+	Non-Employee Director Deferred Stock Compensation Plan (filed herewith)

10.3
Amendment Letter, dated June 6, 2016, related to the Amended and Restated Senior Facilities Agreement, dated November 11, 2015, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Date: August 4, 2016