Form 10-Q
period 2016-09-30
ENCORE CAPITAL GROUP INC
filed 2016-11-09
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Stock, $0.01 par value	25,532,227 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$157,672	$123,993
Investment in receivable portfolios, net	2,397,831	2,440,669
Property and equipment, net	66,703	72,546
Deferred court costs, net	57,089	75,239
Other assets	206,403	148,762
Goodwill	819,785	924,847
Assets associated with discontinued operations	—	388,763
Total assets	$3,705,483	$4,174,819
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$217,242	$290,608
Debt	2,848,443	2,944,063
Other liabilities	27,718	59,226
Liabilities associated with discontinued operations	—	232,434
Total liabilities	3,093,403	3,526,331
Commitments and contingencies
Redeemable noncontrolling interest	33,755	38,624
Redeemable equity component of convertible senior notes	3,798	6,126
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,532 shares and 25,288 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	255	253
Additional paid-in capital	83,521	110,533
Accumulated earnings	597,247	543,489
Accumulated other comprehensive loss	(103,320)	(57,822)
Total Encore Capital Group, Inc. stockholders’ equity	577,703	596,453
Noncontrolling interest	(3,176)	7,285
Total equity	574,527	603,738
Total liabilities, redeemable equity and equity	$3,705,483	$4,174,819
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

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$55,158	$50,483
Investment in receivable portfolios, net	1,038,119	1,197,513
Property and equipment, net	16,859	19,767
Deferred court costs, net	20,836	33,296
Other assets	58,146	31,679
Goodwill	616,859	706,812
Assets associated with discontinued operations	—	92,985
Liabilities
Accounts payable and accrued liabilities	$89,056	$142,375
Debt	1,591,403	1,665,009
Other liabilities	770	839
Liabilities associated with discontinued operations	—	58,923
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Revenue from receivable portfolios, net	$159,534	$265,523	$697,080	$799,934
Other revenues	19,881	13,391	60,794	39,424
Total revenues	179,415	278,914	757,874	839,358
Operating expenses
Salaries and employee benefits	67,783	62,995	212,924	194,116
Cost of legal collections	56,932	58,760	158,047	170,834
Other operating expenses	24,131	22,217	75,420	68,278
Collection agency commissions	8,848	9,381	28,242	28,532
General and administrative expenses	34,871	86,789	103,044	155,624
Depreciation and amortization	8,032	8,043	26,128	24,058
Total operating expenses	200,597	248,185	603,805	641,442
(Loss) income from operations	(21,182)	30,729	154,069	197,916
Other (expense) income
Interest expense	(48,632)	(47,816)	(149,920)	(136,369)
Other income (expense)	4,100	(924)	14,358	1,588
Total other expense	(44,532)	(48,740)	(135,562)	(134,781)
(Loss) income before income taxes	(65,714)	(18,011)	18,507	63,135
Benefit (provision) for income taxes	13,768	6,361	(9,831)	(23,174)
(Loss) income from continuing operations	(51,946)	(11,650)	8,676	39,961
Income (loss) from discontinued operations, net of tax	—	2,286	(3,182)	5,827
Net (loss) income	(51,946)	(9,364)	5,494	45,788
Net loss (income) attributable to noncontrolling interest	50,422	(1,595)	48,264	335
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(1,524)	$(10,959)	$53,758	$46,123
Amounts attributable to Encore Capital Group, Inc.:
(Loss) income from continuing operations	$(1,524)	$(13,245)	$56,940	$40,296
Income (loss) from discontinued operations, net of tax	—	2,286	(3,182)	5,827
Net (loss) income	$(1,524)	$(10,959)	$53,758	$46,123

(Loss) earnings per share attributable to Encore Capital Group, Inc.:
Basic (loss) earnings per share from:
Continuing operations	$(0.06)	$(0.52)	$2.22	$1.56
Discontinued operations	$—	$0.09	$(0.13)	$0.23
Net basic (loss) earnings per share	$(0.06)	$(0.43)	$2.09	$1.79
Diluted (loss) earnings per share from:
Continuing operations	$(0.06)	$(0.52)	$2.20	$1.50
Discontinued operations	$—	$0.09	$(0.12)	$0.21
Net diluted (loss) earnings per share	$(0.06)	$(0.43)	$2.08	$1.71

Weighted average shares outstanding:
Basic	25,777	25,450	25,690	25,800
Diluted	25,777	25,450	25,885	26,912
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(51,946)	$(9,364)	$5,494	$45,788
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized gain (loss) on derivative instruments	983	(615)	487	(26)
Income tax effect	(384)	242	(190)	2
Unrealized gain (loss) on derivative instruments, net of tax	599	(373)	297	(24)
Change in foreign currency translation:
Unrealized loss on foreign currency translation	(11,456)	(13,995)	(47,221)	(26,854)
Income tax effect	73	(115)	1,426	(1,479)
Unrealized loss on foreign currency translation, net of tax	(11,383)	(14,110)	(45,795)	(28,333)
Other comprehensive loss, net of tax	(10,784)	(14,483)	(45,498)	(28,357)
Comprehensive (loss) income	(62,730)	(23,847)	(40,004)	17,431
Comprehensive loss (income) attributable to noncontrolling interest:
Net loss (income)	50,422	(1,595)	48,264	335
Unrealized loss (gain) on foreign currency translation	115	2,308	(807)	2,960
Comprehensive loss attributable to noncontrolling interest	50,537	713	47,457	3,295
Comprehensive (loss) income attributable to Encore Capital Group, Inc. stockholders	$(12,193)	$(23,134)	$7,453	$20,726
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$5,494	$45,788
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	1,352	(5,827)
Depreciation and amortization	26,128	24,058
Non-cash interest expense, net	28,557	25,529
Stock-based compensation expense	9,502	17,259
Gain on derivative instruments, net	(10,885)	—
Deferred income taxes	(46,524)	(257)
Excess tax benefit from stock-based payment arrangements	—	(1,705)
Loss on sale of discontinued operations, net of tax	1,830	—
Provision for (reversal of) allowances on receivable portfolios, net	86,777	(3,958)
Changes in operating assets and liabilities
Deferred court costs and other assets	7,572	(31,347)
Prepaid income tax and income taxes payable	(2,485)	(49,431)
Accounts payable, accrued liabilities and other liabilities	(24,146)	38,364
Net cash provided by operating activities from continuing operations	83,172	58,473
Net cash provided by operating activities from discontinued operations	2,096	4,908
Net cash provided by operating activities	85,268	63,381
Investing activities:
Cash paid for acquisitions, net of cash acquired	(675)	(236,214)
Proceeds from divestiture of business, net of cash divested	106,041	—
Purchases of receivable portfolios, net of put-backs	(712,706)	(549,957)
Collections applied to investment in receivable portfolios, net	507,552	488,174
Purchases of property and equipment	(16,548)	(15,754)
Proceeds from derivative instruments, net	10,038	—
Net cash used in investing activities from continuing operations	(106,298)	(313,751)
Net cash provided by (used in) used in investing activities from discontinued operations	14,685	(41,154)
Net cash used in investing activities	(91,613)	(354,905)
Financing activities:
Payment of loan costs	(3,750)	(7,316)
Proceeds from credit facilities	455,786	911,588
Repayment of credit facilities	(443,968)	(471,610)
Repayment of senior secured notes	(14,343)	(11,250)
Repayment of securitized notes	(935)	(32,324)
Repurchase of common stock	—	(33,185)
Taxes paid related to net share settlement of equity awards	(4,113)	(6,050)
Excess tax benefit from stock-based payment arrangements	—	1,705
Proceeds from other debt	35,080	—
Other, net	(10,070)	(5,703)
Net cash provided by financing activities	13,687	345,855
Net increase in cash and cash equivalents	7,342	54,331
Effect of exchange rate changes on cash and cash equivalents	(3,263)	(3,274)
Cash and cash equivalents, beginning of period	153,593	124,163
Cash and cash equivalents, end of period	157,672	175,220
Cash and cash equivalents of discontinued operations, end of period	—	31,825
Cash and cash equivalents of continuing operations, end of period	$157,672	$143,395
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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. Most importantly, the standard eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios. Under this new standard, entities will gross up the initial amortized cost for the purchased financial assets with credit deterioration, the initial amortized cost will be the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
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
The following table presents the results of the discontinued operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$8,882	$4,950	$24,457
Salaries and employee benefits	—	(1,981)	(2,860)	(6,153)
Other operating expenses	—	(1,736)	(1,473)	(3,924)
General and administrative expenses	—	(1,213)	(1,551)	(4,156)
Depreciation and amortization	—	(192)	(127)	(611)
Income (loss) from discontinued operations, before income taxes	—	3,760	(1,061)	9,613
Loss on sale of discontinued operations, before income taxes	—	—	(3,000)	—
Total income (loss) on discontinued operations, before income taxes	—	3,760	(4,061)	9,613
Income tax (provision) benefit	—	(1,474)	879	(3,786)
Total income (loss) from discontinued operations, net of tax	$—	$2,286	$(3,182)	$5,827
Note 3: Earnings (Loss) Per Share
Basic earnings or loss per share is calculated by dividing net earnings or loss attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible senior notes. In computing the diluted net loss per share for the three months ended September 30, 2016 and 2015, dilutive potential common shares are excluded from the diluted loss per share calculation because of their anti-dilutive effect.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding—basic	25,777	25,450	25,690	25,800
Dilutive effect of stock-based awards	—	—	195	265
Dilutive effect of convertible senior notes	—	—	—	847
Weighted average common shares outstanding—diluted	25,777	25,450	25,885	26,912
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,466	$—	$1,466
Liabilities
Foreign currency exchange contracts	—	(72)	—	(72)
Interest rate swap agreements	—	(199)	—	(199)
Temporary Equity
Redeemable noncontrolling interests	—	—	(33,755)	(33,755)

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$718	$—	$718
Liabilities
Foreign currency exchange contracts	—	(601)	—	(601)
Interest rate swap agreements	—	(352)	—	(352)
Temporary Equity
Redeemable noncontrolling interests	—	—	(38,624)	(38,624)
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

The components of the change in the redeemable noncontrolling interests for the periods ended September 30, 2016 and December 31, 2015 are presented in the following table (in thousands):

Amount
Balance at December 31, 2014	$28,885
Addition to redeemable noncontrolling interest	9,409
Net income attributable to redeemable noncontrolling interests	1,371
Adjustment of the redeemable noncontrolling interests to fair value	2,349
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,390)
Balance at December 31, 2015	38,624
Addition to redeemable noncontrolling interest	498
Net loss attributable to redeemable noncontrolling interests	(37,029)
Adjustment of the redeemable noncontrolling interests to fair value	32,470
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(808)
Balance at September 30, 2016	$33,755
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 10.5%, respectively, for U.S. portfolios, approximately 29.9% and 11.9%, respectively, for Europe portfolios and approximately 32.9% and 11.0%, respectively for other geographies. Using this method, the fair value of investment in receivable portfolios was approximately $2,165.0 million and $2,473.8 million as of September 30, 2016 and December 31, 2015, respectively, as compared to the carrying value of $2,397.83 million and $2,440.67 million as of September 30, 2016 and December 31, 2015, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S. and European portfolios by approximately $44.3 million and $58.6 million, respectively, as of September 30, 2016. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount that could be realized if its investment in receivable portfolios were sold.
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
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $414.0 million and $406.6 million as of September 30, 2016 and December 31, 2015, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $382.8 million and $372.2 million as of September 30, 2016 and December 31, 2015, respectively.

Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1.3 billion and $1.4 billion, as of September 30, 2016 and December 31, 2015, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1.3 billion and $1.4 billion as of September 30, 2016 and December 31, 2015, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of September 30, 2016 and December 31, 2015.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$676	Other assets	$718
Foreign currency exchange contracts	Other liabilities	(72)	Other liabilities	(601)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	790	Other assets	—
Interest rate swap agreements	Other liabilities	(199)	Other liabilities	(352)
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
As of September 30, 2016, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $33.6 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the nine months ended September 30, 2016 and 2015.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Foreign currency exchange contracts	$989	$(670)	Salaries and employee benefits	$151	$(153)	Other (expense) income	$—	$—
Foreign currency exchange contracts	171	(126)	General and administrative expenses	26	(28)	Other (expense) income	—	—

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Foreign currency exchange contracts	$1,284	$(593)	Salaries and employee benefits	$683	$(468)	Other (expense) income	$—	$—
Foreign currency exchange contracts	(19)	24	General and administrative expenses	95	(75)	Other (expense) income	—	—
Derivatives Not Designated as Hedging Instruments
In 2016, Encore and its Cabot subsidiary collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. Before the effect of income tax and noncontrolling interest, the net gain on these derivative contracts recognized in the Company’s condensed consolidated statements of operations was $3.3 million and $10.7 million during the three and nine months ended September 30, 2016, respectively.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign currency exchange contracts (1)	Other income (expense)	$3,330	$—	$10,706	$—
Interest rate swap agreements	Interest expense	39	—	83	—
________________________

(1)
After the effect of income tax and noncontrolling interest, the net impact of the derivative contracts to consolidated net income from continuing operations attributable to Encore was a gain of $0.5 million and $2.1 million during the three and nine months ended September 30, 2016, respectively.

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
In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. With gross collections being discounted at monthly IRRs, when collections are lower in the near term, even if substantially higher collections are expected later in the collection curve, an allowance charge could result.
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. During the quarter ended September 30, 2016, the Company revised the forecasting methodology it uses to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. This change was made as a result of (1) the Company having observed that older portfolios in Europe have consistently experienced cash collections beyond 120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of the collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) the Company’s increased confidence in its ability to forecast future cash collections to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016 to certain portfolios in Europe for which the Company could accurately forecast through such term. In addition, during the three months ended September 30, 2016, the Company recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in near term collections against the forecasts for certain pools in Europe. These changes in forecasted future cash flows resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios of approximately $296.5 million as of September 30, 2016. The increase in the collection forecast from 120 months to 180 months had the effect of reducing the allowance charges by approximately $13.2 million. For portfolios in Europe that were not extended to 180 months, the Company will continue to include collection forecasts to 120 months in calculating accretion revenue and in its estimated remaining collection disclosures. In the United States, the Company will continue to include collection forecasts to 120 months in calculating accretion revenue. Expected collections beyond the 120 month collection forecast in the United States are included in its estimated remaining collection disclosures but are not included in the calculation of accretion revenue.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
December 31, 2015	$3,047,640	$223,031	$3,270,671
Revenue recognized, net	(238,547)	(31,547)	(270,094)
Net additions on existing portfolios	39,538	8,071	47,609
Additions for current purchases, net	193,654	—	193,654
Effect of foreign currency translation	(64,330)	470	(63,860)
Balance at March 31, 2016	2,977,955	200,025	3,177,980
Revenue recognized, net	(233,714)	(33,738)	(267,452)
Net additions on existing portfolios	59,459	95,135	154,594
Additions for current purchases, net	183,217	—	183,217
Effect of foreign currency translation	(181,223)	245	(180,978)
Balance at June 30, 2016	2,805,694	261,667	3,067,361
Revenue recognized, net	(119,543)	(39,991)	(159,534)
Net additions on existing portfolios	299,212	22,862	322,074
Additions for current purchases, net	180,079	—	180,079
Effect of foreign currency translation	(75,402)	135	(75,267)
Balance at September 30, 2016	$3,090,040	$244,673	$3,334,713

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2014	$2,993,321	$66,392	$3,059,713
Revenue recognized, net	(248,539)	(15,571)	(264,110)
Net additions on existing portfolios	228,560	39,661	268,221
Additions for current purchases, net	85,907	—	85,907
Effect of foreign currency translation	(108,046)	(54)	(108,100)
Balance at March 31, 2015	2,951,203	90,428	3,041,631
Revenue recognized, net	(243,425)	(26,876)	(270,301)
Net additions on existing portfolios	(40,337)	74,587	34,250
Additions for current purchases, net	395,009	—	395,009
Effect of foreign currency translation	131,654	(1)	131,653
Balance at June 30, 2015	3,194,104	138,138	3,332,242
Revenue recognized, net	(233,680)	(31,843)	(265,523)
Net additions on existing portfolios	117,399	119,127	236,526
Additions for current purchases, net	149,278	—	149,278
Effect of foreign currency translation	(120,970)	(1,209)	(122,179)
Balance at September 30, 2015	$3,106,131	$224,213	$3,330,344
During the three months ended September 30, 2016, the Company purchased receivable portfolios with a face value of $1.5 billion for $206.4 million, or a purchase cost of 14.0% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2016 amounted to $386.5 million. During the three months ended September 30, 2015, the Company purchased receivable portfolios with a face value of $2.1 billion for $187.2 million, or a purchase cost of 9.0% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2015 amounted to $336.4 million.
During the nine months ended September 30, 2016, the Company purchased receivable portfolios with a face value of $7.9 billion for $696.2 million, or a purchase cost of 8.9% of face value. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2016 amounted to $1.3 billion. During the nine months ended September 30, 2015, the Company purchased receivable portfolios with a face value of $8.7 billion for $731.1 million, or a purchase cost of 8.4% of face value. Purchases of charged-off credit card portfolios during the nine months ended September 30, 2015, include $216.0 million of portfolios acquired in connection with the dlc Acquisition. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2015 amounted to $1.3 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2016 and 2015, Zero Basis Revenue was approximately $40.0 million and $31.8 million, respectively. During the nine months ended September 30, 2016 and 2015, Zero Basis Revenue was approximately $105.3 million and $74.3 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,465,967	$3,626	$—	$2,469,593
Purchases of receivable portfolios	206,359	—	—	206,359
Gross collections(1)	(366,321)	(706)	(39,934)	(406,961)
Put-backs and Recalls(2)	(3,103)	—	(57)	(3,160)
Foreign currency adjustments	(27,361)	(173)	—	(27,534)
Revenue recognized	212,664	—	38,317	250,981
Portfolio (allowance) reversals, net	(93,121)	—	1,674	(91,447)
Balance, end of period	$2,395,084	$2,747	$—	$2,397,831
Revenue as a percentage of collections(3)	58.1%	0.0%	96.0%	61.7%

	Three Months Ended September 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,343,864	$7,903	$—	$2,351,767
Purchases of receivable portfolios	187,180	—	—	187,180
Gross collections(1)	(388,822)	(1,126)	(31,805)	(421,753)
Put-backs and Recalls(2)	(5,677)	(1)	(37)	(5,715)
Foreign currency adjustments	(52,505)	(1,273)	—	(53,778)
Revenue recognized	240,039	—	28,745	268,784
Portfolio (allowance) reversals, net	(6,358)	—	3,097	(3,261)
Balance, end of period	$2,317,721	$5,503	$—	$2,323,224
Revenue as a percentage of collections(3)	61.7%	0.0%	90.4%	63.7%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

	Nine Months Ended September 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	696,228	—	—	696,228
Transfer of portfolios	(96)	96	—	—
Gross collections(1)	(1,181,546)	(2,063)	(105,257)	(1,288,866)
Put-backs and Recalls(2)	(19,680)	(11)	(19)	(19,710)
Foreign currency adjustments	(127,680)	110	—	(127,570)
Revenue recognized	683,752	—	100,105	783,857
Portfolio (allowance) reversals, net	(91,948)	—	5,171	(86,777)
Balance, end of period	$2,395,084	$2,747	$—	$2,397,831
Revenue as a percentage of collections(3)	57.9%	0.0%	95.1%	60.8%

	Nine Months Ended September 30, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios	731,114	—	—	731,114
Gross collections(1)	(1,205,717)	(4,351)	(74,080)	(1,284,148)
Put-backs and Recalls(2)	(9,652)	(20)	(229)	(9,901)
Foreign currency adjustments	(54,753)	(2,602)	20	(57,335)
Revenue recognized	731,196	—	64,780	795,976
Portfolio (allowance) reversals, net	(5,551)	—	9,509	3,958
Balance, end of period	$2,317,721	$5,503	$—	$2,323,224
Revenue as a percentage of collections(3)	60.6%	0.0%	87.4%	62.0%
________________________

(1)	Does not include amounts collected on behalf of others.

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
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$55,918	$68,454	$60,588	$75,673
Provision for portfolio allowances	94,011	8,322	94,011	8,322
Reversal of prior allowances	(2,564)	(5,061)	(7,234)	(12,280)
Balance at end of period	$147,365	$71,715	$147,365	$71,715
Note 8: Deferred Court Costs, Net
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the Company is required to pay certain upfront costs to the applicable courts that are recoverable from the consumer (“Deferred Court Costs”).

The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on an estimated court cost recovery rate established based on its analysis of historical court costs recovery data. Based on recent trends of historical court costs recovery data, the Company noted a decrease in the estimated court cost recovery rate in the United Kingdom. Based on the revised estimated court cost recovery rate, the Company recorded an additional court costs reserve of approximately $11.3 million during the three months ended September 30, 2016. The Company estimates deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation. The Company writes off any Deferred Court Costs not recovered within the respective deferral period. Collections received from debtors are first applied against related court costs with the balance applied to the debtors’ account balance.
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2016	December 31, 2015
Court costs advanced	$646,399	$636,922
Court costs recovered	(257,575)	(242,899)
Court costs reserve	(331,735)	(318,784)
Deferred court costs	$57,089	$75,239
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(319,651)	$(298,955)	$(318,784)	$(279,572)
Provision for court costs	(25,599)	(22,434)	(55,976)	(59,897)
Net down of reserve after deferral period	12,955	11,924	40,028	30,284
Effect of foreign currency translation	560	545	2,997	265
Balance at end of period	$(331,735)	$(308,920)	$(331,735)	$(308,920)
Note 9: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred tax assets	$44,087	$12,695
Identifiable intangible assets, net	31,113	15,712
Prepaid income taxes	28,729	25,839
Other financial receivables	22,047	11,275
Prepaid expenses	15,766	21,872
Service fee receivables	11,045	13,708
Receivable from seller	5,388	8,605
Security deposits	2,967	2,368
Derivative instruments	1,466	718
Other	43,795	35,970
Total	$206,403	$148,762

Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	September 30, 2016	December 31, 2015
Encore revolving credit facility	$567,000	$627,000
Encore term loan facility	134,031	143,078
Encore senior secured notes	14,407	28,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(34,502)	(41,867)
Cabot senior secured notes	1,242,359	1,360,000
Add: Debt premium	39,516	53,440
Less: Debt discount	(2,440)	(3,184)
Cabot senior revolving credit facility	114,321	54,089
Preferred equity certificates	211,620	221,516
Capital lease obligations	5,949	11,054
Other	140,630	83,342
	2,881,391	2,985,718
Less: debt issuance costs, net of amortization	(32,948)	(41,655)
Total	$2,848,443	$2,944,063
Encore Revolving Credit Facility and Term Loan Facility
On March 24, 2016, the Company amended its revolving credit facility and term loan facility pursuant to Amendment No. 3 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $742.6 million (the “Revolving Credit Facility”), a term loan facility of $158.8 million (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million ($55.0 million of which was exercised in November 2015). Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement expires in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, maturing in February 2017 and November 2017, respectively.
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
At September 30, 2016, the outstanding balance under the Restated Credit Agreement was $701.0 million, which bore a weighted average interest rate of 3.58% and 3.28% for the three months ended September 30, 2016 and 2015, respectively, and 3.52% and 3.12% for the nine months ended September 30, 2016 and 2015, respectively. Available capacity under the Restated Credit Agreement, subject to borrowing base and applicable debt covenants, was $175.6 million as of September 30, 2016, not including the $195.0 million additional capacity provided by the facility’s remaining accordion feature.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of September 30, 2016, $6.2 million of the 7.375% Senior Secured Notes and $8.2 million of the 7.75% Senior Secured Notes, for an aggregate of $14.4 million, remained outstanding.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. The Senior Secured Notes are pari passu with, and are collateralized by the same collateral as, the Senior Secured Credit Facilities. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by

Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the Senior Secured Notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the purchase agreement for the Senior Secured Notes have been amended in connection with amendments to the Restated Credit Agreement in order to align certain provisions between the two agreements.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of September 30, 2016 are listed below.

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

The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,247	$143,645
Equity component	$14,702	$32,253	$17,355
Equity issuance cost	$788	$1,106	$581
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	September 30, 2016	December 31, 2015
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(34,502)	(41,867)
Liability component—net carrying amount	$413,998	$406,633
Equity component	$60,511	$58,184
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense—stated coupon rate	$3,317	$3,315	$9,925	$9,915
Interest expense—amortization of debt discount	2,501	2,359	7,366	6,947
Total interest expense—convertible notes	$5,818	$5,674	$17,291	$16,862
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
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $115.3 million as of September 30, 2016. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount. The excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. As a result, the Company reclassified $3.8 million of the equity component to temporary equity as of September 30, 2016. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
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
On August 2, 2013, Cabot Financial issued £100.0 million (approximately $151.7 million) in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes”). Interest on the Cabot 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year.
On March 27, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.500% Senior Secured Notes due 2021 (the “Cabot 2021 Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year.
On October 6, 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) in aggregate principal amount of 7.50% Senior Secured Notes due 2023 (the “Cabot 2023 Notes” and, together with the Cabot 2019 Notes, the Cabot 2020 Notes and the Cabot 2021 Notes, the “Cabot Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The proceeds of the Cabot 2023 Notes were used to (1) redeem in full the Cabot 2019 Notes, (2) partially repay amounts outstanding under the Cabot Credit Facility (defined below), (3) pay accrued interest on the Cabot 2019 Notes, and (4) pay fees and expenses in relation to the offering of the Cabot 2023 Notes. Refer to Note 16, “Subsequent Events”, for further details of the Cabot 2023 Notes.
The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: Cabot Credit Management Limited (“CCM”), Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). Subject to the Intercreditor Agreement described below under “-Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Cabot Floating Rate Notes, Marlin Bonds and the Cabot Credit Facility described below.
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
The Marlin Bonds are fully and unconditionally guaranteed on a senior secured basis by Cabot Financial Limited and each of Cabot Financial Limited’s material subsidiaries other than Marlin Intermediate Holdings plc, each of which is an indirect subsidiary of the Company. Subject to the Intercreditor Agreement described below under “-Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Marlin Bonds are pari passu with each such guarantee given in respect of the Cabot Notes, the Cabot Floating Rate Notes and the Cabot Credit Facility.
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense—stated coupon rate	$25,870	$24,394	$81,359	$72,395
Interest income—accretion of debt premium	(2,542)	(2,771)	(7,854)	(7,978)
Interest expense—amortization of debt discount	119	—	503	—
Total interest expense—Cabot senior secured notes	$23,447	$21,623	$74,008	$64,417
At September 30, 2016, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was $1.2 billion.
Cabot Senior Revolving Credit Facility
On September 20, 2012, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an agreement for a senior committed revolving credit facility of £50.0 million (approximately $82.7 million) (the “Cabot Credit Agreement”). Since such date there have been a number of amendments made, including, but not limited to, increases in the lenders’ total commitments thereunder. On October 6, 2016, Cabot Financial UK amended and restated its existing senior secured revolving credit facility agreement to, among other things, increase the total committed amount of the facility to £250.0 million (approximately $316.2 million), extend the termination date to September 24, 2019 and decrease the interest rate from LIBOR (or EURIBOR for any loan drawn in euro) plus 3.5% to LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25% (as amended and restated, the “Cabot Credit Facility”). The Cabot Credit Facility also includes an uncommitted accordion provision which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness, among other conditions precedent.
The Cabot Credit Facility expires in September 2019, and includes the following key provisions:

•	Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.5% until October 5, 2016 and LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25% thereafter;

•	A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;

•
A restrictive covenant that limits the super senior loan (i.e. the Cabot Credit Facility and any super priority hedging liabilities) to value ratio to 0.25 in the event that the Cabot Credit Facility is more than 20% utilized;

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
At September 30, 2016, the outstanding borrowings under the Cabot Credit Facility were approximately $114.3 million. The weighted average interest rate was 3.89% and 3.88% for the three months ended September 30, 2016 and 2015, respectively, and 3.97% and 3.86% for the nine months ended September 30, 2016 and 2015, respectively.
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
As of September 30, 2016, the outstanding balance of the PECs, including accrued interest, was approximately $211.6 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of September 30, 2016, the Company’s combined obligations for capital leases were approximately $5.9 million. These capital lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 5.9%.
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
Janus Holdings is the indirect parent company of Cabot. The Company has determined that Janus Holdings is a VIE and the Company is the primary beneficiary of the VIE. The key activities that affect Cabot’s economic performance include, but are not limited to, operational budgets and purchasing decisions. Through its control of the board of directors of Janus Holdings, the Company controls the key operating activities at Cabot.
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
Note 12: Income Taxes
Income tax benefits for loss from continuing operations were $13.8 million and $6.4 million during the three months ended September 30, 2016 and 2015, respectively. Income tax provisions for income from continuing operations were $9.8 million and $23.2 million during the nine months ended September 30, 2016 and 2015, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Federal (benefit) provision	(35.0)%	(35.0)%	35.0%	35.0%
State (benefit) provision	(2.2)%	(2.4)%	2.2%	2.4%
International provision (benefit)(1)	16.0%	(20.5)%	19.3%	(8.3)%
Permanent items(2)	0.3%	1.4%	3.3%	1.2%
Tax effect of CFPB / regulatory charges	0.0%	21.9%	0.0%	6.2%
Other(3)	(0.1)%	(0.7)%	(6.7)%	0.2%
Effective rate	(21.0)%	(35.3)%	53.1%	36.7%
________________________

(1)	Relates primarily to lower tax rates on income or loss attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and an IRS audit settlement.
The effective tax rates fluctuated significantly during the periods presented due to the following factors.
In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since the Company operates in foreign countries with varying tax rates that are much lower than the tax rate in the United States, the magnitude of the impact of the results from the international operations have on the Company’s quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period. During the third quarter, the Company recorded a large allowance charge on certain portfolio pool groups in Europe and incurred pre-tax losses. As required under the authoritative guidance for interim tax reporting, the Company considered this loss and the related tax benefit in determining its estimated tax rate for the year, which is then applied to the third quarter pre-tax results in determining the quarterly tax expense. Since the loss is tax effected at a much lower tax rate in the United Kingdom, which results in lower tax benefit; and the income in the United States is taxed at a much higher tax rate, which results in higher tax expense, the loss has the effect of increasing the Company’s estimated annual tax rate significantly.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2016 and 2015, was immaterial.

The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $23.9 million and $58.5 million at September 30, 2016 and December 31, 2015, respectively. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $10.3 million and $14.9 million as of September 30, 2016 and December 31, 2015, respectively. The reduction in gross unrecognized tax benefits was due to certain state statute of limitation closing.
During the three and nine months ended September 30, 2016, the Company did not provide for U.S. income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries was approximately zero during the three and nine months ended September 30, 2016.
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
Except as described in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, at September 30, 2016, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. In September 2016, the Company recorded $2.4 million to the TCPA settlement fund in addition to the existing reserve. As of September 30, 2016, other than this additional TCPA reserve, the reserves for the Consumer Finance Protection Bureau (“CFPB”) and ancillary state regulatory matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2016, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.2 billion for a purchase price of approximately $346.3 million. Most purchase commitments do not extend past one year.

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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues(1):
United States	$165,933	$170,177	$502,776	$535,919
International
Europe(2), (3)	(9,540)	98,783	188,223	275,521
Other foreign countries	23,022	9,954	66,875	27,918
	13,482	108,737	255,098	303,439
Total	$179,415	$278,914	$757,874	$839,358
________________________

(1)	Revenues are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

(3)	Revenues from Europe during the three and nine months ended September 30, 2016 are net of the allowance charge of $94.0 million as discussed in Note 7, “Investment in Receivable Portfolios, Net”.
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the nine months ended September 30, 2016 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment as of September 30, 2016 and December 31, 2015. A summary of changes in the carrying amounts of goodwill were as follows (in thousands):

Total
Balance, December 31, 2015	$924,847
Goodwill acquired	623
Goodwill adjustments(1)	(21,408)
Effect of foreign currency translation	(84,277)
Balance, September 30, 2016	$819,785
________________________

(1)
Represent adjustments made to preliminary purchase price allocations as a result of obtaining fair value of intangible assets acquired and finalizing certain established deferred income tax associated with prior year business combinations.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$23,523	$(3,014)	$20,509	$5,356	$(903)	$4,453
Developed technologies	8,167	(3,855)	4,312	8,141	(3,793)	4,348
Trade name and other	10,669	(4,377)	6,292	10,324	(3,413)	6,911
Total intangible assets	$42,359	$(11,246)	$31,113	$23,821	$(8,109)	$15,712
Note 16: Subsequent Events
Cabot Senior Secured Notes
On October 6, 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) aggregate principal amount of Cabot 2023 Notes. The Cabot 2023 Notes were issued at a price equal to 100% of their face value. The Cabot 2023 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act.
The Cabot 2023 Notes have not been and will not be registered under the Securities Act. The Cabot 2023 Notes are guaranteed on a senior secured basis by CCM, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot 2023 Notes were issued pursuant to an Indenture, dated October 6, 2016, between, among others, Cabot Financial, the guarantors and Citibank, N.A., London Branch, as trustee. The Cabot 2023 Notes are secured by a first-ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM).
The Cabot 2023 Notes bear interest at a fixed rate equal to 7.50% per annum. Interest on the Cabot 2023 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Cabot 2023 Notes mature on October 1, 2023.
The proceeds from the offering were used to (1) redeem in full the Cabot 2019 Notes, (2) partially repay amounts outstanding under the Cabot Credit Facility, (3) pay accrued interest on the Cabot 2019 Notes, and (4) pay fees and expenses in relation to the offering of the Cabot 2023 Notes.
Cabot Senior Revolving Credit Facility
On October 6, 2016, Cabot Financial UK, amended and restated its existing senior secured revolving credit facility agreement to, among other things, increase the total committed amount of the facility to £250 million, extend the termination date to September 24, 2019 and decrease the interest rate from LIBOR (or EURIBOR for any loan drawn in euro) plus 3.5% to LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” and those set forth in our subsequent Quarterly Reports on Form 10-Q under “Part II, Item 1A, Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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
The FCA has adopted detailed rules relating to conducting consumer credit activities, in addition to putting in place high-level principles and conditions to which it expects businesses and Approved Persons in the sector to adhere. The FCA has the ability to impose significant fines, ban certain individuals from carrying on trade within the financial services industry, cease certain products from being collected upon and in extreme circumstance remove permissions to trade.
As part of its philosophy of continuous improvement, CCMG regularly reviews policy and practice across all of its business units, to ensure that we can evidence an appropriate and consistent level of compliance to the regulatory requirements. The changes made to policy and practice over the last few years have been designed to reflect the FCA’s outcome based approach, which focuses on the actual customer impact and the key behavioral drivers. Examples of changes made include a call framework refresh that enables increased flexibility for call handlers to tailor conversations to reflect the specific customer circumstances and increased focus on the identification of customer vulnerability.
The FCA also requires that debt repayments agreed with consumers are evidenced as affordable to the consumer, this results in a means-based evaluation of proposed repayments, be that one time settlements or installments over time. We believe this, combined with the changes as described above, have gradually resulted in: a reduction in the number of highly discounted near term one-time settlements; an increase in the number of payment plans, including a shift from legal collections to repayment plans; and an increase in the length of existing payment plans. As a result, we have seen a reduction in the amount of collections in the near term and expect a lengthening of our collections curve. CCMG continues to implement and evaluate operational strategies that are designed to increase collections and mitigate the effects of shifting of collections from the near term to later in our collections curve.

New legislation, the E.U. General Data Protection Regulation (“GDPR”) will replace the current Data Protection Act in 2018. This will introduce significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and supervisory authorities including a European Data Protection Board (“EDPB”). We have analyzed the GDPR requirements and are working to ensure that we become compliant.
On June 23, 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, a withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the E.U. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the E.U. will have and how such withdrawal will affect us. The GDPR requirements discussed above will not be impacted by the United Kingdom leaving the E.U.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States:
Credit card	$131,671	$120,883	$379,300	$347,524
Consumer bankruptcy receivables	9,914	10,978	33,776	10,978
Subtotal	141,585	131,861	$413,076	$358,502
Europe:
Credit card	30,727	37,342	207,682	338,218
IVA	107	4,681	2,546	7,418
Other	12,133	—	12,133	8,460
Subtotal	42,967	42,023	222,361	354,096
Other geographies:
Credit card and other	21,807	13,296	60,791	18,516
Total purchases	$206,359	$187,180	$696,228	$731,114
During the three months ended September 30, 2016, we invested $206.4 million to acquire consumer receivable portfolios, with face values aggregating $1.5 billion, for an average purchase price of 14.0% of face value. This is a $19.2 million, or 10.3%, increase in the amount invested, compared with the $187.2 million invested during the three months ended September 30, 2015, to acquire consumer receivable portfolios with face values aggregating $2.1 billion, for an average purchase price of 9.0% of face value.
During the nine months ended September 30, 2016, we invested $696.2 million to acquire consumer receivable portfolios, with face values aggregating $7.9 billion, for an average purchase price of 8.9% of face value. This is a $34.9 million, or 4.8%, decrease in the amount invested, compared with the $731.1 million invested during the nine months ended September 30, 2015, to acquire consumer receivable portfolios with face values aggregating $8.7 billion, for an average purchase price of 8.4% of face value.
The increase in capital deployment for the three months ended September 30, 2016, as compared to the corresponding period in the prior year, was primarily the result of increased purchasing volume in the United States due to the improved pricing environment. The decrease in capital deployment for the nine months ended September 30, 2016, as compared to the corresponding period in the prior year, was due to the $216.0 million of receivable portfolios acquired in connection with the dlc Acquisition in June 2015. Excluding the portfolios acquired in connection with the dlc Acquisition, capital deployment increased during the nine months ended September 30, 2016 as compared to the comparable period in 2015, primarily as a result of increased purchasing volume in the United States and Cabot’s investment in Spain, France and Portugal as part of its European expansion strategy.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. Additionally, the improved pricing environment has not materialized to blend down the average purchase price as a percentage of face value in the United States.

Collections by Channel and Geographic Location
We currently utilize three channels for the collection of our receivables: collection sites, legal collections, and collection agencies. The collection sites channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States:
Collection sites	$111,753	$113,663	$362,010	$374,745
Legal collections	130,985	154,190	427,972	480,896
Collection agencies(1)	12,875	16,649	41,630	52,702
Subtotal	255,613	284,502	831,612	908,343
Europe:
Collection sites	61,306	65,512	180,742	176,169
Legal collections	31,502	24,680	94,596	63,616
Collection agencies	28,730	38,564	100,684	112,136
Subtotal	121,538	128,756	376,022	351,921
Other geographies:
Collection sites	22,518	7,681	60,726	22,706
Legal collections	2,634	—	7,775	—
Collection agencies	4,658	814	12,731	1,178
Subtotal	29,810	8,495	81,232	23,884
Total collections	$406,961	$421,753	$1,288,866	$1,284,148
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections decreased by $14.8 million, or 3.5%, to $407.0 million during the three months ended September 30, 2016, from $421.8 million during the three months ended September 30, 2015. The decrease was primarily due to decreased collections in the United States and Europe, partially offset by increased collections in other geographies. The decrease in collections in the United States was primarily due to a decrease in legal collections resulting from temporary delays in receiving media from issuers required to initiate the legal process for a number of accounts. We believe these temporary delays will decrease in the fourth quarter of 2016 and expect increased placements in our legal channel thereafter. In Europe, the decrease in collections was due to the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar. As we continue to expand and enhance our in-house servicing capabilities in Europe, we expect collections to shift from collection agencies to collection sites and legal collections. The increase in legal collections was primarily due to an increase in the accounts placed in the legal channel as we continuously improve our ability to identify consumers that are able, but unwilling, to pay their obligations. In other geographies collections continue to increase as the Company expands internationally.
Gross collections increased slightly by $4.8 million, or 0.4%, to $1,288.9 million during the nine months ended September 30, 2016, from $1,284.1 million during the nine months ended September 30, 2015, primarily due to increased collections in Europe and other geographies, offset by a decrease of collections in the United States. The increase in collections in Europe was primarily the result of increased legal collections offset by a decrease in collection agency collections. The increase in legal collections was primarily due to an increase in the accounts placed in the legal channel as we continuously improve our ability to identify consumers that are able, but unwilling, to pay their obligations. As we continue to expand and enhance our in-house servicing capabilities in Europe, we expect collections to shift from collection agencies to collection sites and legal collections. The increase in collections in Europe was partially offset by the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar. In other geographies collections continue to increase as the Company expands internationally. The decrease of collections in the United States was primarily due to a decrease in legal collections resulting from temporary delays in receiving media from issuers required to initiate the legal process for a number of accounts.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2016		2015
Revenues
Revenue from receivable portfolios, net	$159,534	88.9%	$265,523	95.2%
Other revenues	19,881	11.1%	13,391	4.8%
Total revenues	179,415	100.0%	278,914	100.0%
Operating expenses
Salaries and employee benefits	67,783	37.8%	62,995	22.6%
Cost of legal collections	56,932	31.7%	58,760	21.1%
Other operating expenses	24,131	13.5%	22,217	8.0%
Collection agency commissions	8,848	4.9%	9,381	3.3%
General and administrative expenses	34,871	19.4%	86,789	31.1%
Depreciation and amortization	8,032	4.5%	8,043	2.9%
Total operating expenses	200,597	111.8%	248,185	89.0%
(Loss) income from operations	(21,182)	(11.8)%	30,729	11.0%
Other (expense) income
Interest expense	(48,632)	(27.1)%	(47,816)	(17.1)%
Other income (expense)	4,100	2.3%	(924)	(0.4)%
Total other expense	(44,532)	(24.8)%	(48,740)	(17.5)%
Loss before income taxes	(65,714)	(36.6)%	(18,011)	(6.5)%
Benefit for income taxes	13,768	7.6%	6,361	2.3%
Loss from continuing operations	(51,946)	(29.0)%	(11,650)	(4.2)%
Income from discontinued operations, net of tax	—	0.0%	2,286	0.8%
Net loss	(51,946)	(29.0)%	(9,364)	(3.4)%
Net loss (income) attributable to noncontrolling interest	50,422	28.2%	(1,595)	(0.5)%
Net loss attributable to Encore Capital Group, Inc. stockholders	$(1,524)	(0.8)%	$(10,959)	(3.9)%

	Nine Months Ended September 30,
	2016		2015
Revenues
Revenue from receivable portfolios, net	$697,080	92.0%	$799,934	95.3%
Other revenues	60,794	8.0%	39,424	4.7%
Total revenues	757,874	100.0%	839,358	100.0%
Operating expenses
Salaries and employee benefits	212,924	28.1%	194,116	23.1%
Cost of legal collections	158,047	20.9%	170,834	20.4%
Other operating expenses	75,420	10.0%	68,278	8.1%
Collection agency commissions	28,242	3.7%	28,532	3.4%
General and administrative expenses	103,044	13.6%	155,624	18.5%
Depreciation and amortization	26,128	3.4%	24,058	2.9%
Total operating expenses	603,805	79.7%	641,442	76.4%
Income from operations	154,069	20.3%	197,916	23.6%
Other (expense) income
Interest expense	(149,920)	(19.8)%	(136,369)	(16.2)%
Other income	14,358	1.9%	1,588	0.1%
Total other expense	(135,562)	(17.9)%	(134,781)	(16.1)%
Income before income taxes	18,507	2.4%	63,135	7.5%
Provision for income taxes	(9,831)	(1.3)%	(23,174)	(2.7)%
Income from continuing operations	8,676	1.1%	39,961	4.8%
(Loss) income from discontinued operations, net of tax	(3,182)	(0.4)%	5,827	0.7%
Net income	5,494	0.7%	45,788	5.5%
Net loss attributable to noncontrolling interest	48,264	6.4%	335	0.0%
Net income attributable to Encore Capital Group, Inc. stockholders	$53,758	7.1%	$46,123	5.5%
Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues(2)	$(12,842)	$—	$(12,842)	$92,641	$—	$92,641
Total operating expenses	(58,074)	—	(58,074)	(47,203)	—	(47,203)
(Loss) income from operations	(70,916)	—	(70,916)	45,438	—	45,438
Interest expense-non-PEC	(26,472)	—	(26,472)	(27,564)	—	(27,564)
PEC interest (expense) income	(11,575)	5,672	(5,903)	(12,264)	6,010	(6,254)
Other income (expense)	4,845	—	4,845	(570)	—	(570)
(Loss) income before income taxes	(104,118)	5,672	(98,446)	5,040	6,010	11,050
Benefit (provision) for income taxes	17,382	—	17,382	(2,037)	—	(2,037)
Net (loss) income	(86,736)	5,672	(81,064)	3,003	6,010	9,013
Net loss (income) attributable to noncontrolling interest	12,087	37,250	49,337	(421)	(1,289)	(1,710)
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(74,649)	$42,922	$(31,727)	$2,582	$4,721	$7,303

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues(2)	$168,819	$—	$168,819	$257,031	$—	$257,031
Total operating expenses	(159,054)	—	(159,054)	(136,405)	—	(136,405)
Income from operations	9,765	—	9,765	120,626	—	120,626
Interest expense-non-PEC	(83,323)	—	(83,323)	(77,297)	—	(77,297)
PEC interest (expense) income	(36,638)	17,954	(18,684)	(36,004)	17,644	(18,360)
Other income	16,243	—	16,243	485	—	485
(Loss) income before income taxes	(93,953)	17,954	(75,999)	7,810	17,644	25,454
Benefit (provision) for income taxes	13,565	—	13,565	(5,561)	—	(5,561)
Net (loss) income	(80,388)	17,954	(62,434)	2,249	17,644	19,893
Net loss (income) attributable to noncontrolling interest	11,246	34,502	45,748	(315)	(965)	(1,280)
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(69,142)	$52,456	$(16,686)	$1,934	$16,679	$18,613
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.

(2)	Total revenues are net of the portfolio allowance charges recorded on certain pool groups at Cabot during the three months ended September 30, 2016.
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
Portfolio revenue consists of accretion revenue and Zero Basis Revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the IRR derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. We may incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations or when there is a change in timing of cash flows. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. Internal factors that may have an impact on our collections include operational activities, such as the productivity of our collection staff. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. We record allowance reversals on pool groups that have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations. Allowance reversals are included in portfolio revenue.
Other revenues consist primarily of contingent fee income earned on accounts collected on behalf of others, primarily credit originators.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were impacted by foreign currency translation, primarily by the weakening of the British Pound, which devalued against the U.S. dollar by 15.2% and 9.1%, for the three and nine months ended September 30, 2016, respectively, compared to the comparable periods in 2015.
Portfolio revenue was $159.5 million during the three months ended September 30, 2016, a decrease of $106.0 million, or 39.9%, compared to $265.5 million during the three months ended September 30, 2015. Portfolio revenue was $697.1 million during the nine months ended September 30, 2016, a decrease of $102.8 million, or 12.9%, compared to revenue of $799.9 million during the nine months ended September 30, 2015. The decreases in portfolio revenue during the three and nine months ended September 30, 2016 compared to the comparable periods in 2015 were the result of allowance charges recorded on certain pools in Europe and the negative impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
During the three months ended September 30, 2016, we recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in near term collections against our forecasts for certain pools in Europe. These allowance charges, net of portfolio allowance reversals on other pools, attributed to the net portfolio allowance of $91.4 million and $86.8 million during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, we recorded a net portfolio allowance of $3.3 million and a net portfolio allowance reversal of $4.0 million, respectively. The net portfolio allowance reversals recorded in 2015 were primarily due to the reversal of remaining allowance reserves for certain ZBA pool groups with cash collections, offset by an $8.3 million portfolio allowance charge resulting from our settlement with the CFPB.
Additionally, during the quarter ended September 30, 2016, we revised the forecasting methodology we use to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. This change was made as a result of (1) our observation that older portfolios in Europe have consistently experienced cash collections beyond 120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of our collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) our increased confidence in our ability to forecast future cash collections to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016, to certain portfolios in Europe for which we could accurately forecast through such term. In addition, as discussed above, during the three months ended September 30, 2016, we recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in collections against the forecasts for certain pools in Europe. These changes in forecasted future cash flows resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios of approximately $296.5 million as of September 30, 2016. The increase in the collection forecast from 120 months to 180 months had the effect of reducing the allowance charges by approximately $13.2 million. For portfolios in Europe that were not extended to 180 months, we will continue to include collection forecast to 120 months in calculating accretion revenue and in our estimated remaining collection disclosures. In the United States, we will continue to include collection forecast to 120 months in calculating accretion revenue. Expected collections beyond the 120 month collection forecast in the United States are included in our estimated remaining collection disclosures but are not included in the calculation of accretion revenue.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2016					As of September 30, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$38,164	$36,528	95.7%	$1,674	14.6%	$—	—
2007	580	173	29.8%	166	0.1%	942	4.6%
2008	1,648	704	42.7%	724	0.3%	3,631	5.2%
2009(5)	—	—	—	—	—	—	—
2010	2,397	1,760	73.4%	—	0.7%	1,902	25.0%
2011	9,503	6,041	63.6%	—	2.4%	9,237	16.1%
2012	25,960	16,973	65.4%	—	6.8%	46,288	11.0%
2013	43,940	29,954	68.2%	—	11.9%	102,270	8.9%
2014	48,860	26,392	54.0%	—	10.5%	205,503	4.0%
2015	51,548	24,811	48.1%	—	9.8%	341,126	2.3%
2016	33,013	19,996	60.6%	—	8.0%	384,603	2.2%
Subtotal	255,613	163,332	63.9%	2,564	65.1%	1,095,502	3.7%
Europe:
2013	39,624	26,925	68.0%	(76,018)	10.7%	286,472	3.0%
2014	37,038	21,869	59.0%	(13,150)	8.7%	341,855	2.1%
2015	31,236	14,886	47.7%	(4,843)	5.9%	289,982	1.6%
2016	13,640	7,933	58.2%	—	3.2%	206,978	1.5%
Subtotal	121,538	71,613	58.9%	(94,011)	28.5%	1,125,287	2.1%
Other geographies:
ZBA(4)	1,770	1,789	101.1%	—	0.7%	—	—
2013	410	—	0.0%	—	0.0%	1,408	0.0%
2014	4,034	4,349	107.8%	—	1.7%	61,055	2.2%
2015	14,203	6,683	47.1%	—	2.7%	61,125	3.3%
2016	9,393	3,215	34.2%	—	1.3%	53,454	2.1%
Subtotal	29,810	16,036	53.8%	—	6.4%	177,042	2.7%
Total	$406,961	$250,981	61.7%	$(91,447)	100.0%	$2,397,831	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Three Months Ended September 30, 2015					As of September 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$31,159	$28,099	90.2%	$3,097	10.5%	$—	—
2007	727	267	36.7%	520	0.1%	1,797	4.6%
2008	3,259	2,016	61.9%	1,444	0.8%	6,447	9.6%
2009	3,179	1,171	36.8%	—	0.4%	218	25.0%
2010	5,015	3,072	61.3%	—	1.1%	4,373	18.8%
2011	26,197	19,754	75.4%	—	7.3%	32,871	17.3%
2012	40,813	25,190	61.7%	—	9.4%	92,866	8.0%
2013	67,986	42,781	62.9%	—	16.0%	183,453	7.1%
2014	73,250	36,418	49.7%	—	13.5%	325,382	3.5%
2015	32,917	15,833	48.1%	—	5.9%	325,617	2.0%
Impact of CFPB settlement	—	—		(8,322)		—	—
Subtotal	284,502	174,601	61.4%	(3,261)	65.0%	973,024	5.5%
Europe:
2013	51,210	43,010	84.0%	—	16.0%	457,343	3.0%
2014	51,522	30,362	58.9%	—	11.3%	473,135	2.1%
2015	26,024	14,788	56.8%	—	5.5%	334,266	1.7%
Subtotal	128,756	88,160	68.5%	—	32.8%	1,264,744	2.3%
Other geographies:
ZBA(4)	646	646	100.0%	—	0.2%	—	—
2013	2,181	—	0.0%	—	0.0%	3,075	0.0%
2014	4,227	5,066	119.8%	—	1.9%	69,714	2.3%
2015	1,441	311	21.6%	—	0.1%	12,667	2.1%
Subtotal	8,495	6,023	70.9%	—	2.2%	85,456	2.2%
Total	$421,753	$268,784	63.7%	$(3,261)	100.0%	$2,323,224	3.3%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

	Nine Months Ended September 30, 2016					As of September 30, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$99,821	$94,795	95.0%	$5,171	12.1%	$—	—
2007	1,712	587	34.3%	467	0.1%	942	4.6%
2008	7,426	3,663	49.3%	1,596	0.5%	3,631	5.2%
2009(5)	—	—	—	—	—	—	—
2010	8,085	6,270	77.6%	—	0.8%	1,902	25.0%
2011	48,941	30,959	63.3%	—	4.0%	9,237	16.1%
2012	90,568	57,582	63.6%	—	7.3%	46,288	11.0%
2013	158,446	99,614	62.9%	—	12.7%	102,270	8.9%
2014	173,348	87,854	50.7%	—	11.2%	205,503	4.0%
2015	180,200	79,315	44.0%	—	10.1%	341,126	2.3%
2016	63,065	34,720	55.1%	—	4.4%	384,603	2.2%
Subtotal	831,612	495,359	59.6%	7,234	63.2%	1,095,502	3.7%
Europe:
2013	130,082	103,342	79.4%	(76,018)	13.2%	286,472	3.0%
2014	121,938	73,747	60.5%	(13,150)	9.4%	341,855	2.1%
2015	96,926	49,540	51.1%	(4,843)	6.3%	289,982	1.6%
2016	27,076	15,420	57.0%	—	2.0%	206,978	1.5%
Subtotal	376,022	242,049	64.4%	(94,011)	30.9%	1,125,287	2.1%
Other geographies:
ZBA(4)	5,436	5,309	97.7%	—	0.7%	—	—
2013	1,204	—	0.0%	—	0.0%	1,408	0.0%
2014	13,398	13,551	101.1%	—	1.7%	61,055	2.2%
2015	44,290	21,512	48.6%	—	2.7%	61,125	3.3%
2016	16,904	6,077	36.0%	—	0.8%	53,454	2.1%
Subtotal	81,232	46,449	57.2%	—	5.9%	177,042	2.7%
Total	$1,288,866	$783,857	60.8%	$(86,777)	100.0%	$2,397,831	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Nine Months Ended September 30, 2015					As of September 30, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$72,342	$63,042	87.1%	$9,509	7.9%	$—	—
2007	2,486	872	35.1%	816	0.1%	1,797	4.6%
2008	10,471	6,693	63.9%	1,955	0.8%	6,447	9.6%
2009	17,812	10,293	57.8%	—	1.3%	218	25.0%
2010	39,358	22,777	57.9%	—	2.9%	4,373	18.8%
2011	89,638	67,889	75.7%	—	8.5%	32,871	17.3%
2012	141,648	86,577	61.1%	—	11.0%	92,866	8.0%
2013	235,970	137,742	58.4%	—	17.3%	183,453	7.1%
2014	239,737	112,315	46.8%	—	14.1%	325,382	3.5%
2015	58,881	24,935	42.3%	—	3.1%	325,617	2.0%
Impact of CFPB settlement	—	—		(8,322)	—	—	—
Subtotal	908,343	533,135	58.7%	3,958	67.0%	973,024	4.7%
Europe:
2013	163,097	130,345	79.9%	—	16.4%	457,343	3.0%
2014	153,043	93,835	61.3%	—	11.8%	473,135	2.1%
2015	35,781	20,716	57.9%	—	2.6%	334,266	1.7%
Subtotal	351,921	244,896	69.6%	—	30.8%	1,264,744	2.3%
Other geographies:
ZBA(4)	1,738	1,738	100.0%	—	0.2%	—	—
2012	471	—	0.0%	—	0.0%	—	0.0%
2013	7,122	312	4.4%	—	0.0%	3,075	0.0%
2014	11,580	15,180	131.1%	—	1.9%	69,714	2.3%
2015	2,973	715	24.0%	—	0.1%	12,667	2.1%
Subtotal	23,884	17,945	75.1%	—	2.2%	85,456	2.2%
Total	$1,284,148	$795,976	62.0%	$3,958	100.0%	$2,323,224	3.3%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

Other revenues were $19.9 million and $13.4 million for the three months ended September 30, 2016 and 2015, respectively, and $60.8 million and $39.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in other revenues was primarily attributable to contingent fee income earned at our international subsidiaries, offset by the negative impact of foreign currency translation. Most of our other revenues are from our international subsidiaries and therefore, other revenues were unfavorably impacted by the strengthening of the U.S. dollar relative to other foreign currencies during the periods presented.
Operating Expenses
Total operating expenses were $200.6 million during the three months ended September 30, 2016, a decrease of $47.6 million, or 19.2%, compared to total operating expenses of $248.2 million during the three months ended September 30,

2015. Total operating expenses were $603.8 million during the nine months ended September 30, 2016, a decrease of $37.6 million, or 5.9%, compared to total operating expenses of $641.4 million during the nine months ended September 30, 2015.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $4.8 million, or 7.6%, to $67.8 million during the three months ended September 30, 2016, from $63.0 million during the three months ended September 30, 2015. The increase was primarily the result of increases in headcount and related compensation expense of approximately $9.0 million for our international subsidiaries, offset by a decrease of $4.6 million in stock-based compensation expense.
Salaries and employee benefits increased $18.8 million, or 9.7%, to $212.9 million during the nine months ended September 30, 2016, from $194.1 million during the nine months ended September 30, 2015. The increase was primarily the result of increases in headcount and related compensation expense of approximately $31.4 million for our international subsidiaries, offset by a decrease of $7.8 million in stock-based compensation expense and a net decrease in other salaries and employee benefits in our U.S. operations.
Stock-based compensation decreased $4.6 million, or 87.7%, to $0.6 million during the three months ended September 30, 2016, from $5.2 million during the three months ended September 30, 2015. Stock-based compensation decreased $7.8 million, or 44.9%, to $9.5 million during the nine months ended September 30, 2016, from $17.3 million during the nine months ended September 30, 2015. The decreases were primarily attributable to expense reversals resulting from adjustments to estimated vesting of certain performance-based awards and lower fair value of equity awards granted in recent periods.
Cost of Legal Collections
Cost of legal collections includes primarily contingent fees paid to our network of attorneys and the cost of litigation. We pursue legal collection using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on an estimated court cost recovery rate based on our analysis of historical court costs recovery data. Based on recent trends of historical court costs recovery data, we noted a decrease in the estimated court cost recovery rate in the United Kingdom. Based on the revised estimated court cost recovery rate, we recorded an additional court costs reserve in the cost of legal collections of approximately $11.3 million during the three months ended September 30, 2016.
During the three months ended September 30, 2016, overall cost of legal collections decreased $1.9 million, or 3.1%, to $56.9 million, as compared to $58.8 million during the corresponding period in the prior year. Cost of legal collections in the United States decreased by $14.2 million, or 26.8%, while cost of legal collections in Europe increased by $12.5 million, or 216.9%, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 34.5% during the three months ended September 30, 2016, an increase from 32.9% during the corresponding period in 2015. The cost of legal collections as a percentage of gross collections through this channel in the United States was 29.6% and 34.4% during the three months ended September 30, 2016 and 2015, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 57.9% and 23.3% during the three months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, overall cost of legal collections decreased $12.8 million, or 7.5%, to $158.0 million, as compared to $170.8 million during the corresponding period in the prior year. Cost of legal collections in the United States decreased by $28.9 million, or 19.0%, while cost of legal collections in Europe increased by $14.9 million, or 81.1% as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 29.8% during the nine months ended September 30, 2016, a decrease from 31.4% during the corresponding period in 2015. The cost of legal collections as a percentage of gross collections through this channel in the United States was 28.9% and 31.7% during the nine months ended September 30, 2016 and 2015, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 35.2% and 28.9% during the nine months ended September 30, 2016 and 2015, respectively.
The decreases in the cost of legal collections and the cost of legal collections as a percentage of gross collections through this channel in the United States during the periods presented were due to a reduction in upfront court costs as a result of fewer accounts placed in this channel because of temporary delays in receiving media from issuers required to initiate the legal process for a number of accounts as compared to the corresponding period in the prior year. We believe these temporary delays will decrease in the fourth quarter of 2016 and expect increased placements in our legal channel thereafter. The increases in cost of legal collections and the cost of legal collections as a percentage of gross collections through this channel in Europe during the periods presented were the result of the $11.3 million additional court costs reserve as discussed above.
Other Operating Expenses
Other operating expenses increased by $1.9 million, or 8.6%, to $24.1 million during the three months ended September 30, 2016, from $22.2 million during the three months ended September 30, 2015. Other operating expenses increased $7.1 million, or 10.5%, to $75.4 million during the nine months ended September 30, 2016, from $68.3 million during the nine months ended September 30, 2015. The increase in other operating expenses for the nine months ended September 30, 2016, as compared to the prior period, was primarily due to increased costs relating to various operation support activities, including skip tracing, media requests and bank charges.
Collection Agency Commissions
During the three months ended September 30, 2016, we incurred $8.8 million in commissions to third-party collection agencies, or 19.1% of the related gross collections of $46.3 million. During the period, the commission rate as a percentage of related gross collections was 7.2% and 24.5% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended September 30, 2015, we incurred $9.4 million in commissions, or 16.7%, of the related gross collections of $56.0 million. During the period, the commission rate as a percentage of related gross collections was 13.3% and 18.8% for our collection outsourcing channels in the United States and Europe, respectively.
During the nine months ended September 30, 2016, we incurred $28.2 million in commissions to third-party collection agencies, or 18.2% of the related gross collections of $155.0 million. During the period, the commission rate as a percentage of related gross collections was 9.5% and 21.6% for our collection outsourcing channels in the United States and Europe, respectively. During the nine months ended September 30, 2015, we incurred $28.5 million in commissions, or 17.2%, of the related gross collections of $166.0 million. During the period, the commission rate as a percentage of related gross collections was 15.6% and 18.0% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses decreased $51.9 million, or 59.8%, to $34.9 million during the three months ended September 30, 2016, from $86.8 million during the three months ended September 30, 2015. Excluding acquisition, integration and restructuring related expenses, and settlement fees and related administrative expenses of $5.1 million and $55.9 million during the three months ended September 30, 2016 and 2015, respectively, general and administrative expenses decreased by $1.2 million, or 3.7%, to $29.7 million during the three months ended September 30, 2016, from $30.9 million during the three months ended September 30, 2015.
General and administrative expenses decreased $52.6 million, or 33.8%, to $103.0 million during the nine months ended September 30, 2016, from $155.6 million during the nine months ended September 30, 2015. Excluding acquisition, integration and restructuring related expenses and settlement fees and related administrative expenses of $12.3 million and $68.0 million during the nine months ended September 30, 2016 and 2015, respectively, general and administrative expenses increased $3.1 million, or 3.5%, to $90.8 million during the nine months ended September 30, 2016, from $87.7 million during the nine months ended September 30, 2015. The increase was primarily due to increased general and administrative expenses at our international subsidiaries.
Depreciation and Amortization
Depreciation and amortization expense was consistent at $8.0 million during the three months ended September 30, 2016 and 2015. Depreciation and amortization expense increased $2.0 million, or 8.6%, to $26.1 million during the nine months ended September 30, 2016, from $24.1 million during the nine months ended September 30, 2015. The increase was primarily attributable to additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	41.0%	43.0%	39.7%	41.4%
Europe	40.3%	31.4%	35.0%	31.6%
Other geographies	44.1%	30.2%	42.5%	29.2%
Overall cost per dollar collected	41.1%	39.2%	38.5%	38.5%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended September 30, 2016 was 41.1%, up 190 basis points from 39.2% during the prior period. Overall cost-to-collect remained consistent at 38.5% during the nine months ended September 30, 2016 as compared to the corresponding period in the prior year. The increase in overall cost-to-collect during the three months ended September 30, 2016, as compared to the corresponding period in the prior year, was primarily due to increased cost-to-collect in Europe, offset by improved cost-to-collect in the United States. The steep increase in cost-to-collect in Europe was primarily due to the recording of approximately $11.3 million additional court costs reserve in the United Kingdom during the three months ended September 30, 2016. To counter higher prices in the U.S. market, we implemented innovative consumer-centric programs aimed at increasing liquidations. These programs were initiated in the beginning of 2014 and have become increasingly successful. As we continue to grow our presence in the Latin American market, we expect to incur upfront cost in building our collection channels. As a result, cost-to-collect in this region may become elevated in the near term and may fluctuate over time.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the changing regulatory and legislative environment.
Interest Expense
Interest expense increased $0.8 million to $48.6 million during the three months ended September 30, 2016, from $47.8 million during the three months ended September 30, 2015. Interest expense increased $13.5 million to $149.9 million during the nine months ended September 30, 2016, from $136.4 million during the nine months ended September 30, 2015.
The following tables summarize our interest expense (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change
Stated interest on debt obligations	$39,494	$39,466	$28
Interest expense on preferred equity certificates	5,903	6,254	(351)
Amortization of loan fees and other loan costs	3,157	2,508	649
Amortization of debt discount	2,620	2,359	261
Accretion of debt premium	(2,542)	(2,771)	229
Total interest expense	$48,632	$47,816	$816

	Nine Months Ended September 30,
	2016	2015	$ Change
Stated interest on debt obligations	$122,004	$110,802	$11,202
Interest expense on preferred equity certificates	18,684	18,360	324
Amortization of loan fees and other loan costs	9,217	8,238	979
Amortization of debt discount	7,869	6,947	922
Accretion of debt premium	(7,854)	(7,978)	124
Total interest expense	$149,920	$136,369	$13,551

The payment of the accumulated interest on the preferred equity certificates issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense during the three months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily attributable to interest expense recognized at Baycorp, which was acquired in October 2015. The increase in interest expense during the nine months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily attributable to increased average debt levels in the United States and Europe and interest expense recognized at Baycorp.
Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses and interest income. Other income was $4.1 million during the three months ended September 30, 2016, up from other expense of $0.9 million during the three months ended September 30, 2015. Other income was $14.4 million during the nine months ended September 30, 2016, up from $1.6 million during the nine months ended September 30, 2015. The increases during the periods presented were primarily due to net gains recognized on foreign exchange contracts.
In 2016, Encore and its Cabot subsidiary collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. Before the effect of income tax and noncontrolling interest, the net gain on these derivative contracts recognized in our condensed consolidated statements of operations was $3.3 million and $10.7 million during the three and nine months ended September 30, 2016, respectively.
Income Taxes
We recorded income tax benefits for loss from continuing operations of $13.8 million and $6.4 million, during the three months ended September 30, 2016 and 2015, respectively. We recorded income tax provisions for income from continuing operations of $9.8 million and $23.2 million, during the nine months ended September 30, 2016 and 2015, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Federal (benefit) provision	(35.0)%	(35.0)%	35.0%	35.0%
State (benefit) provision	(2.2)%	(2.4)%	2.2%	2.4%
International provision (benefit)(1)	16.0%	(20.5)%	19.3%	(8.3)%
Permanent items(2)	0.3%	1.4%	3.3%	1.2%
Tax effect of CFPB / regulatory charges	0.0%	21.9%	0.0%	6.2%
Other(3)	(0.1)%	(0.7)%	(6.7)%	0.2%
Effective rate	(21.0)%	(35.3)%	53.1%	36.7%
________________________

(1)	Relates primarily to lower tax rates on income or loss attributable to international operations.

(2)	Represents a provision for nondeductible items.

(3)	Includes the effect of discrete items and an IRS audit settlement.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.
The effective tax rates fluctuated significantly during the periods presented due to the following factors.
In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since we operate in foreign countries with varying tax rates that are much lower than the tax rate in the United States, the magnitude of the impact of the results from the international operations have on our quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period. During the third quarter, we recorded a large allowance charge on certain portfolio pool groups in Europe and incurred pre-tax losses. As required under the authoritative guidance for interim tax reporting, we considered this loss and the related tax benefit in determining our estimated tax rate for the year, which is then applied to our third quarter pre-tax results in determining our tax expense. Since the loss is tax effected at a much lower tax rate in the United Kingdom, which results in lower tax benefit; and the income in the United States is taxed at a much higher tax rate, which results in higher tax expense, the loss has the effect of increasing our estimated annual tax rate significantly. Additionally, since the tax rate expected for the year will also be much higher due to the aforementioned factors, we expect that our tax expense in the fourth quarter will likely exceed tax expense that would normally be expected by approximately $10 million.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2016 and 2015 was immaterial.
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
The following table provides a reconciliation between income (loss) from continuing operations and diluted income (loss) from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the nine months ended September 30, 2015, includes the effect of approximately 0.8 million common shares, that are issuable upon conversion of certain convertible senior notes because the average stock price during the period exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact.
Because we reported GAAP net loss from continuing operations attributed to Encore during the three months ended September 30, 2016 and 2015, the shares used to calculate GAAP net loss per diluted share - accounting and GAAP net loss per diluted share - economic during the periods exclude dilutive potential common shares because of their anti-dilutive effect. After the non-GAAP adjustments however, we reported non-GAAP adjusted income from continuing operations attributable to Encore, the shares used to calculate non-GAAP adjusted income from continuing operations attributable to Encore per share, both accounting and economic, were approximately 25,911,000 during the three months ended September 30, 2016. During the three months ended September 30, 2015 accounting and economic shares were approximately 26,507,000 and 25,679,000, respectively.

We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” (non-GAAP) columns, respectively (in thousands, except per share data):

	Three Months Ended September 30,
	2016			2015
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net loss from continuing operations attributable to Encore, as reported	$(1,524)	$(0.06)	$(0.06)	$(13,245)	$(0.52)	$(0.52)
Effect of diluted potential shares excluded from loss per share calculation(1)	—	—	—	—	0.01	0.01
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	2,983	0.12	0.12	2,859	0.11	0.11
Acquisition, integration and restructuring related expenses	3,843	0.15	0.15	2,235	0.09	0.09
Settlement fees and related administrative expenses(2)	2,613	0.10	0.10	63,019	2.38	2.45
Amortization of certain acquired intangible assets(3)	529	0.02	0.02	—	—	—
Income tax effect of the adjustments(4)	(3,263)	(0.13)	(0.13)	(22,268)	(0.84)	(0.87)
Adjustments attributable to noncontrolling interest(5)	(1,568)	(0.06)	(0.06)	(418)	(0.02)	(0.02)
Adjusted income from continuing operations attributable to Encore	$3,613	$0.14	$0.14	$32,182	$1.21	$1.25
________________________

(1)
The shares used to calculate GAAP net loss per diluted share - accounting and GAAP net loss per diluted share - economic during the three months ended September 30, 2016 and 2015 exclude dilutive potential common shares because of their anti-dilutive effect.

(2)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and nine months ended September 30, 2016 amounts consist of settlement and administrative fees related to certain TCPA settlements. For the three and nine months ended September 30, 2015, amounts relate to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations and adjusting for these fees and expenses makes it easier to compare to prior periods, anticipated future periods, and our competitors’ results.

(3)
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

(4)	Amount represents the total income tax effect of the adjustments, which is calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred.

(5)
Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

	Nine Months Ended September 30,
	2016			2015
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$56,940	$2.20	$2.20	$40,296	$1.50	$1.55
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	8,813	0.34	0.34	8,445	0.31	0.32
Acquisition, integration and restructuring related expenses	10,173	0.39	0.39	14,298	0.54	0.55
Settlement fees and related administrative expenses(2)	6,299	0.24	0.24	63,019	2.34	2.42
Amortization of certain acquired intangible assets(3)	2,178	0.08	0.08	—	—	—
Income tax effect of the adjustments(4)	(8,884)	(0.34)	(0.34)	(26,827)	(1.00)	(1.03)
Adjustments attributable to noncontrolling interest(5)	(4,059)	(0.15)	(0.15)	(4,981)	(0.19)	(0.19)
Adjusted income from continuing operations attributable to Encore	$71,460	$2.76	$2.76	$94,250	$3.50	$3.62
________________________

(1)
The shares used to calculate GAAP net loss per diluted share - accounting and GAAP net loss per diluted share - economic during the three months ended September 30, 2016 and 2015 exclude dilutive potential common shares because of their anti-dilutive effect.

(2)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and nine months ended September 30, 2016 amounts consist of settlement and administrative fees related to certain TCPA settlements. For the three and nine months ended September 30, 2015, amounts relate to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations and adjusting for these fees and expenses makes it easier to compare to prior periods, anticipated future periods, and our competitors’ results.

(3)
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

(4)	Amount represents the total income tax effect of the adjustments, which is calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred.

(5)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net (loss) income, as reported	$(51,946)	$(9,364)	$5,494	$45,788
Adjustments:
(Income) loss from discontinued operations, net of tax	—	(2,286)	3,182	(5,827)
Interest expense	48,632	47,816	149,920	136,369
(Benefit) provision for income taxes	(13,768)	(6,361)	9,831	23,174
Depreciation and amortization	8,032	8,043	26,128	24,058
Amount applied to principal on receivable portfolios(1)	247,427	156,229	591,786	484,214
Stock-based compensation expense	633	5,156	9,502	17,259
Acquisition, integration and restructuring related expenses	3,843	2,235	9,255	12,893
Settlement fees and related administrative expenses(2)	2,613	63,019	6,299	63,019
Adjusted EBITDA	$245,466	$264,487	$811,397	$800,947
________________________

(1)
Amount represents collections from receivable portfolios that are not included in consolidated revenues as a result of accounting principles that require the application of such collections to amortize the principal of such receivable portfolios. We adjust for this amount because (a) the method is materially consistent with the calculation method contained in covenants used in our revolving credit and term loan facility and (b) it represents actual cash collections and we believe this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios.

(2)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and nine months ended September 30, 2016 amount consists of settlement and administrative fees related to certain TCPA settlements. For the three and nine months ended September 30, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations and adjusting for these fees and expenses makes it easier to compare to prior periods, anticipated future periods, and our competitors’ results. Adjusting for these settlement and administrative fees is materially consistent with the calculation method contained in covenants used in our revolving credit and term loan facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP total operating expenses, as reported	$200,597	$248,185	$603,805	$641,442
Adjustments:
Stock-based compensation expense	(633)	(5,156)	(9,502)	(17,259)
Operating expenses related to non-portfolio purchasing and recovery business(1)	(26,446)	(20,835)	(81,584)	(62,404)
Acquisition, integration and restructuring related expenses	(3,843)	(2,235)	(10,173)	(12,893)
Settlement fees and related administrative expenses(2)	(2,613)	(54,697)	(6,299)	(54,697)
Adjusted operating expenses related to portfolio purchasing and recovery business	$167,062	$165,262	$496,247	$494,189
________________________

(1)
Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.

(2)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and nine months ended September 30, 2016 amount consists of settlement and administrative fees related to certain TCPA settlements. For the three and nine months ended September 30, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations and adjusting for these fees and expenses makes it easier to compare to prior periods, anticipated future periods, and our competitors’ results. Adjusting for these settlement and administrative fees is materially consistent with the calculation method contained in covenants used in our revolving credit and term loan facility.

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
During the quarter ended September 30, 2016, we revised the forecasting methodology we use to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. This change was made as a result of (1) our observation that older portfolios in Europe have consistently experienced cash collections beyond 120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of our collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) our increased confidence in our ability to forecast future cash collections to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016, to certain portfolios in Europe for which we could accurately forecast through such term. For portfolios in Europe that were not extended to 180 months, we will continue to include collection forecast to 120 months in calculating accretion revenue and in our estimated remaining collection disclosures. In the United States, we will continue to include collection forecast to 120 months in calculating accretion revenue. Expected collections beyond the 120 month collection forecast in the United States are included in our estimated remaining collection disclosures but are not included in the calculation of accretion revenue.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2016
		<2007	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total(2)	CCM(3)
Purchased consumer receivables:
United States:
<2007	$719,081	$1,377,276	$286,676	$183,982	$114,648	$73,397	$52,137	$36,955	$28,242	$22,012	$18,835	$12,181	$2,206,341	3.1
2007	204,063	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	12,002	7,148	523,056	2.6
2008	227,753	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	14,392	618,557	2.7
2009	252,988	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	23,734	784,958	3.1
2010	345,401	—	—	—	—	125,465	284,541	215,088	150,558	106,079	80,051	43,676	1,005,458	2.9
2011	383,637	—	—	—	—	—	122,224	300,536	225,451	154,847	112,659	60,635	976,352	2.5
2012	466,559	—	—	—	—	—	—	186,472	319,114	233,045	155,647	79,648	973,926	2.1
2013	512,897	—	—	—	—	—	—	—	217,245	372,967	276,552	150,288	1,017,052	2.0
2014	519,221	—	—	—	—	—	—	—	—	144,178	307,814	173,349	625,341	1.2
2015	477,528	—	—	—	—	—	—	—	—	—	105,588	177,945	283,533	0.6
2016	378,369	—	—	—	—	—	—	—	—	—	—	62,695	62,695	0.2
Subtotal	4,487,497	1,377,276	354,724	398,303	487,458	604,006	755,392	939,746	1,083,638	1,135,680	1,135,355	805,691	9,077,269	2.0
Europe:
2013	619,079	—	—	—	—	—	—	—	134,259	249,307	212,129	130,081	725,776	1.2
2014	630,343	—	—	—	—	—	—	—	—	135,549	198,127	121,937	455,613	0.7
2015	423,359	—	—	—	—	—	—	—	—	—	65,870	96,927	162,797	0.4
2016	222,361	—	—	—	—	—	—	—	—	—	—	27,077	27,077	0.1
Subtotal	1,895,142	—	—	—	—	—	—	—	134,259	384,856	476,126	376,022	1,371,263	0.7
Other geographies:
2012	6,706	—	—	—	—	—	—	—	3,848	2,561	1,208	394	8,011	1.2
2013	29,568	—	—	—	—	—	—	—	6,617	17,615	10,334	3,540	38,106	1.3
2014	88,227	—	—	—	—	—	—	—	—	9,652	16,062	13,766	39,480	0.4
2015	91,290	—	—	—	—	—	—	—	—	—	15,061	44,289	59,350	0.7
2016	60,627	—	—	—	—	—	—	—	—	—	—	19,243	19,243	0.3
Subtotal	276,418	—	—	—	—	—	—	—	10,465	29,828	42,665	81,232	164,190	0.6
Purchased U.S. bankruptcy receivables:
2010	11,971	—	—	—	—	388	4,247	5,598	6,248	5,914	3,527	370	26,292	2.2
2011	1,642	—	—	—	—	—	1,372	1,413	1,070	333	247	129	4,564	2.8
2012	82,674	—	—	—	—	—	—	1,249	31,020	26,207	21,267	10,919	90,662	1.1
2013	39,833	—	—	—	—	—	—	—	12,806	24,679	21,516	11,878	70,879	1.8
2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—
2015	24,372	—	—	—	—	—	—	—	—	—	22	2,255	2,277	0.1
2016	33,777	—	—	—	—	—	—	—	—	—	—	370	370	—
Subtotal	194,269	—	—	—	—	388	5,619	8,260	51,144	57,133	46,579	25,921	195,044	1.0
Total	$6,853,326	$1,377,276	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,288,866	$10,807,766	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2016, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2016 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Purchased consumer receivables:
United States:
<2007	$719,081	$2,206,341	$12,831	$2,219,172	3.1
2007	204,063	523,056	12,524	535,580	2.6
2008	227,753	618,557	28,072	646,629	2.8
2009	252,988	784,958	45,130	830,088	3.3
2010	345,401	1,005,458	81,825	1,087,283	3.1
2011	383,637	976,352	105,125	1,081,477	2.8
2012	466,559	973,926	173,121	1,147,047	2.5
2013(4)	512,897	1,017,052	387,739	1,404,791	2.7
2014(4)	519,221	625,341	464,800	1,090,141	2.1
2015	477,528	283,533	557,493	841,026	1.8
2016	378,369	62,695	636,842	699,537	1.8
Subtotal	4,487,497	9,077,269	2,505,502	11,582,771	2.6
Europe:
2013(4)	619,079	725,776	902,164	1,627,940	2.6
2014(4)	630,343	455,613	835,493	1,291,106	2.0
2015(4)	423,359	162,797	627,982	790,779	1.9
2016	222,361	27,077	417,317	444,394	2.0
Subtotal	1,895,142	1,371,263	2,782,956	4,154,219	2.2
Other geographies:
2012	6,706	8,011	2,194	10,205	1.5
2013	29,568	38,106	6,502	44,608	1.5
2014	88,227	39,480	117,044	156,524	1.8
2015	91,290	59,350	134,054	193,404	2.1
2016	60,627	19,243	100,161	119,404	2.0
Subtotal	276,418	164,190	359,955	524,145	1.9
Purchased U.S. bankruptcy receivables:
2010	11,971	26,292	6	26,298	2.2
2011	1,642	4,564	15	4,579	2.8
2012	82,674	90,662	7,806	98,468	1.2
2013	39,833	70,879	11,042	81,921	2.1
2014	—	—	—	—	—
2015	24,372	2,277	25,731	28,008	1.1
2016	33,777	370	39,531	39,901	1.2
Subtotal	194,269	195,044	84,131	279,175	1.4
Total	$6,853,326	$10,807,766	$5,732,544	$16,540,310	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through September 30, 2016, excluding collections on behalf of others.

(3)	ERC for purchased consumer receivables includes $77.9 million related to accounts that converted to bankruptcy after purchase.

(4)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2016(3)	2017	2018	2019	2020	2021	2022	2023	2024	>2024	Total
Purchased consumer receivables:
United States:
<2007	$2,652	$5,782	$2,426	$1,317	$528	$126	$—	$—	$—	$—	$12,831
2007	1,978	4,459	2,664	1,628	992	602	201	—	—	—	12,524
2008	3,594	10,507	5,864	3,449	2,147	1,332	845	334	—	—	28,072
2009	5,946	16,146	9,411	5,782	3,330	2,073	1,317	838	287	—	45,130
2010	10,752	30,864	14,451	9,381	6,223	4,175	2,707	1,760	1,144	368	81,825
2011	12,795	40,525	20,068	12,197	7,767	5,180	3,236	1,729	974	654	105,125
2012	18,318	64,092	34,897	21,148	13,513	8,735	5,540	2,959	1,828	2,091	173,121
2013(4)	34,632	119,312	80,431	53,791	36,135	24,092	15,757	9,915	5,657	8,017	387,739
2014(4)	39,404	141,870	104,273	61,117	40,081	25,539	18,238	12,953	8,911	12,414	464,800
2015	46,105	162,943	128,002	83,049	53,090	30,778	19,875	14,133	9,917	9,601	557,493
2016	29,700	177,178	166,565	101,328	63,113	38,315	22,907	15,665	11,389	10,682	636,842
Subtotal	205,876	773,678	569,052	354,187	226,919	140,947	90,623	60,286	40,107	43,827	2,505,502
Europe:
2013(4)	30,879	119,651	123,359	105,795	90,925	79,266	70,631	63,492	57,172	160,994	902,164
2014(4)	29,263	111,087	113,097	97,424	83,787	72,270	63,562	56,675	50,104	158,224	835,493
2015(4)	21,592	82,694	83,011	69,897	58,305	50,760	44,808	40,186	35,929	140,800	627,982
2016	11,015	50,974	59,281	51,272	42,070	34,741	28,196	24,446	21,918	93,404	417,317
Subtotal	92,749	364,406	378,748	324,388	275,087	237,037	207,197	184,799	165,123	553,422	2,782,956
Other geographies:
2012	183	655	489	317	234	197	119	—	—	—	2,194
2013	761	2,445	1,741	808	445	193	96	13	—	—	6,502
2014	3,452	13,938	43,367	37,571	12,446	2,048	1,458	1,444	1,320	—	117,044
2015	8,428	31,683	30,889	22,518	16,381	10,019	6,423	3,497	2,242	1,974	134,054
2016	5,568	21,194	23,595	18,120	13,407	8,621	3,882	2,354	1,704	1,716	100,161
Subtotal	18,392	69,915	100,081	79,334	42,913	21,078	11,978	7,308	5,266	3,690	359,955
Purchased U.S. bankruptcy receivables:
2010	6	—	—	—	—	—	—	—	—	—	6
2011	13	2	—	—	—	—	—	—	—	—	15
2012	1,701	4,634	1,471	—	—	—	—	—	—	—	7,806
2013	2,463	6,945	1,598	36	—	—	—	—	—	—	11,042
2014	—	—	—	—	—	—	—	—	—	—	—
2015	795	5,138	7,244	6,916	4,512	697	183	120	81	45	25,731
2016	180	4,520	9,343	10,235	9,167	4,900	595	264	173	154	39,531
Subtotal	5,158	21,239	19,656	17,187	13,679	5,597	778	384	254	199	84,131
Total	$322,175	$1,229,238	$1,067,537	$775,096	$558,598	$404,659	$310,576	$252,777	$210,750	$601,138	$5,732,544
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of September 30, 2016, ERC for Zero Basis Portfolios include approximately $172.0 million for purchased consumer receivables in the United States. ERC for Zero Basis Portfolios for purchased consumer receivables in Europe and other geographies and purchased U.S. bankruptcy receivables were immaterial.

(2)
ERC for purchased consumer receivables includes $77.9 million related to accounts that converted to bankruptcy after purchase. The collection forecast of each pool is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2016 amount consists of three months data from October 1, 2016 to December 31, 2016.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2016	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Purchased consumer receivables:
United States:
2007	$942	$204,063	0.5%	0.1%
2008	3,631	227,753	1.6%	0.4%
2009	—	252,988	0.0%	0.0%
2010	1,902	345,401	0.6%	0.2%
2011	9,237	383,637	2.4%	0.9%
2012	39,101	466,559	8.4%	3.8%
2013(2)	102,270	512,897	19.9%	9.9%
2014(2)	205,503	519,221	39.6%	19.9%
2015	318,022	477,528	66.6%	30.8%
2016	350,650	378,369	92.7%	34.0%
Subtotal	1,031,258	3,768,416	27.4%	100.0%
Europe:
2013(2)	286,472	619,079	46.3%	25.4%
2014(2)	341,855	630,343	54.2%	30.4%
2015(2)	289,982	423,359	68.5%	25.8%
2016	206,978	222,361	93.1%	18.4%
Subtotal	1,125,287	1,895,142	59.4%	100.0%
Other geographies:
2013	1,408	29,568	4.8%	0.8%
2014	61,055	88,227	69.2%	34.5%
2015	61,125	91,290	67.0%	34.5%
2016	53,454	60,627	88.2%	30.2%
Subtotal	177,042	269,712	65.6%	100.0%
Purchased U.S. bankruptcy receivables:
2012	7,187	82,674	8.7%	11.1%
2013	—	39,833	0.0%	0.0%
2014	—	—	—	—
2015	23,104	24,372	94.8%	36.0%
2016	33,953	33,777	100.5%	52.9%
Subtotal	64,244	180,656	35.6%	100.0%
Total	$2,397,831	$6,113,926	39.2%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of September 30, 2016, we had $2.4 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Purchased Consumer Receivables United States	Purchased Consumer Receivables Europe	Purchased Consumer Receivables Other Geographies	Purchased U.S. Bankruptcy Receivables	Total Amortization
2016(1)	$50,679	$22,923	$3,004	$1,770	$78,376
2017	280,995	98,003	11,125	11,121	401,244
2018	262,744	143,417	51,893	15,787	473,841
2019	160,234	121,454	50,332	15,690	347,710
2020	104,287	99,685	28,081	12,962	245,015
2021	65,103	84,234	12,811	5,398	167,546
2022	43,609	75,068	10,178	720	129,575
2023	31,143	71,521	3,928	403	106,995
2024	20,153	81,898	2,601	393	105,045
2025	9,897	65,487	2,013	—	77,397
2026	2,414	67,618	1,076	—	71,108
2027	—	70,151	—	—	70,151
2028	—	70,232	—	—	70,232
2029	—	33,025	—	—	33,025
2030	—	16,855	—	—	16,855
2031	—	3,716	—	—	3,716
Total	$1,031,258	$1,125,287	$177,042	$64,244	$2,397,831
________________________

(1)	2016 amount consists of three months data from October 1, 2016 to December 31, 2016.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of September 30,
	2016		2015
	Domestic	International	Domestic(1)	International
General & Administrative	915	2,152	924	1,795
Account Manager	266	3,229	274	2,644
Total	1,181	5,381	1,198	4,439
________________________

(1)	Headcount as of September 30, 2015 includes 80 Propel employees.

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2014(1)	1,104	$4,288,159	$467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(1)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015

	(Unaudited)
Net cash provided by operating activities	$85,268	$63,381
Net cash used in investing activities	(91,613)	(354,905)
Net cash provided by financing activities	13,687	345,855
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
Net cash provided by operating activities was $85.3 million and $63.4 million during the nine months ended September 30, 2016 and 2015, respectively. Cash provided by operating activities during the nine months ended September 30, 2016 was primarily related to net income of $5.5 million, adjustments for discontinued operations, various non-cash add backs in operating activities, including portfolio allowance charges, and changes in operating assets and liabilities. Cash provided by operating activities during the nine months ended September 30, 2015 was primarily related to net income of $45.8 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $91.6 million and $354.9 million during the nine months ended September 30, 2016 and 2015, respectively.
The cash flows used in investing activities during the nine months ended September 30, 2016 were primarily related to receivable portfolio purchases of $712.7 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $507.6 million and $106.0 million of proceeds from divestiture of Propel, net of cash divested. The cash flows used in investing activities during the nine months ended September 30, 2015 were primarily related to cash paid for the dlc Acquisition, net of cash acquired, of $236.2 million, receivable portfolio purchases (excluding the portfolios acquired from the dlc Acquisition of $216.0 million) of $550.0 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $488.2 million.
Capital expenditures for fixed assets acquired with internal cash flows were $16.5 million and $15.8 million for nine months ended September 30, 2016 and 2015, respectively.
Financing Cash Flows
Net cash provided by financing activities was $13.7 million during the nine months ended September 30, 2016. Net cash provided by financing activities was $345.9 million during the nine months ended September 30, 2015. Net cash used in financing activities from discontinued operations was $15.5 million during the nine months ended September 30, 2016. Net cash provided by discontinued operations was $37.0 million during the nine months ended September 30, 2015.
The cash provided by financing activities during the nine months ended September 30, 2016 primarily reflects $455.8 million in borrowings under our credit facilities, offset by $444.0 million in repayments of amounts outstanding under our credit facilities. The cash provided by financing activities during the nine months ended September 30, 2015 primarily reflects $911.6 million in borrowings under our credit facilities, offset by $471.6 million in repayments of amounts outstanding under our credit facilities and $33.2 million in repurchases of our common stock.
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
On March 24, 2016, we amended our revolving credit facility and term loan facility pursuant to Amendment No. 3 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $742.6 million (the “Revolving Credit Facility”), a term loan facility of $158.8 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million ($55.0 million of which was exercised in November 2015). The Senior Secured Credit Facilities have a five-year maturity, expiring in February 2019, except with respect to two subtranches of the Term Loan Facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of September 30, 2016, we had $701.0 million outstanding and $175.6 million of availability under the Senior Secured Credit Facilities, excluding the $195.0 million available under the accordion.
On October 6, 2016, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £350 million (approximately $442.6 million) in aggregate principal amount of 7.50% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). The majority of the proceeds from the offering were used to redeem in full the £265.0 million, 10.375% Cabot 2019 Senior Secured Notes and partially repay amounts outstanding under the Cabot Credit Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility (the “Cabot Credit Facility”), the Cabot Credit Facility was amended on October 6, 2016 that increased the total commitment amount from £200.0 million to £250.0 million. The Cabot Credit Facility includes an uncommitted accordion facility that will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of September 30, 2016, we had £88.0 million (approximately $114.3 million) outstanding and £112.0 million (approximately $145.5 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at September 30, 2016 consisted of $35.5 million held by U.S.-based entities and $122.1 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. We have operations in foreign countries, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. Our primary risk of loss due to foreign currency exchange rate risk is related to Euro to British Pound and Indian rupee to U.S. dollar exchange rates. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes.
Beginning in 2016, we have currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value.
As of September 30, 2016, we had outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange between the British Pound and Euro with a fair value asset position of approximately $0.8 million. The functional currency of the subsidiary that carries the hedge contracts is British Pound and the reporting currency is the U.S. dollar. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% between the British Pound and the Euro and 10% between the British Pound and U.S. dollar could be experienced in the near term. If the Euro weakened by 10% against the British Pound and the U.S. dollar weakened by 10% against the British Pound as of September 30, 2016, the result would have an unfavorable effect to the fair value of the derivatives by approximately $17.5 million. If the Euro strengthened by 10% against the British Pound and the U.S. dollar strengthened by 10% against the British Pound as of September 30, 2016, the result would have a favorable effect to the fair value of the derivatives by approximately $15.8 million.
In addition, we have currency exchange forward contracts that hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. These foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from the effective portion of such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect the Company’s earnings. If all or a portion of the forecasted transaction is cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.
As of September 30, 2016, our outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee had a fair value asset position of $0.6 million. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for the Indian rupee could be experienced in the near term. If the U.S. dollar weakened by 10% at September 30, 2016 this would have a negative impact to the fair value of the hedge of approximately $2.6 million. If the U.S. dollar strengthened by 10% at September 30, 2016 this would have a positive impact to the fair value of the hedge of approximately $4.6 million.
Interest Rates. At September 30, 2016, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and “Part II, Item 1A-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Item 6 – Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan (filed herewith)

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
Date: November 9, 2016