Form 10-K
period 2016-12-31
ENCORE CAPITAL GROUP INC
filed 2017-02-23
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 23,649,615 shares was approximately $556,475,441 at June 30, 2016, based on the closing price of the common stock of $23.53 per share on such date, as reported by the NASDAQ Global Select Market.
The number of shares of our Common Stock outstanding at February 9, 2017, was 25,598,192.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2017 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

PART I
Item 1—Business
An Overview of Our Business
Nature of Our Business
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets.
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
Europe
Through our controlling interest in U.K.-based Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), we are a market leader in debt management in the United Kingdom and Ireland. Cabot specializes in collecting higher balance, “semi-performing” accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). In February 2014, Cabot acquired Marlin Financial Group Limited (“Marlin”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its use of litigation-enhanced collections for non-paying financial services receivables, which complements Cabot’s management of semi-performing accounts. On June 1, 2015, Cabot continued to expand in the United Kingdom with its acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”).
Our wholly-owned subsidiary, Grove Holdings (“Grove”), is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies in the United Kingdom (in particular, individual voluntary arrangements, or IVAs) and bank and non-bank receivables in Spain. To date, operating results from our subsidiaries in Europe other than Cabot have not been significant to our total consolidated operating results. As a result, descriptions of our international operations in Part I - Item 1 of this Form 10-K will focus substantially on our combined Cabot operations.
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
Asia Pacific
Through our majority ownership interest in Baycorp Holdings Pty Limited (“Baycorp”), we are one of Australasia's leading debt resolution specialists. Baycorp specializes in the management of non-performing loans in Australia and New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans. To date, Baycorp’s operating results have been immaterial to our total consolidated operating results. As a result, descriptions of our international operations in Part 1 - Item 1 of this Form 10-K will not include a detailed discussion of Baycorp’s operations.
Throughout this Annual Report on Form 10-K, when we refer to our United States operations, we include accounts originated in the United States that are serviced through our operations centers in the United States, India and Costa Rica. When we refer to our international operations, we are referring to accounts originated outside of the United States. Those accounts are serviced in the country of origin.

Tax Lien Business
Beginning with the first quarter 2016, we conduct business through one reportable segment, portfolio purchasing and recovery. On March 31, 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC (“Propel”). Propel represented our entire tax lien business reportable segment prior to the divestiture. Propel’s operations are presented as discontinued operations in our consolidated statements of income.
Keys to Success
The foundation of our success is our people, our organizational agility, and our integrity. This foundation supports strengths in five key areas, which we refer to as our pillars:

•	Superior Analytics, including our extensive investments in data and behavioral science and our use of sophisticated predictive modeling techniques;

•	Operational Scale and Cost Leadership, driven by our specialized call centers, efficient international operations, and effective internal and external litigation operations;

•	Strong Capital Stewardship, underpinned by our disciplined ability to raise and deploy capital prudently;

•
Consumer-centric Commitment to Ethics and Principled Intent: we strive to conduct business ethically and in ways that support consumers’ financial recovery. We commit to treat consumers with respect, compassion and integrity, and we demonstrate that commitment by continuous investment in compliance programs that enable us to efficiently adjust our business practices to a changing regulatory environment; and

•	Extendable Business Model, driven by our scalable platform that supports strategic investment opportunities in new asset classes and geographic areas.
Although we have enabled millions of consumers to retire a portion of their outstanding debt, one of the debt collection industry’s most formidable challenges is that many financially distressed consumers will never make a payment, much less retire their total debt obligation. To address these challenges, we evaluate portfolios of receivables that are available for purchase using robust, account-level valuation methods, and we employ proprietary statistical and behavioral models across all our operations. We believe these business practices contribute to our ability to value portfolios accurately, avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our operational channels to maximize future collections. We also have one of the industry’s largest databases of financially distressed consumers. We believe that our specialized knowledge, along with our investments in data and analytic tools, have enabled us to realize significant returns from the receivables we have acquired. We maintain strong relationships with many of the largest credit providers in the United States. In addition, through our international subsidiaries, we maintain strong relationships with many of the largest credit providers in the international markets we serve.
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
International
While seasonality does not have a material impact on European operations, collections are generally strongest in the second and third calendar quarters and slower in the first and fourth quarters, largely driven by the impact of the December holiday season and the New Year holiday, and the related impact on customers’ ability to repay their balances. This drives a higher level of plan defaults over this period, which are typically repaired across the first quarter of the following year. The August vacation season in the United Kingdom also has an unfavorable effect on the level of collections, but this is traditionally compensated for by higher collections in July and September.
Operating Segments
Financial information regarding our operating segments and geographic operations is set forth in Note 15, “Segment Information” to our consolidated financial statements.
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
Our Competitive Advantages
Analytic Strength. We believe that success in our business depends on our ability to establish and maintain an information advantage. Leveraging an industry-leading financially distressed consumer database, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases. Moreover, our collection channels are informed by powerful statistical models specific to each collection activity, and each year we deploy significant capital to purchase credit bureau and customized consumer data that describe demographic, account level, and macroeconomic factors related to credit, savings, and payment behavior. Our international expansion has enabled us to collaborate across our operating subsidiaries to employ and enhance our statistical models throughout the markets we service.
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
Expand into New Geographies. We believe we are well-positioned to take a leading role, worldwide, in the distressed debt and subprime consumer financial sectors. Our current footprint includes our industry-leading U.S. and U.K. core debt recovery businesses, our presence in Spain, our entrance into the Latin American and Australasian debt markets, and our international operations through our India and Costa Rica locations. We continue to evaluate other opportunities in new geographic markets. For example, one of our subsidiaries has a joint venture that has recently obtained a license to operate as an asset reconstruction company in India and, as a result, we expect to commence portfolio purchasing and recovery operations in India. As portfolio prices fluctuate and the complexity of our industry continues to increase, we expect that our international operations will continue to provide a significant competitive advantage.
Explore Business Model Adjacencies and Expansion. We are working to leverage some of our core competencies, such as our knowledge of financially distressed consumers, in other areas or for different types of defaulted consumer receivables or to provide other services to financial institutions. We believe that our existing underwriting and collection processes can be extended to a variety of consumer receivables. These capabilities have allowed us to develop and provide complementary products or services to specified financially distressed consumer segments and other complementary programs.
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
International
Through Cabot, we maintain strong relationships with many of the largest financial service providers in the United Kingdom. Cabot primarily acquires receivable portfolios through a competitive bidding process that is initiated by the portfolio seller. Portfolios are also acquired through forward flow agreements on occasion. In addition, Cabot purchases a small number of portfolios by entering into forward flow agreements, although it has substantially moved away from these arrangements.
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
All purchases require approval by the pricing committee. Cabot’s pricing committee includes its Chief Executive Officer, Chief Financial Officer and other relevant officers. We believe that Cabot’s significant industry and management experience enable it to make informed decisions about the portfolios we acquire through Cabot.
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

•
Call Centers. We maintain domestic collection call centers in Phoenix, Arizona, St. Cloud, Minnesota, Troy, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. We continuously educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

•
Skip Tracing. If a consumer’s phone number proves inaccurate when an account manager calls an account, or if current contact information for a consumer is not available at the time of account purchase, then the account could be routed to our skip tracing process. We currently use a number of different skip tracing companies to provide accurate phone numbers and addresses.

•
Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay his or her obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision about whether or not to pursue collection litigation. Prior to engaging an external law firm, we evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.

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
Credit originators who sell us defaulted consumer receivables routinely conduct examinations of our collection practices and procedures and typically make reports with recommendations to us as to how they believe we can improve those practices and procedures. We respond to these reports in the ordinary course and make changes to our practices and procedures that we believe are appropriate to address any issues raised in such reports.
The enterprise risk management department facilitates oversight by our Board of Directors and management and is responsible for the development and administration of internal policies, procedures, periodic risk assessments and controls and for performing internal audits to evaluate the level of compliance to both regulations, such as Sarbanes-Oxley 404, and standards of internal control for internal operations.
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
Omni-Channel Enabled Dialer Technology. Our call centers employ the use of upgraded dialer technology that expands our ability to service the consumer in their preferred channel of communication. This technology allows additional call volume capacity and greater efficiency through shorter wait times and an increase in the number of live contacts. This technology helps maximize account manager productivity and further optimizes the yield on our portfolio purchases. Additionally, the use of predictive dialing technology helps us comply with applicable federal and state laws in the United States that restrict the time, place, and manner in which debt collectors can call consumers. Recognizing mobile phone dialing has a different set of legal restrictions, we utilize a distinctly different platform for non-consented mobile phones in order to comply with all laws while providing a framework for us to maximize contact with our consumers.
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
Process Control. To provide assurance that our entire infrastructure continues to operate efficiently and securely, we have developed a strong process and control environment. These governance, risk management, and control protocols govern all areas of the enterprise: from physical security and cybersecurity, to change management, data protection, and segregation of duties.
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
In addition to the FDCPA, the federal laws that apply to our business (including the regulations that implement these laws) include the following:

Dodd-Frank Act, including the Consumer Financial Protection Act (Title X of the Dodd-Frank Act, “CFPA”)	Servicemembers’ Civil Relief Act
Electronic Fund Transfer Act	Telephone Consumer Protection Act (“TCPA”)
Equal Credit Opportunity Act	Truth In Lending Act
Fair Credit Billing Act	U.S. Bankruptcy Code
Fair Credit Reporting Act (“FCRA”)	Wire Act
Federal Trade Commission Act (“FTCA”)	Credit CARD Act
Gramm-Leach-Bliley Act	Foreign Corrupt Practices Act
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
The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. In July 2016, the CFPB released an outline of proposals under consideration for its debt collection rulemaking. The proposals are aimed at ensuring debt collectors, among other things: collect the correct debt; limit excessive or disruptive communications; stop collecting or suing for debt without proper documentation; and provide documentation substantiating debt to a consumer upon demand. In addition to consulting with business representatives, the CFPB will continue to seek input from the public, consumer groups, industry, and other stakeholders before continuing the rulemaking process. Shortly after his inauguration, President Trump issued an order halting all federal regulatory rulemakings, which may include the CFPB’s debt collection rulemaking.
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
Our activities are also subject to federal and state laws concerning identity theft, privacy, data security, the use of automated dialing equipment, and other laws related to consumers and consumer protection. In response to petitions filed by third parties, in July 2015, the Federal Communications Commission (“FCC”) released a declaratory ruling interpreting the TCPA, which could impact the way consumers may be contacted on their cellular phones and could impact our operations and financial results.
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
The regulatory environment is currently undergoing substantial changes. The most significant changes include the transfer of responsibility for the regulation of consumer credit businesses in the United Kingdom from the Office of Fair Trading (“OFT”) to the Financial Conduct Authority (“FCA”) which occurred on April 1, 2014; the proposal to have a dedicated pre-action protocol before commencing debt recovery claims in court; and the proposal by the European Commission that substantial changes be made to the European Union (“E.U.”) data protection regime.
The FCA implemented an interim permission regime whereby businesses that held a consumer credit license were required to register with the FCA for interim permission before March 31, 2014 in order to continue consumer credit activities after April 1, 2014. Cabot applied for full authorization of its business with the FCA in March 2015 and Cabot Credit Management Group Limited (“CCMG”), a Cabot subsidiary, became authorized and regulated by the FCA in March 2016. CCMG appointed other Cabot subsidiaries to carry out debt-collecting and debt administration services on its behalf. CCMG assumes full regulatory responsibility for such entities. Cabot is now subject to the FCA supervisory regime and thematic reviews and supervisory visits. The FCA has power to impose significant fines or requirements on Cabot if it fails to comply with the FCA regime. In addition to the full authorization of its business with the FCA, CCMG has appointed certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and are jointly and severally liable for the acts and omissions of CCMG and its business affairs. Approved Persons are subject to statements of principle and codes of practice established and enforced by the FCA.
The FCA has adopted detailed rules relating to conducting consumer credit activities, in addition to putting in place high level principles and conditions to which it expects businesses and Approved Persons in the sector to adhere. The FCA has significantly greater powers than the OFT, including, but not limited to, the ability to impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, cease certain products from being collected upon and in extreme circumstances remove permissions to trade.
Furthermore, the manner in which court claims are conducted in England and Wales in connection with the recovery of debt may be subject to significant changes. In September 2014, the Civil Procedure Rules Committee (“CPRC”), an advisory public body set up by statute and sponsored by the U.K. Ministry of Justice, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt. Due to the amount of responses from the industry against the introduction of a dedicated protocol, the CPRC created a dedicated sub-committee with industry and consumer group stakeholders. As a consequence, the CPRC issued an updated consultation in September 2015 in order to seek balance between the interests of the industry and consumer groups. Cabot and its industry body, the Credit Services Association, have each responded to this consultation. On December 9, 2016, the CPRC met and decided that the initial proposal, which would have required creditors to provide significant documentation, such as the original credit agreement prior to issuing a claim in court, should be amended. A final draft of the rules has been passed for approval in the UK legislative system. The new draft will require that a letter before claim informs a consumer of their right to request documentation and for a full statement of account to be included. However, this documentation no longer has to be provided with the letter before claim. The precise detail is yet to be made public.
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
In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with requirements established by the Data Protection Act of 1998 in relation to processing the personal data of its consumers. New legislation, the E.U. General Data Protection Regulation (“GDPR”), will replace the current Data Protection Act in 2018 and will introduce significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). We have analyzed the GDPR requirements and are working to ensure that we become compliant.
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
On June 23, 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit”. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the E.U. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications Brexit will have and how it will affect us. The GDPR requirements discussed above will not be impacted by the Brexit.
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
Employees
As of December 31, 2016, we had approximately 6,700 employees worldwide. None of our employees is represented by a labor union. We believe that our relations with our employees are good.
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
Our operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as a result of the factors described below and elsewhere in this Annual Report on Form 10-K:

•	the timing and ability of consumers to make payments, including the effects of seasonality and macroeconomic conditions on their ability to pay;

•	any charge to earnings resulting from an allowance against the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations or compliance with increased regulatory and other legal requirements;

•	the cost of credit; and

•	the supply of receivables portfolios for sale on acceptable terms.
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
In recent periods, portfolio prices have been elevated above historical levels, particularly for fresh portfolios, which are those portfolios transacted within six months of the consumers’ accounts being charged off by the financial institution. We believe this elevated pricing was due to a reduction in the supply of charged-off accounts and continued strong demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting or curtailing their sales of charged-off accounts in response to increased regulatory pressure on financial institutions. We are unable to predict the extent to which these financial institutions will re-commence selling charged-off accounts. Financial institutions might not return to selling charged-off accounts at historical levels and certain of them could elect to stop selling charged-off accounts permanently. We are taking measures to improve liquidation rates on our purchased portfolios so that we can achieve satisfactory returns on recently purchased portfolios despite their elevated prices. However, there can be no assurance that these measures will be effective in maintaining returns in line with historical levels, or at all.
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
We acquire and service charged-off receivables that the obligors have failed to pay and the sellers have deemed uncollectible and have written off. The originating institutions and/or portfolio resellers generally make numerous attempts to recover on these nonperforming receivables, often using a combination of their in-house collection and legal departments, as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of charged-off receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables, collect sufficient amounts to cover our costs or generate satisfactory returns, this may adversely affect our business, financial condition and operating results.
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
We account for our portfolio revenue in accordance with the authoritative accounting guidance for loans and debt securities acquired with deteriorated credit quality. The authoritative guidance limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost and requires that the excess of the contractual cash flows over the expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The authoritative accounting guidance maintains the IRR originally estimated when the receivable portfolios are purchased and, rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for allowance testing. Since the authoritative accounting guidance does not permit yields to be lowered, there is an increased probability of us having to incur allowance charges in the future, which would adversely affect our business, financial condition and operating results.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
As of December 31, 2016, we carry approximately $785.0 million in goodwill and approximately $28.2 million in amortizable intangible assets. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could adversely affect our business, financial condition and operating results.
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
Additional consumer protection or privacy laws, rules and regulations may be enacted, or existing laws, rules or regulations may be reinterpreted or enforced in a different manner, imposing additional restrictions or requirements on the collection of receivables.
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
Subject to the provisions of the Dodd-Frank Act, the CFPB has responsibility to implement and enforce “federal consumer financial law,” and to examine regulated entities for compliance with such law. Those laws include, among others, (1) Title X itself, which prohibits unfair, deceptive, or abusive acts or practices in connection with consumer financial products and services, and (2) “enumerated consumer laws” (and their implementing regulations), which include the FDCPA, the FCRA, and others.
The CFPB’s authorities include the ability to issue regulations under various federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. This means, for example, that the CFPB has the ability to adopt rules that interpret any of the provisions of the FDCPA, potentially affecting all facets of debt collection, and our activities. In July 2016, the CFPB released an outline of proposals under consideration for its debt collection rulemaking. The proposals are aimed at ensuring debt collectors, among other things: collect the correct debt; limit excessive or disruptive communications; stop collecting or suing for debt without proper documentation; and provide documentation substantiating debt to a consumer upon demand. In addition to consulting with business representatives, the CFPB will continue to seek input from the public, consumer groups, industry, and other stakeholders before continuing the rulemaking process. Shortly after his inauguration, President Trump issued an order halting all federal regulatory rulemakings, which may include the CFPB’s debt collection rulemaking.
In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process, and another that focuses on the application of the CFPA’s prohibition of “unfair, deceptive, or abusive” acts or practices on debt collection. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints, and consumer complaints against us, which could result in reputational damage to us. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.
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
On September 9, 2015, we entered into the Consent Order with the CFPB in which we settled allegations arising from our practices between 2011 and 2015. The Consent Order includes obligations on us to: (1) among other things follow certain specified operational requirements, substantially all of which are already part of our current operations; (2) submit to the CFPB for review a comprehensive plan designed to ensure that its debt collection practices comply with all applicable federal consumer financial laws and the terms of the Consent Order; (3) pay redress to certain specified groups of consumers; and (4) pay a civil monetary penalty. We will continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order. In addition, we are subject to ancillary state attorney general investigations related to similar debt collection practices.
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
Cabot applied for full authorization of its business with the FCA in March 2015 and CCMG, a Cabot subsidiary, became authorized and regulated by the FCA in March 2016. CCMG appointed other Cabot subsidiaries as its representatives to carry out debt-collecting and debt administration services on its behalf. CCMG assumes full regulatory responsibility for such entities. In addition to the full authorization of its business with the FCA, CCMG has appointed certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and who will jointly and severally be liable for the acts and omissions of the company and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA.
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
As part of its philosophy of continuous improvement, CCMG regularly reviews policy and practice across all of its business units to ensure appropriate and consistent levels of compliance in relation to both FCA regulation and principles of business. The changes made to policy and practice over the last few years have gradually resulted in, among other things, the lengthening of consumer call duration, the reduction in the number of customer accounts being assessed as suitable for litigation, the extension of pre-litigation recovery periods, the reduction in the number of customer accounts that have been assessed as suitable for the application of interest, and an increase in the number of customers being identified as in a vulnerable situation and therefore not suitable for debt repayment.
The FCA also requires that debt repayments agreed to with consumers are evidenced as affordable to the consumer, which results in a means-based evaluation of proposed repayments, be that one time settlements or installments over time. We believe this, combined with the effects described above, have gradually resulted in: a reduction in the number of highly discounted near term one-time settlements; an increase in the number of payment plans, including a shift from legal collections to repayment plans; and an increase in the length of existing payment plans. As a result, we have seen a reduction in the amount of collections in the near term and expect a lengthening of our collections curve.
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
Also, the manner in which court claims are conducted in England and Wales in connection with the recovery of debt may be subject to significant changes. In September 2014, the CPRC, an advisory public body set up by statute and sponsored by the U.K. Ministry of Justice, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt. Due to the amount of responses from the industry against the introduction of a dedicated protocol, the CPRC created a dedicated sub-committee with industry and consumer group stakeholders. As a consequence, the CPRC issued an updated consultation in September 2015 in order to seek balance between the interests of the industry and consumer groups. Cabot and its industry body, the Credit Services Association, have each responded to this consultation. On December 9, 2016, the CPRC met and decided that the initial proposal, which would have required creditors to provide significant documentation, such as the original credit agreement prior to issuing a claim in court should be amended. A final draft of the rules has been passed for approval in the UK legislative system. The new draft will require that a letter before claim informs a consumer of their right to request documentation and for a full statement of account to be included. However, this documentation no longer has to be provided with the letter before claim. The precise detail is yet to be made public.
Finally, in December 2015, the EU General Data Protection Regulation (“GDPR”) was proposed to replace the Data Protection Directive 95/46/EC. In May 2016 the GDPR was adopted and published in the Official Journal of the EU. The GDPR will be effective starting in 2018 and, although the full scope of the GDPR changes have not yet been released, is likely to introduce significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities including a European Data Protection Board (“EDPB”).
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
On June 23, 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit”. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Consequences such as deterioration in economic conditions, volatility in currency exchange rates or changes in regulation may adversely affect our business, financial condition and operating results.
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
We use outside collection services to collect a substantial portion of our charged-off receivables. We are dependent upon the efforts of third-party collection agencies and attorneys to help service and collect our charged-off receivables. Our third-party collection agencies and attorneys could fail to perform collection services for us adequately, remit those collections to us or otherwise perform their obligations adequately. In addition, one or more of those third-party collection agencies or attorneys could cease operations abruptly or become insolvent, or our relationships with such collection agencies or attorneys may otherwise change adversely. Further, we might not be able to secure replacement third-party collection agencies or attorneys or promptly transfer account information to our new third-party collection agencies, attorneys or in-house in the event our agreements with our third-party collection agencies and attorneys were terminated. Any of the foregoing factors could cause our business, financial condition and operating results to be adversely affected.
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
We may make acquisitions that prove unsuccessful and any mergers, acquisitions, dispositions or joint venture activities may change our business and financial results and introduce new risks.
From time to time, we may make acquisitions of, or otherwise invest in, other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. The acquisitions we make may be unprofitable or may take some time to achieve profitability. In addition, we may not successfully operate the businesses that we acquire, or may not successfully integrate these businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. Also, minority shareholders in certain entities that we have acquired have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the entity if we choose not to purchase their interests at fair value, which could result in additional constraints on our resources. Through acquisitions, we may enter markets in which we have limited or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, and the incurrence of additional debt which could reduce our profitability. We also pursue dispositions and joint ventures from time to time. Any such transactions could change our business lines, geographic reach, financial results or capital structure. Our company could be larger or smaller after any such transactions and may have a different investment profile.
We may consume resources in pursuing business opportunities, financings or other transactions that are not consummated, which may strain or divert our resources.
We anticipate that the investigation of various transactions, and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments with respect to such transactions, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific transaction, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our business.
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
We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the recent expansion of our foreign operations subjects us to a number of additional risks and uncertainties, including:

•	compliance with and changes in international laws, including regulatory and compliance requirements that could affect our business;

•	differing accounting standards and practices;

•	increased exposure to U.S. laws that apply abroad, such as the Foreign Corrupt Practices Act, and exposure to other anti-corruption laws such as the U.K. Bribery Act;

•	social, political and economic instability or recessions;

•	fluctuations in foreign economies and currency exchange rates;

•	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

•	the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language, and cultural barriers;

•	difficulties implementing and maintaining effective internal controls and risk management and compliance initiatives;

•	potential disagreements with our joint venture business partners;

•	differing labor regulations and business practices; and

•	foreign tax consequences.
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
As described in greater detail in Note 10, “Debt” to our consolidated financial statements, as of December 31, 2016, our total long-term indebtedness outstanding was approximately $2.8 billion, which includes $1.5 billion of debt at our Cabot subsidiary. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
Despite our current consolidated indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured indebtedness under our Third Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”), subject to the restrictions contained in our debt instruments. We are not restricted under the terms of the indentures governing our convertible notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness. Although the Restated Credit Agreement and some of our other existing debt currently limit the ability of us and certain of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. Also, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness or other new obligations are added to our current levels, the risks described above could intensify. Moreover, if the facilities under the Restated Credit Agreement are repaid or mature, we may not be subject to similar restrictions under the terms of any subsequent indebtedness.
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
The market price of our common stock has been subject to significant fluctuations. Since the beginning of fiscal year 2016, our stock price has ranged from a low of $16.09 on January 19, 2016 to a high of $30.40 on December 9, 2016. These fluctuations could continue. Among the factors that could affect our stock price are:

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
The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2016, the average daily trading volume of our common stock was approximately 385,000 shares. The issuance or sale of substantial amounts of our common stock or other equity or equity-related securities (or the perception that such issuances or sales may occur) could adversely affect the market price of our common stock as well as our ability to raise capital through the sale of additional equity or equity-related securities. We cannot predict the effect that future issuances or sales of our common stock or other equity or equity-related securities would have on the market price of our common stock.
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
Item 1B—Unresolved Staff Comments
None.

Item 2—Properties
We lease the following properties with more than 30,000 square feet:

Location	Primary use	Approximate square footage
San Diego, CA	Corporate headquarters, internal legal and consumer support services	118,000
India	Call center and administrative offices	146,000
United Kingdom	Cabot corporate office, call center, internal legal and consumer support services	83,000
Troy, MI	Call center and internal legal	62,000
St. Cloud, MN	Call center	46,000
Roanoke, VA	Call center and administrative offices	40,000
Spain	Call center and administrative offices	39,000
Costa Rica	Call center and administrative offices	32,000
Phoenix, AZ	Call center and administrative offices	31,000
Australia	Baycorp corporate office, call center, and administrative offices	31,000
The properties listed in the table above are our principal properties. We also lease other immaterial office space in the United States, Ireland, France, Colombia, Peru, New Zealand, and the Philippines.
We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.
Item 3—Legal Proceedings
Information with respect to this item may be found in Note 14, “Commitments and Contingencies” to the consolidated financial statements in Item 8, which is incorporated herein by reference.
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
The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2016
First Quarter	$29.44	$16.09
Second Quarter	29.02	21.45
Third Quarter	25.52	20.32
Fourth Quarter	30.40	17.66
Fiscal Year 2015
First Quarter	$44.66	$36.40
Second Quarter	44.61	37.89
Third Quarter	44.43	35.31
Fourth Quarter	41.44	28.17
The closing price of our common stock on February 9, 2017, was $33.20 per share and there were 10 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2011 through December 31, 2016, with the cumulative total return of (a) the NASDAQ Composite Index and (b) Asta Funding, Inc. and PRA Group, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2011, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

	12/11	12/12	12/13	12/14	12/15	12/16
Encore Capital Group, Inc.	$100.00	$144.03	$236.41	$208.84	$136.78	$134.76
NASDAQ Composite Index	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
Peer Group	$100.00	$154.84	$223.78	$244.82	$149.47	$169.32
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

Share Repurchases
On August 12, 2015, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. We did not make any repurchases under the share repurchase program.

Item 6—Selected Financial Data
This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K, including the acquisitions described therein that materially affected our results. The selected financial data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2016, and 2015 and for the years ended December 31, 2016, 2015, and 2014, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues
Revenue from receivable portfolios, net(1)	$946,615	$1,072,436	$992,832	$744,870	$545,412
Other revenues	82,643	57,531	50,597	11,407	7
Total revenues	1,029,258	1,129,967	1,043,429	756,277	545,419
Operating expenses
Salaries and employee benefits	281,097	262,281	238,942	159,319	98,173
Cost of legal collections	200,855	229,847	205,661	186,959	168,703
Other operating expenses	100,737	93,210	89,934	63,229	47,500
Collection agency commissions	36,141	37,858	33,343	33,097	15,332
General and administrative expenses	134,046	191,357	139,977	106,813	60,466
Depreciation and amortization	34,868	33,160	27,101	13,057	5,580
Total operating expenses	787,744	847,713	734,958	562,474	395,754
Income from operations	241,514	282,254	308,471	193,803	149,665
Other (expense) income
Interest expense	(198,367)	(186,556)	(166,942)	(73,269)	(25,564)
Other income (expense)	14,228	2,235	113	(4,225)	800
Total other expense	(184,139)	(184,321)	(166,829)	(77,494)	(24,764)
Income from continuing operations before income taxes	57,375	97,933	141,642	116,309	124,901
Provision for income taxes	(38,205)	(27,162)	(48,569)	(43,653)	(49,832)
Income from continuing operations	19,170	70,771	93,073	72,656	75,069
(Loss) income from discontinued operations, net of tax	(2,353)	(23,387)	5,205	1,084	(5,592)
Net income	16,817	47,384	98,278	73,740	69,477
Net loss (income) attributable to noncontrolling interest	59,753	(2,249)	5,448	1,559	—
Net income attributable to Encore Capital Group, Inc. stockholders	$76,570	$45,135	$103,726	$75,299	$69,477
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	78,923	68,522	98,521	74,215	75,069
(Loss) income from discontinued operations, net of tax	(2,353)	(23,387)	5,205	1,084	(5,592)
Net income	$76,570	$45,135	$103,726	$75,299	$69,477

	As of and For The Year Ended December 31,
	2016	2015	2014	2013	2012
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$3.07	$2.66	$3.81	$3.01	$3.02
Discontinued operations	$(0.09)	$(0.91)	$0.20	$0.04	$(0.22)
Net basic earnings per share	$2.98	$1.75	$4.01	$3.05	$2.80
Diluted earnings (loss) per share from:
Continuing operations	$3.05	$2.57	$3.58	$2.83	$2.91
Discontinued operations	$(0.09)	$(0.88)	$0.19	$0.04	$(0.22)
Net diluted earnings per share	$2.96	$1.69	$3.77	$2.87	$2.69
Weighted-average shares outstanding:
Basic	25,713	25,722	25,853	24,659	24,855
Diluted	25,909	26,647	27,495	26,204	25,836
Selected operating data:
Purchases of receivable portfolios, at cost	$906,719	$1,023,722	$1,251,360	$1,204,779	$562,335
Gross collections for the period	1,685,604	1,700,725	1,607,497	1,279,506	948,055
Consolidated statements of financial condition data:
Cash and cash equivalents	$149,765	$123,993	$91,519	$118,539	$15,915
Investment in receivable portfolios, net	2,382,809	2,440,669	2,143,560	1,590,249	873,119
Total assets	3,670,497	4,174,819	3,711,631	2,657,208	1,157,584
Total debt	2,805,983	2,944,063	2,550,646	1,654,301	574,679
Total liabilities	3,069,982	3,526,331	3,046,692	2,054,737	751,768
Total Encore equity	559,304	596,453	623,000	571,897	405,816
________________________

(1)
Includes net allowance charge of $84.2 million for the year ended December 31, 2016, and net allowance reversals of $6.8 million, $17.4 million, $12.2 million and $4.2 million for the years ended December 31, 2015, 2014, 2013 and 2012, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in this Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot expanded in the United Kingdom with its consolidating acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”) in June 2015. Our subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. Our majority-owned subsidiary, Baycorp Holdings Pty Limited (“Baycorp”), is one of Australasia's leading debt resolution specialists.
On March 31, 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC (“Propel”). Propel represented our entire tax lien business reportable segment prior to the divestiture. Propel’s operations are presented as discontinued operations in our consolidated statements of income. Beginning in the first quarter 2016, we conduct business through one reportable segment, portfolio purchasing and recovery.
In the first quarter of 2017, we and our co-investor in Cabot, J.C. Flowers & Co. LLC (“J.C. Flowers”), began exploring options in relation to a potential initial public offering by Cabot.
Our long-term growth strategy involves continuing to invest in our core portfolio purchasing and recovery business, expanding into new geographies, and leveraging our core competencies to explore expansion into adjacent asset classes.
Government Regulation
Our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. Additionally, our international operations are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business. See “Part I - Item 1 - Business - Government Regulation” in this Annual Report on Form 10-K.
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
Grove: In April 2014, we acquired a controlling equity ownership interest in Grove. In December 2016, we acquired the remaining minority equity ownership interest in Grove. Grove, through its subsidiaries and affiliates, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, IVAs) in the United Kingdom and bank and non-bank receivables in Spain. Grove purchases portfolio receivables using a proprietary pricing model. This model allows Grove to value portfolios and quantify portfolio performance in order to maximize future collections.
Latin America
In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in debt collection and management in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including point-of-purchase lending to consumers and providing financial solutions to individuals who have previously defaulted on their credit obligations. In addition to operations in Colombia and Peru, we evaluate and purchase non-performing loans in other countries in Latin America, including Mexico and Brazil. We also invest in non-performing secured residential mortgages in Latin America.
Asia Pacific
Through our acquisition of a majority ownership interest in Baycorp in October 2015 (the “Baycorp Acquisition”), we are one of Australasia’s leading debt resolution specialists. Baycorp specializes in the management of non-performing loans in Australia and New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans.
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Prices for portfolios offered for sale directly from credit issuers are beginning to decrease after several years of elevated pricing, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. Industry delinquency and charge-off rates, which have been at historic lows, are beginning to increase which creates higher volumes of charged-off accounts. We believe the softening in pricing, especially for fresh portfolios, is primarily due to this anticipated growth in supply.
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
The U.K. insolvency market as a whole has remained flat over the past twelve months, although we are seeing an increase in individual insolvencies driven by high unemployment rates. We expect that this trend will drive increased purchasing opportunities once large retail banks start to off-load their insolvency portfolios.
The Spanish debt market continues to be one of the largest in Europe with a significant amount of debt to be sold and serviced.  In particular, we anticipate strong debt purchasing and servicing opportunities in the secured and small and medium enterprise asset classes given the backlog of non-performing debt that has accumulated in these sectors.  Additionally, financial institutions continue to experience both market and regulatory pressure to dispose of non-performing loans which should further increase debt purchasing opportunities in Spain.
Although pricing has been elevated, we believe that as our U.K. businesses increase in scale and expand to other European markets, and with anticipated improvements in liquidation and improved efficiencies in collections, our margins will remain competitive. Additionally, Cabot’s continuing investment in its litigation liquidation channel has enabled them to collect from consumers who have the ability to pay, but have so far been unwilling to do so.

Purchases by Type and Geographic Location
The following table summarizes the types and geographic locations of consumer receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States:
Credit card	$517,590	$481,759	$525,813
Consumer bankruptcy receivables	43,953	24,373	—
Subtotal	561,543	506,132	525,813
Europe:
Credit card	237,473	396,364	622,419
Other	27,240	27,200	9,837
Subtotal	264,713	423,564	632,256
Other geographies:
Credit card	70,902	86,638	36,537
Mortgages	—	5,440	56,754
Other	9,561	1,948	—
Subtotal	80,463	94,026	93,291
Total purchases	$906,719	$1,023,722	$1,251,360
During the year ended December 31, 2016, we invested $0.9 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $9.8 billion, for an average purchase price of 9.2% of face value.
During the year ended December 31, 2015, we invested $1.0 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $12.7 billion, for an average purchase price of 8.0% of face value. Purchases of charged-off credit card portfolios in Europe include $216.0 million of receivables acquired in connection with the acquisition of dlc. Purchases of charged-off credit card portfolios in other geographies include $60.3 million acquired in connection with the acquisition of Baycorp.
During the year ended December 31, 2014, we invested $1.3 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $13.8 billion, for an average purchase price of 9.1% of face value. Purchases of charged-off credit card portfolios in the United States include $105.4 million acquired in connection with the acquisition of Atlantic Credit & Finance, Inc. (“Atlantic”). Purchases of charged-off credit card portfolios in Europe include $208.5 million in connection with Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”).
The increase in capital deployment in the United States for the year ended December 31, 2016, as compared to 2015, was primarily the result of increased purchasing volume due to the improved pricing environment. The decrease in capital deployment in Europe for the year ended December 31, 2016, as compared to 2015, was due to the $216.0 million of receivable portfolios acquired in connection with the acquisition of dlc in June 2015. Excluding the portfolios acquired in connection with the acquisition of dlc, capital deployment in Europe increased during the year ended December 31, 2016 as compared to 2015, primarily as a result of Cabot’s investment in Spain, France and Portugal as part of its European expansion strategy.
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

Collections by Channel and Geographic Location
We currently utilize three channels for the collection of our receivables: collection sites, legal collections and collection agencies. The collection sites channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can, or to supplement capacity in our internal call centers. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States:
Collection sites	$470,898	$480,485	$502,829
Legal collections	557,250	633,166	610,285
Collection agencies(1)	53,572	68,283	79,699
Subtotal	1,081,720	1,181,934	1,192,813
Europe:
Collection sites	250,036	234,904	221,771
Legal collections	122,392	92,464	42,456
Collection agencies	121,572	148,758	120,629
Subtotal	494,000	476,126	384,856
Other geographies:
Collection sites	79,680	38,334	29,828
Legal collections	9,936	1,145	—
Collection agencies	20,268	3,186	—
Subtotal	109,884	42,665	29,828
Total collections	$1,685,604	$1,700,725	$1,607,497
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections decreased slightly by $15.1 million, or 0.9%, to $1,685.6 million during the year ended December 31, 2016, from $1,700.7 million during the year ended December 31, 2015. The decrease was primarily due to decreased collections in the United States, offset by increased collections in Europe and other geographies. The increase in collections in Europe was primarily the result of increased site collections and legal collections, offset by a decrease in collection agencies collections. As we continue to expand and enhance our in-house servicing capabilities in Europe, we expect collections to shift from collection agencies to collection sites and legal collections. The increase in legal collections was primarily due to an increase in the accounts placed in the legal channel as we continuously improve our ability to identify consumers that are able, but unwilling, to pay their obligations. The increase in collections in Europe was partially offset by the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar. In other geographies collections continue to increase as we expand internationally. The decrease of collections in the United States was primarily due to a decrease in legal collections resulting from temporary delays in receiving media from issuers required to initiate the legal process for a number of accounts.
Gross collections increased $93.2 million, or 5.8%, to $1,700.7 million during the year ended December 31, 2015, from $1,607.5 million during the year ended December 31, 2014. The increase in gross collections was primarily due to increased portfolio purchases in the current and prior years and additional collections from our acquired subsidiaries.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2016		2015		2014
Revenues
Revenue from receivable portfolios, net	$946,615	92.0%	$1,072,436	94.9%	$992,832	95.2%
Other revenues	82,643	8.0%	57,531	5.1%	50,597	4.8%
Total revenues	1,029,258	100.0%	1,129,967	100.0%	1,043,429	100.0%
Operating expenses
Salaries and employee benefits	281,097	27.3%	262,281	23.2%	238,942	22.9%
Cost of legal collections	200,855	19.5%	229,847	20.3%	205,661	19.7%
Other operating expenses	100,737	9.8%	93,210	8.2%	89,934	8.6%
Collection agency commissions	36,141	3.5%	37,858	3.5%	33,343	3.2%
General and administrative expenses	134,046	13.0%	191,357	16.9%	139,977	13.4%
Depreciation and amortization	34,868	3.4%	33,160	2.9%	27,101	2.6%
Total operating expenses	787,744	76.5%	847,713	75.0%	734,958	70.4%
Income from operations	241,514	23.5%	282,254	25.0%	308,471	29.6%
Other (expense) income
Interest expense	(198,367)	(19.3)%	(186,556)	(16.5)%	(166,942)	(16.0)%
Other income	14,228	1.4%	2,235	0.2%	113	0.0%
Total other expense	(184,139)	(17.9)%	(184,321)	(16.3)%	(166,829)	(16.0)%
Income from continuing operations before income taxes	57,375	5.6%	97,933	8.7%	141,642	13.6%
Provision for income taxes	(38,205)	(3.7)%	(27,162)	(2.4)%	(48,569)	(4.7)%
Income from continuing operations	19,170	1.9%	70,771	6.3%	93,073	8.9%
(Loss) income from discontinued operations, net of tax	(2,353)	(0.3)%	(23,387)	(2.1)%	5,205	0.5%
Net income	16,817	1.6%	47,384	4.2%	98,278	9.4%
Net loss (income) attributable to noncontrolling interest	59,753	5.8%	(2,249)	(0.2)%	5,448	0.5%
Net income attributable to Encore Capital Group, Inc. stockholders	$76,570	7.4%	$45,135	4.0%	$103,726	9.9%

Results of Operations—Cabot
The following tables summarize the operating results contributed by Cabot during the periods presented (in thousands):

	Year Ended December 31, 2016
	Janus Holdings	Encore Europe (1)	Consolidated
Total revenues	$242,114	$—	$242,114
Total operating expenses	(197,341)	—	(197,341)
Income from operations	44,773	—	44,773
Interest expense-non-PEC	(109,178)	—	(109,178)
PEC interest (expense) income	(47,646)	23,349	(24,297)
Other income	15,270	—	15,270
(Loss) income before income taxes	(96,781)	23,349	(73,432)
Provision for income taxes	12,073	—	12,073
Net (loss) income	(84,708)	23,349	(61,359)
Net loss attributable to noncontrolling interest	11,863	36,350	48,213
Net (loss) income attributable to Encore	$(72,845)	$59,699	$(13,146)

	Year Ended December 31, 2015
	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$349,379	$—	$349,379
Total operating expenses	(188,296)	—	(188,296)
Income from operations	161,083	—	161,083
Interest expense-non-PEC	(106,318)	—	(106,318)
PEC interest (expense) income	(48,013)	23,529	(24,484)
Other income	591	—	591
Income before income taxes	7,343	23,529	30,872
Provision for income taxes	1,294	—	1,294
Net income	8,637	23,529	32,166
Net income attributable to noncontrolling interest	(1,211)	(3,705)	(4,916)
Net income attributable to Encore	$7,426	$19,824	$27,250
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.

	Year Ended December 31, 2014
	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$286,630	$—	$286,630
Total operating expenses	(150,349)	—	(150,349)
Income from operations	136,281	—	136,281
Interest expense-non-PEC	(96,419)	—	(96,419)
PEC interest (expense) income	(43,630)	21,201	(22,429)
Other expense	(646)	—	(646)
(Loss) income before income taxes	(4,414)	21,201	16,787
Provision for income taxes	(3,241)	—	(3,241)
Net (loss) income	(7,655)	21,201	13,546
Net loss attributable to noncontrolling interest	1,108	3,267	4,375
Net (loss) income attributable to Encore	$(6,547)	$24,468	$17,921
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
For all periods presented, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore.
Comparison of Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Our revenues consist of portfolio revenue and other revenue.
Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or zero basis revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. We may incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations or when there is a change in the timing of cash flows. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. Internal factors that may have an impact on our collections include operational activities such as the productivity of our collection staff. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. We record allowance reversals on pool groups that have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations. Allowance reversals are included in portfolio revenue.
Other revenues consist primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were impacted by foreign currency translation, primarily by the weakening of the British Pound, which devalued against the U.S. dollar by 11.4%, during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Portfolio revenue was $946.6 million during the year ended December 31, 2016, a decrease of $125.8 million, or 11.7%, compared to revenue of $1,072.4 million during the year ended December 31, 2015. The decrease in portfolio revenue during the year ended December 31, 2016, compared to the year ended December 31, 2015 was the result of allowance charges recorded on certain pools in Europe and the negative impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
During the year ended December 31, 2016, we recorded a net allowance charge of $84.2 million, compared to a net portfolio allowance reversal of $6.8 million during the year ended December 31, 2015. During the quarter ended September 30, 2016, we recorded a portfolio allowance charges of $94.0 million resulting from delays or shortfalls in near term collections against our forecasts for certain pools in Europe. These allowance charges, net of portfolio allowance reversals on other pools, attributed to the net portfolio allowance of $84.2 million during the year ended December 31, 2016. The net portfolio allowance reversals recorded in 2015 were primarily due to the reversal of remaining allowance reserves for certain ZBA pool groups with cash collections, offset by an $8.3 million portfolio allowance charge resulting from our settlement with the Consumer Financial Protection Bureau (“CFPB”).
During the quarter ended September 30, 2016, we revised the forecasting methodology we use to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. This change was made as a result of (1) our observation that older portfolios in Europe have consistently experienced cash collections beyond 120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of our collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) our increased confidence in our ability to forecast future cash collections to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016, to certain portfolios in Europe for which we could accurately forecast through such term. In addition, during the three months ended September 30, 2016, we recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in collections against the forecasts for certain pools in Europe. These changes in forecasted future cash flows resulted in an increase in the aggregate total estimated remaining collections (“ERC”) for the receivable portfolios of approximately $296.5 million as of September 30, 2016. The increase in the collection forecast from 120 months to 180 months had the effect of reducing the allowance charges by approximately $13.2 million. For portfolios in Europe that were not extended to 180 months, we will continue to include collection forecast to 120 months in calculating accretion revenue and in our estimated remaining collection disclosures. In the United States, we will continue to include collection forecast to 120 months in calculating accretion revenue. Expected collections beyond the 120-month collection forecast in the United States are included in our estimated remaining collection disclosures but are not included in the calculation of accretion revenue.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2016					As of December 31, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$137,287	$130,627	95.1%	$6,820	12.7%	$—	—
2007	2,200	748	34.0%	795	0.1%	941	4.5%
2008	8,687	4,301	49.5%	2,219	0.4%	3,631	5.2%
2009(5)	—	—	—	—	—	—	0.0%
2010	10,402	7,493	72.0%	—	0.7%	807	25.0%
2011	54,991	35,643	64.8%	—	3.4%	7,866	17.7%
2012	113,068	72,877	64.5%	—	7.1%	38,886	11.7%
2013	196,752	126,666	64.4%	—	12.3%	90,720	9.1%
2014	216,356	112,554	52.0%	—	10.9%	187,083	4.1%
2015	231,101	103,073	44.6%	—	10.0%	313,089	2.4%
2016	110,876	65,639	59.2%	—	6.4%	515,260	2.4%
Subtotal	1,081,720	659,621	61.0%	9,834	64.0%	1,158,283	3.7%
Europe:
2013	165,616	127,606	77.0%	(76,018)	12.4%	256,725	3.0%
2014	156,666	93,657	59.8%	(13,150)	9.1%	308,568	2.1%
2015	127,083	62,769	49.4%	(4,843)	6.1%	255,445	1.6%
2016	44,635	24,733	55.4%	—	2.4%	230,225	1.8%
Subtotal	494,000	308,765	62.5%	(94,011)	30.0%	1,050,963	2.1%
Other geographies:
ZBA(4)	7,552	7,433	98.4%	—	0.7%	—	—
2013	1,548	—	0.0%	—	0.0%	1,008	—
2014	17,443	17,675	101.3%	—	1.7%	56,691	2.2%
2015	57,055	27,810	48.7%	—	2.7%	51,758	3.5%
2016	26,286	9,488	36.1%	—	0.9%	64,106	1.9%
Subtotal	109,884	62,406	56.8%	—	6.0%	173,563	2.4%
Total	$1,685,604	$1,030,792	61.2%	$(84,177)	100.0%	$2,382,809	2.9%
_______________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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
_______________________

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

Other revenues were $82.6 million and $57.5 million for the years ended December 31, 2016 and 2015, respectively. The increase in other revenues was primarily attributable to fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans, offset by the negative impact of foreign currency translation. Most of our other revenues are from our international subsidiaries and therefore, other revenues were unfavorably impacted by the strengthening of the U.S. dollar relative to other foreign currencies during the periods presented.

Operating Expenses
Total operating expenses were $787.7 million during the year ended December 31, 2016, a decrease of $60.0 million, or 7.1%, compared to total operating expenses of $847.7 million during the year ended December 31, 2015.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $18.8 million, or 7.2%, to $281.1 million during the year ended December 31, 2016, from $262.3 million during the year ended December 31, 2015. The increase was primarily the result of increases in compensation expense of approximately $33.4 million for our international subsidiaries, offset by a decrease of $9.4 million in stock-based compensation expense and a net decrease in other salaries and employee benefits in our U.S. operations.
Stock-based compensation decreased $9.4 million, or 42.6%, to $12.6 million during the year ended December 31, 2016, from $22.0 million during the year ended December 31, 2015. The decreases were primarily attributable to expense reversals resulting from adjustments to estimated vesting of certain performance-based awards and lower fair value of equity awards granted in recent periods.
Cost of Legal Collections
Cost of legal collections includes primarily contingent fees paid to our network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on an estimated court cost recovery rate based on our analysis of historical court costs recovery data. Based on recent trends of historical court costs recovery data, we noted a decrease in the estimated court cost recovery rate in the United Kingdom. Based on the revised estimated court cost recovery rate, we recorded an additional court costs reserve in the cost of legal collections of approximately $11.3 million during the three months ended September 30, 2016.
The cost of legal collections decreased $28.9 million, or 12.6%, to $200.9 million during the year ended December 31, 2016, compared to $229.8 million during the year ended December 31, 2015. Cost of legal collections in the United States decreased by $39.6 million, or 19.6%, while cost of legal collections in Europe increased by $8.9 million, or 32.3% as compared to the prior year. The cost of legal collections as a percentage of gross collections through this channel decreased to 29.1% during the year ended December 31, 2016, from 31.6% during the year ended December 31, 2015. During the year ended December 31, 2016, the cost of legal collections was 29.1% and 29.9% in the United States and Europe, respectively. During the year ended December 31, 2015, the cost of legal collections was 31.9% and 29.9% in the United States and Europe, respectively.
The decreases in the cost of legal collections and the cost of legal collections as a percentage of gross collections in the United States during the periods presented were due to a reduction in upfront court costs as a result of fewer accounts placed in this channel because of temporary delays in receiving media from issuers required to initiate the legal process for a number of accounts as compared to the corresponding period in the prior year. We began to see increased placement volume in the fourth quarter of 2016 and expect increased placements in our legal channel thereafter.
Other Operating Expenses
Other operating expenses increased $7.5 million, or 8.1%, to $100.7 million during the year ended December 31, 2016, from $93.2 million during the year ended December 31, 2015. The increases in other operating expenses was primarily due to increased costs relating to acquired international subsidiaries offset by lower domestic expenses.
Collection Agency Commissions
During the year ended December 31, 2016, we incurred $36.1 million in commissions to third-party collection agencies, or 18.5% of the related gross collections of $195.4 million. During the period, the commission rate as a percentage of related gross collections was 9.0% and 22.7% for our collection outsourcing channels in the United States and Europe, respectively. During the year ended December 31, 2015, we incurred $37.9 million in commissions, or 17.2%, of the related gross collections of $220.2 million. During 2015, the commission rate as a percentage of related gross collections was 14.4% and 18.5% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses decreased $57.4 million, or 30.0%, to $134.0 million during the year ended December 31, 2016, from $191.4 million during the year ended December 31, 2015. The decrease was primarily due to CFPB related expenses of approximately $53.7 million recorded during the year ended December 31, 2015 and a reversal of an acquisition-related contingent consideration of approximately $8.1 million recorded during the year ended December 31, 2016.
Depreciation and Amortization
Depreciation and amortization expense increased $1.7 million, or 5.2%, to $34.9 million during the year ended December 31, 2016, from $33.2 million during the year ended December 31, 2015. The increase was primarily attributable to additional amortization expenses resulting from intangible assets acquired through our recent acquisitions.
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

	Year Ended December 31,
	2016	2015
United States	40.5%	42.0%
Europe	32.8%	33.0%
Other geographies	44.1%	32.9%
Overall cost per dollar collected	38.5%	39.2%
Our overall cost per dollar collected (or “cost-to-collect”) for the year ended December 31, 2016 was 38.5%, down 70 basis points from 39.2% during the prior period. The decrease in overall cost-to-collect during the year ended December 31, 2016 as compared to the prior year, was primarily due to improved cost-to-collect in the United States and Europe, offset by higher cost-to-collect in other geographies. To counter higher prices in the United States, we implemented innovative consumer-centric programs aimed at increasing liquidations. These programs were initiated in the beginning of 2014 and have become increasingly successful. As we continue to grow our presence in the Latin American and Australasian markets, we expect to incur upfront cost in building our collection channels. As a result, cost-to-collect in other geographies may become elevated in the near term and may fluctuate over time.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the changing regulatory and legislative environment.
Interest Expense
Interest expense increased $11.8 million to $198.4 million during the year ended December 31, 2016, from $186.6 million during the year ended December 31, 2015.

The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Stated interest on debt obligations	$159,883	$151,617	$8,266	5.5%
Interest expense on preferred equity certificates	24,297	24,484	(187)	(0.8)%
Amortization of loan fees and other loan costs	12,618	11,792	826	7.0%
Amortization of debt discount	10,520	9,410	1,110	11.8%
Accretion of debt premium	(8,951)	(10,747)	1,796	(16.7)%
Total interest expense	$198,367	$186,556	$11,811	6.3%
The payment of the accumulated interest on the PECs issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interest of J.C. Flowers and management.
The increase in interest expense was primarily attributable to increased average debt levels in the United States and Europe and interest expense recognized by Baycorp, which was acquired in October 2015.
Other Income
Other income consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $14.2 million during the year ended December 31, 2016, up from $2.2 million during the year ended December 31, 2015. The increase was primarily due to net gains recognized on foreign exchange contracts of approximately $8.2 million.
In 2016, Encore and Cabot collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. Before the effect of income tax and noncontrolling interest, the net gain on these derivative contracts recognized in our consolidated statements of income was $8.2 million during the year ended December 31, 2016.
Provision for Income Taxes
During the years ended December 31, 2016 and 2015, we recorded income tax provisions for income from continuing operations of $38.2 million and $27.2 million, respectively.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2016	2015
Federal provision	35.0%	35.0%
State provision	2.3%	0.2%
International benefit(1)	(3.6)%	(7.8)%
Tax reserves(2)	(3.2)%	(2.0)%
Permanent items(3)	14.7%	6.0%
Increase (decrease) in valuation allowance(4)	20.7%	(5.6)%
Other	0.7%	1.9%
Effective rate	66.6%	27.7%
________________________

(1)	Relates primarily to the lower tax rate on the income attributable to international operations.

(2)	Represents release of reserves taken for a certain tax position.

(3)
Represents a provision for nondeductible items, including overall foreign loss in 2016 and a settlement with the CFPB in 2015. The Company incurred a $10.0 million civil monetary penalty related to a settlement with the CFPB during the year ended December 31, 2015, which is not deductible for income tax purposes.

(4)	Valuation allowance increased in 2016 due to a foreign subsidiary’s cumulative operating loss.

The effective tax rate for the year ended December 31, 2016 increased to 66.6% as compared to 27.7% for the year ended December 31, 2015. The increase in effective tax rate was primarily the result of the recording of a large valuation allowance at one of our foreign subsidiaries, the higher tax provision due to nondeductible items, and proportionately less earnings realized in countries that have lower statutory tax rates than the U.S. federal rate.
During the year ended December 31, 2016, one of our foreign subsidiaries has incurred a cumulative operating loss. Management believes that it is more likely than not that the net operating loss carryforwards will not be realized at this jurisdiction, therefore, we have recorded a valuation allowance against the previously established deferred tax assets.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Total revenues were $1,130.0 million during the year ended December 31, 2015, an increase of $86.6 million, or 8.3%, compared to total revenues of $1,043.4 million during the year ended December 31, 2014.

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
During the year ended December 31, 2015, we recorded a net portfolio allowance reversal of $6.8 million, compared to a net portfolio allowance reversal of $17.4 million during the year ended December 31, 2014. During the year ended December 31, 2015, we recorded a portfolio allowance charge of $8.3 million as a result of a reduction in forecasted cash flows in certain pool groups related to the settlement we entered into with the CFPB in September 2015. Excluding this allowance charge, we recorded portfolio allowance reversals of $15.1 million and $17.4 million during the years ended December 31, 2015 and 2014, respectively. The recording of allowance reversals during the years ended December 31, 2015 and 2014 was primarily due to operational improvements that allowed us to assist our customers to repay their obligations and increased collections on our ZBA portfolios. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.
Other revenues were $57.5 million and $50.6 million for the years ended December 31, 2015 and 2014, respectively. Other revenues primarily represent fee-based income earned on accounts collected on behalf of others, primarily credit originators. The increase in other revenues was primarily attributable to fee-based income earned at our recently acquired subsidiaries.
Operating Expenses
Total operating expenses were $847.7 million during the year ended December 31, 2015, an increase of $112.7 million, or 15.3%, compared to total operating expenses of $735.0 million during the year ended December 31, 2014.
Excluding the CFPB settlement related charges of $54.7 million, operating expenses increased $58.0 million, or 7.9%, to $793.0 million during the year ended December 31, 2015, as compared to the prior year.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $23.4 million, or 9.8%, to $262.3 million during the year ended December 31, 2015, from $238.9 million during the year ended December 31, 2014. The increase was primarily the result of increases in headcount as a result of our recent mergers and acquisitions and increases in headcount and related compensation expense to support our growth.
Stock-based compensation increased $4.8 million, or 28.1%, to $22.0 million during the year ended December 31, 2015, from $17.2 million during the year ended December 31, 2014. This increase was primarily attributable to an increase in the number of shares granted and the higher fair value of equity awards granted in recent periods.
Cost of Legal Collections
The cost of legal collections increased $24.1 million, or 11.8%, to $229.8 million during the year ended December 31, 2015, compared to $205.7 million during the year ended December 31, 2014. The increase reflects an increase in gross legal collections, which were $726.8 million during the year ended December 31, 2015, up from $652.7 million during the year ended December 31, 2014. The cost of legal collections remained stable as a percentage of gross collections through this channel at 31.6% and 31.5% during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the cost of legal collections was 31.9% and 29.9% in the United States and Europe, respectively. During the year ended December 31, 2014, the cost of legal collections was 31.4% and 32.5% in the United States and Europe, respectively.
Other Operating Expenses
Other operating expenses increased $3.3 million, or 3.6%, to $93.2 million during the year ended December 31, 2015, from $89.9 million during the year ended December 31, 2014. The increases in other operating expenses were primarily the result of additional other operating expenses at our recently acquired subsidiaries.
Collection Agency Commissions
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
General and Administrative Expenses
General and administrative expenses increased $51.4 million, or 36.7%, to $191.4 million during the year ended December 31, 2015, from $140.0 million during the year ended December 31, 2014. The increase was primarily due to the recording of CFPB settlement fees and related administrative expenses of $53.7 million during the year ended December 31,

2015 and increased general and administrative expenses due to our growth in 2015 as compared to 2014, offset by lower rent expense during the year ended December 31, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $6.1 million, or 22.4%, to $33.2 million during the year ended December 31, 2015, from $27.1 million during the year ended December 31, 2014. The increase during the year ended December 31, 2015 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our acquisitions.
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
Our overall cost-to-collect for the year ended December 31, 2015 was 39.2%, up 60 basis points from 38.6% during the prior period. Cabot’s cost-to-collect continues to trend lower than our overall cost-to-collect because its portfolio includes many consumers who are already on payment plans and historically involves little litigation. As more of Cabot’s accounts are serviced through its legal channel, we expect to see incremental net collections and a higher overall cost to collect. As we continue to grow our presence in the Latin American market, we expect to incur upfront cost in building our collection channels. As a result, cost-to-collect in this region may become elevated in the near term and may fluctuate over time.
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
The payment of the accumulated interest on the PECs issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interest of J.C. Flowers and management.

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
Provision for Income Taxes
During the years ended December 31, 2015 and 2014, we recorded income tax provisions for income from continuing operations of $27.2 million and $48.6 million, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2015	2014
Federal provision	35.0%	35.0%
State provision(1)	0.2%	5.7%
International benefit(2)	(7.8)%	(3.8)%
Tax reserves(3)	(2.0)%	0.0%
Permanent items(4)	6.0%	4.3%
Release of valuation allowance	(5.6)%	0.0%
Other(5)	1.9%	(6.9)%
Effective rate	27.7%	34.3%
________________________

(1)	Primarily relates to a beneficial settlement with a state tax authority.

(2)	Relates primarily to the lower tax rate on the income attributable to international operations.

(3)	Represents a release of reserves for a certain tax position.

(4)	Represents a provision for nondeductible items, including a settlement with the CFPB in 2015.

(5)	Includes the effect of discrete items, primarily relates to the recognition of tax benefit as a result of a favorable tax settlement with taxing authorities as discussed below.
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
Adjusted Income From Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, acquisition, integration and restructuring related expenses, settlement fees and related administrative expenses, amortization of certain acquired intangible assets and other charges or gains that are not indicative of ongoing operations.
The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the years ended December 31, 2015 and 2014, includes the effect of approximately 0.7 million, and 1.1 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Notes,” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. There was no dilutive effect relating to our convertible senior notes during the year ended December 31, 2016.
We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” (non-GAAP) columns, respectively (in thousands, except per share data):

	Year Ended December 31,
	2016			2015			2014
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$78,923	$3.05	$3.05	$68,522	$2.57	$2.64	$98,521	$3.58	$3.73
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	11,830	0.46	0.46	11,332	0.43	0.44	10,306	0.37	0.39
Acquisition, integration and restructuring related expenses(1)	17,630	0.68	0.68	16,933	0.64	0.65	20,762	0.76	0.79
Gain on reversal of contingent consideration(2)	(8,111)	(0.31)	(0.31)	—	—	—	—	—	—
Settlement fees and related administrative expenses(3)	6,299	0.24	0.24	63,019	2.36	2.43	—	—	—
Amortization of certain acquired intangible assets(4)	2,593	0.10	0.10	—	—	—	—	—	—
Income tax effect of the adjustments(5)	(12,577)	(0.49)	(0.49)	(28,514)	(1.07)	(1.11)	(10,552)	(0.38)	(0.40)
Adjustments attributable to noncontrolling interest(6)	(6,461)	(0.25)	(0.25)	(5,273)	(0.20)	(0.20)	(6,812)	(0.25)	(0.26)
Adjusted income from continuing operations attributable to Encore	$90,126	$3.48	$3.48	$126,019	$4.73	$4.85	$112,225	$4.08	$4.25
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents a gain recognized as a result of reversing a liability for contingent consideration that was established in October 2015 when we acquired a debt solution service provider in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(3)
Amount represents litigation and government settlement fees and related administrative expenses. For the year ended December 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. For the year ended December 31, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(4)
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

(5)	Amount represents the total income tax effect of the adjustments, which is calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred.

(6)
Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before discontinued operations, interest income and expense, taxes, depreciation and amortization, stock-based compensation expenses, acquisition, integration and restructuring related expenses, settlement fees and related administrative expenses and other charges or gains that are not indicative of ongoing operations), in the evaluation of our operating performance. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
GAAP net income, as reported	$16,817	$47,384	$98,278
Adjustments:
Loss (income) from discontinued operations, net of tax	2,353	23,387	(5,205)
Interest expense	198,367	186,556	166,942
Interest income(1)	(2,538)	(1,664)	(962)
Provision for income taxes	38,205	27,162	48,569
Depreciation and amortization	34,868	33,160	27,101
Stock-based compensation expense	12,627	22,008	17,181
Acquisition, integration and restructuring related expenses(2)	16,712	15,528	18,771
Gain on reversal of contingent consideration(3)	(8,111)	—	—
Settlement fees and related administrative expenses(4)	6,299	63,019	—
Adjusted EBITDA	$315,599	$416,540	$370,675

Collections applied to principal balance(5)	$738,989	$628,289	$614,665
________________________

(1)
In the fourth quarter of 2016, we made a change to our presentation of adjusted EBITDA to adjust for interest income. In previous years we did not include interest income as an adjustment because it was immaterial. We have updated prior periods for comparability.

(2)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
Amount represents a gain recognized as a result of reversing a liability for contingent consideration that was established in October 2015 when we acquired a debt solution service provider in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the year ended December 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. For the year ended December 31, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)
In our previous filings, amount was referred to as “Amount applied to principal on receivable portfolios.” Amount represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios, net. Historically, we included this amount in our calculation of adjusted EBITDA. For transition purposes only, if we had included “collections applied to principal balance” in Adjusted EBITDA amounts would have been reported as:

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA (as reported above and as will be reported in future filings)	$315,599	$416,540	$370,675
Collections applied to principal balance	738,989	628,289	614,665
Adjusted EBITDA (using historical methods)	$1,054,588	$1,044,829	$985,340
Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for our portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, acquisition, integration and restructuring related operating expenses, settlement fees and related administrative expenses and other charges or gains that are not indicative of ongoing operations. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
GAAP total operating expenses, as reported	$787,744	$847,713	$734,958
Adjustments:
Stock-based compensation expense	(12,627)	(22,008)	(17,181)
Operating expenses related to non-portfolio purchasing and recovery business(1)	(110,875)	(88,548)	(79,306)
Acquisition, integration and restructuring related operating expenses(2)	(17,630)	(15,528)	(18,771)
Gain on reversal of contingent consideration(3)	8,111	—	—
Settlement fees and related administrative expenses(4)	(6,299)	(54,697)	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$648,424	$666,932	$619,700
________________________

(1)
Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.

(2)
Amount represents acquisition, integration and restructuring related operating expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
Amount represents a gain recognized as a result of reversing a liability for contingent consideration that was established in October 2015 when we acquired a debt solution service provider in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the year ended December 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. For the year ended December 31, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

Supplemental Performance Data
The tables included in this supplemental performance data section include detail for purchases, collections and ERC by year of purchase. During any fiscal quarter in which we acquire an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into static pools for the quarter of acquisition based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. These quarterly pools are included in the tables in this section by year of purchase. For example, with the acquisition of Cabot in July 2013, all of Cabot’s historical portfolio to the date of the acquisition (which includes several years of historical purchases at various stages of maturity) is included in 2013 for Europe. Additional examples include, but are not limited to, the acquisition of Marlin in 2014 and the acquisition of dlc in 2015.
Our collection expectations are based on demographic data, account characteristics, and economic variables. Additional adjustments are made to account for qualitative factors that may affect the payment behavior of our consumers and servicing related adjustments to ensure our collection expectations are aligned with our operations. We continue to refine our process of forecasting collections both domestically and internationally with a focus on operational enhancements. As a result of this process, in the fourth quarter we identified additional ERC, most of which is on ZBA pool groups. Our collection expectations vary between types of portfolio and geographic location. For example, in the U.K., due to the higher concentration of payment plans, as compared to the U.S. and other locations in Europe, we expect to receive streams of collections over longer periods of time. As a result, past performance of pools in certain geographic locations or of certain types of portfolio are not necessarily a suitable indicator of future results in other locations or for other types of portfolio.
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
During the quarter ended September 30, 2016, we revised the forecasting methodology we use to value and calculate IRRs on certain portfolios in Europe and extended the collection forecast from 120 months to 180 months. This change was made as a result of (1) our observation that older portfolios in Europe have consistently experienced cash collections beyond

120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of our collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) our increased confidence in our ability to forecast future cash collections to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016, to certain portfolios in Europe for which we could accurately forecast through such term. For portfolios in Europe that were not extended to 180 months, we will continue to include collection forecast to 120 months in calculating accretion revenue and in our estimated remaining collection disclosures. In the United States, we will continue to include collection forecast to 120 months in calculating accretion revenue. Expected collections beyond the 120 month collection forecast in the United States are included in our estimated remaining collection disclosures but are not included in the calculation of accretion revenue.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our consumer and bankruptcy receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2016
		<2007	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total(2)	CCM(3)
United States:
<2007	$719,081	$1,377,276	$286,676	$183,982	$114,648	$73,397	$52,137	$36,955	$28,242	$22,012	$18,835	$16,074	$2,210,234	3.1
2007	204,063	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	12,002	9,240	525,148	2.6
2008	227,752	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	18,563	622,728	2.7
2009	252,984	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	791,374	3.1
2010	357,367	—	—	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	1,043,354	2.9
2011	385,274	—	—	—	—	—	123,596	301,949	226,521	155,180	112,906	77,256	997,408	2.6
2012	549,035	—	—	—	—	—	—	187,721	350,134	259,252	176,914	113,067	1,087,088	2.0
2013	552,433	—	—	—	—	—	—	—	230,051	397,646	298,068	203,386	1,129,151	2.0
2014	519,136	—	—	—	—	—	—	—	—	144,178	307,814	216,357	668,349	1.3
2015	501,300	—	—	—	—	—	—	—	—	—	105,610	231,101	336,711	0.7
2016	559,421	—	—	—	—	—	—	—	—	—	—	110,876	110,876	0.2
Subtotal	4,827,846	1,377,276	354,724	398,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	9,522,421	2.0
Europe:
2013	619,079	—	—	—	—	—	—	—	134,259	249,307	212,129	165,610	761,305	1.2
2014	630,343	—	—	—	—	—	—	—	—	135,549	198,127	156,665	490,341	0.8
2015	423,352	—	—	—	—	—	—	—	—	—	65,870	127,084	192,954	0.5
2016	259,485	—	—	—	—	—	—	—	—	—	—	44,641	44,641	0.2
Subtotal	1,932,259	—	—	—	—	—	—	—	134,259	384,856	476,126	494,000	1,489,241	0.8
Other geographies:
2012	6,706	—	—	—	—	—	—	—	3,848	2,561	1,208	542	8,159	1.2
2013	29,568	—	—	—	—	—	—	—	6,617	17,615	10,334	4,606	39,172	1.3
2014	86,989	—	—	—	—	—	—	—	—	9,652	16,062	18,403	44,117	0.5
2015	91,290	—	—	—	—	—	—	—	—	—	15,061	57,064	72,125	0.8
2016	79,890	—	—	—	—	—	—	—	—	—	—	29,269	29,269	0.4
Subtotal	294,443	—	—	—	—	—	—	—	10,465	29,828	42,665	109,884	192,842	0.7
Total	$7,054,548	$1,377,276	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$11,204,504	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2016, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2016 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased consumer and bankruptcy receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2007	$719,081	$2,210,234	$29,132	$2,239,366	3.1
2007	204,063	525,148	21,999	547,147	2.7
2008	227,752	622,728	47,822	670,550	2.9
2009	252,984	791,374	73,155	864,529	3.4
2010	357,367	1,043,354	108,431	1,151,785	3.2
2011	385,274	997,408	147,782	1,145,190	3.0
2012	549,035	1,087,088	195,173	1,282,261	2.3
2013(4)	552,433	1,129,151	357,628	1,486,779	2.7
2014(4)	519,136	668,349	432,089	1,100,438	2.1
2015	501,300	336,711	551,667	888,378	1.8
2016	559,421	110,876	917,194	1,028,070	1.8
Subtotal	4,827,846	9,522,421	2,882,072	12,404,493	2.6
Europe:
2013(4)	619,079	761,305	804,903	1,566,208	2.5
2014(4)	630,343	490,341	756,966	1,247,307	2.0
2015(4)	423,352	192,954	542,850	735,804	1.7
2016	259,485	44,641	502,918	547,559	2.1
Subtotal	1,932,259	1,489,241	2,607,637	4,096,878	2.1
Other geographies:
2012	6,706	8,159	1,931	10,090	1.5
2013	29,568	39,172	3,844	43,016	1.5
2014	86,989	44,117	109,871	153,988	1.8
2015	91,290	72,125	120,528	192,653	2.1
2016	79,890	29,269	114,434	143,703	1.8
Subtotal	294,443	192,842	350,608	543,450	1.8
Total	$7,054,548	$11,204,504	$5,840,317	$17,044,821	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through December 31, 2016, excluding collections on behalf of others.

(3)	ERC for charged-off consumer receivables includes $74.2 million related to accounts that converted to bankruptcy after purchase.

(4)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased consumer and bankruptcy receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2017	2018	2019	2020	2021	2022	2023	2024	2025	>2025	Total
United States:
<2007	$12,677	$9,892	$4,221	$1,933	$409	$—	$—	$—	$—	$—	$29,132
2007	7,680	6,278	3,838	2,345	1,431	427	—	—	—	—	21,999
2008	15,607	12,937	8,388	5,155	3,166	1,949	620	—	—	—	47,822
2009	24,876	20,162	12,066	7,222	4,314	2,579	1,547	389	—	—	73,155
2010	36,486	27,969	16,834	10,666	7,230	4,410	2,701	1,656	479	—	108,431
2011	50,163	38,655	23,669	15,616	9,557	4,563	2,663	1,578	949	369	147,782
2012	62,199	46,054	29,788	20,002	13,456	8,836	5,838	3,970	2,704	2,326	195,173
2013(3)	115,847	86,623	56,239	36,500	23,743	15,495	9,335	5,749	3,737	4,360	357,628
2014(3)	136,879	105,439	67,769	43,689	28,190	18,605	12,127	7,672	4,774	6,945	432,089
2015	166,783	132,010	90,006	60,957	37,846	24,811	16,607	11,128	6,823	4,696	551,667
2016	230,389	256,682	163,722	106,277	66,385	36,391	23,710	16,751	11,574	5,313	917,194
Subtotal	859,586	742,701	476,540	310,362	195,727	118,066	75,148	48,893	31,040	24,009	2,882,072
Europe:
2013(3)	104,333	115,035	98,655	84,807	73,952	65,874	59,192	53,273	48,033	101,749	804,903
2014(3)	95,591	106,583	92,297	79,707	68,988	60,897	54,459	48,302	41,932	108,210	756,966
2015(3)	71,689	75,866	63,213	52,907	46,165	40,743	36,545	32,706	29,007	94,009	542,850
2016	53,151	67,600	77,712	69,991	50,690	35,057	26,813	23,687	21,205	77,012	502,918
Subtotal	324,764	365,084	331,877	287,412	239,795	202,571	177,009	157,968	140,177	380,980	2,607,637
Other geographies:
2012	629	470	304	225	189	114	—	—	—	—	1,931
2013	1,632	1,132	540	280	162	87	11	—	—	—	3,844
2014	14,801	41,404	35,480	12,057	2,179	1,415	1,324	1,211	—	—	109,871
2015	28,737	29,876	21,966	15,956	9,848	6,293	3,507	2,246	1,359	740	120,528
2016	22,835	29,095	22,254	16,332	10,773	5,581	3,172	2,097	1,544	751	114,434
Subtotal	68,634	101,977	80,544	44,850	23,151	13,490	8,014	5,554	2,903	1,491	350,608
Total	$1,252,984	$1,209,762	$888,961	$642,624	$458,673	$334,127	$260,171	$212,415	$174,120	$406,480	$5,840,317
________________________

(1)
ERC for ZBAs can extend beyond our collection forecasts. As part of our process to continually refine our forecasting of collections, in the fourth quarter, we identified approximately $167.1 million additional ERC for ZBAs. As of December 31, 2016, ERC for ZBAs include approximately $337.1 million for purchased consumer receivables in the United States. ERC for ZBAs for purchased consumer receivables in Europe and other geographies and purchased U.S. bankruptcy receivables were immaterial.

(2)
ERC for purchased consumer receivables includes $74.2 million related to accounts that converted to bankruptcy after purchase. The collection forecast of each pool is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2016	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2007	$941	$204,063	0.5%	0.1%
2008	3,631	227,752	1.6%	0.3%
2009	—	252,984	0.0%	0.0%
2010	807	345,396	0.2%	0.1%
2011	7,866	383,632	2.1%	0.7%
2012	38,886	549,035	7.1%	3.4%
2013(2)	90,720	552,433	16.4%	7.8%
2014(2)	187,083	519,136	36.0%	16.2%
2015	313,089	501,300	62.5%	27.0%
2016	515,260	559,421	92.1%	44.5%
Subtotal	1,158,283	4,095,152	28.3%	100.0%
Europe:
2013(2)	256,725	619,079	41.5%	24.4%
2014(2)	308,568	630,343	49.0%	29.4%
2015(2)	255,445	423,352	60.3%	24.3%
2016	230,225	259,485	88.7%	21.9%
Subtotal	1,050,963	1,932,259	54.4%	100.0%
Other geographies:
2013	1,008	29,568	3.4%	0.6%
2014	56,691	86,989	65.2%	32.7%
2015	51,758	91,290	56.7%	29.8%
2016	64,106	79,890	80.2%	36.9%
Subtotal	173,563	287,737	60.3%	100.0%
Total	$2,382,809	$6,315,148	37.7%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of December 31, 2016, we had $2.4 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2017	$264,593	$77,596	$7,754	$349,943
2018	318,420	139,548	51,890	509,858
2019	208,066	117,907	50,121	376,094
2020	140,151	97,707	28,829	266,687
2021	92,172	83,019	13,732	188,923
2022	56,372	74,256	10,365	140,993
2023	37,447	70,989	4,231	112,667
2024	23,651	67,450	3,149	94,250
2025	13,028	73,724	2,163	88,915
2026	4,383	64,735	1,329	70,447
2027	—	66,414	—	66,414
2028	—	65,960	—	65,960
2029	—	30,798	—	30,798
2030	—	15,981	—	15,981
2031	—	4,879	—	4,879
Total	$1,158,283	$1,050,963	$173,563	$2,382,809

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2016		2015		2014
	Domestic	International	Domestic(1)	International	Domestic(1)	International
General & Administrative	894	2,151	944	2,198	1,010	1,628
Account Manager	287	3,371	269	3,254	351	2,388
Total	1,181	5,522	1,213	5,452	1,361	4,016
________________________

(1)	Headcount as of December 31, 2015 and 2014 includes 79 and 86 Propel employees, respectively.

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2014(1)	1,104	$4,288,159	$467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(1)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$130,332	$114,425	$111,544
Net cash used in investing activities	(168,789)	(472,709)	(755,197)
Net cash provided by financing activities	43,253	401,845	626,323
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, allowance charges and stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Net cash provided by operating activities was $130.3 million, $114.4 million, and $111.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Cash provided by operating activities during the year ended December 31, 2016 was primarily related to net income of $16.8 million, adjustments for discontinued operations, various non-cash add backs in operating activities, including portfolio allowance charges, and changes in operating assets and liabilities. Cash provided by operating activities during the year ended December 31, 2015 was primarily related to net income of $47.4 million, $23.4 million loss from discontinued operations, in addition to other non-cash add backs in operating activities and changes in operating assets and liabilities. Cash provided by operating activities during the year ended December 31, 2014 was primarily related to net income of $98.3 million and various non-cash add backs in operating activities and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $168.8 million, $472.7 million and $755.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The cash flows used in investing activities during the year ended December 31, 2016 were primarily related to receivable portfolio purchases of $907.4 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $659.3 million and $106.0 million of proceeds from divestiture of Propel, net of cash divested. The cash flows used in investing activities during the year ended December 31, 2015 were primarily related to cash paid for acquisitions, net of cash acquired, of $276.6 million, receivable portfolio purchases (excluding the portfolios acquired from the acquisition of dlc of $216.0 million and from the acquisition of Baycorp of $60.3 million) of $749.8 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $635.9 million. The cash flows used in investing activities during the year ended December 31, 2014 were primarily related to cash paid for acquisitions, net of cash acquired, of $446.2 million, receivable portfolio purchases (excluding the portfolios acquired from the acquisition of Marlin of $208.5 million and from the acquisition of Atlantic of $105.4 million) of $863.0 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $634.0 million.
Financing Cash Flows
Net cash provided by financing activities was $43.3 million, $401.8 million and $626.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The cash provided by financing activities during the year ended December 31, 2016 primarily reflects $586.0 million in borrowings under our credit facilities and $442.6 million of proceeds from the Cabot 2023 Notes (defined below), offset by $615.9 million in repayments of amounts outstanding under our credit facilities and $352.5 million in repayment of Cabot’s senior secured notes due 2019. The cash provided by financing activities during the year ended December 31, 2015 primarily reflects $1.1 billion in borrowings under our credit facilities and $332.7 million of proceeds from Cabot’s floating rate notes, offset by $898.1 million in repayments of amounts outstanding under our credit facilities and $33.2 million in repurchases of our common stock. The cash provided by financing activities during the year ended December 31, 2014 primarily reflects $1.3 billion in borrowings under our credit facilities, $288.6 million of proceeds from Cabot’s senior secured notes, $161.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2021, and $134.0 million of proceeds from the issuance of Propel’s securitized notes, offset by $1.2 billion in repayments of amounts outstanding under our credit facilities and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction associated with Encore’s convertible notes due 2017.
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
On December 20, 2016, we amended our revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $781.7 million (the “Revolving Credit Facility”), a term loan facility of $166.4 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Senior Secured Credit Facilities is approximately $1.2 billion. The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $32.1 million and $207.8 million expiring in November 2017 and February 2019, respectively, and (2) three subtranches of the Term Loan Facility of $50.6 million $4.9 million and $22.6 million, expiring in February 2017, November 2017 and February 2019, respectively. As of December 31, 2016, we had $742.6 million outstanding and $203.7 million of availability under the Senior Secured Credit Facilities.
On October 6, 2016, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £350 million (approximately $442.6 million) in aggregate principal amount of 7.50% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). The majority of the proceeds from the offering were used to redeem in full Cabot’s £265.0 million 10.375% senior secured notes due 2019 and partially repay amounts outstanding under the Cabot Credit Facility (defined below).
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £250.0 million (the “Cabot Credit Facility”). The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of December 31, 2016, we had £27.0 million

(approximately $33.2 million) outstanding and £223.0 million (approximately $274.4 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at December 31, 2016 consisted of $35.2 million held by U.S.-based entities and $114.6 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
In November and December 2012, we sold $115.0 million aggregate principal amount of 3.0% 2017 Convertible Notes in private placement transactions. These convertible notes will mature on November 27, 2017.
In 2010 and 2011 we entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). As of December 31, 2016, $11.3 million of the Senior Secured Notes were outstanding, with $10.3 million due in 2017 and $1.0 million due in 2018.
We believe that we have sufficient liquidity to fund our operations, including payments for the maturing debt discussed above, for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses. The divestiture of Propel provided liquidity to deleverage our company and pay down our debt. Additionally, it is expected to improve our overall corporate return on invested capital and provide us additional liquidity for increased investment capital flexibility.
Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2016 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$2,653,052	$221,131	$323,220	$1,662,648	$446,053
Estimated interest payments(1)	670,085	146,193	290,553	176,822	56,517
Capital leases	5,445	3,470	1,705	270	—
Operating leases	61,824	17,347	21,315	11,960	11,202
Purchase commitments on receivable portfolios	262,114	254,744	7,370	—	—
Preferred equity certificates(2)	205,975	—	—	—	205,975
Total contractual cash obligations(3)	$3,858,495	$642,885	$644,163	$1,851,700	$719,747
________________________

(1)
Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2016 for variable rate debt, timing of scheduled payments and the term of the debt obligations.

(2)
As of December 31, 2016, we carried a liability of approximately $206.0 million related to principal and accumulated interests for PECs issued in connection with the Cabot Acquisition. The PECs have a maturity date of May 2043, accrue interest at 12% per annum, and are held by Cabot’s noncontrolling interest holders. The future accrued interest is excluded from the table above due to uncertainty in determining the timing of the payment because the payment will only be satisfied in connection with the disposition of the noncontrolling interest. See Note 10, “Debt” to our consolidated financial statements for additional information on our PECs.

(3)
We had approximately $21.2 million of liabilities and accrued interests related to uncertain tax positions at December 31, 2016. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to the uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See Note 13, “Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.

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
If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for that pool using the cost recovery method. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the carrying value of a cost recovery portfolio has been fully recovered.
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
Goodwill and Other Intangible Assets. Business combinations typically result in the recording of goodwill and other intangible assets. The excess of the purchase price over the fair value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest in the acquiree is recorded as goodwill.
Goodwill and indefinite-lived intangible assets are tested at the reporting unit level for impairment annually and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We have five reporting units identified for goodwill impairment testing purposes. The annual goodwill testing date for these reporting units is October 1st.
We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. We may proceed directly to the two-step quantitative test without performing the qualitative test.
The first step involves measuring the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value. We apply various valuation techniques to measure the fair value of each reporting unit, including the income approach and the market approach. For goodwill impairment analyses conducted at most of the reporting units, we use the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments, therefore, for most of our reporting units where we have access to reliable market participant data, the market approach is conducted in addition to the income approach in determining the fair value. We use a guideline company method under the market approach to estimate the fair value of equity and market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data or earnings before interest, tax, depreciation and amortization (“EBITDA”) for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. We believe that the current methodology used in determining the fair value of our reporting units represent the best estimate. In addition, we compare the aggregate fair value of the reporting units to our overall market capitalization.
Due to the large allowance charge recorded during the third quarter of 2016, the carrying value at our Cabot reporting unit became negative at October 1, 2016. According to authoritative guidance, if the carrying amount of a reporting unit is zero or negative, the traditional step two of the impairment test should be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity can perform a step zero qualitative analysis. We conducted a qualitative analysis and concluded that there was no indication that a goodwill impairment existed at this reporting unit. For our annual goodwill impairment tests performed at October 1, 2016 for the remaining four reporting units, the estimated fair value of each of these reporting units exceeded its respective carrying value. As a result, no impairment existed at any of these reporting units.
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
Redeemable Noncontrolling Interest. Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value and, in some cases, to force a sale of the subsidiary if we choose not to purchase their interests at fair value. The noncontrolling interest subject to these arrangements is included in temporary equity as redeemable noncontrolling interest, and is adjusted to its estimated redemption amount each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amount are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interest at the time it was originally recorded. The recorded value of the redeemable noncontrolling interest cannot go below the floor. Adjustments to the carrying amount of redeemable noncontrolling interest are charged to retained earnings (or to additional paid-in capital if there are no retained earnings) and do not affect net income or comprehensive income in the consolidated financial statements.
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

Income Taxes. We use the liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of income. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of income. We include interest and penalties related to income taxes within our provision for income taxes. See Note 13, “Income Taxes” to our consolidated financial statements for further discussion of income taxes.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Annual Report in “Note 1, Ownership, Description of Business, and Summary of Significant Accounting Policies” to our consolidated financial statements.
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
As of December 31, 2016, we had outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange between the British Pound and Euro with a net fair value liability position of approximately $0.9 million. The functional currency of the subsidiary that carries the hedge contracts is British Pound and the reporting currency is the U.S. dollar. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% between the British Pound and the Euro and 10% between the British Pound and U.S. dollar could be experienced in the near term. If the Euro weakened by 10% against the British Pound and the U.S. dollar weakened by 10% against the British Pound at December 31, 2016, the result would have had an unfavorable effect to the fair value of the derivatives of approximately $11.6 million. If the Euro strengthened by 10% against the British Pound and the U.S. dollar strengthened by 10% against the British Pound at December 31, 2016, the result would have had a favorable effect to the fair value of the derivatives of approximately $14.1 million.
In addition, we have currency exchange forward contracts that hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. These foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from the effective portion of such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect our earnings. If all or a portion of the forecasted transaction is cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into earnings. We generally do not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.
As of December 31, 2016, our outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee had a fair value asset position of $0.7 million. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for the Indian rupee could be experienced in the near term. If the U.S. dollar weakened by 10% against the Indian rupee at December 31, 2016, the result would have had an unfavorable effect to the fair value of the derivatives of approximately $2.7 million. If the U.S. dollar strengthened by 10% against the Indian rupee at December 31, 2016 the result would have had a favorable effect to the fair value of the derivatives of approximately $3.3 million.
Interest Rates
We have variable-interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate caps with financial counterparties to manage our interest rate risk. As of December 31, 2016, our subsidiary Baycorp had one interest rate swap agreement outstanding with a total notional amount of $17.5 million Australian dollars (approximately $12.6 million U.S. dollars). The interest rate swap instrument is designated as a cash flow hedge and accounted for using hedge accounting.
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
Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2016, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2016, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Encore Capital Group, Inc.
San Diego, California
We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Costa Mesa, California
February 23, 2017

Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the course of our ongoing preparations for management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. We make these and other changes, which do not have a material effect on our overall internal control over financial reporting, to enhance the effectiveness of our internal control over financial reporting.
Item 9B—Other Information
Retention Stock Awards and Revised Employee Letter
On February 21, 2017, in order to promote retention of the Company’s officers, the Compensation Committee of the Company’s Board of Directors approved and granted restricted stock awards (the “RSAs”) and restricted cash awards (the “Restricted Cash Awards” and collectively with the RSAs, the “Retention Awards”) pursuant to the Encore Capital Group, Inc. 2013 Incentive Compensation Plan to the following executive officers of the Company in the following amounts:

Name	RSAs (shares)	Restricted Cash
Kenneth A. Vecchione, President and Chief Executive Officer	23,633	$800,000
Jonathan Clark, Executive Vice President, Chief Financial Officer and Treasurer	13,293	$450,000
Paul Grinberg, Group Executive, International and Corporate Development	13,293	$450,000
Ashish Masih, President MCM	11,816	$400,000
Gregory L. Call, Senior Vice President, General Counsel and Corporate Secretary	9,403	$318,300
Subject to the recipient being continuously employed with the Company or any of its affiliates, the RSAs will time vest 50% on December 31, 2018 and 50% on December 31, 2019. Subject to (1) the recipient being continuously employed with the Company or any of its affiliates and (2) the Company achieving predetermined strategic objectives relating to developing new business, the Restricted Cash Awards vest in four equal installments on June 30, 2018, December 31, 2018, June 30, 2019 and December 31, 2019.
The foregoing description of the material provisions of the Retention Awards is a summary and does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of the RSA Agreement and the form of Restricted Cash Award Agreement, copies of which are filed as Exhibits 10.105 and 10.106, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.
Amendment of Chief Executive Officer Employment Letter
On February 21, 2017, the Company entered into an amendment to the employment offer letter (“Offer Letter”), dated as of April 8, 2013, by and between the Company and Mr. Kenneth A. Vecchione in order to provide Mr. Vecchione certain accelerated vesting provisions consistent with those provided to other executive officers pursuant to the Company’s Executive Separation Plan. The foregoing description of the amendment to the Offer Letter is a summary and does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment to the Offer Letter, a copy of which is filed as Exhibit 10.107 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2017 Proxy Statement to be filed no later than May 1, 2017, is hereby incorporated by reference.
Item 11—Executive Compensation
The information under the caption “Executive Compensation and Other Information,” appearing in the 2017 Proxy Statement to be filed no later than May 1, 2017, is hereby incorporated by reference.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2017 Proxy Statement to be filed no later than May 1, 2017, is hereby incorporated by reference.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2017 Proxy Statement to be filed no later than May 1, 2017, is hereby incorporated by reference.
Item 14—Principal Accountant Fees and Services
The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2017 Proxy Statement to be filed no later than May 1, 2017, is hereby incorporated by reference.

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

2.2
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
4.16
Indenture (including form of Note), dated March 27, 2014, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014)

4.17
Indenture (including form of Note), dated May 6, 2014, by and between PFS Tax Lien Trust 2014-1 and Citibank, N.A., as trustee (filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

4.18
First Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014)

4.19
Third Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.20
Second Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.21
Third Supplemental Indenture, dated May 19, 2014, by and among Marlin Intermediate Holdings plc, Cabot Financial Limited, The Bank of New York Mellon, London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.22
Fourth Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.23
Third Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.24
Fourth Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Marlin Intermediate Holdings plc, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, Marlin Financial Intermediate II Limited and The Bank of New York Mellon, London Branch, as trustee (incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.25
Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.26
Fifth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.27
Fourth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.27 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

Number	Description

4.28
Fifth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Marlin Intermediate Holdings plc, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, Marlin Financial Intermediate II Limited and The Bank of New York Mellon, London Branch, as trustee (incorporated by reference to Exhibit 4.28 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.29
Second Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.30
Indenture, dated November 11, 2015, between Cabot Financial (Luxembourg) II S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015)

4.31
Sixth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.31 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.32
Fifth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.33
Sixth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Marlin Intermediate Holdings PLC, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, Marlin Financial Intermediate II Limited, and The Bank of New York Mellon, London Branch, as trustee (incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.34
Third Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.34 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

4.35
Indenture, dated October 6, 2016, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016)

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

10.4+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

Number	Description
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

10.10+
Form of Restricted Stock Award Grant Notice and Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.11+
Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.12
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

10.13
Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.14
Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.15
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
10.18
Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.19
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

10.24
Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.25
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

10.30+
Amendment, dated January 9, 2013, to the Severance Protection Letter Agreement dated March 11, 2009 between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.31+
Letter Agreement, dated January 9, 2013, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.32+
Employment offer letter, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2013)

Number	Description
10.33
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

10.34
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

10.35+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 26, 2013)

10.36+
Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.37+
Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.38+
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

10.40+
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

10.43
Incremental Facility Agreement, dated May 9, 2013, among Encore Capital Group, Inc., each of the banks and guarantors party thereto and SunTrust Bank, as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.44
Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.45
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
10.46
Amendment No. 1, dated May 29, 2013, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.47
Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.48
Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.49
Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.50
Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.51
Amendment, dated July 1, 2013, to Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.52*
Investors Agreement, dated July 1, 2013, by and between Encore Europe Holdings S.À R.L., JCF III Europe S.À R.L. and the other parties thereto (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A filed on December 20, 2013)

10.53
Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.54
Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.55
Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.56
Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.57
Amended and Restated Senior Facilities Agreement, dated June 28, 2013, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

10.58
Second Amendment to Securities Purchase Agreement, dated September 25, 2013, by and between Encore Europe Holdings S.À R.L. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

10.59
Amendment to Letter Agreement, dated December 16, 2013, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed February 25, 2014)

Number	Description
10.60
Amendment to Letter Agreement, dated December 16, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed February 25, 2014)

10.61
Amendment to Letter Agreement, dated December 16, 2013, between Société Générale and Encore Capital Group, Inc., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed February 25, 2014)

10.62
Amendment No. 2, dated December 27, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2014)

10.63
Share Sale and Purchase Agreement, dated February 7, 2014, by and among Cabot Financial Holdings Group Limited, certain funds managed by Duke Street and certain individuals, including certain executive management of Marlin Financial Group Limited (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.64+
First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014 (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.65+
Letter Agreement, dated February 24, 2014, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014)

10.66
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

10.67
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

10.68
Amendment No. 1, dated February 25, 2014, to Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.69
Letter Agreement, dated March 5, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.70
Letter Agreement, dated March 5, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.71
Letter Agreement, dated March 5, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.72
Letter Agreement, dated March 5, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.73
Letter Agreement, dated March 6, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

Number	Description

10.74
Letter Agreement, dated March 6, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.75
Letter Agreement, dated March 6, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.76
Letter Agreement, dated March 6, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.77+
Restricted Stock Award Grant Notice and Agreement, dated March 7, 2014, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.78+
Restricted Stock Award Grant Notice and Agreement, dated April 15, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.79+
Restricted Stock Award Grant Notice and Agreement, dated April 15, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.80+
Performance Stock Grant Notice and Agreement, dated June 4, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.81
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

10.82
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

10.83+	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014)

10.84+	Encore Capital Group, Inc. Executive Separation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014)

10.85+
Employment offer letter dated October 9, 2014 by and between Encore Capital Group, Inc. and Jonathan Clark (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2015)

10.86
Amendment Agreement, dated February 5, 2015, for Cabot Financial (UK) Limited, as Parent, with J.P. Morgan Europe Limited, as Agent, relating to a Senior Facilities Agreement originally dated September 20, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015)

10.87
Amendment No. 1 to Limited Guarantee, dated April 3, 2015, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

Number	Description
10.88
Credit Facility Loan Agreement, dated May 8, 2015, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.89
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated July 9, 2015, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.90
Amendment No. 4, dated July 9, 2015, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015)

10.91
Amended and Restated Senior Facilities Agreement, dated November 11, 2015, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015)

10.92
Incremental Facility Agreement, dated November 19, 2015, by and among Encore Capital Group, Inc., Credit Suisse AG, Northwest Bank, SunTrust Bank, and each of the guarantors, party thereto (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K filed on February 24, 2016)

10.93+
Form of Performance Stock Grant Notice and Agreement (TSR) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 10, 2016)

10.94+
Form of Restricted Stock Award Grant Notice and Agreement (Executive - Umbrella) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on May 10, 2016)

10.95+
Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on May 10, 2016)

10.96
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated March 24, 2016, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on May 10, 2016)

10.97
Amendment No. 5, dated March 24, 2016, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on May 10, 2016)

10.98+	Non-Employee Director Compensation Program Guidelines, effective June 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 4, 2016)

10.99+	Non-Employee Director Deferred Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on August 4, 2016)

Number	Description
10.100
Amendment Letter, dated June 6, 2016, related to the Amended and Restated Senior Facilities Agreement, dated November 11, 2015, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on August 4, 2016)

10.101+
First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 6, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on November 9, 2016)

10.102
Amended and Restated Senior Facilities Agreement, dated October 6, 2016, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016)

10.103
Third Amended and Restated Credit Agreement, dated December 20, 2016, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2016)

10.104
Amendment No. 6, dated December 20, 2016, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2016)

10.105+	Form of Restricted Stock Award Grant Notice and Agreement (Retention) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.106+	Form of Restricted Cash Award Grant Notice and Agreement (Retention) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.107+	Amendment, dated February 21, 2017, to the employment offer letter, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and Kenneth A. Vecchione (filed herewith)

10.108+	Form of Performance Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 23, 2017 (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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
Date: February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ KENNETH A. VECCHIONE	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
Kenneth A. Vecchione

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2017
Jonathan C. Clark

/s/ ASHWINI GUPTA	Director	February 23, 2017
Ashwini Gupta

/s/ WENDY HANNAM	Director	February 23, 2017
Wendy Hannam

/s/ WILLEM MESDAG	Director	February 23, 2017
Willem Mesdag

/s/ MICHAEL P. MONACO	Director	February 23, 2017
Michael P. Monaco

/s/ LAURA OLLE	Director	February 23, 2017
Laura Olle

/s/ FRANCIS E. QUINLAN	Director	February 23, 2017
Francis E. Quinlan

/s/ NORMAN R. SORENSEN	Director	February 23, 2017
Norman R. Sorensen

/s/ RICHARD J. SREDNICKI	Director	February 23, 2017
Richard J. Srednicki

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Encore Capital Group, Inc.
San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (“Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt issuance costs as of January 1, 2016 due to the retrospective adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Costa Mesa, California
February 23, 2017

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$149,765	$123,993
Investment in receivable portfolios, net	2,382,809	2,440,669
Property and equipment, net	72,257	72,546
Deferred court costs, net	65,187	75,239
Other assets	215,447	148,762
Goodwill	785,032	924,847
Assets associated with discontinued operations	—	388,763
Total assets	$3,670,497	$4,174,819
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$234,398	$290,608
Debt	2,805,983	2,944,063
Other liabilities	29,601	59,226
Liabilities associated with discontinued operations	—	232,434
Total liabilities	3,069,982	3,526,331
Commitments and contingencies
Redeemable noncontrolling interest	45,755	38,624
Redeemable equity component of convertible senior notes	2,995	6,126
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,593 shares and 25,288 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	256	253
Additional paid-in capital	103,392	110,533
Accumulated earnings	560,567	543,489
Accumulated other comprehensive loss	(104,911)	(57,822)
Total Encore Capital Group, Inc. stockholders’ equity	559,304	596,453
Noncontrolling interest	(7,539)	7,285
Total equity	551,765	603,738
Total liabilities, redeemable equity and equity	$3,670,497	$4,174,819
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

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$55,823	$50,483
Investment in receivable portfolios, net	972,841	1,197,513
Property and equipment, net	19,284	19,767
Deferred court costs, net	22,760	33,296
Other assets	79,767	31,679
Goodwill	584,868	706,812
Liabilities
Accounts payable and accrued liabilities	$99,689	$142,375
Debt	1,514,799	1,665,009
Other liabilities	1,921	839
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Revenue from receivable portfolios, net	$946,615	$1,072,436	$992,832
Other revenues	82,643	57,531	50,597
Total revenues	1,029,258	1,129,967	1,043,429
Operating expenses
Salaries and employee benefits	281,097	262,281	238,942
Cost of legal collections	200,855	229,847	205,661
Other operating expenses	100,737	93,210	89,934
Collection agency commissions	36,141	37,858	33,343
General and administrative expenses	134,046	191,357	139,977
Depreciation and amortization	34,868	33,160	27,101
Total operating expenses	787,744	847,713	734,958
Income from operations	241,514	282,254	308,471
Other (expense) income
Interest expense	(198,367)	(186,556)	(166,942)
Other income	14,228	2,235	113
Total other expense	(184,139)	(184,321)	(166,829)
Income from continuing operations before income taxes	57,375	97,933	141,642
Provision for income taxes	(38,205)	(27,162)	(48,569)
Income from continuing operations	19,170	70,771	93,073
(Loss) income from discontinued operations, net of tax	(2,353)	(23,387)	5,205
Net income	16,817	47,384	98,278
Net loss (income) attributable to noncontrolling interest	59,753	(2,249)	5,448
Net income attributable to Encore Capital Group, Inc. stockholders	$76,570	$45,135	$103,726
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$78,923	$68,522	$98,521
(Loss) income from discontinued operations, net of tax	(2,353)	(23,387)	5,205
Net income	$76,570	$45,135	$103,726
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$3.07	$2.66	$3.81
Discontinued operations	$(0.09)	$(0.91)	$0.20
Net basic earnings per share	$2.98	$1.75	$4.01
Diluted earnings (loss) per share from:
Continuing operations	$3.05	$2.57	$3.58
Discontinued operations	$(0.09)	$(0.88)	$0.19
Net diluted earnings per share	$2.96	$1.69	$3.77
Weighted average shares outstanding:
Basic	25,713	25,722	25,853
Diluted	25,909	26,647	27,495
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$16,817	$47,384	$98,278
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized gain (loss) on derivative instruments	407	(1,527)	3,048
Income tax effect	(87)	(151)	(708)
Unrealized gain (loss) on derivative instruments, net of tax	320	(1,678)	2,340
Change in foreign currency translation:
Unrealized loss on foreign currency translation	(67,943)	(57,144)	(10,562)
Income tax effect	361	(1,468)	(1,774)
Unrealized loss on foreign currency translation, net of tax	(67,582)	(58,612)	(12,336)
Other comprehensive loss, net of tax	(67,262)	(60,290)	(9,996)
Comprehensive (loss) income	(50,445)	(12,906)	88,282
Comprehensive loss (income) attributable to noncontrolling interest:
Net loss (income)	59,753	(2,249)	5,448
Unrealized loss on foreign currency translation	20,173	3,390	3,879
Comprehensive loss attributable to noncontrolling interest	79,926	1,141	9,327
Comprehensive income (loss) attributable to Encore Capital Group, Inc. stockholders	$29,481	$(11,765)	$97,609
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2013	25,457	$255	$171,819	$394,628	$5,195	$4,010	$575,907
Net income (loss)	—	—	—	103,726	—	(935)	102,791
Other comprehensive (loss) gain, net of tax	—	—	—	—	(6,117)	14	(6,103)
Initial noncontrolling interest related to business combinations	—	—	—	—	—	892	892
Change in fair value of redeemable noncontrolling interest	—	—	(5,730)	—	—	—	(5,730)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	737	7	(15,496)	—	—	—	(15,489)
Repurchase of common stock	(400)	(4)	(16,811)	—	—	—	(16,815)
Stock-based compensation	—	—	17,181	—	—	—	17,181
Tax benefit related to stock-based compensation	—	—	11,580	—	—	—	11,580
Issuance of convertible notes, net of hedge transactions	—	—	(28,160)	—	—	—	(28,160)
Reclassification of redeemable equity component of convertible senior notes	—	—	(9,073)	—	—	—	(9,073)
Balance at December 31, 2014	25,794	258	125,310	498,354	(922)	3,981	626,981
Net income	—	—	—	45,135	—	878	46,013
Other comprehensive loss, net of tax	—	—	—	—	(56,900)	—	(56,900)
Initial noncontrolling interest related to business combinations	—	—	—	—	—	2,426	2,426
Change in fair value of redeemable noncontrolling interest	—	—	(2,349)	—	—	—	(2,349)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	333	3	(5,321)	—	—	—	(5,318)
Repurchase of common stock	(839)	(8)	(33,177)	—	—	—	(33,185)
Stock-based compensation	—	—	22,008	—	—	—	22,008
Tax benefit related to stock-based compensation	—	—	1,251	—	—	—	1,251
Reclassification of redeemable equity component of convertible senior notes	—	—	2,948	—	—	—	2,948
Other	—	—	(137)	—	—	—	(137)
Balance at December 31, 2015	25,288	253	110,533	543,489	(57,822)	7,285	603,738
Net income (loss)	—	—	—	76,570	—	(11,922)	64,648
Other comprehensive loss, net of tax	—	—	—	—	(47,089)	(3,677)	(50,766)
Initial noncontrolling interest related to business combinations	—	—	—	—	—	775	775
Change in fair value of redeemable noncontrolling interest	—	—	(14,702)	(59,492)	—	—	(74,194)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	305	3	(4,481)	—	—	—	(4,478)
Stock-based compensation	—	—	12,627	—	—	—	12,627
Tax benefit related to stock-based compensation	—	—	(2,324)	—	—	—	(2,324)
Reclassification of redeemable equity component of convertible senior notes	—	—	3,130	—	—	—	3,130
Other	—	—	(1,391)	—	—	—	(1,391)
Balance at December 31, 2016	25,593	$256	$103,392	$560,567	$(104,911)	$(7,539)	$551,765
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$16,817	$47,384	$98,278
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	2,353	23,387	(6,816)
Depreciation and amortization	34,868	33,160	27,100
Other non-cash expense, net	30,623	35,104	27,660
Stock-based compensation expense	12,627	22,008	17,181
Gain on derivative instruments, net	(7,816)	—	—
Deferred income taxes	(52,905)	(16,665)	(48,078)
Excess tax benefit from stock-based payment arrangements	—	(1,724)	(11,928)
Provision for (reversal of) allowances on receivable portfolios, net	84,177	(6,763)	(17,407)
Changes in operating assets and liabilities
Deferred court costs and other assets	(20,364)	(33,430)	(11,282)
Prepaid income tax and income taxes payable	25,417	(29,504)	22,180
Accounts payable, accrued liabilities and other liabilities	2,439	43,135	9,832
Net cash provided by operating activities from continuing operations	128,236	116,092	106,720
Net cash provided by (used in) operating activities from discontinued operations	2,096	(1,667)	4,824
Net cash provided by operating activities	130,332	114,425	111,544
Investing activities:
Cash paid for acquisitions, net of cash acquired	(675)	(276,575)	(446,165)
Proceeds from divestiture of business, net of cash divested	106,041	—	—
Purchases of assets held for sale	(19,874)	—	—
Purchases of receivable portfolios, net of put-backs	(907,413)	(749,760)	(862,997)
Collections applied to investment in receivable portfolios, net	659,321	635,899	633,960
Purchases of property and equipment	(31,668)	(28,624)	(23,084)
Proceeds from derivative instruments, net	8,800	—	—
Other, net	1,994	(1,233)	(5,102)
Net cash used in investing activities from continuing operations	(183,474)	(420,293)	(703,388)
Net cash provided by (used in) used in investing activities from discontinued operations	14,685	(52,416)	(51,809)
Net cash used in investing activities	(168,789)	(472,709)	(755,197)
Financing activities:
Payment of loan costs	(32,338)	(17,995)	(20,101)
Proceeds from credit facilities	586,016	1,084,393	1,343,417
Repayment of credit facilities	(615,857)	(898,086)	(1,184,244)
Proceeds from senior secured notes	442,610	332,693	288,645
Repayment of senior secured notes	(352,549)	(15,000)	(15,000)
Proceeds from issuance of convertible senior notes	—	—	161,000
Proceeds from issuance of securitized notes	—	—	134,000
Repayment of securitized notes	(935)	(44,251)	(29,753)
Purchases of convertible hedge instruments	—	—	(33,576)
Repurchase of common stock	—	(33,185)	(16,815)
Taxes paid related to net share settlement of equity awards	(4,829)	(6,289)	(20,324)
Excess tax benefit from stock-based payment arrangements	—	1,724	11,928
Proceeds from other debt	36,172	—	—
Other, net	(15,037)	(2,159)	7,146
Net cash provided by financing activities	43,253	401,845	626,323
Net increase (decrease) in cash and cash equivalents	4,796	43,561	(17,330)
Effect of exchange rate changes on cash and cash equivalents	(8,624)	(14,131)	15,280
Cash and cash equivalents, beginning of period	153,593	124,163	126,213
Cash and cash equivalents, end of period	149,765	153,593	124,163
Cash and cash equivalents of discontinued operations, end of period	—	29,600	32,644
Cash and cash equivalents of continuing operations, end of period	$149,765	$123,993	$91,519
Supplemental disclosures of cash flow information:
Cash paid for interest	$147,899	$151,946	$95,034
Cash paid for income taxes, net	60,071	84,101	69,948
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$55	$2,220	$8,341
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Consolidated Financial Statements
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively with Encore, the “Company”), is an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Reclassifications
Certain immaterial reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation. For the years ended December 31, 2015 and 2014, the Company revised its statements of comprehensive income. The comprehensive loss attributable to Encore increased by $3.4 million for the year ended December 31, 2015, and the comprehensive income attributable to Encore decreased by $3.5 million for the years ended December 31, 2014. These revisions were not material. There were no revisions to the statements of financial condition, income, equity or cash flows.
Change in Accounting Principle
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective beginning January 1, 2016, with early adoption permitted. The update requires retrospective application and represents a change in accounting principle. The Company adopted ASU 2015-03 in the first quarter of 2016 and the retrospective application of this change in accounting principle on the consolidated balance sheet as of December 31, 2015 reclassified debt issuance costs of $41.7 million, which were previously presented as other assets, as a reduction to the carrying value of the debt by the same amount. The adoption did not have an impact on the Company's condensed consolidated statements of income or statements of cash flows in any period.
Recent Accounting Pronouncements

Other than the adoption of ASU 2015-03 as discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during year ended December 31, 2016 that have significance, or potential significance, to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements as well as whether to adopt the new guidance early.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements as well as whether to adopt the new guidance early.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC 310-30, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios. Under this new standard, entities will gross up the initial amortized cost for the purchased financial assets with credit deterioration (“PCD assets”), the initial amortized cost will be the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. After initial recognition of PCD assets and the related allowance, any change in estimated cash flows (favorable or unfavorable) will be immediately recognized in the income statement because the yield on PCD assets is locked. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption of this standard, excess tax benefits and tax deficiencies will be recognized as income tax expense, and the tax effects of exercised or vested awards will be treated as discrete items in the period in which they occur. As such, implementation of this standard could create volatility in and entity’s effective income tax rate on a quarter by quarter basis. The volatility in the effective income tax rate is due primarily to fluctuations in the stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity. An entity may elect to apply the change in presentation in the statement of cash flows either prospectively or retrospectively to all periods presented. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings.

ASU 2016-09 became effective for the Company on January 1, 2017. The Company will apply the change in presentation in the statement of cash flows retrospectively for all periods presented after adoption date. The Company believes that the new standard may cause volatility in its effective tax rates and earnings per share due to the tax effects related to share-based payments being recorded to the income statement. The volatility in future periods will depend on the Company’s stock price at the awards’ vest dates and the number of awards that vest in each period. The Company will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, the amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transaction, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The Company is evaluating its implementation approach and the potential impacts of Topic 606 on its existing revenue recognition policies and procedures. The revenue recognition guidance of this new standard applies to the Company’s fee-based income generated from its international subsidiaries that provide portfolio management services. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
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
Investment in Receivable Portfolios
In accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, discrete receivable portfolio purchases during the same fiscal quarter are aggregated into pools based on common risk characteristics. Common risk characteristics include risk ratings (e.g. FICO or similar scores), financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic region or location. Portfolios acquired in business combinations are also grouped into these pools. During any fiscal quarter in which the Company has an acquisition of an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into the pool groups for that quarter, based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The purchase cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.
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
If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. See Note 6, “Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.
Fee-based Income
Certain of the Company’s international subsidiaries earn fee-based income by providing portfolio management services to credit originators for non-performing loans. The Company recognizes fee-based income in accordance with the authoritative guidance for revenue recognition, specifically principal agent considerations. The revenue recognition guidance requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains credit risk, controls vendor selection, establishes pricing and remains the primary obligor on the transaction. The Company considers each of these factors to determine the correct method of recognizing fee-based income. Fee-based income is included in “Other Revenues” in the Company’s consolidated statements of income.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. In accordance with authoritative guidance on goodwill and other intangible assets, goodwill and other indefinite-lived intangible assets are tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value. See Note 16, “Goodwill and Identifiable Intangible Assets” for further discussion of the Company’s goodwill and other intangible assets.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Fixed Asset Category	Estimated Useful Life
Leasehold improvements	Lesser of lease term, including periods covered by renewal options, or useful life
Furniture, fixtures and equipment	5 to 10 years
Computer hardware and software	3 to 10 years
Maintenance and repairs are charged to expense in the year incurred. Expenditures for major renewals that extend the useful lives of fixed assets are capitalized and depreciated over the useful lives of such assets.
Deferred Court Costs
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the Company is required to pay certain upfront costs to the applicable courts that are recoverable from the consumer (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on an estimated court cost recovery rate established based on its analysis of historical court costs recovery data. The Company estimates deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and writes off any Deferred Court Costs not recovered within the respective deferral period. Collections received from debtors are first applied against related court costs with the balance applied to the debtors’ account balance. See Note 7, “Deferred Court Costs, Net” for further discussion.
Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of income. The Company includes interest and penalties related to income taxes within its provision for income taxes. The Company uses the income forecasting methodology to recognize the income and expenses of the portfolios with the exception of a certain recently acquired subsidiary, which uses the cost recovery methodology. See Note 13, “Income Taxes” for further discussion.
Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against deferred tax assets.
Stock-Based Compensation
The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For share awards that require service and performance conditions, the Company recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions over the requisite service period of the award. Forfeiture rates are estimated based on the Company’s historical experience. See Note 12, “Stock-Based Compensation” for further discussion.
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates certain foreign currency exchange contracts and interest rate swap agreements as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. See Note 5, “Derivatives and Hedging Instruments” for further discussion.
Redeemable Noncontrolling Interest
Some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value, and in some cases, to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interest subject to these arrangements is included in temporary equity as redeemable noncontrolling interest, and is adjusted to its estimated redemption amount each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amount are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interest at the time it was originally recorded. The recorded value of the redeemable noncontrolling interest cannot go below the floor level. These adjustments do not affect the calculation of earnings per share.
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding—basic	25,713	25,722	25,853
Dilutive effect of stock-based awards	196	253	556
Dilutive effect of convertible senior notes	—	672	1,082
Dilutive effect of warrants	—	—	4
Weighted average common shares outstanding—diluted	25,909	26,647	27,495
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. Diluted earnings per share during the periods presented above included the effect of the common shares issuable upon conversion of certain of the convertible senior notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 10, “Debt-Encore Convertible Notes,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00, the 2020 Convertible Notes to $61.55, and the 2021 Convertible Notes to $83.14. On January 2, 2014 the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes have been converted.
Note 2: Discontinued Operations
On March 31, 2016, the Company completed its previously announced divestiture of its membership interests in Propel Acquisition LLC (“Propel”) pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), dated February 19, 2016, among the Company and certain funds affiliated with Prophet Capital Asset Management LP. Pursuant to the Purchase Agreement, the application of the purchase price formula resulted in cash consideration paid to the Company at closing of $144.4 million (net proceeds were $106.0 million after divestiture of $38.4 million in cash), subject to customary post-closing adjustments. The purchase price was finalized in January 2017.
During the three months ended March 31, 2016, the Company recognized a loss of $3.0 million related to the sale of Propel, this loss was reduced to $1.7 million based on the true-up adjustments recorded in the fourth quarter of 2016 subsequent to the sale. Propel represented the Company’s entire tax lien business reportable segment. Propel’s operations are presented as discontinued operations in the Company’s consolidated statements of income. Certain immaterial costs that may be eliminated as a result of the sale remained in continuing operations.
The following table presents the results of the discontinued operations during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$4,950	$31,605	$29,361
Salaries and employee benefits	(3,074)	(8,053)	(7,304)
Other operating expenses	(1,366)	(4,972)	(3,926)
General and administrative expenses	(1,551)	(5,470)	(9,059)
Depreciation and amortization	(127)	(785)	(849)
Impairment charge for goodwill and identifiable intangible assets	—	(49,277)	—
(Loss) income from discontinued operations, before income taxes	(1,168)	(36,952)	8,223
Loss on sale of discontinued operations, before income taxes	(1,679)	—	—
Total (loss) income on discontinued operations, before income taxes	(2,847)	(36,952)	8,223
Income tax benefit (provision)	494	13,565	(3,018)
Total (loss) income from discontinued operations, net of tax	$(2,353)	$(23,387)	$5,205
Note 3: Business Combinations
dlc Acquisition
On June 1, 2015, Encore’s U.K.-based subsidiary, Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”) acquired Hillesden Securities Ltd and its subsidiaries (“dlc”), a U.K.-based acquirer and collector of non-performing unsecured consumer debt for approximately £180.6 million (approximately $274.7 million), (the “dlc Acquisition”).
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,122	$—	$1,122
Liabilities
Foreign currency exchange contracts	—	(1,360)	—	(1,360)
Interest rate swap agreements	—	(131)	—	(131)
Contingent consideration	—	—	(2,531)	(2,531)
Temporary Equity
Redeemable noncontrolling interest	—	—	(45,755)	(45,755)

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$718	$—	$718
Liabilities
Foreign currency exchange contracts	—	(601)	—	(601)
Interest rate swap agreements	—	(352)	—	(352)
Contingent consideration	—	—	(10,403)	(10,403)
Temporary Equity
Redeemable noncontrolling interest	—	—	(38,624)	(38,624)
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
Contingent consideration:
In October 2015, the Company, through its subsidiaries, acquired two debt solution service providers in Europe. According to the terms of the purchase agreements, the sellers could earn additional earn-out payments in cash based on each acquired entities’ respective subsequent operating performance. The Company recorded the acquisition-date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. During the review of the earn-out analysis in the fourth quarter of 2016, the Company determined that, based on the actual and forecasted operating performance at one of the acquired entities, there would be no future earn-out payment to the sellers, as a result, the entire liability for the contingent consideration of $8.1 million relating to the acquisition of this entity was reversed during the year ended December 31, 2016. As of December 31, 2016, the fair value of the contingent consideration for the other acquired entity was approximately $2.5 million.

The following table provides a roll-forward of the fair value of contingent consideration for the years ended December 31, 2016 and 2015 (in thousands):

Amount
Balance at December 31, 2014	$—
Issuance of contingent consideration in connection with acquisition	10,587
Change in fair value of contingent consideration	132
Effect of foreign currency translation	(316)
Balance at December 31, 2015	10,403
Change in fair value of contingent consideration	(7,602)
Effect of foreign currency translation	(270)
Balance at December 31, 2016	$2,531
Redeemable Noncontrolling Interest:
Some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value and, in some cases, to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interest subject to these arrangements is included in temporary equity as redeemable noncontrolling interest, and is adjusted to its estimated redemption amount each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amount are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interest at the time it was originally recorded. The recorded value of the redeemable noncontrolling interest cannot go below the floor level. Adjustments to the carrying amount of redeemable noncontrolling interest are charged to retained earnings (or to additional paid-in capital if there are no retained earnings) and do not affect net income or comprehensive income in the consolidated financial statements.
The components of the change in the redeemable noncontrolling interest for the years ended December 31, 2016, 2015 and 2014 are presented in the following table (in thousands):

Amount
Balance at December 31, 2013	$26,564
Addition to redeemable noncontrolling interest	4,997
Net loss attributable to redeemable noncontrolling interest	(4,513)
Adjustment of the redeemable noncontrolling interest to fair value	5,730
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(3,893)
Balance at December 31, 2014	28,885
Addition to redeemable noncontrolling interest	9,409
Net income attributable to redeemable noncontrolling interest	1,371
Adjustment of the redeemable noncontrolling interest to fair value	2,349
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(3,390)
Balance at December 31, 2015	38,624
Addition to redeemable noncontrolling interest	826
Redemption of redeemable noncontrolling interest	(3,562)
Net loss attributable to redeemable noncontrolling interest	(47,831)
Adjustment of the redeemable noncontrolling interest to fair value	74,194
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(16,496)
Balance at December 31, 2016	$45,755
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 10.5%, respectively, for U.S. portfolios, approximately 29.9% and 12.0%, respectively, for Europe portfolios and approximately 32.8% and 11.0%, respectively for other geographies. Using this method, the fair value of investment in receivable portfolios was approximately $2,446.6 million and $2,473.8 million as of December 31, 2016 and 2015, respectively, as compared to the carrying value of $2,382.8 million and $2,440.7 million as of December 31, 2016 and 2015, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S., European and other geographies portfolios by approximately $43.8 million, $52.0 million and $6.4 million, respectively, as of December 31, 2016. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.
Debt:
The majority of Encore and its subsidiaries’ borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, Cabot’s senior secured notes and borrowings under its revolving credit facility, and other borrowing under revolving credit facilities at certain of the Company’s other subsidiaries.
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $416.5 million and $406.6 million, as of December 31, 2016 and 2015, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $431.7 million and $372.2 million as of December 31, 2016 and 2015, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,295.7 million and $1,144.2 million, as of December 31, 2016 and 2015, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,312.7 million and $1,403.5 million as of December 31, 2016 and 2015, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of December 31, 2016 and 2015.
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$707	Other assets	$718
Foreign currency exchange contracts	Other liabilities	(51)	Other liabilities	(601)
Interest rate swap agreements	Other liabilities	(131)	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	415	Other assets	—
Foreign currency exchange contracts	Other liabilities	(1,309)	Other liabilities	—
Interest rate swap agreements	Other liabilities	—	Other liabilities	(352)
Derivatives Designated as Hedging Instruments
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
As of December 31, 2016, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $29.4 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2016, 2015, or 2014.
The Company may periodically enter into interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of December 31, 2016, Baycorp had one interest rate swap agreement outstanding with a total notional amount of $17.5 million Australian dollars (approximately $12.6 million U.S. dollars). The interest rate swap instrument is designated as cash flow hedge and accounted for using hedge accounting.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of income for the years ended December 31, 2016 and 2015 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2016	2015		2016	2015		2016	2015
Foreign currency exchange contracts	$1,404	$(248)	Salaries and employee benefits	$755	$(472)	Other (expense) income	$—	$—
Foreign currency exchange contracts	(5)	88	General and administrative expenses	105	(74)	Other (expense) income	—	—
Interest rate swap agreements	(131)	—	Interest expense	—	—	Other (expense) income	—	—
Derivatives Not Designated as Hedging Instruments
In 2016, Encore and its Cabot subsidiary collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. Before the effect of income tax and noncontrolling interest, the net gain on these derivative contracts recognized in the Company’s consolidated statements of income was $8.2 million and zero during the years ended December 31, 2016 and 2015, respectively.
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s consolidated statements of income for the years ended December 31, 2016 and 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2016	2015
Foreign currency exchange contracts(1)	Other income (expense)	$8,248	$—
Interest rate swap agreements	Interest expense	144	92
________________________

(1)
After the effect of income tax and noncontrolling interest, the net impact of the derivative contracts to consolidated net income from continuing income attributable to Encore was a gain of $1.3 million and zero during the years ended December 31, 2016 and 2015, respectively.

Note 6: Investment in Receivable Portfolios, Net
In accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, discrete receivable portfolio purchases during the same fiscal quarter are aggregated into pools based on common risk characteristics. Common risk characteristics include risk ratings (e.g. FICO or similar scores), financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic region or location. Portfolios acquired in business combinations are also grouped into these pools. During any fiscal quarter in which the Company has an acquisition of an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into the pool groups for that quarter, based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The purchase cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.
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
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. During the quarter ended September 30, 2016, the Company revised the forecasting methodology it uses to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. This change was made as a result of (1) the Company having observed that older portfolios in Europe have consistently experienced cash collections beyond 120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of the collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) the Company’s increased confidence in its ability to forecast future cash collections to 180 months. The increase in the collection forecast 120 months to 180 months was applied effective July 1, 2016 to certain portfolios in Europe for which the Company could accurately forecast through such term. In addition, during the three months ended September 30, 2016, the Company recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in near term collections against the forecasts for certain pools in Europe. These changes in forecasted future cash flows resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios of approximately $296.5 million as of September 30, 2016. The increase in the collection forecast from 120 months to 180 months had the effect of reducing the allowance charges by approximately $13.2 million. For portfolios in Europe that were not extended to 180 months, the Company will continue to include collection forecasts to 120 months in calculating accretion revenue and in its estimated remaining collection disclosures. In the United States, the Company will continue to include collection forecasts to 120 months in calculating accretion revenue. Expected collections beyond the 120 month collection forecast in the United States are included in its estimated remaining collection disclosures but are not included in the calculation of accretion revenue.
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
If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the carrying value of a Cost Recovery Portfolio has been fully recovered.
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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2014	$2,993,321	$66,392	$3,059,713
Revenue recognized, net	(964,225)	(108,211)	(1,072,436)
Net additions on existing portfolios	263,713	266,252	529,965
Additions for current purchases, net	846,632	—	846,632
Effect of foreign currency translation	(91,801)	(1,402)	(93,203)
Balance at December 31, 2015	3,047,640	223,031	3,270,671
Revenue recognized, net	(801,736)	(144,879)	(946,615)
Net additions on existing portfolios	441,632	287,116	728,748
Additions for current purchases, net	861,698	—	861,698
Effect of foreign currency translation	(457,230)	236	(456,994)
Balance at December 31, 2016	$3,092,004	$365,504	$3,457,508
During the year ended December 31, 2016, the Company purchased receivable portfolios with a face value of $9.8 billion for $0.9 billion, or a purchase cost of 9.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $1.7 billion.
During the year ended December 31, 2015, the Company purchased receivable portfolios with a face value of $12.7 billion for $1.0 billion, or a purchase cost of 8.0% of face value. Purchases of charged-off credit card portfolios include $216.0 million of receivables acquired in connection with the dlc Acquisition and $60.3 million acquired in connection with the acquisition of Baycorp. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $1.8 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2016, 2015, and 2014, Zero Basis Revenue was approximately $138.1 million, $96.4 million, and $22.3 million, respectively.
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	906,719	—	—	906,719
Transfer of portfolios	(13,076)	13,076	—	—
Gross collections(1)	(1,538,663)	(2,102)	(144,839)	(1,685,604)
Put-backs and Recalls(2)	(27,561)	(1,019)	(33)	(28,613)
Foreign currency adjustments	(196,842)	(127)	(8)	(196,977)
Revenue recognized	892,732	—	138,060	1,030,792
Portfolio (allowance) reversals, net	(90,997)	—	6,820	(84,177)
Balance, end of period	$2,368,366	$14,443	$—	$2,382,809
Revenue as a percentage of collections(3)	58.0%	0.0%	95.3%	61.2%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

	Year Ended December 31, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios	1,023,722	—	—	1,023,722
Gross collections(1)	(1,587,525)	(5,237)	(107,963)	(1,700,725)
Put-backs and Recalls(2)	(13,009)	(20)	(268)	(13,297)
Foreign currency adjustments	(82,443)	(2,604)	20	(85,027)
Revenue recognized	969,227	—	96,446	1,065,673
Portfolio (allowance) reversals, net	(5,002)	—	11,765	6,763
Balance, end of period	$2,436,054	$4,615	$—	$2,440,669
Revenue as a percentage of collections(3)	61.1%	0.0%	89.3%	62.7%

	Year Ended December 31, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios	1,249,651	1,709	—	1,251,360
Transfer of portfolios	(18,682)	18,682	—	—
Gross collections(1)	(1,563,996)	(9,010)	(34,491)	(1,607,497)
Put-backs and Recalls(2)	(15,164)	(536)	(9)	(15,709)
Foreign currency adjustments	(64,644)	(3,031)	—	(67,675)
Revenue recognized	953,154	—	22,271	975,425
Portfolio allowance reversals, net	5,178	—	12,229	17,407
Balance, end of period	$2,131,084	$12,476	$—	$2,143,560
Revenue as a percentage of collections(3)	60.9%	0.0%	64.6%	60.7%
________________________

(1)	Does not include amounts collected on behalf of others.

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
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2013	$93,080
Reversal of prior allowances	(17,407)
Balance at December 31, 2014	75,673
Provision for portfolio allowances	8,322
Reversal of prior allowances	(15,085)
Allowance charged off to investment in receivable portfolios	(8,322)
Balance at December 31, 2015	60,588
Provision for portfolio allowances	94,011
Reversal of prior allowances	(9,834)
Balance at December 31, 2016	$144,765
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
The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on an estimated court cost recovery rate established based on its analysis of historical court costs recovery data. Based on recent trends of historical court costs recovery data, the Company noted a decrease in the estimated court cost recovery rate in the United Kingdom. Based on the revised estimated court cost recovery rate, the Company recorded an additional court costs reserve of approximately $11.3 million during the three months ended September 30, 2016. The Company estimates deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and writes off any Deferred Court Costs not recovered within the respective deferral period. Collections received from debtors are first applied against related court costs with the balance applied to the debtors’ account balance.
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2016	December 31, 2015
Court costs advanced	$654,356	$636,922
Court costs recovered	(261,243)	(242,899)
Court costs reserve	(327,926)	(318,784)
Deferred court costs	$65,187	$75,239
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$(318,784)	$(279,572)	$(210,889)
Provision for court costs	(67,850)	(82,593)	(69,062)
Net down of reserve after deferral period	53,527	42,745	—
Effect of foreign currency translation	5,181	636	379
Balance at end of period	$(327,926)	$(318,784)	$(279,572)
Note 8: Property and Equipment, Net
Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$19,230	$21,754
Computer equipment and software	138,232	125,967
Telecommunications equipment	4,442	4,030
Leasehold improvements	17,493	19,058
Other	1,923	1,693
	181,320	172,502
Less: accumulated depreciation and amortization	(109,063)	(99,956)
	$72,257	$72,546
Depreciation and amortization expense for continuing operations was $27.7 million, $28.5 million, and $23.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 9: Other Assets
Other assets consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets	$51,077	$12,695
Identifiable intangible assets, net	28,243	15,712
Assets held for sale	21,147	911
Other financial receivables	18,732	11,275
Prepaid expenses	18,036	21,872
Service fee receivables	15,156	13,708
Receivable from seller	5,388	8,605
Security deposits	2,781	2,368
Derivative instruments	1,122	718
Prepaid income taxes	649	25,839
Other	53,116	35,059
Total	$215,447	$148,762
Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	December 31, 2016	December 31, 2015
Encore revolving credit facility	$578,000	$627,000
Encore term loan facility	164,615	143,078
Encore senior secured notes	11,320	28,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(31,968)	(41,867)
Cabot senior secured notes	1,280,241	1,360,000
Add: Debt premium	17,686	53,440
Less: Debt discount	(2,200)	(3,184)
Cabot senior revolving credit facility	33,218	54,089
Preferred equity certificates	205,975	221,516
Other credit facilities	74,551	49,895
Other	62,608	33,447
Capital lease obligations	5,091	11,054
	2,847,637	2,985,718
Less: debt issuance costs, net of amortization	(41,654)	(41,655)
Total	$2,805,983	$2,944,063

Encore Revolving Credit Facility and Term Loan Facility
On December 20, 2016, the Company amended its revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $781.7 million (the “Revolving Credit Facility”), a term loan facility of $166.4 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is approximately $1.2 billion. The Senior Secured Credit Facilities have a five year maturity expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $32.1 million and $207.8 million expiring in November 2017 and February 2019, respectively, and (2) three subtranches of the Term Loan Facility of $50.6 million, $4.9 million and $22.6 million, expiring in February 2017, November 2017 and February 2019, respectively.
Provisions of the Restated Credit Agreement include, but are not limited to:

•
Revolving Credit Facility commitments of (1) $541.8 million that expire in December 2021, (2) $207.8 million that expire in February 2019 and (3) $32.1 million that expire in November 2017, in each case with interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (b) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;

•
An $88.3 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $4.4 million in each of 2017 and 2018, $6.6 million in each of 2019 and 2020, and $8.8 million in 2021 with the remaining principal due at the end of the term;

•
A $22.6 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $4.4 million in each of 2017 and 2018 with the remaining principal due at the end of the term;

•
A $4.9 million term loan maturing in November 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $0.5 million in 2017 with the remaining principal due at the end of the term;

•
A $50.6 million term loan maturing in February 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 100 to 150 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries;

•
A borrowing base under the Revolving Credit Facility equal to 35% of all eligible non-bankruptcy estimated remaining collections plus 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy;

•	A maximum cash flow leverage ratio permitted of 3.00:1.00;

•	A maximum cash flow first-lien leverage ratio of 2.00:1.00;

•	The allowance of indebtedness in the form of senior secured notes not to exceed $150.0 million;

•	The allowance of additional unsecured or subordinated indebtedness not to exceed $1.1 billion, including junior lien indebtedness not to exceed $400.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $150.0 million of Encore’s common stock after July 9, 2015, subject to compliance with certain covenants and available borrowing capacity;

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

•
A basket to allow for investments not to exceed the greater of (1) 200% of the consolidated net worth of Encore and its restricted subsidiaries; and (2) an unlimited amount such that after giving effect to the making of any investment, the cash flow leverage ratio is less than 1.25:1:00;

•	A basket to allow for investments in persons organized under the laws of Canada in the amount of $50.0 million;

•
A requirement that Encore and its restricted subsidiaries, for the four-month period ending February 2019, have sufficient cash or availability under the Revolving Credit Facility (excluding availability under revolving commitments expiring in February 2019) to satisfy any amounts due under the revolving commitments that expire in February 2019 and the sub-tranche of the Term Loan Facility that expires in February 2019;

•	Collateralization by all assets of the Company, other than the assets of certain foreign subsidiaries and all unrestricted subsidiaries as defined in the Restated Credit Agreement.
At December 31, 2016, the outstanding balance under the Restated Credit Agreement was $742.6 million, which bore a weighted average interest rate of 3.56% and 3.17% for the years ended December 31, 2016 and 2015, respectively. Available capacity under the Restated Credit Agreement, subject to borrowing base and applicable debt covenants, was $203.7 million as of December 31, 2016.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of December 31, 2016, $5.1 million of the 7.375% Senior Secured Notes and $6.2 million of the 7.75% Senior Secured Notes, for an aggregate of $11.3 million, remained outstanding.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. The Senior Secured Notes are pari passu with, and are collateralized by the same collateral as the Senior Secured Credit Facilities. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the Senior Secured Notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the purchase agreement for the Senior Secured Notes have been amended in connection with amendments to the Restated Credit Agreement in order to align certain provisions between the two agreements.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of year ended December 31, 2016 are listed below.

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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,247	$143,645
Equity component	$14,702	$32,253	$17,355
Equity issuance cost	$788	$1,106	$581
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%

The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	December 31, 2016	December 31, 2015
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(31,968)	(41,867)
Liability component—net carrying amount	$416,532	$406,633
Equity component	$61,314	$58,184
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Year ended December 31,
	2016	2015
Interest expense—stated coupon rate	$13,263	$13,245
Interest expense—amortization of debt discount	9,900	9,335
Total interest expense—convertible notes	$23,163	$22,580
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
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $127.0 million as of December 31, 2016. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount. The excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. As a result, the Company reclassified $3.0 million of the equity component to temporary equity as of December 31, 2016. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes have been converted since they became convertible.
Cabot Senior Secured Notes
On September 20, 2012, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £265.0 million (approximately $438.4 million) in aggregate principal amount of 10.375% Senior Secured Notes due 2019 (the “Cabot 2019 Notes”). Interest on the Cabot 2019 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. On October 6, 2016, the Cabot 2019 Notes were redeemed in full using the proceeds from the issuance of Senior Secured Notes due 2023 (the “Cabot 2023 Notes”) as discussed below. A call premium of £13.7 million (approximately $17.4 million) was paid in connection with the redemption of the Cabot 2019 Notes. Since the Cabot 2019 Notes carried a premium of approximately £15.2 million (approximately $19.2 million) at the time of redemption, Cabot recognized a gain of approximately £1.4 million (approximately $1.8 million) on this transaction. The gain is included in other income in the Company’s consolidated statements of income for the year ended December 31, 2016.
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
On October 6, 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) in aggregate principal amount of 7.500% Cabot 2023 Notes (together with the Cabot 2019 Notes, the Cabot 2020 Notes and the Cabot 2021 Notes, the “Cabot Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes were issued at a price equal to 100% of their face value. The proceeds from the offering were used to (1) redeem in full the Cabot 2019 Notes plus a call premium of £13.7 million (approximately $17.4 million), (2) partially repay amounts outstanding under Cabot’s revolving credit facility, (3) pay accrued interest on the Cabot 2019 Notes, and (4) pay fees and expenses in relation to the offering of the Cabot 2023 Notes.
The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: Cabot Credit Management Limited (“CCM”), Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). Subject to the Intercreditor Agreement described below under “Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Cabot Floating Rate Notes, Marlin Bonds and the Cabot Credit Facility described below.
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
On July 25, 2013, Marlin Intermediate Holdings plc (“Marlin”), an indirect, a subsidiary of Marlin, issued £150.0 million (approximately $246.5 million) in aggregate principal amount of 10.5% Senior Secured Notes due 2020 (the “Marlin Bonds”).

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
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes, and Marlin Bonds was as follows (in thousands):

	Year ended December 31,
	2016	2015
Interest expense—stated coupon rate	$105,606	$98,988
Interest income—accretion of debt premium	(8,951)	(10,747)
Interest expense—amortization of debt discount	620	75
Total interest expense—Cabot senior secured notes	$97,275	$88,316
At December 31, 2016, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes, and Marlin Bonds was $1.3 billion.
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
The Cabot Credit Facility expires in September 2019, and includes the following key provisions:

•	Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25%;

•	A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;

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

At December 31, 2016, the outstanding borrowings under the Cabot Credit Facility were approximately $33.2 million. The weighted average interest rate was 3.95% and 3.86% for the years ended December 31, 2016 and 2015, respectively.
Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a.r.l. (“Encore Europe”), completed the acquisition of Cabot (the “Cabot Acquisition”) by acquiring 50.1% of the equity interest in Janus Holdings S.a.r.l. (“Janus Holdings”). Encore Europe purchased from J.C. Flowers & Co. LLC (“J.C. Flowers”): (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge PECs with a face value of £10,177,781 (approximately $15.5 million), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings. All of the PECs accrue interest at 12% per annum. Since PECs are legal form debt, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt in the Company’s consolidated statements of financial condition. The J Bridge PECs, J PECs, and the Management PECs do not require the payment of cash interest expense as they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interest of J.C. Flowers and management.
On June 20, 2014, Encore Europe converted all of its E Bridge PECs into E Shares and E PECs, and J.C. Flowers converted all of its J Bridge PECs into J Shares and J PECs, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition.
As of December 31, 2016, the outstanding balance of the PECs, including accrued interest, was approximately $206.0 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of December 31, 2016, the Company’s combined obligations for capital leases were approximately $5.1 million. These capital lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 11.1%.
Maturity Schedule
The aggregate amounts of the Company’s debt, including PECs, accrued interests on PECs, and capital lease obligations, maturing in each of the next five years and thereafter are as follows (in thousands):

2017	$224,394
2018	18,760
2019	306,032
2020	887,084
2021	775,821
Thereafter	652,028
Total	$2,864,119
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
The Company’s VIEs include its subsidiary Janus Holdings and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies.
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
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2016, 2015, and 2014 was $12.6 million, $22.0 million, and $17.2 million, respectively.
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
The fair value for options granted is estimated at the date of grant using a Black-Scholes option-pricing model. There were no options granted during the years ended December 31, 2016, 2015, or 2014. As of December 31, 2016, all outstanding stock options have been fully vested and all related compensation expenses have been fully recognized.

A summary of the Company’s stock option activity as of December 31, 2016, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	118,879	$2.89 –$24.65	$16.23
Exercised	(15,333)	22.17 –24.65	22.87
Outstanding at December 31, 2016	103,546	$2.89 –$22.17	$15.24	$1,388
Exercisable at December 31, 2016	103,546	$2.89 –$22.17	$15.24	$1,388
The total intrinsic value of options exercised during the year ended December 31, 2016 was negligible. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $1.2 million and $29.6 million, respectively. As of December 31, 2016, the weighted-average remaining contractual life of options outstanding and options exercisable was 3.4 years.
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
A summary of the status of the Company’s restricted stock units and restricted stock awards as of December 31, 2016, and changes during the year then ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	1,304,271	$38.71
Awarded	712,841	$27.16
Vested	(513,073)	$39.93
Cancelled/forfeited	(163,664)	$38.57
Non-vested at December 31, 2016	1,340,375	$32.11
Unrecognized compensation cost related to non-vested shares as of December 31, 2016, was $14.2 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.8 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2016, 2015, and 2014 was $12.5 million, $16.5 million, and $20.2 million, respectively.
Note 13: Income Taxes
The Company recorded income tax provisions for continuing operations of $38.2 million, $27.2 million, and $48.6 million, during the years ended December 31, 2016, 2015 and 2014, respectively.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2016	2015	2014
Federal provision	35.0%	35.0%	35.0%
State provision(1)	2.3%	0.2%	8.7%
International benefit(2)	(3.6)%	(7.8)%	(3.0)%
Tax reserves(3)	(3.2)%	(2.0)%	(3.8)%
Permanent items(4)	14.7%	6.0%	4.3%
Increase (decrease) in valuation allowance(5)	20.7%	(5.6)%	0.0%
Other(6)	0.7%	1.9%	(6.9)%
Effective rate	66.6%	27.7%	34.3%
________________________

(1)	Change from 2014 to 2015 relates primarily to a beneficial settlement with a state tax authority.

(2)	Relates primarily to the lower tax rate on the income attributable to international operations.

(3)	Represent release of reserves taken for certain tax positions.

(4)
Represents a provision for nondeductible items, including overall foreign loss in 2016 and a settlement with the Consumer Finance Protection Bureau (“CFPB”) in 2015. The Company incurred a $10.0 million civil monetary penalty related to a settlement with the CFPB during the year ended December 31, 2015, which is not deductible for income tax purposes.

(5)	Valuation allowance increased in 2016 due to a foreign subsidiary’s cumulative operating loss.

(6)	Includes the effect of discrete items, primarily relates to the recognition of tax benefit as a result of a favorable tax settlement with taxing authorities as discussed below.
The pretax income (loss) from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$112,483	$59,056	$120,461
Foreign	(55,108)	38,877	21,181
	$57,375	$97,933	$141,642
The income tax provisions for continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current expense:
Federal	$58,816	$38,831	$68,142
State	1,173	363	7,538
Foreign	10,364	7,124	3,752
	70,353	46,318	79,432
Deferred (benefit) expense:
Federal	(22,951)	(18,755)	(34,479)
State	25	(610)	2,698
Foreign	(9,222)	209	918
	(32,148)	(19,156)	(30,863)
	$38,205	$27,162	$48,569

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35.0% per annum were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Computed “expected” Federal income tax expense	$20,081	$34,277	$49,578
(Decrease) increase in income taxes resulting from:
State income taxes, net	1,331	637	7,975
Foreign non-taxed income, rate differential	(2,076)	(7,609)	(5,453)
Other adjustments, net	18,869	(143)	(3,531)
	$38,205	$27,162	$48,569
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the year ended December 31, 2016 was immaterial.
The Company has not provided for U.S. income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2016, were approximately $86.2 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exception. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due the complexities of a hypothetical calculation.
The components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Stock-based compensation expense	$7,549	$1,301
Accrued expenses	19,868	7,220
Differences in income recognition related to receivable portfolios	45,419	33,652
State and international operating losses	26,386	15,234
Difference in basis of depreciable assets	3,427	3,069
Capitalized legal fees—international	171	4,143
Cumulative translation adjustment	715	958
Tax benefit of uncertain tax positions	677	1,349
Difference in basis of bond and loan costs	3,007	9,480
Other	1,077	2,372
Valuation allowance	(18,892)	(4,517)
	89,404	74,261
Deferred tax liabilities:
State taxes	(377)	(707)
Deferred court costs	(19,860)	(25,277)
Difference in basis of amortizable assets	(16,488)	(11,044)
Difference in basis of depreciable assets	(7,705)	(8,932)
Differences in income recognition related to receivable portfolios	—	(17,432)
Deferred debt cancellation income	(1,313)	(1,957)
Other	(242)	(46)
	(45,985)	(65,395)
Net deferred tax asset(1)	$43,419	$8,866
________________________

(1)
The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred tax assets and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction, and presented as a single amount in the statement of financial condition.

Certain of the Company’s foreign subsidiaries have net operating loss carry forwards in the amount of approximately $87.9 million, which can be carried forward indefinitely. One of the Company’s domestic subsidiaries has a net operating loss carry forward in the approximate amount of $1.6 million which will begin to expire in 2024 unless previously utilized. Certain of the Company’s domestic subsidiaries have state net operating loss carry forwards in the amount of approximately $8.3 million, which will generally begin to expire in 2026.
Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations. As of December 31, 2016, valuation allowance increased to $18.9 million, as compared to $4.5 million as of December 31, 2015. The increase in the valuation allowance was primarily related to the recording of a valuation allowance at one of the Company’s foreign subsidiaries that has incurred cumulative operating loss during the year ended December 31, 2016. The Company believes that it is more likely than not that the net operating loss carryforwards will not be realized at this jurisdiction, therefore, the Company has recorded a valuation allowance against the previously established deferred tax assets.
A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2013	$71,273
Increases related to current and prior year tax positions	34,356
Decreases related to settlements with taxing authorities	(67,204)
Balance at December 31, 2014	38,425
Increases related to prior year tax positions	5,835
Increases related to current year tax positions	11,882
Decreases related to prior year tax positions	(8,193)
Balance at December 31, 2015	47,949
Increases related to prior year tax positions	2,505
Increases related to current year tax positions	1,259
Decreases related to settlements with taxing authorities	(31,111)
Decreases related to prior year tax positions	(1,657)
Balance at December 31, 2016	$18,945
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.2 million, $58.5 million and $44.4 million at December 31, 2016, 2015, and 2014 respectively. At December 31, 2016, 2015 and 2014, there were $7.1 million, $14.9 million and $12.7 million, respectively, of unrecognized tax benefits that if recognized, would result in a net tax benefit. During the year ended December 31, 2016, the decrease in the Company’s gross unrecognized tax benefit was primarily related to the settlement with tax authorities for unrecognized tax benefits associated with amortization of receivable portfolios. During the year ended December 31, 2015, the increase in the Company’s gross unrecognized tax benefit was primarily associated with certain business combinations. During the year ended December 31, 2014, the decrease in total gross unrecognized tax benefits was due to a favorable tax settlement in November 2014 with taxing authorities related to a previously uncertain tax position. The result of the settlement was a reduction in the unrecognized tax benefit offset by an increase in current taxes payable and deferred tax liabilities. Additionally, the Company recorded a net tax benefit as a result of the settlement of approximately $7.5 million. The uncertain tax benefit is included in “Other liabilities” in the Company’s consolidated statements of financial condition.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax benefits in its tax expense. The Company recognized expense of approximately $0.5 million, $0.3 million and $1.3 million in interest and penalties during the years ended December 31, 2016, 2015 and 2014, respectively. Interest and penalties accrued as of December 31, 2016 and 2015 were $2.2 million and $0.5 million, respectively.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2016 tax years remain subject to examination by federal taxing authorities, 2012 through 2016 tax years generally remain subject to examination by state tax authorities, and the 2013 through 2016 tax years remain subject to examination by foreign tax authorities. Tax years from 2008 forward remain open at certain of the Company’s subsidiaries for adjustment for federal and state tax purposes.
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
On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of the Company’s subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The Company has vigorously denied the claims asserted against it in these matters, but has agreed to a proposed settlement to avoid the burden and expense of continued litigation. Subject to court approval, settlement awards to eligible class members, as well as fees and costs, will be paid from a settlement fund of approximately $5.2 million, which has already been paid by the Company and its insurer. If the number of class members who make claims exceeds a certain level, the total settlement could increase to an amount not to exceed $5.7 million. On October 14, 2014, the district court issued an order granting final approval of the parties’ revised agreed upon settlement of this lawsuit. That order was appealed by an objector to the settlement and on July 7, 2016, the United States Court of Appeals for the Sixth Circuit affirmed the district court’s October 14, 2014 ruling.
On November 2, 2010 and December 17, 2010, two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011 two class actions entitled Scardina v. Midland Credit Management, Inc., Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, the Company filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to transfer. All four of these cases, along with a number of additional cases brought against the Company that allege violations of the TCPA, are now pending in the United States District Court for the Southern District of California in a multidistrict litigation titled In re Midland Credit Management Inc. Telephone Consumer Protection Act Litigation. The lead plaintiffs filed an amended consolidated complaint on July 11, 2012. The Company has vigorously denied the claims asserted against it in these matters, but has agreed to a proposed class settlement to avoid the burden and expense of continued litigation. The proposed class settlement is intended to resolve all cases involved in multi-district litigation, and all claims against the Company for alleged violations of the TCPA that occurred before August 31, 2014, other than those of persons who exclude themselves from class settlement. The settlement agreement requires the Company to contribute $2.0 million to a settlement fund, to be disbursed among eligible class members, and to set aside $13.0 million in debt forgiveness to be allocated among eligible class members. In addition, the settlement agreement provides that the Company will pay plaintiffs’ attorney fees in an amount of $2.4 million, and for the costs associated with administering the class relief. On November 30, 2016, the court granted final approval of the settlement.
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
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of December 31, 2016, other than reserves related to the CFPB Consent Order, ancillary state regulatory matters and the TCPA settlement fund discussed above, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Leases
The Company leases office facilities in the United States, Europe, and other geographies. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $20.3 million, $19.4 million, and $23.0 million during the years ended December 31, 2016, 2015, and 2014, respectively.
The Company has capital lease obligations primarily for certain computer equipment. Refer to Note 10, “Debt—Capital Lease Obligations” for additional information on the Company’s capital leases. Amortization of assets under capital leases is included in depreciation and amortization expense.
Future minimum lease payments under lease obligations consist of the following for the years ending December 31, (in thousands):

	Capital Leases	Operating Leases	Total
2017	$3,470	$17,347	$20,817
2018	1,227	13,033	14,260
2019	478	8,282	8,760
2020	270	6,361	6,631
2021	—	5,599	5,599
Thereafter	—	11,202	11,202
Total minimal leases payments	5,445	$61,824	$67,269
Less: Interest	(354)
Present value of minimal lease payments	$5,091
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2016, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.9 billion for a purchase price of approximately $262.1 million. Most purchase commitments do not extend past one year.

Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2016, has no liabilities recorded for these agreements.
Note 15: Segment Information
The Company conducts business through several operating segments that meet the aggregation criteria under authoritative guidance related to segment reporting. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. Prior to the first quarter 2016 the Company had determined that it had two reportable segments: portfolio purchasing and recovery and tax lien business. As discussed in Note 2, “Discontinued Operations,” on March 31, 2016, the Company completed the divestiture of its membership interests in Propel, which comprised the entire tax lien business segment. Propel’s operations are presented as discontinued operations in the Company’s consolidated statements of income. Beginning in the first quarter 2016, the Company has one reportable segment, portfolio purchasing and recovery.
The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues(1):
United States	$669,636	$709,405	$723,247
International
Europe(2)	270,411	376,055	295,173
Other geographies	89,211	44,507	25,009
Total	$1,029,258	$1,129,967	$1,043,429
________________________

(1)	Revenues are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

	December 31, 2016	December 31, 2015
Long-lived assets(1):
United States	$39,126	$38,921
International
United Kingdom	20,860	20,795
Other foreign countries	12,271	12,830
	33,131	33,625
Total	$72,257	$72,546
________________________

(1)	Long-lived assets consists of property and equipment, net.

Note 16: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company has five reporting units for goodwill impairment testing purposes. The annual goodwill testing date for these reporting units is October 1st.
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
The first step involves measuring the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value. The Company applies various valuation techniques to measure the fair value of each reporting unit, including the income approach and the market approach. For goodwill impairment analyses conducted at most of the reporting units, the Company uses the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments, therefore, for most of the Company’s reporting units where the Company has access to reliable market participant data, the market approach is conducted in addition to the income approach in determining the fair value. The Company uses a guideline company method under the market approach to estimate the fair value of equity and the market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data or the earnings before interest, tax, depreciation and amortization (“EBITDA”) for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
Due to the large allowance charge recorded during the third quarter of 2016, the carrying value at the Company’s Cabot reporting unit became negative at October 1, 2016. According to authoritative guidance, if the carrying amount of a reporting unit is zero or negative, the traditional step two of the impairment test should be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity can perform a step zero qualitative analysis. The Company conducted a qualitative analysis and concluded that there was no indication that a goodwill impairment existed at this reporting unit. For the Company’s annual goodwill impairment tests performed at October 1, 2016 for the remaining four reporting units, the estimated fair value of each of these reporting units exceeded its respective carrying value. As a result, no impairment existed at any of these reporting units.
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

The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance, as follows (in thousands):

Total
Balance, December 31, 2015	$924,847
Goodwill acquired	623
Goodwill adjustment(1)	(20,674)
Effect of foreign currency translation	(119,764)
Balance, December 31, 2016	$785,032
______________________

(1)
Represent adjustments made to preliminary purchase price allocations as a result of obtaining fair value of intangible assets acquired and finalizing certain established deferred income tax associated with prior year business combinations.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$21,200	$(3,220)	$17,980	$5,356	$(903)	$4,453
Developed technologies	6,497	(3,891)	2,606	8,141	(3,793)	4,348
Trade name and other	12,566	(4,909)	7,657	10,324	(3,413)	6,911
Total intangible assets	$40,263	$(12,020)	$28,243	$23,821	$(8,109)	$15,712
The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	5
Trade name and other	8
The amortization expense for intangible assets that are subject to amortization was $7.2 million, $5.0 million, and $3.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated future amortization expense related to finite-lived intangible assets at December 31, 2016 is as follows (in thousands):

2017	$5,417
2018	4,442
2019	3,109
2020	2,972
2021	2,849
Thereafter	9,454
Total	$28,243

Note 17: Quarterly Information (Unaudited)
The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2016
Gross collections	$447,805	$434,100	$406,961	$396,738
Revenues	289,017	289,442	179,415	271,384
Total operating expenses	205,513	197,695	200,597	183,939
Income (loss) from continuing operations	29,789	30,833	(51,946)	10,494
Net income (loss)	26,607	30,833	(51,946)	11,323
Amounts attributable to Encore Capital Group, Inc.:
Income from (loss) continuing operations	28,876	29,588	(1,524)	21,983
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	25,694	29,588	(1,524)	22,812
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$1.13	$1.15	$(0.06)	$0.85
Diluted	1.12	1.14	(0.06)	0.85
From net income:
Basic	$1.01	$1.15	$(0.06)	$0.88
Diluted	0.99	1.14	(0.06)	0.88
2015
Gross collections	$425,071	$437,324	$421,753	$416,577
Revenues	277,782	282,662	278,914	290,609
Total operating expenses	194,895	198,362	248,185	206,271
Income (loss) from continuing operations	28,087	23,524	(11,650)	30,810
Net income (loss)	29,967	25,185	(9,364)	1,596
Amounts attributable to Encore Capital Group, Inc.:
Income (loss) from continuing operations	27,545	25,996	(13,245)	28,226
Net income (loss)	1,880	1,661	2,286	(29,214)
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$1.06	$1.00	$(0.52)	$1.11
Diluted	1.01	0.97	(0.52)	1.08
From net income:
Basic	$1.13	$1.07	$(0.43)	$(0.04)
Diluted	1.08	1.03	(0.43)	(0.04)