Form 10-Q
period 2017-03-31
ENCORE CAPITAL GROUP INC
filed 2017-05-04
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒ Accelerated filer   ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2017
Common Stock, $0.01 par value	25,737,441 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$159,931	$149,765
Investment in receivable portfolios, net	2,436,018	2,382,809
Property and equipment, net	71,805	72,257
Deferred court costs, net	71,334	65,187
Other assets	229,166	215,447
Goodwill	796,408	785,032
Total assets	$3,764,662	$3,670,497
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$224,788	$234,398
Debt	2,870,607	2,805,983
Other liabilities	29,794	29,601
Total liabilities	3,125,189	3,069,982
Commitments and contingencies
Redeemable noncontrolling interest	47,342	45,755
Redeemable equity component of convertible senior notes	312	2,995
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,728 shares and 25,593 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	257	256
Additional paid-in capital	113,532	103,392
Accumulated earnings	580,957	560,567
Accumulated other comprehensive loss	(93,773)	(104,911)
Total Encore Capital Group, Inc. stockholders’ equity	600,973	559,304
Noncontrolling interest	(9,154)	(7,539)
Total equity	591,819	551,765
Total liabilities, redeemable equity and equity	$3,764,662	$3,670,497
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

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$65,195	$55,823
Investment in receivable portfolios, net	1,010,495	972,841
Property and equipment, net	18,642	19,284
Deferred court costs, net	24,025	22,760
Other assets	78,465	79,767
Goodwill	594,547	584,868
Liabilities
Accounts payable and accrued liabilities	$95,987	$99,689
Debt	1,577,785	1,514,799
Other liabilities	1,017	1,921
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Revenue from receivable portfolios, net	$251,970	$270,094
Other revenues	19,971	18,923
Total revenues	271,941	289,017
Operating expenses
Salaries and employee benefits	68,278	69,642
Cost of legal collections	47,957	54,308
Other operating expenses	26,360	26,343
Collection agency commissions	11,562	10,120
General and administrative expenses	33,318	35,239
Depreciation and amortization	8,625	9,861
Total operating expenses	196,100	205,513
Income from operations	75,841	83,504
Other (expense) income
Interest expense	(49,198)	(50,691)
Other income	602	7,124
Total other expense	(48,596)	(43,567)
Income from continuing operations before income taxes	27,245	39,937
Provision for income taxes	(12,067)	(10,148)
Income from continuing operations	15,178	29,789
Loss from discontinued operations, net of tax	(199)	(3,182)
Net income	14,979	26,607
Net loss (income) attributable to noncontrolling interest	7,119	(913)
Net income attributable to Encore Capital Group, Inc. stockholders	$22,098	$25,694
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$22,297	$28,876
Loss from discontinued operations, net of tax	(199)	(3,182)
Net income	$22,098	$25,694

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$0.86	$1.13
Discontinued operations	$(0.01)	$(0.12)
Net basic earnings per share	$0.85	$1.01
Diluted earnings (loss) per share from:
Continuing operations	$0.85	$1.12
Discontinued operations	$—	$(0.13)
Net diluted earnings per share	$0.85	$0.99

Weighted average shares outstanding:
Basic	25,876	25,550
Diluted	26,087	25,868
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$14,979	$26,607
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized gain on derivative instruments	471	66
Income tax effect	(547)	(26)
Unrealized (loss) gain on derivative instruments, net of tax	(76)	40
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	14,464	(11,561)
Income tax effect	—	1,321
Unrealized gain (loss) on foreign currency translation, net of tax	14,464	(10,240)
Other comprehensive income (loss), net of tax	14,388	(10,200)
Comprehensive income	29,367	16,407
Comprehensive loss (income) attributable to noncontrolling interest:
Net loss (income)	7,119	(913)
Unrealized gain on foreign currency translation	(3,250)	(338)
Comprehensive loss (income) attributable to noncontrolling interest	3,869	(1,251)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$33,236	$15,156
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$14,979	$26,607
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	322	3,182
Depreciation and amortization	8,625	9,861
Other non-cash expense, net	11,666	9,533
Stock-based compensation expense	750	3,718
Loss (gain) on derivative instruments, net	238	(5,399)
Deferred income taxes	(4,040)	(21,588)
Reversal of allowances on receivable portfolios, net	(2,132)	(2,191)
Changes in operating assets and liabilities
Deferred court costs and other assets	(2,413)	1,233
Prepaid income tax and income taxes payable	15,260	18,824
Accounts payable, accrued liabilities and other liabilities	(16,095)	(14,023)
Net cash provided by operating activities from continuing operations	27,160	29,757
Net cash provided by operating activities from discontinued operations	—	2,096
Net cash provided by operating activities	27,160	31,853
Investing activities:
Proceeds from divestiture of business, net of cash divested	—	106,041
Purchases of receivable portfolios, net of put-backs	(222,885)	(280,990)
Collections applied to investment in receivable portfolios, net	189,665	180,796
Purchases of property and equipment	(6,081)	(2,569)
Payments to acquire interest in affiliates	(8,805)	—
(Payments for) proceeds from derivative instruments, net	(1,942)	1,508
Other, net	1,057	(675)
Net cash (used in) provided by investing activities from continuing operations	(48,991)	4,111
Net cash provided by investing activities from discontinued operations	—	14,685
Net cash (used in) provided by investing activities	(48,991)	18,796
Financing activities:
Payment of loan costs	(2,742)	(1,395)
Proceeds from credit facilities	199,962	188,516
Repayment of credit facilities	(258,073)	(236,372)
Repayment of senior secured notes	(3,087)	(3,750)
Proceeds from issuance of convertible senior notes	150,000	—
Repayment of convertible senior notes	(60,406)	—
Proceeds from convertible hedge instruments	5,580	—
Taxes paid related to net share settlement of equity awards	(2,065)	(3,354)
Other, net	(876)	(5,132)
Net cash provided by (used in) financing activities	28,293	(61,487)
Net increase (decrease) in cash and cash equivalents	6,462	(10,838)
Effect of exchange rate changes on cash and cash equivalents	3,704	1,858
Cash and cash equivalents, beginning of period	149,765	153,593
Cash and cash equivalents, end of period	159,931	144,613

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
Basis of Consolidation
The condensed consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 10, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Reclassifications
Certain immaterial reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation. For the quarter ended March 31, 2016, the Company revised its statements of comprehensive income. The comprehensive loss attributable to Encore decreased by $0.3 million for the quarter ended March 31, 2016. This revision was not material. There were no revisions to the statements of financial condition, income or cash flows.
Change in Accounting Principle
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

(“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption of this standard, excess tax benefits and tax deficiencies will be recognized as income tax expense, and the tax effects of exercised or vested awards will be treated as discrete items in the period in which they occur. As such, implementation of this standard could create volatility in an entity’s effective income tax rate on a quarter by quarter basis. The volatility in the effective income tax rate is due primarily to fluctuations in the stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity. An entity may elect to apply the change in presentation in the statement of cash flows either prospectively or retrospectively to all periods presented. Further, the amendments allow an entity to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings.
ASU 2016-09 became effective for the Company on January 1, 2017. The Company applied the change in presentation to the statement of cash flows retrospectively for all periods presented after adoption date. The Company believes that the new standard may cause volatility in its effective tax rates and earnings per share due to the tax effects related to share-based payments being recorded to the income statement. The volatility in future periods will depend on the Company’s stock price at the awards’ vest dates and the number of awards that vest in each period. The Company will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.
Recent Accounting Pronouncements
Other than the adoption of ASU 2016-09 as discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during the three months ended March 31, 2017 that have significance, or potential significance, to the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under Accounting Standards Codification (“ASC”) 310-30, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios. Under this new standard, entities will gross up the initial amortized cost for the purchased financial assets with credit deterioration (“PCD assets”), the initial amortized cost will be the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. After initial recognition of PCD assets and the related allowance, any change in estimated cash flows (favorable or unfavorable) will be immediately recognized in the income statement because the yield on PCD assets would be locked. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which ASU 2016-13 is adopted. However, the FASB has determined that financial assets for which the guidance in Subtopic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality, has previously been applied should prospectively apply the guidance in ASU 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, which clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The Company is evaluating its implementation approach and the potential impacts of Topic 606 on its existing revenue recognition policies and procedures. The revenue recognition guidance of this new standard applies to the Company’s fee-based income generated from its international subsidiaries that provide portfolio management services. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2: Discontinued Operations
On March 31, 2016, the Company completed its previously announced divestiture of its membership interests in Propel Acquisition LLC (“Propel”) pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), dated February 19, 2016, among the Company and certain funds affiliated with Prophet Capital Asset Management LP. Pursuant to the Purchase Agreement, the application of the purchase price formula resulted in cash consideration paid to the Company at closing of

$144.4 million (net proceeds were $106.0 million after divestiture of $38.4 million in cash), subject to customary post-closing adjustments. The purchase price was finalized in the first quarter of 2017.
During the three months ended March 31, 2016, the Company recognized a loss of $3.0 million related to the sale of Propel, this loss was reduced to $2.0 million based on the true-up adjustments recorded in the fourth quarter of 2016 and the first quarter of 2017. Propel represented the Company’s entire tax lien business reportable segment. Propel’s operations are presented as discontinued operations in the Company’s condensed consolidated statements of income. Certain immaterial costs that may be eliminated as a result of the sale remained in continuing operations.
The following table presents the results of the discontinued operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$4,950
Salaries and employee benefits	—	(2,860)
Other operating expenses	—	(1,473)
General and administrative expenses	—	(1,551)
Depreciation and amortization	—	(127)
Loss from discontinued operations, before income taxes	—	(1,061)
Loss on sale of discontinued operations, before income taxes	(322)	(3,000)
Total loss on discontinued operations, before income taxes	(322)	(4,061)
Income tax benefit	123	879
Total loss from discontinued operations, net of tax	$(199)	$(3,182)
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding—basic	25,876	25,550
Dilutive effect of stock-based awards	211	318
Weighted average common shares outstanding—diluted	26,087	25,868
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$2,763	$—	$2,763
Liabilities
Foreign currency exchange contracts	—	(818)	—	(818)
Interest rate swap agreements	—	(69)	—	(69)
Contingent consideration	—	—	(2,941)	(2,941)
Temporary Equity
Redeemable noncontrolling interest	—	—	(47,342)	(47,342)

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,122	$—	$1,122
Liabilities
Foreign currency exchange contracts	—	(1,360)	—	(1,360)
Interest rate swap agreements	—	(131)	—	(131)
Contingent consideration	—	—	(2,531)	(2,531)
Temporary Equity
Redeemable noncontrolling interest	—	—	(45,755)	(45,755)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. As of March 31, 2017, the aggregated fair value of the contingent considerations was approximately $2.9 million.

The following table provides a roll forward of the fair value of contingent consideration for the periods ended March 31, 2017 and December 31, 2016 (in thousands):

Amount
Balance at December 31, 2015	$10,403
Change in fair value of contingent consideration	(7,602)
Effect of foreign currency translation	(270)
Balance at December 31, 2016	2,531
Change in fair value of contingent consideration	369
Effect of foreign currency translation	41
Balance at March 31, 2017	$2,941
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
The components of the change in the redeemable noncontrolling interest for the periods ended March 31, 2017 and December 31, 2016 are presented in the following table (in thousands):

Amount
Balance at December 31, 2015	$38,624
Addition to redeemable noncontrolling interest	826
Redemption of redeemable noncontrolling interest	(3,562)
Net loss attributable to redeemable noncontrolling interest	(47,831)
Adjustment of the redeemable noncontrolling interest to fair value	74,194
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(16,496)
Balance at December 31, 2016	45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(5,643)
Adjustment of the redeemable noncontrolling interest to fair value	3,563
Effect of foreign currency translation attributable to redeemable noncontrolling interest	3,390
Balance at March 31, 2017	$47,342
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

In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 10.5%, respectively, for U.S. portfolios, approximately 29.9% and 12.0%, respectively, for Europe portfolios and approximately 32.8% and 11.0%, respectively for other geographies. Using this method, the fair value of investment in receivable portfolios was approximately $2,370.0 million and $2,446.6 million as of March 31, 2017 and December 31, 2016, respectively, as compared to the carrying value of $2,436.0 million and $2,382.8 million as of March 31, 2017 and December 31, 2016, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S. and European portfolios by approximately $45.3 million and $53.7 million, respectively, as of March 31, 2017. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount that could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.
Debt:
The majority of Encore and its subsidiaries’ borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, Cabot’s senior secured notes and borrowings under its revolving credit facility, and other borrowing under term and revolving credit facilities at certain of the Company’s subsidiaries.
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $508.4 million and $416.5 million as of March 31, 2017 and December 31, 2016, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $517.1 million and $431.7 million as of March 31, 2017 and December 31, 2016, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1.3 billion, as of March 31, 2017 and December 31, 2016, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1.4 billion and $1.3 billion as of March 31, 2017 and December 31, 2016, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of March 31, 2017 and December 31, 2016.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$1,622	Other assets	$707
Foreign currency exchange contracts	Other liabilities	(487)	Other liabilities	(51)
Interest rate swap agreements	Other liabilities	(35)	Other liabilities	(131)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	1,141	Other assets	415
Foreign currency exchange contracts	Other liabilities	(131)	Other liabilities	(1,309)
Interest rate swap agreements	Other liabilities	(34)	Other liabilities	—

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
As of March 31, 2017, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $25.2 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2017 and 2016.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of March 31, 2017, Baycorp had two interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $22.9 million U.S. dollars). These interest rate swap instruments are designated as cash flow hedges and accounted for using hedge accounting.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Foreign currency exchange contracts	$589	$502	Salaries and employee benefits	$175	$258	Other (expense) income	$—	$—
Foreign currency exchange contracts	80	(154)	General and administrative expenses	14	23	Other (expense) income	—	—
Interest rate swap agreements	5	—	Interest expense	77	—	Other (expense) income	—	—
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

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2017	2016
Foreign currency exchange contracts (1)	Other income (expense)	$(252)	$5,386
Interest rate swap agreements	Interest expense	77	9
________________________

(1)
After the effect of income tax and noncontrolling interest, the net impact of the derivative contracts to consolidated net income from continuing operations attributable to Encore was a loss of $0.1 million and a gain of $1.8 million during the three months ended March 31, 2017 and 2016, respectively.

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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
December 31, 2016	$3,092,004	$365,504	$3,457,508
Revenue recognized, net	(211,718)	(40,252)	(251,970)
(Reductions) additions on existing portfolios, net	(90,138)	57,446	(32,692)
Additions for current purchases, net	200,728	—	200,728
Effect of foreign currency translation	38,712	467	39,179
Balance at March 31, 2017	$3,029,588	$383,165	$3,412,753

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2015	$3,047,640	$223,031	$3,270,671
Revenue recognized, net	(238,547)	(31,547)	(270,094)
Net additions on existing portfolios	39,538	8,071	47,609
Additions for current purchases, net	193,654	—	193,654
Effect of foreign currency translation	(64,330)	470	(63,860)
Balance at March 31, 2016	$2,977,955	$200,025	$3,177,980
During the three months ended March 31, 2017, the Company purchased receivable portfolios with a face value of $1.7 billion for $218.7 million, or a purchase cost of 13.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended March 31, 2017 amounted to $419.4 million. During the three months ended March 31, 2016, the Company purchased receivable portfolios with a face value of $3.5 billion for $256.8 million, or a purchase cost of 7.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended March 31, 2016 amounted to $458.6 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2017 and 2016, Zero Basis Revenue was approximately $40.3 million and $31.5 million, respectively.
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	218,727	—	—	218,727
Disposals or transfers to held for sale	(4,771)	—	—	(4,771)
Gross collections(1)	(400,004)	(640)	(40,219)	(440,863)
Put-backs and Recalls(2)	(1,757)	—	(33)	(1,790)
Foreign currency adjustments	30,020	(84)	—	29,936
Revenue recognized	211,105	—	38,733	249,838
Portfolio allowance reversals, net	613	—	1,519	2,132
Balance, end of period	$2,422,299	$13,719	$—	$2,436,018
Revenue as a percentage of collections(3)	52.8%	0.0%	96.3%	56.7%

	Three Months Ended March 31, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	256,753	—	—	256,753
Gross collections(1)	(415,727)	(633)	(31,445)	(447,805)
Put-backs and Recalls(2)	(12,885)	(6)	(102)	(12,993)
Foreign currency adjustments	(19,887)	147	—	(19,740)
Revenue recognized	238,078	—	29,825	267,903
Portfolio allowance reversals, net	469	—	1,722	2,191
Balance, end of period	$2,482,855	$4,123	$—	$2,486,978
Revenue as a percentage of collections(3)	57.3%	0.0%	94.8%	59.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$137,037	$60,588
Reversal of prior allowances	(2,132)	(2,191)
Effect of foreign currency translation	1,420	—
Balance at end of period	$136,325	$58,397

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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2017	December 31, 2016
Court costs advanced	$675,043	$654,356
Court costs recovered	(269,070)	(261,243)
Court costs reserve	(334,639)	(327,926)
Deferred court costs	$71,334	$65,187
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$(327,926)	$(318,784)
Provision for court costs	(18,005)	(18,898)
Net down of reserve after deferral period	12,024	12,978
Effect of foreign currency translation	(732)	679
Balance at end of period	$(334,639)	$(324,025)
Note 8: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred tax assets	$55,076	$51,077
Identifiable intangible assets, net	27,490	28,243
Assets held for sale	24,840	21,147
Prepaid expenses	20,379	18,036
Other financial receivables	18,768	18,732
Service fee receivables	18,436	15,156
Receivable from seller	5,388	5,388
Security deposits	3,181	2,781
Derivative instruments	2,762	1,122
Other	52,846	53,765
Total	$229,166	$215,447

Note 9: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	March 31, 2017	December 31, 2016
Encore revolving credit facility	$533,000	$578,000
Encore term loan facility	118,567	164,615
Encore senior secured notes	8,232	11,320
Encore convertible notes	548,500	448,500
Less: Debt discount	(40,105)	(31,968)
Cabot senior secured notes	1,300,703	1,280,241
Add: Debt premium	16,954	17,686
Less: Debt discount	(2,125)	(2,200)
Cabot senior revolving credit facility	66,912	33,218
Preferred equity certificates	215,586	205,975
Other credit facilities	78,941	74,551
Other	63,282	62,608
Capital lease obligations	4,248	5,091
	2,912,695	2,847,637
Less: debt issuance costs, net of amortization	(42,088)	(41,654)
Total	$2,870,607	$2,805,983
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016, which was amended on March 2, 2017 by an Incremental Term Loan and Extension Agreement and on March 29, 2017 by an Incremental Facility Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $801.7 million (the “Revolving Credit Facility”), a term loan facility of $120.4 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $25.3 million of which has been exercised). The Senior Secured Credit Facilities have a five year maturity expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $32.1 million and $168.6 million expiring in November 2017 and February 2019, respectively, and (2) two subtranches of the Term Loan Facility of $4.8 million and $18.0 million, expiring in November 2017 and February 2019, respectively.
Provisions of the Restated Credit Agreement include, but are not limited to:

•
Revolving Credit Facility commitments of (1) $601.0 million that expire in December 2021, (2) $168.6 million that expire in February 2019 and (3) $32.1 million that expire in November 2017, in each case with interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (b) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;

•
A $97.6 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries.

Principal amortizes $4.9 million in each of 2017 and 2018, $7.3 million in each of 2019 and 2020, and $7.3 million in 2021 with the remaining principal due at the end of the term;

•
A $18.0 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $1.8 million in each of 2017 and 2018 with the remaining principal due at the end of the term;

•
A $4.8 million term loan maturing in November 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $0.5 million in 2017 with the remaining principal due at the end of the term;

•
A borrowing base under the Revolving Credit Facility equal to 35% of all eligible non-bankruptcy estimated remaining collections plus 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy;

•	A maximum cash flow leverage ratio permitted of 3.00:1.00;

•	A maximum cash flow first-lien leverage ratio of 2.00:1.00;

•	A minimum interest coverage ratio of 1.75:1.00;

•	The allowance of indebtedness in the form of senior secured notes not to exceed $150.0 million;

•	The allowance of additional unsecured or subordinated indebtedness not to exceed $1.1 billion, including junior lien indebtedness not to exceed $400.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $150.0 million of Encore’s common stock after July 9, 2015, subject to compliance with certain covenants and available borrowing capacity;

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
At March 31, 2017, the outstanding balance under the Revolving Credit Facility was $533.0 million, which bore a weighted average interest rate of 3.79% and 3.49% for the three months ended March 31, 2017 and 2016, respectively. Available capacity under the Revolving Credit Facility, subject to borrowing base and applicable debt covenants, was $268.7 million as of March 31, 2017, not including the $224.7 million additional capacity provided by the facility’s remaining accordion feature. At March 31, 2017, the outstanding balance under the Term Loan Facility was $118.6 million.

Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of March 31, 2017, $4.1 million of the 7.375% Senior Secured Notes and $4.1 million of the 7.75% Senior Secured Notes, for an aggregate of $8.2 million, remained outstanding.
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
Encore Convertible Notes
In November and December 2012, Encore sold $115.0 million aggregate principal amount of 3.0% 2017 Convertible Notes that mature on November 27, 2017 in private placement transactions (the “2017 Convertible Notes”). In June and July 2013, Encore sold $172.5 million aggregate principal amount of 3.0% 2020 Convertible Notes that mature on July 1, 2020 in private placement transactions (the “2020 Convertible Notes”). In March 2014, Encore sold $161.0 million aggregate principal amount of 2.875% 2021 Convertible Notes that mature on March 15, 2021 in private placement transactions (the “2021 Convertible Notes”). The interest on these unsecured convertible senior notes is payable semi-annually.
On February 27, 2017, Encore entered into a purchase agreement with certain initial purchasers relating to an offering of $150.0 million aggregate principal amount of the Company’s 3.25% Convertible Senior Notes due 2022 (the “2022 Convertible Notes” and together with the 2017 Convertible Notes, the 2020 Convertible Notes and the 2021 Convertible Notes, the “Convertible Notes”) for cash in a private placement that closed on March 3, 2017. The 2022 Convertible Notes will mature on March 15, 2022, unless earlier repurchased or converted. The 2022 Convertible Notes will bear interest at a rate of 3.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017.
The net proceeds from the sale of the $150.0 million aggregate principal amount of the 2022 Convertible Notes were approximately $145.3 million, after deducting the initial purchasers’ discounts and the estimated offering expenses payable by the Company. The Company used approximately $60.4 million of the net proceeds from the offering to repurchase, in separate transactions, $50.0 million aggregate principal amount of its 2017 Convertible Notes. In accordance with authoritative guidance, the total consideration allocated to the extinguishment of the liability component was approximately $49.7 million and the total consideration allocated to the re-acquisition of the equity component was approximately $10.7 million. Because the net carrying value of the repurchased portion of the 2017 Convertible Notes was $48.9 million, the Company recognized a loss of approximately $0.8 million on the repurchase transaction.
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of March 31, 2017 are listed below.

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes
Initial conversion price	$31.56	$45.72	$59.39	$45.57
Closing stock price at date of issuance	$25.66	$33.35	$47.51	$35.05
Closing stock price date	November 27, 2012	June 24, 2013	March 5, 2014	February 27, 2017
Conversion rate (shares per $1,000 principal amount)	31.6832	21.8718	16.8386	21.9467
Conversion date(1)	May 27, 2017	January 1, 2020	September 15, 2020	September 15, 2021
_______________________

(1)
The 2017 Convertible Notes became convertible on January 2, 2014, as certain early conversion events were satisfied. Refer to “Conversion and Earnings Per Share Impact” section below for further details.

In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount of the notes. The excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. In the event of conversion, holders of the Company’s 2020 Convertible Notes, 2021 Convertible Notes, and 2022 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when, during any quarter, the average share price of the Company’s common stock exceeds the initial conversion prices listed in the above table.
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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes (1)	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes
Debt component	$64,646	$140,247	$143,645	$137,266
Equity component	$354	$32,253	$17,355	$12,734
Equity issuance cost	$788	$1,106	$581	$398
Stated interest rate	3.000%	3.000%	2.875%	3.250%
Effective interest rate	3.750%	6.350%	4.700%	5.200%
________________________

(1)
As discussed above, in February 2017, the Company repurchased $50.0 million aggregate principal amount of its 2017 Convertible Notes. This transaction is treated as debt extinguishment and the effective interest rate has been updated from 6.000% to 3.750%, which represents the effective interest rate for the remaining 2017 Convertible Notes at the time of repurchase.

The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	March 31, 2017	December 31, 2016
Liability component—principal amount	$548,500	$448,500
Unamortized debt discount	(40,105)	(31,968)
Liability component—net carrying amount	$508,395	$416,532
Equity component	$62,384	$61,314

The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense—stated coupon rate	$3,524	$3,311
Interest expense—amortization of debt discount	2,486	2,427
Total interest expense—convertible notes	$6,010	$5,738
Convertible Notes Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company maintains a hedge program that increases the effective conversion price for each of the 2017 Convertible Notes, 2020 Convertible Notes, and 2021 Convertible Notes. The Company did not hedge the 2022 Convertible Notes. All of the hedge instruments related to the Convertible Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. In accordance with authoritative guidance, the Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.
The details of the hedge program for each of the Convertible Notes are listed below (in thousands, except conversion price):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Cost of the hedge transaction(s)	$50,595	$18,113	$19,545
Initial conversion price	$31.56	$45.72	$59.39
Effective conversion price	$60.00	$61.55	$83.14
In connection with the partial repurchase of the 2017 Convertible Notes as described above, the Company terminated a portion of its convertible note hedge transactions in a notional amount corresponding to the amount of the 2017 Convertible Notes repurchased. The Company received approximately $5.6 million of proceeds in connection with the unwinding of the hedge transactions and recorded these proceeds as increase in additional paid-in capital.
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $71.7 million as of March 31, 2017. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount. The excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. As a result, the Company reclassified $0.3 million of the equity component to temporary equity as of March 31, 2017. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.

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
On October 6, 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes,” and together with the Cabot 2019 Notes, the Cabot 2020 Notes and the Cabot 2021 Notes, the “Cabot Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes were issued at a price equal to 100% of their face value. The proceeds from the offering were used to (1) redeem in full the Cabot 2019 Notes plus a call premium of £13.7 million (approximately $17.4 million), (2) partially repay amounts outstanding under Cabot’s revolving credit facility, (3) pay accrued interest on the Cabot 2019 Notes, and (4) pay fees and expenses in relation to the offering of the Cabot 2023 Notes.
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
On July 25, 2013, Marlin Intermediate Holdings plc (“Marlin”), a subsidiary of Cabot, issued £150.0 million (approximately $246.5 million) in aggregate principal amount of 10.5% Senior Secured Notes due 2020 (the “Marlin Bonds”). Interest on the Marlin Bonds is payable semi-annually, in arrears, on February 1 and August 1 of each year. Cabot assumed the Marlin Bonds as a result of the acquisition of Marlin. The carrying value of the Marlin Bonds was adjusted to approximately $284.2 million to reflect the fair value of the Marlin Bonds at the time of acquisition.

The Marlin Bonds are fully and unconditionally guaranteed on a senior secured basis by Cabot Financial Limited and each of Cabot Financial Limited’s material subsidiaries other than Marlin Intermediate Holdings plc, each of which is an indirect subsidiary of the Company. Subject to the Intercreditor Agreement described below under “Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Marlin Bonds are pari passu with each such guarantee given in respect of the Cabot Notes, the Cabot Floating Rate Notes and the Cabot Credit Facility.
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense—stated coupon rate	$23,982	$27,643
Interest income—accretion of debt premium	(1,016)	(2,618)
Interest expense—amortization of debt discount	110	127
Total interest expense—Cabot senior secured notes	$23,076	$25,152
At March 31, 2017, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was $1.3 billion.
Cabot Senior Revolving Credit Facility
On September 20, 2012, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an agreement for a senior committed revolving credit facility of £50.0 million (approximately $82.7 million) (the “Cabot Credit Agreement”). Since such date there have been a number of amendments made, including, but not limited to, increases in the lenders’ total commitments thereunder to £250.0 million (approximately $316.2 million). On March 31, 2017, Cabot Financial UK amended and restated its existing senior secured revolving credit facility agreement effective as of April 3, 2017 to, among other things, extend the termination date for a £50.0 million tranche of commitments to March 2022 (as amended and restated, the “Cabot Credit Facility”). The Cabot Credit Facility also includes an uncommitted accordion provision which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness, among other conditions precedent.
The Cabot Credit Facility consists of a £200.0 million tranche that expires in September 2019 and a £50.0 million tranche that expires in March 2022, and includes the following key provisions:

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
At March 31, 2017, the outstanding borrowings under the Cabot Credit Facility were approximately $66.9 million. The weighted average interest rate was 3.51% and 4.01% for the three months ended March 31, 2017 and 2016, respectively.

Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a.r.l. (“Encore Europe”), completed the acquisition of Cabot (the “Cabot Acquisition”) by acquiring 50.1% of the equity interest in Janus Holdings S.a.r.l. (“Janus Holdings”). Encore Europe purchased from J.C. Flowers & Co. LLC (“JC Flowers”): (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge PECs with a face value of £10,177,781 (approximately $15.5 million), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.
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
As of March 31, 2017, the outstanding balance of the PECs, including accrued interest, was approximately $215.6 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of March 31, 2017, the Company’s combined obligations for capital leases were approximately $4.2 million. These capital lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 11.1%.
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
The Company’s VIEs include its subsidiary, Janus Holdings, and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies.
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
The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Note 11: Income Taxes
Income tax benefits for loss from continuing operations were $12.1 million and $10.1 million during the three months ended March 31, 2017 and 2016, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2017	2016
Federal provision	35.0%	35.0%
State provision	3.3%	4.0%
International provision (benefit)(1)	4.3%	(9.8)%
Permanent items	0.8%	0.8%
Other(2)	0.9%	(4.6)%
Effective rate	44.3%	25.4%
________________________

(1)
Relates primarily to lower tax rates on income or loss attributable to international operations. Effective January 1, 2017, there was a change to U.K. tax law that resulted in an unfavorable deductibility on interest expenses as compared to the prior period.

(2)	Includes the effect of discrete items.

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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2017 and 2016, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.2 million at March 31, 2017. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.1 million as of March 31, 2017. The gross unrecognized tax benefits did not change from December 31, 2016.
During the three months ended March 31, 2017, the Company did not provide for U.S. income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries was approximately zero during the three months ended March 31, 2017.
Note 12: Commitments and Contingencies
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
At March 31, 2017, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of March 31, 2017, other than the reserves for the Consumer Finance Protection Bureau (“CFPB”) and ancillary state regulatory matters, and the TCPA settlement fund discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2017, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.4 billion for a purchase price of approximately $288.6 million. Most purchase commitments do not extend past one year.
Note 13: Segment Information
The Company conducts business through several operating segments that meet the aggregation criteria under authoritative guidance related to segment reporting. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. Prior to the first quarter 2016 the Company had determined that it had two reportable segments: portfolio purchasing and recovery and tax lien business. As discussed in Note 2, “Discontinued Operations,” on March 31, 2016, the Company completed the divestiture of its membership interests in Propel, which comprised the entire tax lien business segment. Propel’s operations are presented as discontinued operations in the Company’s condensed consolidated statements of income. Beginning in the first quarter 2016, the Company has one reportable segment, portfolio purchasing and recovery.
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues(1):
United States	$170,316	$170,731
International
Europe(2)	77,938	97,360
Other foreign countries	23,687	20,926
	101,625	118,286
Total	$271,941	$289,017
________________________

(1)	Revenues are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2017 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2016	$785,032
Effect of foreign currency translation	11,376
Balance, March 31, 2017	$796,408
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$21,710	$(3,905)	$17,805	$21,200	$(3,220)	$17,980
Developed technologies	6,640	(4,343)	2,297	6,497	(3,891)	2,606
Trade name and other	12,823	(5,435)	7,388	12,566	(4,909)	7,657
Total intangible assets	$41,173	$(13,683)	$27,490	$40,263	$(12,020)	$28,243

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Our subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. Our majority-owned subsidiary, Baycorp Holdings Pty Limited (“Baycorp”), is one of Australasia's leading debt resolution specialists. In India, after a lengthy period of preparation and regulatory review, Encore’s Asset Reconstruction Company (“EARC”) is operational and has recently completed initial immaterial purchases.
On March 31, 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC (“Propel”). Propel represented our entire tax lien business reportable segment prior to the divestiture. Propel’s operations are presented as discontinued operations in our condensed consolidated statements of income. Beginning in the first quarter 2016, we conduct business through one reportable segment, portfolio purchasing and recovery.
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

Government Regulation
United States
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” in our Annual Report on Form 10-K, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices.
International
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” in our Annual Report on Form 10-K, our international operations are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business.
In the United Kingdom, Cabot applied for full authorization of its business with the FCA in March 2015 and Cabot Credit Management Group Limited (“CCMG”), a Cabot subsidiary, became authorized and regulated by the FCA in March 2016. CCMG appointed other Cabot subsidiaries to carry out debt-collecting and debt administration services on its behalf. CCMG assumes full regulatory responsibility for such entities. In addition to the permissions granted as part of this authorization, Cabot successfully applied for additional permission to collect MCOB (Mortgage/Secured) debt in November 2016, this was unconditionally granted in February 2017.
Also in the United Kingdom, an area of new legislation will be the extension of the Senior Managers and Certification Regime to all sectors of the financial services industry, which is due to be implemented from 2018. Although the final implementation details are not currently available it is expected that the extended regime will reflect a proportionate version of the regime applied to U.K. banks in 2016. The Senior Managers and Certification Regime was designed to drive up individual accountability and general governance standards.
In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015, which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following loan book sales was published in January 2015. Cabot is registered with and regulated by the Central Bank of Ireland for credit servicing activities and its activities are subject to detailed rules on consumer protection. Cabot has been issued with a conditional authorization, subject to final information being sent, which has now been sent.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit”. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. In March 2017, the United Kingdom formally triggered the process of leaving the E.U. by invoking Article 50 of the Treaty on European Union. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications Brexit will have and how it will affect us.
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
Europe
The U.K. market for charged-off portfolios has grown significantly in recent years driven by a consolidation of sellers and a material backlog of portfolio coming to market from credit issuers who are selling an increasing proportion of their non-performing loans. Prices for portfolios offered for sale directly from credit issuers remain at levels higher than historical averages. We expect that as a result of an increase in available funding to industry participants, and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we believe that with our competitive advantages, we will continue to be able to generate strong risk adjusted returns in the U.K. market.
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

	Three Months Ended March 31,
	2017	2016
United States:
Credit card	$112,726	$131,395
Consumer bankruptcy receivables	10,152	11,075
Subtotal	122,878	142,470
Europe:
Credit card	85,113	92,401
Other	—	1,098
Subtotal	85,113	93,499
Other geographies:
Credit card	10,000	17,809
Other	736	2,975
Subtotal	10,736	20,784
Total purchases	$218,727	$256,753
During the three months ended March 31, 2017, we invested $218.7 million to acquire consumer receivable portfolios, with face values aggregating $1.7 billion, for an average purchase price of 13.2% of face value. This is a $38.1 million, or 14.8%, decrease in the amount invested, compared with the $256.8 million invested during the three months ended March 31, 2016, to acquire consumer receivable portfolios with face values aggregating $3.5 billion, for an average purchase price of 7.2% of face value.
In the United States, capital deployment decreased for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. However, as a result of the improved pricing environment, we were able to deploy less capital to acquire portfolios with a similar level of estimated gross collections. The total estimated gross collections to purchase price multiple on purchases of credit card portfolios increased to 2.0 during the three months ended March 31, 2017 compared to 1.7 during the corresponding period in the prior year.
In Europe, capital deployment for the three months ended March 31, 2017 decreased as compared to the corresponding period in the prior year, primarily driven by larger than usual portfolio purchases in Spain during the prior year and the unfavorable impact of foreign currency translation, which was primarily the result of the weakening of the British Pound against the U.S. dollar.
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

The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016
United States:
Collection sites	$131,718	$128,390
Legal collections	143,452	154,050
Collection agencies(1)	12,305	14,673
Subtotal	287,475	297,113
Europe:
Collection sites	73,331	58,831
Legal collections	29,266	31,478
Collection agencies	23,361	36,825
Subtotal	125,958	127,134
Other geographies:
Collection sites	20,858	17,629
Legal collections	1,784	2,418
Collection agencies	4,788	3,511
Subtotal	27,430	23,558
Total collections	$440,863	$447,805
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections decreased by $6.9 million, or 1.6%, to $440.9 million during the three months ended March 31, 2017, from $447.8 million during the three months ended March 31, 2016. The decrease of collections in the United States was primarily due to a decrease in legal collections resulting from temporary delays we encountered through the third quarter of 2016 in receiving media from issuers required to initiate the legal process for a number of accounts. We have seen increased legal collections as compared to the second half of 2016 and expect that the majority of legal collections delayed in 2016 will be shifted to 2017. The decrease in collections in Europe was primarily due to the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
Revenues
Revenue from receivable portfolios, net	$251,970	92.7%	$270,094	93.5%
Other revenues	19,971	7.3%	18,923	6.5%
Total revenues	271,941	100.0%	289,017	100.0%
Operating expenses
Salaries and employee benefits	68,278	25.1%	69,642	24.1%
Cost of legal collections	47,957	17.6%	54,308	18.8%
Other operating expenses	26,360	9.7%	26,343	9.1%
Collection agency commissions	11,562	4.2%	10,120	3.5%
General and administrative expenses	33,318	12.3%	35,239	12.2%
Depreciation and amortization	8,625	3.2%	9,861	3.4%
Total operating expenses	196,100	72.1%	205,513	71.1%
Income from operations	75,841	27.9%	83,504	28.9%
Other (expense) income
Interest expense	(49,198)	(18.1)%	(50,691)	(17.5)%
Other income	602	0.2%	7,124	2.4%
Total other expense	(48,596)	(17.9)%	(43,567)	(15.1)%
Income from continuing operations before income taxes	27,245	10.0%	39,937	13.8%
Provision for income taxes	(12,067)	(4.4)%	(10,148)	(3.5)%
Income from continuing operations	15,178	5.6%	29,789	10.3%
Loss from discontinued operations, net of tax	(199)	(0.1)%	(3,182)	(1.1)%
Net income	14,979	5.5%	26,607	9.2%
Net loss (income) attributable to noncontrolling interest	7,119	2.6%	(913)	(0.3)%
Net income attributable to Encore Capital Group, Inc. stockholders	$22,098	8.1%	$25,694	8.9%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$70,306	$—	$70,306	$89,533	$—	$89,533
Total operating expenses	(43,327)	—	(43,327)	(50,830)	—	(50,830)
Income from operations	26,979	—	26,979	38,703	—	38,703
Interest expense-non-PEC	(25,639)	—	(25,639)	(28,272)	—	(28,272)
PEC interest (expense) income	(12,039)	5,900	(6,139)	(12,411)	6,082	(6,329)
Other (expense) income	(352)	—	(352)	5,966	—	5,966
(Loss) income before income taxes	(11,051)	5,900	(5,151)	3,986	6,082	10,068
Benefit (provision) for income taxes	180	—	180	(1,687)	—	(1,687)
Net (loss) income	(10,871)	5,900	(4,971)	2,299	6,082	8,381
Net loss (income) attributable to noncontrolling interest	1,427	4,712	6,139	(322)	(987)	(1,309)
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(9,444)	$10,612	$1,168	$1,977	$5,095	$7,072
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.

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

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were impacted by foreign currency translation, primarily by the weakening of the British Pound, which devalued against the U.S. dollar by 13.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Portfolio revenue was $252.0 million during the three months ended March 31, 2017, a decrease of $18.1 million, or 6.7%, compared to $270.1 million during the three months ended March 31, 2016. The decrease in portfolio revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to reduced portfolio balance resulting from a large allowance charge recorded on certain pools in Europe in the third quarter of 2016 and the negative impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2017					As of March 31, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$37,095	$35,586	95.9%	$1,519	14.2%	$—	—
2007	546	130	23.8%	—	0.1%	567	4.6%
2008	1,253	640	51.1%	613	0.3%	3,630	5.2%
2009(5)	—	—	—		—	—	—
2010	1,106	299	27.0%	—	0.1%	—	—
2011	5,795	4,422	76.3%	—	1.8%	6,489	19.2%
2012	22,614	14,567	64.4%	—	5.8%	30,818	13.1%
2013	39,513	25,729	65.1%	—	10.3%	76,828	9.8%
2014	43,524	22,383	51.4%	—	9.0%	165,808	4.1%
2015	55,981	21,773	38.9%	—	8.7%	278,224	2.4%
2016	76,187	39,030	51.2%	—	15.6%	477,710	2.5%
2017	3,861	3,586	92.9%	—	1.4%	122,486	2.7%
Subtotal	287,475	168,145	58.5%	2,132	67.3%	1,162,560	3.6%
Europe:
2013	38,107	23,007	60.4%	—	9.2%	246,034	3.0%
2014	35,125	18,978	54.0%	—	7.6%	297,590	2.1%
2015	27,898	12,255	43.9%	—	4.9%	244,022	1.6%
2016	22,748	9,668	42.5%		3.9%	220,602	1.6%
2017	2,080	1,071	51.5%	—	0.4%	84,452	1.3%
Subtotal	125,958	64,979	51.6%	—	26.0%	1,092,700	2.0%
Other geographies:
ZBA(4)	3,124	3,146	100.7%	—	1.3%	—	—
2013	326	—	—	—	0.0%	721	0.0%
2014	2,547	3,881	152.4%	—	1.5%	59,069	2.2%
2015	10,934	5,669	51.8%	—	2.3%	49,225	3.6%
2016	9,824	3,904	39.7%	—	1.6%	61,553	2.0%
2017	675	114	16.9%	—	0.0%	10,190	1.4%
Subtotal	27,430	16,714	60.9%	—	6.7%	180,758	2.4%
Total	$440,863	$249,838	56.7%	$2,132	100.0%	$2,436,018	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Three Months Ended March 31, 2016					As of March 31, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$29,774	$28,148	94.5%	$1,722	10.5%	$—	—
2007	576	220	38.2%	147	0.1%	1,389	4.6%
2008	2,854	1,710	59.9%	322	0.6%	4,976	9.3%
2009(5)	—	—	—	—	—	—	—
2010	2,984	2,312	77.5%	—	0.9%	3,048	21.2%
2011	22,241	15,076	67.8%	—	5.6%	20,076	18.7%
2012	34,625	22,008	63.6%	—	8.2%	67,190	9.6%
2013	61,293	37,252	60.8%	—	13.9%	137,457	8.0%
2014	66,726	31,845	47.7%	—	11.9%	256,377	3.8%
2015	70,225	27,490	39.1%	—	10.3%	401,376	1.9%
2016	5,815	2,470	42.5%	—	0.9%	139,300	1.8%
Subtotal	297,113	168,531	56.7%	2,191	62.9%	1,031,189	4.2%
Europe:
2013	45,543	38,508	84.6%	—	14.4%	419,359	3.1%
2014	43,145	26,386	61.2%	—	9.8%	419,870	2.1%
2015	33,546	17,326	51.6%	—	6.5%	353,628	1.7%
2016	4,900	2,496	50.9%	—	0.9%	94,300	1.5%
Subtotal	127,134	84,716	66.6%	—	31.6%	1,287,157	2.2%
Other geographies:
ZBA(4)	1,671	1,677	100.4%	—	0.6%	—	—
2013	371	—	0.0%	—	0.0%	2,163	0.0%
2014	4,397	4,565	103.8%	—	1.7%	67,601	2.4%
2015	15,084	7,541	50.0%	—	2.8%	78,709	3.2%
2016	2,035	873	42.9%	—	0.3%	20,159	2.4%
Subtotal	23,558	14,656	62.2%	—	5.5%	168,632	2.7%
Total	$447,805	$267,903	59.8%	$2,191	100.0%	$2,486,978	3.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

Other revenues were $20.0 million and $18.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase in other revenues was primarily attributable to fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans, offset by the negative impact of foreign currency translation. Most of our other revenues are from our international subsidiaries and therefore, other revenues were unfavorably impacted by the strengthening of the U.S. dollar relative to other foreign currencies during the period presented.

Operating Expenses
Total operating expenses were $196.1 million during the three months ended March 31, 2017, a decrease of $9.4 million, or 4.6%, compared to total operating expenses of $205.5 million during the three months ended March 31, 2016.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits decreased $1.3 million, or 2.0%, to $68.3 million during the three months ended March 31, 2017, from $69.6 million during the three months ended March 31, 2016. The decrease was primarily the result of decreased stock-based compensation expense.
Stock-based compensation decreased $2.9 million, or 79.8%, to $0.8 million during the three months ended March 31, 2017, from $3.7 million during the three months ended March 31, 2016. The decreases were primarily attributable to expense reversals resulting from adjustments to estimated vesting of certain performance-based awards and lower fair value of equity awards granted in recent periods.
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
During the three months ended March 31, 2017, overall cost of legal collections decreased $6.3 million, or 11.7%, to $48.0 million, as compared to $54.3 million during the corresponding period in the prior year. Cost of legal collections in the United States decreased by $4.1 million, or 9.0% and cost of legal collections in Europe decreased by $2.4 million, or 29.9%, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 27.5% during the three months ended March 31, 2017, a decrease from 28.9% during the corresponding period in 2016. The cost of legal collections as a percentage of gross collections through this channel in the United States was 29.0% and 29.7% during the three months ended March 31, 2017 and 2016, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 19.6% and 26.0% during the three months ended March 31, 2017 and 2016, respectively.
The decreases in the cost of legal collections and the cost of legal collections as a percentage of gross collections in the United States during the periods presented were due to an improved recovery rate on accounts placed in our legal channel. The decrease in the cost of legal collections and the cost of legal collections as a percentage of gross collections in Europe during the periods presented were due to a reduction in upfront court costs as a result of fewer accounts placed in this channel.
Other Operating Expenses
Other operating expenses increased slightly by $0.1 million, or 0.1%, to $26.4 million during the three months ended March 31, 2017, from $26.3 million during the three months ended March 31, 2016.
Collection Agency Commissions
During the three months ended March 31, 2017, we incurred $11.6 million in commissions to third-party collection agencies, or 28.6% of the related gross collections of $40.5 million. During the period, the commission rate as a percentage of related gross collections was 8.0% and 37.8% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended March 31, 2016, we incurred $10.1 million in commissions, or 18.4%, of the related gross collections of $55.0 million. During the period, the commission rate as a percentage of related gross collections was 11.1% and 21.3% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses decreased $1.9 million, or 5.5%, to $33.3 million during the three months ended March 31, 2017, from $35.2 million during the three months ended March 31, 2016. Excluding acquisition, integration and restructuring related expenses, and settlement fees and related administrative expenses of $0.6 million and $4.9 million during the three months ended March 31, 2017 and 2016, respectively, general and administrative expenses increased by $2.3 million, or 7.7%, to $32.7 million during the three months ended March 31, 2017, from $30.4 million during the three months ended March 31, 2016. The increase was primarily due to increased general and administrative expenses at our international subsidiaries.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.3 million, or 12.5%, to $8.6 million during the three months ended March 31, 2017, from $9.9 million during the three months ended March 31, 2016. During the three months ended March 31, 2016, one of our international subsidiaries wrote-off approximately $0.9 million of intangible assets, which resulted in the decrease of amortization expense in the current quarter.
Interest Expense
Interest expense decreased $1.5 million to $49.2 million during the three months ended March 31, 2017, from $50.7 million during the three months ended March 31, 2016.
The following tables summarize our interest expense (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change
Stated interest on debt obligations	$37,871	$41,386	$(3,515)
Interest expense on preferred equity certificates	6,139	6,329	(190)
Amortization of loan fees and other loan costs	3,608	3,040	568
Amortization of debt discount	2,596	2,554	42
Accretion of debt premium	(1,016)	(2,618)	1,602
Total interest expense	$49,198	$50,691	$(1,493)
The payment of the accumulated interest on the preferred equity certificates issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
The decrease in interest expense during the three months ended March 31, 2017 as compared to the corresponding period in 2016 was primarily attributable to the negative impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses and interest income. Other income was $0.6 million during the three months ended March 31, 2017, down from other income of $7.1 million during the three months ended March 31, 2016. The decrease during the three months ended March 31, 2017 was primarily due to a net gain of $5.4 million recognized on foreign exchange contracts in the prior period.
Provision for Income Taxes
We recorded income tax expense for income from continuing operations of $12.1 million and $10.1 million, during the three months ended March 31, 2017 and 2016, respectively.

The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2017	2016
Federal provision	35.0%	35.0%
State provision	3.3%	4.0%
International provision (benefit)(1)	4.3%	(9.8)%
Permanent items	0.8%	0.8%
Other(2)	0.9%	(4.6)%
Effective rate	44.3%	25.4%
________________________

(1)
Relates primarily to lower tax rates on income or loss attributable to international operations. Effective January 1, 2017, there was a change to U.K. tax law that resulted in an unfavorable deductibility on interest expenses as compared to the prior period.

(2)	Includes the effect of discrete items.

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
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2017 and 2016 was immaterial.
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

	Three Months Ended March 31,
	2017	2016
United States	40.6%	39.2%
Europe	28.5%	33.7%
Other geographies	51.1%	40.0%
Overall cost per dollar collected	37.8%	37.7%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended March 31, 2017 was 37.8%, up 10 basis points from 37.7% during the prior period. The increase in overall cost-to-collect during the three months ended March 31, 2017, as compared to the corresponding period in the prior year, was primarily due to increased cost-to-collect in the United States, offset by improved cost-to-collect in Europe.
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
The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. During the periods in which GAAP diluted earnings per share includes the dilutive effect of common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes, we present these metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns. Our GAAP diluted earnings per share do not include any dilutive effect attributable to our senior convertible notes during the three months ended March 31, 2017 and 2016, therefore, the adjusted income from continuing operations per diluted shares-accounting and per diluted shares-economic are the same during the periods presented below (in thousands, except per share data):

	Three Months Ended March 31,
	2017		2016
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income from continuing operations attributable to Encore, as reported	$22,297	$0.85	$28,876	$1.12
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	3,014	0.12	2,909	0.11
Acquisition, integration and restructuring related expenses(1)	855	0.04	3,059	0.12
Settlement fees and related administrative expenses(2)	—	—	2,988	0.12
Amortization of certain acquired intangible assets(3)	560	0.02	1,074	0.04
Income tax effect of the adjustments(4)	(1,489)	(0.06)	(3,283)	(0.13)
Adjustments attributable to noncontrolling interest(5)	(482)	(0.02)	(1,218)	(0.05)
Adjusted income from continuing operations attributable to Encore	$24,755	$0.95	$34,405	$1.33
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents litigation and government settlement fees and related administrative expenses. For the three months ended March 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
As we continue to acquire debt solution service providers around the world, the acquired intangible assets, such as trade names and customer relationships, have grown substantially. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share.

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

	Three Months Ended March 31,
	2017	2016
GAAP net income, as reported	$14,979	$26,607
Adjustments:
Loss from discontinued operations, net of tax	199	3,182
Interest expense	49,198	50,691
Interest income(1)	(779)	(499)
Provision for income taxes	12,067	10,148
Depreciation and amortization	8,625	9,861
Stock-based compensation expense	750	3,718
Acquisition, integration and restructuring related expenses(2)	855	2,141
Settlement fees and related administrative expenses(3)	—	2,988
Adjusted EBITDA	$85,894	$108,837

Collections applied to principal balance(4)	$188,893	$177,711
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

(3)
Amount represents litigation and government settlement fees and related administrative expenses. For the three months ended March 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(4)	Collections applied to principal balance represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios, net.

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

	Three Months Ended March 31,
	2017	2016
GAAP total operating expenses, as reported	$196,100	$205,513
Adjustments:
Stock-based compensation expense	(750)	(3,718)
Operating expenses related to non-portfolio purchasing and recovery business(1)	(27,946)	(26,885)
Acquisition, integration and restructuring related expenses(2)	(855)	(3,059)
Settlement fees and related administrative expenses(3)	—	(2,988)
Adjusted operating expenses related to portfolio purchasing and recovery business	$166,549	$168,863
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

(3)
Amount represents litigation and government settlement fees and related administrative expenses. For the three months ended March 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

Cumulative Collections to Purchase Price Multiple
The following table summarizes our consumer and bankruptcy receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2017
		<2008	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total(2)	CCM(3)
United States:
<2008	$923,144	$1,732,000	$329,254	$225,765	$143,969	$96,172	$66,574	$49,054	$36,443	$30,837	$25,313	$5,704	$2,741,085	3.0
2008	227,751	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	18,563	3,979	626,707	2.8
2009	252,980	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	6,441	797,815	3.2
2010	357,364	—	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	11,190	1,054,544	3.0
2011	383,921	—	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	16,070	1,013,479	2.6
2012	549,015	—	—	—	—	—	187,721	350,134	259,252	176,914	113,067	22,614	1,109,702	2.0
2013	552,326	—	—	—	—	—	—	230,051	397,646	298,068	203,386	41,924	1,171,075	2.1
2014	519,032	—	—	—	—	—	—	—	144,178	307,814	216,357	43,524	711,873	1.4
2015	501,143	—	—	—	—	—	—	—	—	105,610	231,102	55,981	392,693	0.8
2016	558,553	—	—	—	—	—	—	—	—	—	110,875	76,187	187,062	0.3
2017	122,762	—	—	—	—	—	—	—	—	—	—	3,861	3,861	—
Subtotal	4,947,991	1,732,000	398,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	287,475	9,809,896	2.0
Europe:
2013	619,079	—	—	—	—	—	—	134,259	249,307	212,129	165,610	38,107	799,412	1.3
2014	630,343	—	—	—	—	—	—	—	135,549	198,127	156,665	35,125	525,466	0.8
2015	423,348	—	—	—	—	—	—	—	—	65,870	127,084	27,898	220,852	0.5
2016	259,480	—	—	—	—	—	—	—	—	—	44,641	22,748	67,389	0.3
2017	85,113	—	—	—	—	—	—	—		—	—	2,080	2,080	—
Subtotal	2,017,363	—	—	—	—	—	—	134,259	384,856	476,126	494,000	125,958	1,615,199	0.8
Other geographies:
2012	6,706	—	—	—	—	—	—	3,848	2,561	1,208	542	143	8,302	1.2
2013	29,568	—	—	—	—	—	—	6,617	17,615	10,334	4,606	959	40,131	1.4
2014	86,989	—	—	—	—	—	—	—	9,652	16,062	18,403	3,049	47,166	0.5
2015	91,290	—	—	—	—	—	—	—	—	15,061	57,064	11,724	83,849	0.9
2016	80,273	—	—	—	—	—	—	—	—	—	29,269	10,880	40,149	0.5
2017	10,736	—	—	—	—	—	—	—	—	—	—	675	675	0.1
Subtotal	305,562	—	—	—	—	—	—	10,465	29,828	42,665	109,884	27,430	220,272	0.7
Total	$7,270,916	$1,732,000	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$440,863	$11,645,367	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2017, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2017 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased consumer and bankruptcy receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2008	$923,144	$2,741,085	$48,409	$2,789,494	3.0
2008	227,751	626,707	46,674	673,381	3.0
2009	252,980	797,815	71,962	869,777	3.4
2010	357,364	1,054,544	118,416	1,172,960	3.3
2011	383,921	1,013,479	142,953	1,156,432	3.0
2012	549,015	1,109,702	156,624	1,266,326	2.3
2013(3)	552,326	1,171,075	320,979	1,492,054	2.7
2014(3)	519,032	711,873	378,675	1,090,548	2.1
2015	501,143	392,693	494,673	887,366	1.8
2016	558,553	187,062	838,292	1,025,354	1.8
2017(4)	122,762	3,861	231,072	234,933	1.9
Subtotal	4,947,991	9,809,896	2,848,729	12,658,625	2.6
Europe:
2013(3)	619,079	799,412	767,610	1,567,022	2.5
2014(3)	630,343	525,466	730,348	1,255,814	2.0
2015(3)	423,348	220,852	517,852	738,704	1.7
2016	259,480	67,389	444,940	512,329	2.0
2017	85,113	2,080	165,617	167,697	2.0
Subtotal	2,017,363	1,615,199	2,626,367	4,241,566	2.1
Other geographies:
2012	6,706	8,302	1,837	10,139	1.5
2013	29,568	40,131	3,780	43,911	1.5
2014	86,989	47,166	126,145	173,311	2.0
2015(3)	91,290	83,849	113,926	197,775	2.2
2016	80,273	40,149	111,920	152,069	1.9
2017	10,736	675	16,067	16,742	1.6
Subtotal	305,562	220,272	373,675	593,947	1.9
Total	$7,270,916	$11,645,367	$5,848,771	$17,494,138	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through March 31, 2017, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

(4)
Amounts represent the combined results of consumer credit card receivable and consumer bankruptcy receivable purchases. For the quarter ended March 31, 2017, the consumer credit card receivable estimated gross collections to purchase price multiple was 2.0 and the consumer bankruptcy estimated gross collections to purchase price multiple was 1.2.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased consumer and bankruptcy receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2017(3)	2018	2019	2020	2021	2022	2023	2024	2025	>2025	Total
United States:
<2008	$14,669	$16,349	$9,576	$5,015	$2,257	$543	$—	$—	$—	$—	$48,409
2008	11,750	13,309	8,901	5,771	3,740	2,418	785	—	—	—	46,674
2009	17,944	20,365	13,145	8,506	5,506	3,559	2,308	629	—	—	71,962
2010	29,841	32,524	21,093	13,753	8,767	5,668	3,678	2,390	702	—	118,416
2011	35,460	38,628	25,103	16,211	10,604	6,961	4,516	2,936	1,908	626	142,953
2012	41,635	41,499	26,197	16,750	10,767	7,673	5,007	3,255	2,115	1,726	156,624
2013(4)	79,872	83,198	56,412	36,617	23,682	15,361	10,449	6,286	4,107	4,995	320,979
2014(4)	95,810	97,327	65,992	43,102	27,811	17,811	11,567	7,495	4,781	6,979	378,675
2015	115,949	121,826	88,821	60,090	37,476	24,501	16,319	10,936	7,198	11,557	494,673
2016	184,335	234,936	159,911	103,147	64,263	35,113	22,224	15,111	10,257	8,995	838,292
2017	47,429	66,382	44,726	28,436	18,606	10,324	5,949	4,124	2,823	2,273	231,072
Subtotal	674,694	766,343	519,877	337,398	213,479	129,932	82,802	53,162	33,891	37,151	2,848,729
Europe:
2013(4)	76,033	107,653	98,377	84,570	73,747	65,693	59,030	53,128	47,902	101,477	767,610
2014(4)	69,763	100,892	93,106	80,428	69,618	61,450	54,953	48,734	42,291	109,113	730,348
2015(4)	52,692	70,469	62,549	52,467	46,115	40,797	36,580	32,653	29,049	94,481	517,852
2016	39,444	66,822	64,427	55,074	41,639	30,478	26,328	23,386	20,996	76,346	444,940
2017	13,905	21,765	19,709	16,519	13,961	12,778	10,828	9,270	8,419	38,463	165,617
Subtotal	251,837	367,601	338,168	289,058	245,080	211,196	187,719	167,171	148,657	419,880	2,626,367
Other geographies:
2012	481	490	317	234	197	118	—	—	—	—	1,837
2013	1,334	1,276	613	295	167	86	9	—	—	—	3,780
2014	9,404	16,084	35,977	40,471	22,510	1,182	129	129	129	130	126,145
2015(4)	21,528	28,529	22,653	16,448	10,186	6,539	3,591	2,302	1,398	752	113,926
2016	19,196	28,900	23,051	16,473	10,759	5,605	3,298	2,215	1,631	792	111,920
2017	2,201	3,674	3,038	2,250	1,653	1,200	836	509	392	314	16,067
Subtotal	54,144	78,953	85,649	76,171	45,472	14,730	7,863	5,155	3,550	1,988	373,675
Total	$980,675	$1,212,897	$943,694	$702,627	$504,031	$355,858	$278,384	$225,488	$186,098	$459,019	$5,848,771
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of March 31, 2017, ERC for Zero Basis Portfolios include approximately $348.0 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies were immaterial.

(2)
The collection forecast of each pool is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2017 amount consists of nine months data from April 1, 2017 to December 31, 2017.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased consumer and bankruptcy receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2017	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2007	$567	$204,063	0.3%	0.0%
2008	3,630	227,751	1.6%	0.3%
2009	—	252,980	0.0%	0.0%
2010	—	357,364	0.0%	0.0%
2011	6,489	383,921	1.7%	0.6%
2012	30,818	549,015	5.6%	2.7%
2013(2)	76,828	552,326	13.9%	6.6%
2014(2)	165,808	519,032	31.9%	14.3%
2015	278,224	501,143	55.5%	23.9%
2016	477,710	558,553	85.5%	41.1%
2017	122,486	122,762	99.8%	10.5%
Subtotal	1,162,560	4,228,910	27.5%	100.0%
Europe:
2013(2)	246,034	619,079	39.7%	22.6%
2014(2)	297,590	630,343	47.2%	27.2%
2015(2)	244,022	423,348	57.6%	22.3%
2016	220,602	259,480	85.0%	20.2%
2017	84,452	85,113	99.2%	7.7%
Subtotal	1,092,700	2,017,363	54.2%	100.0%
Other geographies:
2013	721	29,568	2.4%	0.4%
2014	59,069	86,989	67.9%	32.7%
2015(2)	49,225	91,290	53.9%	27.2%
2016	61,553	80,273	76.7%	34.1%
2017	10,190	10,736	94.9%	5.6%
Subtotal	180,758	298,856	60.5%	100.0%
Total	$2,436,018	$6,545,129	37.2%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of March 31, 2017, we had $2.4 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2017(1)	$219,633	$62,888	$7,730	$290,251
2018	316,817	128,021	24,000	468,838
2019	229,813	126,769	43,848	400,430
2020	154,003	105,118	50,324	309,445
2021	101,238	89,397	33,536	224,171
2022	61,398	80,391	8,589	150,378
2023	41,099	76,324	4,975	122,398
2024	23,779	71,637	3,741	99,157
2025	11,246	69,831	2,387	83,464
2026	3,264	76,668	1,612	81,544
2027	270	70,060	16	70,346
2028	—	69,852	—	69,852
2029	—	34,826	—	34,826
2030	—	20,207	—	20,207
2031	—	9,478	—	9,478
2032	—	1,233	—	1,233
Total	$1,162,560	$1,092,700	$180,758	$2,436,018
________________________

(1)	2017 amount consists of nine months data from April 1, 2017 to December 31, 2017.

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and geographic location:

	Headcount as of March 31,
	2017		2016
	Domestic	International	Domestic(1)	International
General & Administrative	890	2,211	937	2,167
Account Manager	314	3,362	257	3,303
Total	1,204	5,573	1,194	5,470
________________________

(1)	Headcount as of March 31, 2016 includes 83 Propel employees.

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2015	734	$1,041,011	$125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016

	(Unaudited)
Net cash provided by operating activities	$27,160	$31,853
Net cash (used in) provided by investing activities	(48,991)	18,796
Net cash provided by (used in) financing activities	28,293	(61,487)
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
Net cash provided by operating activities was $27.2 million and $31.9 million during the three months ended March 31, 2017 and 2016, respectively. Cash provided by operating activities during the three months ended March 31, 2017 was primarily related to net income of $15.0 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the three months ended March 31, 2016 was primarily related to net income of $26.6 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $49.0 million during the three months ended March 31, 2017. Net cash provided by investing activities was $18.8 million during the three months ended March 31, 2016.
The cash flows used in investing activities during the three months ended March 31, 2017 were primarily related to receivable portfolio purchases of $222.9 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $189.7 million. The cash flows provided by investing activities during the three months ended March 31, 2016 were primarily related to collection proceeds applied to the principal of our receivable portfolios in the amount of $180.8 million and $106.0 million of proceeds from divestiture of Propel, net of cash divested, offset by receivable portfolio purchases of $281.0 million.
Capital expenditures for fixed assets acquired with internal cash flows were $6.1 million and $2.6 million for three months ended March 31, 2017 and 2016, respectively.
Financing Cash Flows
Net cash provided by financing activities was $28.3 million during the three months ended March 31, 2017. Net cash used in financing activities was $61.5 million during the three months ended March 31, 2016. Net cash used in financing activities from discontinued operations was $15.5 million during the three months ended March 31, 2016.
The cash provided by financing activities during the three months ended March 31, 2017 primarily reflects $200.0 million in borrowings under our credit facilities and $150.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2022, offset by $258.1 million in repayments of amounts outstanding under our credit facilities and $60.4 million in repayments of Encore’s convertible notes due 2017 The cash used in financing activities during the three months ended March 31, 2016 primarily reflects $236.4 million in repayments of amounts outstanding under our credit facilities, offset by $188.5 million in borrowings under our credit facilities.
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
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016, which was amended on March 2, 2017 by an Incremental Term Loan and Extension Agreement and on March 29, 2017 by an Incremental Facility Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $801.7 million (the “Revolving Credit Facility”), a term loan facility of $120.4 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $25.3 million of which has been exercised). The Senior Secured Credit Facilities have a five year maturity expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $32.1 million and $168.6 million expiring in November 2017 and February 2019, respectively, and (2) two subtranches of the Term Loan Facility of $4.8 million and $18.0 million, expiring in November 2017 and February 2019, respectively. As of March 31, 2017, we had $533.0 million outstanding and $268.7 million of availability under the Revolving Credit Facility and $118.6 million outstanding under the Term Loan Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £250.0 million (the “Cabot Credit Facility”). The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of March 31, 2017, we had £53.5 million (approximately $66.9 million) outstanding and £196.5 million (approximately $245.8 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 9, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
On February 27, 2017, we entered into a purchase agreement with certain initial purchasers relating to an offering of $150.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) for cash in a private placement that closed on March 3, 2017. The 2022 Convertible Notes will mature on March 15, 2022, unless earlier repurchased or converted. The 2022 Convertible Notes will bear interest at a rate of 3.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017.
The net proceeds from the sale of the $150.0 million aggregate principal amount of the 2022 Convertible Notes were approximately $145.3 million, after deducting the initial purchasers’ discounts and the estimated offering expenses. We used approximately $60.4 million of the net proceeds from the offering to repurchase, in separate transactions, $50.0 million aggregate principal amount of our 3.0% 2017 convertible senior notes (the “2017 Convertible Notes”). As of March 31, 2017, the remaining principal amount of the 2017 Convertible Notes was $65.0 million and will mature on November 27, 2017.
In 2010 and 2011 we sold an aggregate of $75.0 million of senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). As of March 31, 2017, $8.2 million of the Senior Secured Notes were outstanding and due in 2017 and 2018.
Our cash and cash equivalents at March 31, 2017 consisted of $30.0 million held by U.S.-based entities and $129.9 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates. At March 31, 2017, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Interest Rates. At March 31, 2017, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information with respect to this item may be found in Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A – Risk Factors

There is no material change in the information reported under “Part I-Item 1A-Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016
Item 6 – Exhibits

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

10.1+
Amendment, dated February 21, 2017, to the employment offer letter, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.107 to the Company’s Current Report on Form 10-K filed on February 23, 2017)

10.2
Incremental Term Loan and Extension Agreement, dated March 2, 2017, by and among Encore Capital Group, Inc., Cathay Bank, Opus Bank, Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto (filed herewith)

10.3
Indenture, dated March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2017)

10.4	Incremental Facility Agreement, dated March 29, 2017, by and among Encore Capital Group, Inc., Woodforest National Bank, SunTrust Bank, and each of the guarantors, party thereto (filed herewith)

10.5
Amended and Restated Senior Facilities Agreement, dated March 31, 2017, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Date: May 4, 2017