Form 10-Q
period 2017-06-30
ENCORE CAPITAL GROUP INC
filed 2017-08-03
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2017
Common Stock, $0.01 par value	25,740,950 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$146,647	$149,765
Investment in receivable portfolios, net	2,555,925	2,382,809
Property and equipment, net	71,135	72,257
Deferred court costs, net	74,316	65,187
Other assets	239,218	215,447
Goodwill	831,556	785,032
Total assets	$3,918,797	$3,670,497
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$256,982	$234,398
Debt	2,963,929	2,805,983
Other liabilities	29,776	29,601
Total liabilities	3,250,687	3,069,982
Commitments and contingencies
Redeemable noncontrolling interest	126,215	45,755
Redeemable equity component of convertible senior notes	192	2,995
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,741 shares and 25,593 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	257	256
Additional paid-in capital	43,076	103,392
Accumulated earnings	593,290	560,567
Accumulated other comprehensive loss	(83,110)	(104,911)
Total Encore Capital Group, Inc. stockholders’ equity	553,513	559,304
Noncontrolling interest	(11,810)	(7,539)
Total equity	541,703	551,765
Total liabilities, redeemable equity and equity	$3,918,797	$3,670,497
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

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$43,077	$55,823
Investment in receivable portfolios, net	1,103,135	972,841
Property and equipment, net	19,843	19,284
Deferred court costs, net	25,049	22,760
Other assets	91,179	79,767
Goodwill	628,849	584,868
Liabilities
Accounts payable and accrued liabilities	$117,645	$99,689
Debt	1,666,962	1,514,799
Other liabilities	618	1,921
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Revenue from receivable portfolios, net	$272,236	$267,452	$524,206	$537,546
Other revenues	18,681	21,990	38,652	40,913
Total revenues	290,917	289,442	562,858	578,459
Operating expenses
Salaries and employee benefits	75,786	75,499	144,064	145,141
Cost of legal collections	53,409	46,807	101,366	101,115
Other operating expenses	24,030	24,946	50,390	51,289
Collection agency commissions	11,494	9,274	23,056	19,394
General and administrative expenses	36,932	32,934	70,250	68,173
Depreciation and amortization	8,672	8,235	17,297	18,096
Total operating expenses	210,323	197,695	406,423	403,208
Income from operations	80,594	91,747	156,435	175,251
Other (expense) income
Interest expense	(50,516)	(50,597)	(99,714)	(101,288)
Other income	2,529	3,134	3,131	10,258
Total other expense	(47,987)	(47,463)	(96,583)	(91,030)
Income from continuing operations before income taxes	32,607	44,284	59,852	84,221
Provision for income taxes	(13,531)	(13,451)	(25,598)	(23,599)
Income from continuing operations	19,076	30,833	34,254	60,622
Loss from discontinued operations, net of tax	—	—	(199)	(3,182)
Net income	19,076	30,833	34,055	57,440
Net loss (income) attributable to noncontrolling interest	1,179	(1,245)	8,298	(2,158)
Net income attributable to Encore Capital Group, Inc. stockholders	$20,255	$29,588	$42,353	$55,282
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$20,255	$29,588	$42,552	$58,464
Loss from discontinued operations, net of tax	—	—	(199)	(3,182)
Net income	$20,255	$29,588	$42,353	$55,282

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$0.78	$1.15	$1.64	$2.28
Discontinued operations	$—	$—	$(0.01)	$(0.12)
Net basic earnings per share	$0.78	$1.15	$1.63	$2.16
Diluted earnings (loss) per share from:
Continuing operations	$0.77	$1.14	$1.62	$2.26
Discontinued operations	$—	$—	$(0.01)	$(0.12)
Net diluted earnings per share	$0.77	$1.14	$1.61	$2.14

Weighted average shares outstanding:
Basic	25,983	25,742	25,930	25,646
Diluted	26,391	25,874	26,240	25,871
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$19,076	$30,833	$34,055	$57,440
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized gain (loss) on derivative instruments	963	(562)	1,434	(496)
Income tax effect	35	220	(512)	194
Unrealized gain (loss) on derivative instruments, net of tax	998	(342)	922	(302)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	7,824	(25,126)	22,288	(36,687)
Income tax effect	—	32	—	1,353
Unrealized gain (loss) on foreign currency translation, net of tax	7,824	(25,094)	22,288	(35,334)
Other comprehensive income (loss), net of tax	8,822	(25,436)	23,210	(35,636)
Comprehensive income	27,898	5,397	57,265	21,804
Comprehensive loss (income) attributable to noncontrolling interest:
Net loss (income)	1,179	(1,245)	8,298	(2,158)
Unrealized loss (gain) on foreign currency translation	1,841	1,260	(1,409)	922
Comprehensive loss (income) attributable to noncontrolling interest	3,020	15	6,889	(1,236)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$30,918	$5,412	$64,154	$20,568
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$34,055	$57,440
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	199	3,182
Depreciation and amortization	17,297	18,096
Other non-cash expense, net	21,309	19,242
Stock-based compensation expense	3,510	8,869
Gain on derivative instruments, net	(2,623)	(7,531)
Deferred income taxes	(3,164)	(25,002)
Reversal of allowances on receivable portfolios, net	(10,961)	(4,670)
Changes in operating assets and liabilities
Deferred court costs and other assets	(5,951)	(666)
Prepaid income tax and income taxes payable	20,389	5,260
Accounts payable, accrued liabilities and other liabilities	(2,770)	(27,236)
Net cash provided by operating activities from continuing operations	71,290	46,984
Net cash provided by operating activities from discontinued operations	—	2,096
Net cash provided by operating activities	71,290	49,080
Investing activities:
Cash paid for acquisitions, net of cash acquired	(5,623)	(675)
Proceeds from divestiture of business, net of cash divested	—	106,041
Purchases of receivable portfolios, net of put-backs	(464,507)	(517,665)
Collections applied to investment in receivable portfolios, net	371,285	351,219
Purchases of property and equipment	(11,984)	(10,094)
Payments to acquire interest in affiliates	(8,805)	—
Other, net	4,559	3,502
Net cash used in investing activities from continuing operations	(115,075)	(67,672)
Net cash provided by investing activities from discontinued operations	—	14,685
Net cash used in investing activities	(115,075)	(52,987)
Financing activities:
Payment of loan costs	(3,415)	(2,934)
Proceeds from credit facilities	331,020	288,750
Repayment of credit facilities	(373,345)	(307,946)
Repayment of senior secured notes	(6,174)	(11,256)
Proceeds from issuance of convertible senior notes	150,000	—
Repayment of convertible senior notes	(60,406)	—
Proceeds from convertible hedge instruments	5,580	—
Taxes paid related to net share settlement of equity awards	(2,457)	(4,068)
Proceeds from other debt	—	34,946
Other, net	(4,954)	(8,714)
Net cash provided by (used in) financing activities	35,849	(11,222)
Net decrease in cash and cash equivalents	(7,936)	(15,129)
Effect of exchange rate changes on cash and cash equivalents	4,818	545
Cash and cash equivalents, beginning of period	149,765	153,593
Cash and cash equivalents, end of period	$146,647	$139,009

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
Reclassifications
Certain immaterial reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation. For the three and six months ended June 30, 2016, the Company revised its statements of comprehensive income. The comprehensive loss attributable to Encore increased by $1.3 million and $0.9 million for the three and six months ended June 30, 2016. This revision was not material. There were no revisions to the statements of financial condition, income or cash flows.

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
Recent Accounting Pronouncements
Other than the adoption of ASU 2016-09 as discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during the six months ended June 30, 2017 that have significance, or potential significance, to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity in order to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements and related disclosures.
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
During the three months ended March 31, 2016, the Company recognized a loss of $3.0 million related to the sale of Propel, this loss was reduced to $2.0 million based on the adjustments recorded in the fourth quarter of 2016 and the first quarter of 2017. Propel represented the Company’s entire tax lien business reportable segment. Propel’s operations are presented as discontinued operations in the Company’s condensed consolidated statements of income. Certain immaterial costs that may be eliminated as a result of the sale remained in continuing operations.
The following table presents the results of the discontinued operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$4,950
Salaries and employee benefits	—	—	—	(2,860)
Other operating expenses	—	—	—	(1,473)
General and administrative expenses	—	—	—	(1,551)
Depreciation and amortization	—	—	—	(127)
Loss from discontinued operations, before income taxes	—	—	—	(1,061)
Loss on sale of discontinued operations, before income taxes	—	—	(322)	(3,000)
Total loss on discontinued operations, before income taxes	—	—	(322)	(4,061)
Income tax benefit	—	—	123	879
Total loss from discontinued operations, net of tax	$—	$—	$(199)	$(3,182)
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding—basic	25,983	25,742	25,930	25,646
Dilutive effect of stock-based awards	160	132	186	225
Dilutive effect of convertible senior notes	248	—	124	—
Weighted average common shares outstanding—diluted	26,391	25,874	26,240	25,871
Anti-dilutive employee stock options outstanding were approximately 317,000 and 200,000 during the three and six months ended June 30, 2017. Anti-dilutive employee stock options outstanding were zero or negligible during the three and six months ended June 30, 2016.

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$3,748	$—	$3,748
Liabilities
Interest rate swap agreements	—	(56)	—	(56)
Contingent consideration	—	—	(10,885)	(10,885)
Temporary Equity
Redeemable noncontrolling interest	—	—	(126,215)	(126,215)

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,122	$—	$1,122
Liabilities
Foreign currency exchange contracts	—	(1,360)	—	(1,360)
Interest rate swap agreements	—	(131)	—	(131)
Contingent consideration	—	—	(2,531)	(2,531)
Temporary Equity
Redeemable noncontrolling interest	—	—	(45,755)	(45,755)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. During the three months ended June 30, 2017, the Company recorded additional contingent consideration of approximately $10.5 million resulting from Cabot’s acquisition of a debt solution service provider in the United Kingdom. Additionally, the Company reviewed the earn-out analysis for one of its previously acquired entities and determined that, based on actual and forecasted operating performance, there would be no future earn-out payment to the sellers, as a result, the entire liability for the contingent consideration of $2.8 million relating to the acquisition of that entity was reversed and recorded as a reduction of general and administrative expenses in the Company’s consolidated statements of income for the three months ended June 30, 2017. As of June 30, 2017, the aggregated fair value of the contingent consideration was approximately $10.9 million.
The following table provides a roll forward of the fair value of contingent consideration for the periods ended June 30, 2017 and December 31, 2016 (in thousands):

Amount
Balance at December 31, 2015	$10,403
Change in fair value of contingent consideration	(7,602)
Effect of foreign currency translation	(270)
Balance at December 31, 2016	2,531
Issuance of contingent consideration in connection with acquisition	10,544
Change in fair value of contingent consideration	(2,398)
Effect of foreign currency translation	208
Balance at June 30, 2017	$10,885
Redeemable Noncontrolling Interest:
Some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value and, in some cases, to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interest subject to these arrangements is included in temporary equity as redeemable noncontrolling interest, and is adjusted to its estimated redemption amount each reporting period. Future reductions in the carrying amount are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interest at the time it was originally recorded. The recorded value of the redeemable noncontrolling interest cannot go below the floor level. Adjustments to the carrying amount of redeemable noncontrolling interest are charged to retained earnings (or to additional paid-in capital if there are no retained earnings) and do not affect net income or comprehensive income in the consolidated financial statements.
The components of the change in the redeemable noncontrolling interest for the periods ended June 30, 2017 and December 31, 2016 are presented in the following table (in thousands):

Amount
Balance at December 31, 2015	$38,624
Addition to redeemable noncontrolling interest	826
Redemption of redeemable noncontrolling interest	(3,562)
Net loss attributable to redeemable noncontrolling interest	(47,831)
Adjustment of the redeemable noncontrolling interest to fair value	74,194
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(16,496)
Balance at December 31, 2016	45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(6,928)
Adjustment of the redeemable noncontrolling interest to fair value	85,139
Effect of foreign currency translation attributable to redeemable noncontrolling interest	1,972
Balance at June 30, 2017	$126,215
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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $2,453.5 million and $2,446.6 million as of June 30, 2017 and December 31, 2016, respectively, as compared to the carrying value of $2,555.9 million and $2,382.8 million as of June 30, 2017 and December 31, 2016, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S. and European portfolios by approximately $48.5 million and $60.5 million, respectively, as of June 30, 2017. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount that could be realized if its investment in receivable portfolios were sold.
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
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $510.8 million and $416.5 million as of June 30, 2017 and December 31, 2016, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $583.7 million and $431.7 million as of June 30, 2017 and December 31, 2016, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1.4 billion and $1.3 billion, as of June 30, 2017 and December 31, 2016, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1.4 billion and $1.3 billion as of June 30, 2017 and December 31, 2016, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of June 30, 2017 and December 31, 2016.
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$2,117	Other assets	$707
Foreign currency exchange contracts	Other liabilities	—	Other liabilities	(51)
Interest rate swap agreements	Other liabilities	(56)	Other liabilities	(131)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	1,631	Other assets	415
Foreign currency exchange contracts	Other liabilities	—	Other liabilities	(1,309)
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
As of June 30, 2017, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $21.0 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $1.7 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the six months ended June 30, 2017 and 2016.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of June 30, 2017, Baycorp had two interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $23.1 million U.S. dollars). These interest rate swap instruments are designated as cash flow hedges and accounted for using hedge accounting.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Foreign currency exchange contracts	$1,146	$(207)	Salaries and employee benefits	$297	$274	Other (expense) income	$—	$—
Foreign currency exchange contracts	160	(36)	General and administrative expenses	27	46	Other (expense) income	—	—
Interest rate swap agreements	14	—	Interest expense	33	—	Other (expense) income	—	—

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Foreign currency exchange contracts	$1,735	$295	Salaries and employee benefits	$472	$532	Other (expense) income	$—	$—
Foreign currency exchange contracts	240	(190)	General and administrative expenses	41	69	Other (expense) income	—	—
Interest rate swap agreements	19	—	Interest expense	110	—	Other (expense) income	—	—
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

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency exchange contracts (1)	Other income (expense)	$2,875	$1,990	$2,623	$7,376
Interest rate swap agreements	Interest expense	33	35	110	44
________________________

(1)
After the effect of income tax and noncontrolling interest, the net impact of the derivative contracts to consolidated net income from continuing operations attributable to Encore was a gain of $1.0 million and $0.9 million during the three and six months ended June 30, 2017, respectively, compared to a loss of $0.2 million and a gain of $1.6 million during the three and six months ended June 30, 2016, respectively.

Note 6: Investment in Receivable Portfolios, Net
In accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, discrete receivable portfolio purchases during the same fiscal quarter are aggregated into pools based on common risk characteristics. Common risk characteristics include risk ratings (e.g., FICO or similar scores), financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic region or location. Portfolios acquired in business combinations are also grouped into these pools. During any fiscal quarter in which the Company has an acquisition of an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into the pool groups for that quarter, based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The purchase cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.
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
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. During the quarter ended September 30, 2016, the Company revised the forecasting methodology it uses to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. This change was made as a result of (1) the Company having observed that older portfolios in Europe have consistently experienced cash collections beyond 120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of the collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) the Company’s increased confidence in its ability to forecast future cash collections to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016 to certain portfolios in Europe for which the Company could accurately forecast through such term. These changes in forecasted future cash flows resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios of approximately $296.5 million as of September 30, 2016. In addition, during the three months ended September 30, 2016, the Company recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in near term collections against the forecasts for certain pools in Europe. Subsequent to the recording of the allowance charges for certain pools in Europe, the Company has experienced sustained improvements in collections resulting primarily from its liquidation improvement initiatives. As a result, during the three months ended June 30, 2017, the Company reversed approximately $7.8 million of the previously recorded allowance charges for certain pools in Europe and raised IRRs for certain other pool groups in Europe.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2016	$3,092,004	$365,504	$3,457,508
Revenue recognized, net	(211,718)	(40,252)	(251,970)
(Reductions) additions on existing portfolios, net	(90,138)	57,446	(32,692)
Additions for current purchases, net	200,728	—	200,728
Effect of foreign currency translation	38,712	467	39,179
Balance at March 31, 2017	3,029,588	383,165	3,412,753
Revenue recognized, net	(231,431)	(40,805)	(272,236)
Net additions on existing portfolios	225,021	9,888	234,909
Additions for current purchases, net	258,687	—	258,687
Effect of foreign currency translation	66,927	(753)	66,174
Balance at June 30, 2017	$3,348,792	$351,495	$3,700,287

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2015	$3,047,640	$223,031	$3,270,671
Revenue recognized, net	(238,547)	(31,547)	(270,094)
Net additions on existing portfolios	39,538	8,071	47,609
Additions for current purchases, net	193,654	—	193,654
Effect of foreign currency translation	(64,330)	470	(63,860)
Balance at March 31, 2016	2,977,955	200,025	3,177,980
Revenue recognized, net	(233,714)	(33,738)	(267,452)
Net additions on existing portfolios	59,459	95,135	154,594
Additions for current purchases, net	183,217	—	183,217
Effect of foreign currency translation	(181,223)	245	(180,978)
Balance at June 30, 2016	$2,805,694	$261,667	$3,067,361
During the three months ended June 30, 2017, the Company purchased receivable portfolios with a face value of $2.4 billion for $246.4 million, or a purchase cost of 10.1% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2017 amounted to $505.0 million. During the three months ended June 30, 2016, the Company purchased receivable portfolios with a face value of $2.8 billion for $233.1 million, or a purchase cost of 8.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2016 amounted to $416.9 million.
During the six months ended June 30, 2017, the Company purchased receivable portfolios with a face value of $4.1 billion for $465.1 million, or a purchase cost of 11.3% of face value. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2017 amounted to $924.4 million. During the six months ended June 30, 2016, the Company purchased receivable portfolios with a face value of $6.4 billion for $489.9 million, or a purchase cost of 7.7% of face value. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2016 amounted to $875.5 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2017 and 2016, Zero Basis Revenue was approximately $40.8 million and $33.7 million, respectively. During the six months ended June 30, 2017 and 2016, Zero Basis Revenue was approximately $81.1 million and $65.3 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,422,299	$13,719	$—	$2,436,018
Purchases of receivable portfolios	245,246	1,169	—	246,415
Disposals or transfers to held for sale	(2,697)	—	—	(2,697)
Gross collections(1)	(404,918)	(459)	(40,805)	(446,182)
Put-backs and Recalls(2)	(3,237)	—	—	(3,237)
Foreign currency adjustments	53,466	(94)	—	53,372
Revenue recognized	224,310	—	39,097	263,407
Portfolio allowance reversals, net	7,121	—	1,708	8,829
Balance, end of period	$2,541,590	$14,335	$—	$2,555,925
Revenue as a percentage of collections(3)	55.4%	0.0%	95.8%	59.0%

	Three Months Ended June 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,482,855	$4,123	$—	$2,486,978
Purchases of receivable portfolios	233,116	—	—	233,116
Transfer of portfolios	(96)	96	—	—
Disposals or transfers to held for sale	—	—	—	—
Gross collections(1)	(399,498)	(724)	(33,878)	(434,100)
Put-backs and Recalls(2)	(3,692)	(5)	140	(3,557)
Foreign currency adjustments	(80,432)	136	—	(80,296)
Revenue recognized	233,010	—	31,963	264,973
Portfolio allowance reversals, net	704	—	1,775	2,479
Balance, end of period	$2,465,967	$3,626	$—	$2,469,593
Revenue as a percentage of collections(3)	58.3%	0.0%	94.3%	61.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

	Six Months Ended June 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	463,973	1,169	—	465,142
Disposals or transfers to held for sale	(7,468)	—	—	(7,468)
Gross collections(1)	(804,922)	(1,099)	(81,024)	(887,045)
Put-backs and Recalls(2)	(4,994)	—	(33)	(5,027)
Foreign currency adjustments	83,486	(178)	—	83,308
Revenue recognized	435,415	—	77,830	513,245
Portfolio allowance reversals, net	7,734	—	3,227	10,961
Balance, end of period	$2,541,590	$14,335	$—	$2,555,925
Revenue as a percentage of collections(3)	54.1%	0.0%	96.1%	57.9%

	Six Months Ended June 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	489,869	—	—	489,869
Gross collections(1)	(815,225)	(1,357)	(65,323)	(881,905)
Put-backs and Recalls(2)	(16,577)	(11)	38	(16,550)
Foreign currency adjustments	(100,319)	283	—	(100,036)
Revenue recognized	471,088	—	61,788	532,876
Portfolio allowance reversals, net	1,173	—	3,497	4,670
Balance, end of period	$2,465,967	$3,626	$—	$2,469,593
Revenue as a percentage of collections(3)	57.8%	0.0%	94.6%	60.4%
________________________

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$136,325	$58,397	$137,037	$60,588
Provision for portfolio allowances	682	—	682	—
Reversal of prior allowances	(9,511)	(2,479)	(11,643)	(4,670)
Effect of foreign currency translation	3,179	—	4,599	—
Balance at end of period	$130,675	$55,918	$130,675	$55,918
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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2017	December 31, 2016
Court costs advanced	$704,409	$654,356
Court costs recovered	(284,122)	(261,243)
Court costs reserve	(345,971)	(327,926)
Deferred court costs	$74,316	$65,187
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(334,639)	$(324,025)	$(327,926)	$(318,784)
Provision for court costs	(22,197)	(11,479)	(40,202)	(30,376)
Net down of reserve after deferral period	12,488	14,096	24,511	27,073
Effect of foreign currency translation	(1,623)	1,757	(2,354)	2,436
Balance at end of period	$(345,971)	$(319,651)	$(345,971)	$(319,651)
Note 8: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred tax assets	$54,804	$51,077
Identifiable intangible assets, net	29,702	28,243
Assets held for sale	26,977	21,147
Service fee receivables	22,241	15,156
Prepaid expenses	20,480	18,036
Other financial receivables	18,367	18,732
Derivative instruments	3,748	1,122
Security deposits	3,180	2,781
Receivable from seller	5,388	5,388
Other	54,331	53,765
Total	$239,218	$215,447

Note 9: Debt
The Company is in compliance with all covenants under its financing arrangements as of June 30, 2017. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	June 30, 2017	December 31, 2016
Encore revolving credit facility	$539,000	$578,000
Encore term loan facility	116,740	164,615
Encore senior secured notes	5,145	11,320
Encore convertible notes	548,500	448,500
Less: debt discount	(37,690)	(31,968)
Cabot senior secured notes	1,360,489	1,280,241
Add: debt premium	16,511	17,686
Less: debt discount	(2,090)	(2,200)
Cabot senior revolving credit facility	81,188	33,218
Preferred equity certificates	230,418	205,975
Other credit facilities	78,104	74,551
Other	63,381	62,608
Capital lease obligations	4,109	5,091
	3,003,805	2,847,637
Less: debt issuance costs, net of amortization	(39,876)	(41,654)
Total	$2,963,929	$2,805,983
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $801.7 million (the “Revolving Credit Facility”), a term loan facility of $120.4 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $25.3 million of which has been exercised). The Senior Secured Credit Facilities have a five year maturity expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $32.1 million and $168.6 million expiring in November 2017 and February 2019, respectively, and (2) two subtranches of the Term Loan Facility of $4.8 million and $18.0 million, expiring in November 2017 and February 2019, respectively.
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

•
An $18.0 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $1.8 million in each of 2017 and 2018 with the remaining principal due at the end of the term;

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

•	A maximum cash flow leverage ratio permitted of 3.00:1.00;

•	A maximum cash flow first-lien leverage ratio of 2.00:1.00;

•	A minimum interest coverage ratio of 1.75:1.00;

•	The allowance of indebtedness in the form of senior secured notes not to exceed $350.0 million;

•	The allowance of additional unsecured or subordinated indebtedness not to exceed $1.1 billion, including junior lien indebtedness not to exceed $400.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $150.0 million of Encore’s common stock after July 9, 2015, subject to compliance with certain covenants and available borrowing capacity;

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
At June 30, 2017, the outstanding balance under the Revolving Credit Facility was $539.0 million, which bore a weighted average interest rate of 4.06% and 3.50% for the three months ended June 30, 2017 and 2016, respectively, and 3.90% and 3.49% for the six months ended June 30, 2017 and 2016, respectively. Available capacity under the Revolving Credit Facility, subject to borrowing base and applicable debt covenants, was $262.7 million as of June 30, 2017, not including the $224.7 million additional capacity provided by the facility’s remaining accordion feature. At June 30, 2017, the outstanding balance under the Term Loan Facility was $116.7 million.

Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of June 30, 2017, $3.1 million of the 7.375% Senior Secured Notes and $2.0 million of the 7.75% Senior Secured Notes, for an aggregate of $5.1 million, remained outstanding.
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
Encore Convertible Notes
In November and December 2012, Encore sold $115.0 million aggregate principal amount of 3.0% 2017 Convertible Notes that mature on November 27, 2017 in private placement transactions (the “2017 Convertible Notes”). In June and July 2013, Encore sold $172.5 million aggregate principal amount of 3.0% 2020 Convertible Notes that mature on July 1, 2020 in private placement transactions (the “2020 Convertible Notes”). In March 2014, Encore sold $161.0 million aggregate principal amount of 2.875% 2021 Convertible Notes that mature on March 15, 2021 in private placement transactions (the “2021 Convertible Notes”). In March 2017, Encore sold $150.0 million aggregate principal amount of 3.25% 2022 Convertible Senior Notes that mature on March 15, 2022 in private placement transactions (the “2022 Convertible Notes” and together with the 2017 Convertible Notes, the 2020 Convertible Notes and the 2021 Convertible Notes, the “Convertible Notes”). The interest on these unsecured convertible senior notes is payable semi-annually.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of June 30, 2017 are listed below.

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

The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	June 30, 2017	December 31, 2016
Liability component—principal amount	$548,500	$448,500
Unamortized debt discount	(37,690)	(31,968)
Liability component—net carrying amount	$510,810	$416,532
Equity component	$62,504	$61,314

The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense—stated coupon rate	$4,064	$3,297	$7,588	$6,608
Interest expense—amortization of debt discount	2,415	2,438	4,901	4,865
Total interest expense—convertible notes	$6,479	$5,735	$12,489	$11,473
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
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $83.9 million as of June 30, 2017. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount. The excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. As a result, the Company reclassified $0.2 million of the equity component to temporary equity as of June 30, 2017. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.

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
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense—stated coupon rate	$25,011	$27,846	$48,993	$55,489
Interest income—accretion of debt premium	(1,081)	(2,694)	(2,097)	(5,312)
Interest expense—amortization of debt discount	116	257	226	384
Total interest expense—Cabot senior secured notes	$24,046	$25,409	$47,122	$50,561
At June 30, 2017, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was $1.4 billion.
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
At June 30, 2017, the outstanding borrowings under the Cabot Credit Facility were approximately $81.2 million. The weighted average interest rate was 3.50% and 4.01% for the three months ended June 30, 2017 and 2016, respectively, and 3.51% and 4.01% for the six months ended June 30, 2017 and 2016, respectively.

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
As of June 30, 2017, the outstanding balance of the PECs, including accrued interest, was approximately $230.4 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of June 30, 2017, the Company’s combined obligations for capital leases were approximately $4.1 million. These capital lease obligations require monthly, quarterly or annual payments through 2021 and have implicit interest rates that range from zero to approximately 6.0%.
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
Note 11: Income Taxes
Income tax expense for income from continuing operations remained the same at $13.5 million during the three months ended June 30, 2017 and 2016. Income tax expense for income from continuing operations was $25.6 million and $23.6 million during the six months ended June 30, 2017 and 2016, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	3.2%	4.0%	3.2%	4.0%
International provision (benefit)(1)	2.9%	(9.1)%	3.7%	(10.1)%
Permanent items	0.3%	0.4%	0.4%	0.5%
Other(2)	0.1%	0.1%	0.5%	(1.4)%
Effective rate	41.5%	30.4%	42.8%	28.0%
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2017 and 2016, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.2 million at June 30, 2017. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.1 million as of June 30, 2017. The gross unrecognized tax benefits did not change from December 31, 2016.
During the three and six months ended June 30, 2017, the Company did not provide for U.S. income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries was approximately zero and $11.5 million during the three and six months ended June 30, 2017, respectively.
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
At June 30, 2017, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of June 30, 2017, other than the reserves for the Consumer Finance Protection Bureau (“CFPB”) and ancillary state regulatory matters, and the TCPA settlement fund discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2017, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.2 billion for a purchase price of approximately $310.1 million. The majority of purchase commitments do not extend past one year.
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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues(1):
United States	$173,613	$166,112	$343,929	$336,843
International
Europe(2)	94,754	100,403	172,692	197,763
Other foreign countries	22,550	22,927	46,237	43,853
	117,304	123,330	218,929	241,616
Total	$290,917	$289,442	$562,858	$578,459
________________________

(1)	Revenues are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the six months ended June 30, 2017 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2016	$785,032
Goodwill acquired	11,142
Effect of foreign currency translation	35,382
Balance, June 30, 2017	$831,556
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,393	$(4,736)	$20,657	$21,200	$(3,220)	$17,980
Developed technologies	6,667	(4,740)	1,927	6,497	(3,891)	2,606
Trade name and other	13,197	(6,079)	7,118	12,566	(4,909)	7,657
Total intangible assets	$45,257	$(15,555)	$29,702	$40,263	$(12,020)	$28,243

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Our subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. Our majority-owned subsidiary, Baycorp Holdings Pty Limited (“Baycorp”), is one of Australasia's leading debt resolution specialists. In India, Encore’s Asset Reconstruction Company (“EARC”) is operational and has completed initial immaterial purchases.
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
In the first quarter of 2017, we and our co-investor in Cabot, J.C. Flowers & Co. LLC (“J.C. Flowers”), began exploring options in relation to a potential initial public offering by Cabot (“Cabot IPO”) . Upon consummation of the Cabot IPO, we intend to deconsolidate Cabot from our financial statements. The potential deconsolidation would significantly change our financial statements. For example, assets and liabilities attributable to Cabot that are currently consolidated in our statements of financial condition would be removed and the fair value of our retained interest in Cabot would be accounted for under the guidance of equity method accounting for so long as we retained significant influence over Cabot. The Cabot IPO could also significantly change our liquidity and capital resources to the extent we decide to sell any interest in Cabot after the Cabot IPO.
Our long-term growth strategy involves continuing to invest in our core portfolio purchasing and recovery business, expanding into new geographies, and leveraging our core competencies to explore expansion into adjacent asset classes.

Government Regulation
United States
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” in our Annual Report on Form 10-K, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. In July, the Consumer Financial Protection Bureau, or CFPB, issued an agenda that included plans to issue a Notice of Proposed Rulemaking in September 2017 concerning debt collectors’ and debt buyers’ communications practices and consumer disclosures.
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
Also in the United Kingdom, an area of new legislation is the extension of the Senior Managers and Certification Regime to all sectors of the financial services industry, which is due to be implemented from 2018. The extended regime will reflect the requirements of the regime applied to U.K. banks in 2016. The Senior Managers and Certification Regime was designed to drive up individual accountability and general governance standards.
In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015, which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following loan book sales. Cabot is registered with and regulated by the Central Bank of Ireland for credit servicing activities and its activities are subject to detailed rules on consumer protection. Cabot was issued an unconditional authorization in May 2017.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. In March 2017, the United Kingdom formally triggered the process of leaving the E.U. by invoking Article 50 of the Treaty on European Union. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications Brexit will have and how it will affect us.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Prices for portfolios offered for sale directly from credit issuers are beginning to decrease after several years of elevated pricing, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. Recently we have noticed that, in addition to selling their volume earlier in the calendar year, issuers have continued to increase the amount of fresh portfolios in their asset sales. Industry delinquency and charge-off rates, which have been at historic lows, are beginning to increase which creates higher volumes of charged-off accounts. We believe the softening in pricing, especially for fresh portfolios, is primarily due to this anticipated growth in supply.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States:
Credit card	$121,297	$116,234	$234,023	$247,629
Consumer bankruptcy receivables	10,985	12,787	21,137	23,862
Subtotal	132,282	129,021	$255,160	$271,491
Europe:
Credit card	90,696	83,555	175,809	175,956
Other	1,561	2,340	1,561	3,438
Subtotal	92,257	85,895	177,370	179,394
Other geographies:
Credit card	17,964	14,696	27,964	32,505
Other	3,912	3,504	4,648	6,479
Subtotal	21,876	18,200	32,612	38,984
Total purchases	$246,415	$233,116	$465,142	$489,869
During the three months ended June 30, 2017, we invested $246.4 million to acquire consumer receivable portfolios, with face values aggregating $2.4 billion, for an average purchase price of 10.1% of face value. This is a $13.3 million, or 5.7%, increase in the amount invested, compared with the $233.1 million invested during the three months ended June 30, 2016, to acquire consumer receivable portfolios with face values aggregating $2.8 billion, for an average purchase price of 8.2% of face value.
In the United States, capital deployment increased for the three months ended June 30, 2017, as compared to the corresponding period in the prior year, due to increased supply available for sale during the quarter as a result of issuers selling more of their available volume earlier in the calendar year. This increase was partially offset by a decrease in capital deployment resulting from the improved pricing environment and our disciplined approach to capital deployment, which allows us to deploy capital on portfolios with higher returns enabling us to purchase similar amounts of total estimated gross collections for less. In Europe, capital deployment increased for the three months ended June 30, 2017, as compared to the corresponding period in the prior year due to continued strategic expansion in the European debt purchasing market.
During the six months ended June 30, 2017, we invested $465.1 million to acquire consumer receivable portfolios, with face values aggregating $4.1 billion, for an average purchase price of 11.3% of face value. This is a $24.8 million, or 5.1%, decrease in the amount invested, compared with the $489.9 million invested during the six months ended June 30, 2016, to acquire consumer receivable portfolios with face values aggregating $6.4 billion, for an average purchase price of 7.7% of face value.
In the United States, capital deployment decreased for the six months ended June 30, 2017, as compared to the corresponding period in the prior year, due to the improved pricing environment and our disciplined approach to capital deployment, which allows us to deploy capital on portfolios with higher returns enabling us to purchase similar amounts of total estimated gross collections for less. This decrease was partially offset by the increased supply available for sale during the period as a result of issuers selling more of their available volume earlier in the calendar year.
In Europe, capital deployment for the six months ended June 30, 2017 decreased slightly as compared to the corresponding period in the prior year, primarily driven by larger than usual portfolio purchases in Spain during the prior year and the unfavorable impact of foreign currency translation, which was primarily the result of the weakening of the British Pound against the U.S. dollar.
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
The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States:
Collection sites	$128,351	$121,867	$260,069	$250,257
Legal collections	145,009	142,937	287,973	296,987
Collection agencies(1)	13,105	14,082	25,898	28,755
Subtotal	286,465	278,886	573,940	575,999
Europe:
Collection sites	68,949	60,605	144,767	119,436
Legal collections	32,247	31,616	61,513	63,094
Collection agencies	31,492	35,129	52,366	71,954
Subtotal	132,688	127,350	258,646	254,484
Other geographies:
Collection sites	21,313	20,579	42,435	38,208
Legal collections	1,865	2,723	3,649	5,141
Collection agencies	3,851	4,562	8,375	8,073
Subtotal	27,029	27,864	54,459	51,422
Total collections	$446,182	$434,100	$887,045	$881,905
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased by $12.1 million, or 2.8%, to $446.2 million during the three months ended June 30, 2017, from $434.1 million during the three months ended June 30, 2016. Gross collections increased by $5.1 million, or 0.6%, to $887.0 million during the six months ended June 30, 2017, from $881.9 million during the six months ended June 30, 2016.
The increase of collections in the United States was primarily due to increased purchasing volume and the acquisition in recent periods of portfolios with higher returns. The increase in collections in Europe was primarily the result of implementing certain liquidation improvement initiatives, offset by the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2017		2016
Revenues
Revenue from receivable portfolios, net	$272,236	93.6%	$267,452	92.4%
Other revenues	18,681	6.4%	21,990	7.6%
Total revenues	290,917	100.0%	289,442	100.0%
Operating expenses
Salaries and employee benefits	75,786	26.1%	75,499	26.1%
Cost of legal collections	53,409	18.3%	46,807	16.2%
Other operating expenses	24,030	8.2%	24,946	8.6%
Collection agency commissions	11,494	4.0%	9,274	3.2%
General and administrative expenses	36,932	12.7%	32,934	11.4%
Depreciation and amortization	8,672	3.0%	8,235	2.8%
Total operating expenses	210,323	72.3%	197,695	68.3%
Income from operations	80,594	27.7%	91,747	31.7%
Other (expense) income
Interest expense	(50,516)	(17.4)%	(50,597)	(17.5)%
Other income	2,529	0.9%	3,134	1.1%
Total other expense	(47,987)	(16.5)%	(47,463)	(16.4)%
Income before income taxes	32,607	11.2%	44,284	15.3%
Provision for income taxes	(13,531)	(4.6)%	(13,451)	(4.6)%
Net income	19,076	6.6%	30,833	10.7%
Net loss (income) attributable to noncontrolling interest	1,179	0.4%	(1,245)	(0.5)%
Net income attributable to Encore Capital Group, Inc. stockholders	$20,255	7.0%	$29,588	10.2%

	Six Months Ended June 30,
	2017		2016
Revenues
Revenue from receivable portfolios, net	$524,206	93.1%	$537,546	92.9%
Other revenues	38,652	6.9%	40,913	7.1%
Total revenues	562,858	100.0%	578,459	100.0%
Operating expenses
Salaries and employee benefits	144,064	25.6%	145,141	25.1%
Cost of legal collections	101,366	18.0%	101,115	17.4%
Other operating expenses	50,390	9.0%	51,289	8.9%
Collection agency commissions	23,056	4.1%	19,394	3.4%
General and administrative expenses	70,250	12.4%	68,173	11.8%
Depreciation and amortization	17,297	3.1%	18,096	3.1%
Total operating expenses	406,423	72.2%	403,208	69.7%
Income from operations	156,435	27.8%	175,251	30.3%
Other (expense) income
Interest expense	(99,714)	(17.7)%	(101,288)	(17.5)%
Other income	3,131	0.5%	10,258	1.8%
Total other expense	(96,583)	(17.2)%	(91,030)	(15.7)%
Income from continuing operations before income taxes	59,852	10.6%	84,221	14.6%
Provision for income taxes	(25,598)	(4.5)%	(23,599)	(4.1)%
Income from continuing operations	34,254	6.1%	60,622	10.5%
Loss from discontinued operations, net of tax	(199)	0.0%	(3,182)	(0.6)%
Net income	34,055	6.1%	57,440	9.9%
Net loss (income) attributable to noncontrolling interest	8,298	1.4%	(2,158)	(0.3)%
Net income attributable to Encore Capital Group, Inc. stockholders	$42,353	7.5%	$55,282	9.6%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$89,523	$—	$89,523	$92,128	$—	$92,128
Total operating expenses	(48,503)	—	(48,503)	(50,150)	—	(50,150)
Income from operations	41,020	—	41,020	41,978	—	41,978
Interest expense-non-PEC	(27,084)	—	(27,084)	(28,579)	—	(28,579)
PEC interest (expense) income	(12,573)	6,161	(6,412)	(12,652)	6,200	(6,452)
Other income	2,892	—	2,892	5,432	—	5,432
Income before income taxes	4,255	6,161	10,416	6,179	6,200	12,379
Provision for income taxes	(3,362)	—	(3,362)	(2,130)	—	(2,130)
Net income	893	6,161	7,054	4,049	6,200	10,249
Net income attributable to noncontrolling interest	(164)	(363)	(527)	(519)	(1,761)	(2,280)
Net income attributable to Encore Capital Group, Inc. stockholders	$729	$5,798	$6,527	$3,530	$4,439	$7,969

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$159,829	$—	$159,829	$181,661	$—	$181,661
Total operating expenses	(91,830)	—	(91,830)	(100,980)	—	(100,980)
Income from operations	67,999	—	67,999	80,681	—	80,681
Interest expense-non-PEC	(52,723)	—	(52,723)	(56,851)	—	(56,851)
PEC interest (expense) income	(24,612)	12,061	(12,551)	(25,063)	12,282	(12,781)
Other income	2,540	—	2,540	11,398	—	11,398
(Loss) income before income taxes	(6,796)	12,061	5,265	10,165	12,282	22,447
Provision for income taxes	(3,182)	—	(3,182)	(3,817)	—	(3,817)
Net (loss) income	(9,978)	12,061	2,083	6,348	12,282	18,630
Net loss (income) attributable to noncontrolling interest	1,263	4,349	5,612	(841)	(2,748)	(3,589)
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(8,715)	$16,410	$7,695	$5,507	$9,534	$15,041
_____________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.

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
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the weakening of the British Pound against the U.S. dollar by 10.8% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and 12.1% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Portfolio revenue was $272.2 million during the three months ended June 30, 2017, an increase of $4.7 million, or 1.8%, compared to $267.5 million during the three months ended June 30, 2016. The increase in portfolio revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to reversal of a portion of a previously recorded portfolio allowance as a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives. The increase was partially offset by the unfavorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar and decreased accretion revenue due to reduced portfolio balance resulting from a large allowance charge recorded on certain pools in Europe in the third quarter of 2016.
Portfolio revenue was $524.2 million during the six months ended June 30, 2017, a decrease of $13.3 million, or 2.5%, compared to revenue of $537.5 million during the six months ended June 30, 2016. The decrease in portfolio revenue during the six months ended June 30, 2017 compared to 2016 was due to the unfavorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar and reduced portfolio balance resulting from a large allowance charge recorded on certain pools in Europe in the third quarter of 2016. The decrease was partially offset by a reversal of a portion of a previously recorded portfolio allowance as a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2017					As of June 30, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$38,051	$36,323	95.5%	$1,708	13.8%	$—	—
2007	566	74	13.1%	—	0.0%	122	4.6%
2008	1,231	531	43.1%	—	0.2%	2,931	5.2%
2009(5)	—	—	0.0%	—	0.0%	—	0.0%
2010(5)	—	—	0.0%	—	0.0%	—	0.0%
2011	5,577	4,724	84.7%	—	1.8%	5,634	25.0%
2012	20,382	15,056	73.9%	—	5.7%	25,461	17.2%
2013	37,956	24,445	64.4%	—	9.3%	63,270	11.2%
2014	38,582	20,785	53.9%	—	7.9%	147,907	4.3%
2015	50,498	20,444	40.5%	—	7.8%	247,554	2.5%
2016	72,671	36,386	50.1%	—	13.8%	440,502	2.6%
2017	20,951	13,122	62.6%	—	5.0%	246,557	2.8%
Subtotal	286,465	171,890	60.0%	1,708	65.3%	1,179,938	3.7%
Europe:
2013	37,774	23,342	61.8%	7,803	8.8%	248,243	3.0%
2014	34,610	21,529	62.2%	—	8.2%	297,606	2.4%
2015	26,729	14,029	52.5%	—	5.3%	243,826	1.9%
2016	24,523	12,350	50.4%		4.7%	220,573	1.8%
2017	9,052	3,864	42.7%	—	1.5%	175,883	1.6%
Subtotal	132,688	75,114	56.6%	7,803	28.5%	1,186,131	2.1%
Other geographies:
ZBA(4)	2,754	2,754	100.0%	—	1.1%	—	—
2013	223	—	—	—	0.0%	466	0.0%
2014	1,808	4,040	223.5%	—	1.5%	61,315	2.3%
2015	10,183	5,309	52.1%	—	2.0%	44,015	3.7%
2016	9,097	3,675	40.4%	(682)	1.4%	54,154	2.1%
2017	2,964	625	21.1%	—	0.2%	29,906	1.3%
Subtotal	27,029	16,403	60.7%	(682)	6.2%	189,856	2.5%
Total	$446,182	$263,407	59.0%	$8,829	100.0%	$2,555,925	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Six Months Ended June 30, 2017					As of June 30, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$75,146	$71,909	95.7%	$3,227	14.0%	$—	—
2007	1,112	204	18.3%	—	0.0%	122	4.6%
2008	2,484	1,171	47.1%	613	0.2%	2,931	5.2%
2009(5)	—	—	—	—	—	—	—
2010	1,106	299	27.0%	—	0.1%	—	0.0%
2011	11,372	9,146	80.4%	—	1.8%	5,634	25.0%
2012	42,996	29,623	68.9%	—	5.8%	25,461	17.2%
2013	77,469	50,174	64.8%	—	9.8%	63,270	11.2%
2014	82,106	43,168	52.6%	—	8.4%	147,907	4.3%
2015	106,479	42,217	39.6%	—	8.2%	247,554	2.5%
2016	148,858	75,416	50.7%	—	14.7%	440,502	2.6%
2017	24,812	16,708	67.3%	—	3.3%	246,557	2.8%
Subtotal	573,940	340,035	59.2%	3,840	66.3%	1,179,938	3.7%
Europe:
2013	75,881	46,349	61.1%	7,803	9.0%	248,243	3.0%
2014	69,735	40,507	58.1%	—	7.9%	297,606	2.4%
2015	54,627	26,284	48.1%	—	5.1%	243,826	1.9%
2016	47,271	22,018	46.6%	—	4.3%	220,573	1.8%
2017	11,132	4,935	44.3%	—	1.0%	175,883	1.6%
Subtotal	258,646	140,093	54.2%	7,803	27.3%	1,186,131	2.1%
Other geographies:
ZBA(4)	5,878	5,900	100.4%	—	1.2%	—	—
2013	549	—	—	—	0.0%	466	—
2014	4,355	7,921	181.9%	—	1.5%	61,315	2.3%
2015	21,117	10,978	52.0%	—	2.1%	44,015	3.7%
2016	18,921	7,579	40.1%	(682)	1.5%	54,154	2.1%
2017	3,639	739	20.3%	—	0.1%	29,906	1.3%
Subtotal	54,459	33,117	60.8%	(682)	6.4%	189,856	2.5%
Total	$887,045	$513,245	57.9%	$10,961	100.0%	$2,555,925	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Six Months Ended June 30, 2016					As of June 30, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$61,657	$58,267	94.5%	$3,497	10.9%	$—	—
2007	1,132	414	36.6%	301	0.1%	1,183	4.6%
2008	5,778	2,959	51.2%	872	0.5%	3,851	6.3%
2009(5)	—	—	—	—	—	—	—
2010	5,688	4,510	79.3%	—	0.8%	2,539	25.0%
2011	39,438	24,918	63.2%	—	4.7%	12,713	17.4%
2012	64,608	40,609	62.9%	—	7.6%	55,789	9.9%
2013	114,506	69,660	60.8%	—	13.1%	116,497	8.2%
2014	124,488	61,462	49.4%	—	11.5%	228,107	4.0%
2015	128,652	54,504	42.4%	—	10.2%	368,768	2.0%
2016	30,052	14,724	49.0%	—	2.8%	256,407	2.2%
Subtotal	575,999	332,027	57.6%	4,670	62.3%	1,045,854	4.0%
Europe:
2013	90,458	76,417	84.5%	—	14.4%	384,927	3.1%
2014	84,900	51,878	61.1%	—	9.7%	379,330	2.1%
2015	65,690	34,654	52.8%	—	6.5%	319,354	1.7%
2016	13,436	7,487	55.7%	—	1.4%	172,067	1.5%
Subtotal	254,484	170,436	67.0%	—	32.0%	1,255,678	2.2%
Other geographies:
ZBA(4)	3,666	3,520	96.0%	—	0.7%	—	—
2013	794	—	0.0%	—	0.0%	1,812	0.0%
2014	9,364	9,202	98.3%	—	1.7%	62,609	2.3%
2015	30,087	14,829	49.3%	—	2.8%	66,928	3.3%
2016	7,511	2,862	38.1%	—	0.5%	36,712	2.4%
Subtotal	51,422	30,413	59.1%	—	5.7%	168,061	2.7%
Total	$881,905	$532,876	60.4%	$4,670	100.0%	$2,469,593	3.0%
_______________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

Other revenues were $18.7 million and $22.0 million for the three months ended June 30, 2017 and 2016, respectively, and $38.7 million and $40.9 million for the six months ended June 30, 2017 and 2016, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. Because most of our other revenues are from our international subsidiaries , other revenues were unfavorably impacted by the strengthening of the U.S. dollar relative to other foreign currencies during the period presented. The decreases in other revenues in the periods presented were primarily attributable to the unfavorable impact of foreign currency translation.

Operating Expenses
Total operating expenses were $210.3 million during the three months ended June 30, 2017, an increase of $12.6 million, or 6.4%, compared to total operating expenses of $197.7 million during the three months ended June 30, 2016.
Total operating expenses were $406.4 million during the six months ended June 30, 2017, an increase of $3.2 million, or 0.8%, compared to total operating expense of $403.2 million during the six months ended June 30, 2016.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased slightly by $0.3 million, or 0.4%, to $75.8 million during the three months ended June 30, 2017, from $75.5 million during the three months ended June 30, 2016.
Salaries and employee benefits decreased $1.0 million, or 0.7%, to $144.1 million during the six months ended June 30, 2017, from $145.1 million during the six months ended June 30, 2016. The decrease was primarily the result of decreased stock-based compensation expense and the impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar, partially offset by increases in domestic salaries and employee benefits.
Stock-based compensation decreased $2.4 million, or 46.4%, to $2.8 million during the three months ended June 30, 2017, from $5.2 million during the three months ended June 30, 2016. Stock-based compensation decreased $5.4 million, or 60.4%, to $3.5 million during the six months ended June 30, 2017, from $8.9 million during the six months ended June 30, 2016. The decreases were primarily attributable to expense reversals resulting from adjustments to estimated vesting of certain performance-based awards and reversals for current period actual forfeitures.
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
During the three months ended June 30, 2017, overall cost of legal collections increased $6.6 million, or 14.1%, to $53.4 million, as compared to $46.8 million during the corresponding period in the prior year. The cost of legal collections in the United States increased by $7.9 million, or 20.3% and cost of legal collections in Europe decreased by $0.9 million, or 13.6%, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 29.8% during the three months ended June 30, 2017, an increase from 26.4% during the corresponding period in 2016. The cost of legal collections as a percentage of gross collections through this channel in the United States was 32.4% and 27.3% during the three months ended June 30, 2017 and 2016, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 18.5% and 21.9% during the three months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2017, overall cost of legal collections increased $0.3 million, or 0.2%, to $101.4 million, as compared to $101.1 million during the corresponding period in the prior year. Cost of legal collections in the United States increased by $3.8 million, or 4.5% and cost of legal collections in Europe decreased by $3.4 million, or 22.4%, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 28.7% during the six months ended June 30, 2017, an increase from 27.7% during the corresponding period in 2016. The cost of legal collections as a percentage of gross collections through this channel in the United States was 30.7% and 28.5% during the six months ended June 30, 2017 and 2016, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 19.0% and 23.9% during the six months ended June 30, 2017 and 2016, respectively.
The increases in the cost of legal collections and the cost of legal collections as a percentage of gross collections in the United States during the periods presented were due to increased placements in the legal channel. During the first three quarters in 2016, we experienced temporary delays in receiving media from issuers required to initiate the legal process for a number of accounts, as a result, the volume of accounts placed in our legal channel was reduced during that period. Since those temporary delays subsided in the fourth quarter of 2016, we have increased placement volume in the legal channel and expect increased volume in our legal channel in the near future.
The decreases in the cost of legal collections and the cost of legal collections as a percentage of gross collections in Europe during the periods presented were due to a reduction in upfront court costs as a result of fewer accounts placed in this channel.
Other Operating Expenses
Other operating expenses decreased by $0.9 million, or 3.7%, to $24.0 million during the three months ended June 30, 2017, from $24.9 million during the three months ended June 30, 2016. Other operating expenses decreased $0.9 million, or 1.8%, to $50.4 million during the six months ended June 30, 2017, from $51.3 million during the six months ended June 30, 2016. The decreases in other operating expenses for the three and six months ended June 30, 2017, as compared to the prior periods, were primarily due to the strengthening of the U.S. dollar relative to the British Pound during the periods presented, offset by increased costs at our domestic sites.
Collection Agency Commissions
During the three months ended June 30, 2017, we incurred $11.5 million in commissions to third-party collection agencies, or 23.7% of the related gross collections of $48.4 million. During the period, the commission rate as a percentage of related gross collections was 9.8% and 27.3% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended June 30, 2016, we incurred $9.3 million in commissions, or 17.2%, of the related gross collections of $53.8 million. During the period, the commission rate as a percentage of related gross collections was 9.8% and 19.6% for our collection outsourcing channels in the United States and Europe, respectively.
During the six months ended June 30, 2017, we incurred $23.1 million in commissions to third-party collection agencies, or 26.6% of the related gross collections of $86.6 million. During the period, the commission rate as a percentage of related gross collections was 8.7% and 33.3% for our collection outsourcing channels in the United States and Europe, respectively. During the six months ended June 30, 2016, we incurred $19.4 million in commissions, or 17.8%, of the related gross collections of $108.8 million. During the period, the commission rate as a percentage of related gross collections was 10.5% and 20.5% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses increased $4.0 million, or 12.1%, to $36.9 million during the three months ended June 30, 2017, from $32.9 million during the three months ended June 30, 2016. Excluding acquisition, integration and restructuring related expenses, gain on reversal of contingent consideration and settlement fees and related administrative expenses of $0.5 million and $2.3 million during the three months ended June 30, 2017 and 2016, respectively, general and administrative expenses increased by $5.8 million, or 18.9%, to $36.4 million during the three months ended June 30, 2017, from $30.6 million during the three months ended June 30, 2016.
General and administrative expenses increased $2.1 million, or 3.0%, to $70.3 million during the six months ended June 30, 2017, from $68.2 million during the six months ended June 30, 2016. Excluding acquisition, integration and restructuring related expenses, gain on reversal of contingent consideration and settlement fees and related administrative expenses of $1.1 million and $7.2 million during the six months ended June 30, 2017 and 2016, respectively, general and administrative expenses increased by $8.1 million, or 13.3%, to $69.1 million during the three months ended June 30, 2017, from $61.0 million during the three months ended June 30, 2016.
The increases during the three and six months ended June 30, 2017 were primarily due to the recording of an accrual for additional infrastructure costs at our domestic sites and increases in general and administrative expenses at our international subsidiaries, offset by the strengthening of the U.S. dollar relative to the British Pound during the periods presented.

Depreciation and Amortization
Depreciation and amortization expense increased by $0.5 million, or 5.3%, to $8.7 million during the three months ended June 30, 2017, from $8.2 million during the three months ended June 30, 2016. Depreciation and amortization expense decreased $0.8 million, or 4.4%, to $17.3 million during the six months ended June 30, 2017, from $18.1 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, one of our international subsidiaries wrote-off approximately $0.9 million of intangible assets, which resulted in the decrease of amortization expense in the six months ended June 30, 2017 as compared to the same period in the prior year.
Interest Expense
Interest expense remained flat at $50.5 million during the three months ended June 30, 2017, from $50.6 million during the three months ended June 30, 2016. Interest expense decreased $1.6 million to $99.7 million during the six months ended June 30, 2017, from $101.3 million during the six months ended June 30, 2016.
The following tables summarize our interest expense (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change
Stated interest on debt obligations	$39,301	$41,124	$(1,823)
Interest expense on preferred equity certificates	6,412	6,452	(40)
Amortization of loan fees and other loan costs	3,353	3,020	333
Amortization of debt discount	2,531	2,695	(164)
Accretion of debt premium	(1,081)	(2,694)	1,613
Total interest expense	$50,516	$50,597	$(81)

	Six Months Ended June 30,
	2017	2016	$ Change
Stated interest on debt obligations	$77,172	$82,510	$(5,338)
Interest expense on preferred equity certificates	12,551	12,781	(230)
Amortization of loan fees and other loan costs	6,961	6,060	901
Amortization of debt discount	5,127	5,249	(122)
Accretion of debt premium	(2,097)	(5,312)	3,215
Total interest expense	$99,714	$101,288	$(1,574)
The payment of the accumulated interest on the preferred equity certificates issued in connection with the acquisition of a controlling interest in Cabot will only be required in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
The decreases in interest expense during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016 were primarily attributable to lower interest at Cabot resulting from its recent refinancing transactions and favorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar, offset by increased interest expense in the United States related to our recent issuance of convertible debt and higher weighted interest rates.
Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses and interest income. Other income was $2.5 million during the three months ended June 30, 2017, down from other income of $3.1 million during the three months ended June 30, 2016. Other income was $3.1 million during the six months ended June 30, 2017, down from other income of $10.3 million during the six months ended June 30, 2016. The decrease during the six months ended June 30, 2017 was primarily due to a higher net gain recognized on foreign exchange contracts in the prior period.

Provision for Income Taxes
We recorded income tax expense for income from continuing operations of $13.5 million, during each of the three months ended June 30, 2017 and 2016. Income tax expense for income from continuing operations was $25.6 million and $23.6 million during the six months ended June 30, 2017 and 2016, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	3.2%	4.0%	3.2%	4.0%
International provision (benefit)(1)	2.9%	(9.1)%	3.7%	(10.1)%
Permanent items	0.3%	0.4%	0.4%	0.5%
Other(2)	0.1%	0.1%	0.5%	(1.4)%
Effective rate	41.5%	30.4%	42.8%	28.0%
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
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2017 and 2016 was immaterial.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	44.5%	39.0%	42.5%	39.1%
Europe	29.7%	31.1%	29.1%	32.4%
Other geographies	48.1%	42.9%	49.6%	41.6%
Overall cost per dollar collected	40.3%	36.9%	39.0%	37.3%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended June 30, 2017 was 40.3%, up 340 basis points from 36.9% during the corresponding period in the prior year. Overall cost-to-collect increased to 39.0% during the six months ended June 30, 2017, from 37.3% during the corresponding period in the prior year. The increases in overall cost-to-

collect during the periods presented were due to increased cost-to-collect in the United States offset by improved cost-to-collect in Europe. Cost-to-collect in the United States increased due to a combination of (a) increased legal spending resulting from increased placements in the legal channel due to the ceasing of prior temporary delays in receiving media from issuers required to initiate the legal process and (b) the acquisition of an increased volume of accounts, which generates increased near-term expenses from account manager hiring, legal placements, and letter volumes.
We expect to incur upfront costs in building collection channels in connection with any growth in our presence in the Latin American and Asia Pacific markets. As a result, cost-to-collect in other geographies may become elevated in the near term and may fluctuate over time.
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
The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the three and six months ended June 30, 2017, includes the effect of approximately 0.2 million, and 0.1 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 9, “Debt —Encore Convertible Notes,” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while common shares that are issuable upon conversion of the notes are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. There was no dilutive effect relating to our convertible senior notes during the three and six month ended June 30, 2016.
We have presented the following metrics both including and excluding the dilutive effect of the convertible senior notes to better illustrate the economic impact of the notes and the related hedging transactions to shareholders, with the GAAP diluted share calculation under the “Per Diluted Share-Accounting” column and the non-GAAP calculation under the “Per Diluted Share-Economic” column (in thousands, except per share data):

	Three Months Ended June 30,
	2017			2016
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$20,255	$0.77	$0.77	$29,588	$1.14	$1.14
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	3,078	0.12	0.12	2,921	0.11	0.11
Acquisition, integration and restructuring related expenses(1)	3,520	0.13	0.14	3,271	0.13	0.13
Gain on reversal of contingent consideration(2)	(2,773)	(0.10)	(0.10)	—	—	—
Settlement fees and related administrative expenses(3)	—	—	—	698	0.03	0.03
Amortization of certain acquired intangible assets(4)	588	0.02	0.02	575	0.02	0.02
Income tax effect of the adjustments(5)	(943)	(0.04)	(0.04)	(2,338)	(0.09)	(0.09)
Adjustments attributable to noncontrolling interest(6)	(812)	(0.03)	(0.03)	(1,273)	(0.05)	(0.05)
Adjusted income attributable to Encore	$22,913	$0.87	$0.88	$33,442	$1.29	$1.29
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents a gain recognized as a result of reversing a liability for contingent consideration that was established when we acquired a debt solution service provider in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4, “Fair Value Measurement - Contingent Consideration,” in the notes to our consolidated financial statements for further details.

(3)
Amount represents litigation and government settlement fees and related administrative expenses. For the three months ended June 30, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(5)
Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred.

(6)
Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

	Six Months Ended June 30,
	2017			2016
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$42,552	$1.62	$1.63	$58,464	$2.26	$2.26
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	6,092	0.23	0.23	5,830	0.23	0.23
Acquisition, integration and restructuring related expenses(1)	4,375	0.17	0.17	6,330	0.24	0.24
Gain on reversal of contingent consideration(2)	(2,773)	(0.10)	(0.10)	—	—	—
Settlement fees and related administrative expenses(3)	—	—	—	3,686	0.14	0.14
Amortization of certain acquired intangible assets(4)	1,148	0.04	0.04	1,649	0.06	0.06
Income tax effect of the adjustments(5)	(2,432)	(0.09)	(0.09)	(5,621)	(0.22)	(0.22)
Adjustments attributable to noncontrolling interest(6)	(1,294)	(0.05)	(0.05)	(2,491)	(0.09)	(0.09)
Adjusted income from continuing operations attributable to Encore	$47,668	$1.82	$1.83	$67,847	$2.62	$2.62
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents a gain recognized as a result of reversing a liability for contingent consideration that was established when we acquired a debt solution service provider in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4, “Fair Value Measurement - Contingent Consideration,” in the notes to our consolidated financial statements for further details.

(3)
Amount represents litigation and government settlement fees and related administrative expenses. For the six months ended June 30, 2016 amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(5)
Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income, as reported	$19,076	$30,833	$34,055	$57,440
Adjustments:
Loss from discontinued operations, net of tax	—	—	199	3,182
Interest expense	50,516	50,597	99,714	101,288
Interest income(1)	(919)	(620)	(1,698)	(1,119)
Provision for income taxes	13,531	13,451	25,598	23,599
Depreciation and amortization	8,672	8,235	17,297	18,096
Stock-based compensation expense	2,760	5,151	3,510	8,869
Acquisition, integration and restructuring related expenses(2)	3,520	3,271	4,375	5,412
Gain on reversal of contingent consideration(3)	(2,773)	—	(2,773)	—
Settlement fees and related administrative expenses(4)	—	698	—	3,686
Adjusted EBITDA	$94,383	$111,616	$180,277	$220,453

Collections applied to principal balance(5)	$173,946	$166,648	362,839	344,359
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

(3)
Amount represents a gain recognized as a result of reversing a liability for contingent consideration that was established when we acquired a debt solution service provider in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4, “Fair Value Measurement - Contingent Consideration,” in the notes to our consolidated financial statements for further details.

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and six months ended June 30, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)	Collections applied to principal balance represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios, net.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP total operating expenses, as reported	$210,323	$197,695	$406,423	$403,208
Adjustments:
Stock-based compensation expense	(2,760)	(5,151)	(3,510)	(8,869)
Operating expenses related to non-portfolio purchasing and recovery business(1)	(26,984)	(28,253)	(54,930)	(55,138)
Acquisition, integration and restructuring related expenses(2)	(3,520)	(3,271)	(4,375)	(6,330)
Gain on reversal of contingent consideration(3)	2,773	—	2,773	—
Settlement fees and related administrative expenses(4)	—	(698)	—	(3,686)
Adjusted operating expenses related to portfolio purchasing and recovery business	$179,832	$160,322	$346,381	$329,185
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

(3)
Amount represents a gain recognized as a result of reversing a liability for contingent consideration that was established when we acquired a debt solution service provider in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4, “Fair Value Measurement - Contingent Consideration,” in the notes to our consolidated financial statements for further details.

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and six months ended June 30, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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
During the quarter ended September 30, 2016, we revised the forecasting methodology we use to value and calculate IRRs on certain portfolios in Europe and extended the collection forecast from 120 months to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016, to certain portfolios in Europe for which we could accurately forecast through such term. For portfolios in Europe that were not extended to 180 months, we continue to include the collection forecast to 120 months in calculating accretion revenue and in our estimated remaining collection disclosures. In the United States, we include the collection forecast to 120 months in calculating accretion revenue. Expected collections beyond the 120 month collection forecast in the United States are included in our estimated remaining collection disclosures but are not included in the calculation of accretion revenue.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2017
		<2008	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total(2)	CCM(3)
United States:
<2008	$923,144	$1,732,000	$329,254	$225,765	$143,969	$96,172	$66,574	$49,054	$36,443	$30,837	$25,313	$11,616	$2,746,997	3.0
2008	227,751	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	18,563	8,087	630,815	2.8
2009	252,979	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	12,711	804,085	3.2
2010	357,362	—	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	22,250	1,065,604	3.0
2011	383,911	—	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	31,742	1,029,151	2.7
2012	548,984	—	—	—	—	—	187,721	350,134	259,252	176,914	113,067	42,996	1,130,084	2.1
2013	552,310	—	—	—	—	—	—	230,051	397,646	298,068	203,386	82,238	1,211,389	2.2
2014	518,979	—	—	—	—	—	—	—	144,178	307,814	216,357	82,106	750,455	1.4
2015	500,877	—	—	—	—	—	—	—	—	105,610	231,102	106,478	443,190	0.9
2016	557,235	—	—	—	—	—	—	—	—	—	110,875	148,858	259,733	0.5
2017	254,707	—	—	—	—	—	—	—	—	—	—	24,858	24,858	0.1
Subtotal	5,078,239	1,732,000	398,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	573,940	10,096,361	2.0
Europe:
2013	619,079	—	—	—	—	—	—	134,259	249,307	212,129	165,610	75,880	837,185	1.4
2014	630,342	—	—	—	—	—	—	—	135,549	198,127	156,665	69,735	560,076	0.9
2015	423,348	—	—	—	—	—	—	—	—	65,870	127,084	54,626	247,580	0.6
2016	259,480	—	—	—	—	—	—	—	—	—	44,641	47,269	91,910	0.4
2017	177,370	—	—	—	—	—	—	—		—	—	11,136	11,136	0.1
Subtotal	2,109,619	—	—	—	—	—	—	134,259	384,856	476,126	494,000	258,646	1,747,887	0.8
Other geographies:
2012	6,706	—	—	—	—	—	—	3,848	2,561	1,208	542	258	8,417	1.3
2013	29,568	—	—	—	—	—	—	6,617	17,615	10,334	4,606	1,749	40,921	1.4
2014	86,989	—	—	—	—	—	—	—	9,652	16,062	18,403	5,271	49,388	0.6
2015	91,133	—	—	—	—	—	—	—	—	15,061	57,064	22,368	94,493	1.0
2016	79,826	—	—	—	—	—	—	—	—	—	29,269	21,173	50,442	0.6
2017	31,762	—	—	—	—	—	—	—	—	—	—	3,640	3,640	0.1
Subtotal	325,984	—	—	—	—	—	—	10,465	29,828	42,665	109,884	54,459	247,301	0.8
Total	$7,513,842	$1,732,000	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$887,045	$12,091,549	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2017, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2017 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2008	$923,144	$2,746,997	$43,436	$2,790,433	3.0
2008	227,751	630,815	39,280	670,095	2.9
2009	252,979	804,085	63,261	867,346	3.4
2010	357,362	1,065,604	105,695	1,171,299	3.3
2011	383,911	1,029,151	148,359	1,177,510	3.1
2012	548,984	1,130,084	163,923	1,294,007	2.4
2013(3)	552,310	1,211,389	290,476	1,501,865	2.7
2014(3)	518,979	750,455	356,985	1,107,440	2.1
2015	500,877	443,190	445,153	888,343	1.8
2016	557,235	259,733	804,873	1,064,606	1.9
2017(4)	254,707	24,858	470,943	495,801	1.9
Subtotal	5,078,239	10,096,361	2,932,384	13,028,745	2.6
Europe:
2013(3)	619,079	837,185	799,501	1,636,686	2.6
2014(3)	630,342	560,076	780,386	1,340,462	2.1
2015(3)	423,348	247,580	524,188	771,768	1.8
2016	259,480	91,910	471,239	563,149	2.2
2017	177,370	11,136	368,224	379,360	2.1
Subtotal	2,109,619	1,747,887	2,943,538	4,691,425	2.2
Other geographies:
2012	6,706	8,417	1,586	10,003	1.5
2013	29,568	40,921	3,972	44,893	1.5
2014	86,989	49,388	124,821	174,209	2.0
2015(3)	91,133	94,493	106,738	201,231	2.2
2016	79,826	50,442	97,776	148,218	1.9
2017	31,762	3,640	45,397	49,037	1.5
Subtotal	325,984	247,301	380,290	627,591	1.9
Total	$7,513,842	$12,091,549	$6,256,212	$18,347,761	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through June 30, 2017, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

(4)
Amounts represent the combined results of consumer credit card receivable and consumer bankruptcy receivable purchases. For the six months ended June 30, 2017, the consumer credit card receivable estimated gross collections to purchase price multiple was 2.0 and the consumer bankruptcy estimated gross collections to purchase price multiple was 1.2.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2017(3)	2018	2019	2020	2021	2022	2023	2024	2025	>2025	Total
United States:
<2008	$9,760	$16,079	$9,573	$4,992	$2,337	$695	$—	$—	$—	$—	$43,436
2008	7,078	12,203	8,175	5,302	3,434	2,227	861	—	—	—	39,280
2009	11,374	19,418	12,588	8,163	5,285	3,428	2,228	777	—	—	63,261
2010	19,283	31,538	20,444	13,383	8,585	5,570	3,621	2,354	917	—	105,695
2011	27,007	43,339	28,495	18,463	12,109	7,734	5,027	3,267	2,124	794	148,359
2012	31,626	46,570	30,456	19,690	12,741	9,079	5,677	3,690	2,398	1,996	163,923
2013(4)	52,678	80,209	56,435	36,520	23,675	15,367	10,440	6,220	4,043	4,889	290,476
2014(4)	64,813	94,090	66,902	44,429	29,627	19,861	13,374	8,902	5,834	9,153	356,985
2015	77,795	127,650	89,388	55,503	33,609	21,644	14,257	9,399	6,180	9,728	445,153
2016	126,466	226,005	163,976	106,630	68,961	40,220	26,171	17,697	12,014	16,733	804,873
2017	54,630	135,140	106,255	67,206	43,881	26,222	14,843	9,931	6,813	6,022	470,943
Subtotal	482,510	832,241	592,687	380,281	244,244	152,047	96,499	62,237	40,323	49,315	2,932,384
Europe:
2013(4)	49,036	102,403	105,069	95,099	84,680	74,243	64,760	56,946	50,874	116,391	799,501
2014(4)	51,082	105,609	105,223	92,398	80,166	69,116	60,140	52,067	44,716	119,869	780,386
2015(4)	39,583	77,770	73,110	61,399	51,762	43,660	36,963	31,196	26,371	82,374	524,188
2016	29,216	64,209	62,767	59,055	49,716	39,307	31,750	28,700	22,367	84,152	471,239
2017	18,109	62,526	49,571	39,031	31,682	27,427	22,754	19,419	17,041	80,664	368,224
Subtotal	187,026	412,517	395,740	346,982	298,006	253,753	216,367	188,328	161,369	483,450	2,943,538
Other geographies:
2012	300	464	301	222	187	112	—	—	—	—	1,586
2013	1,079	1,581	733	332	189	58	—	—	—	—	3,972
2014	5,779	14,753	36,792	41,713	23,238	1,217	134	134	134	927	124,821
2015(4)	13,840	25,969	22,285	16,034	9,877	6,209	4,460	2,995	2,122	2,947	106,738
2016	12,875	25,015	21,269	15,293	10,172	5,455	3,111	2,191	1,613	782	97,776
2017	3,880	9,748	9,798	7,724	5,488	3,719	2,305	1,118	857	760	45,397
Subtotal	37,753	77,530	91,178	81,318	49,151	16,770	10,010	6,438	4,726	5,416	380,290
Total	$707,289	$1,322,288	$1,079,605	$808,581	$591,401	$422,570	$322,876	$257,003	$206,418	$538,181	$6,256,212
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of June 30, 2017, ERC for Zero Basis Portfolios include approximately $329.8 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies were immaterial.

(2)
The collection forecast of each pool is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2017 amount consists of six months data from July 1, 2017 to December 31, 2017.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2017	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2007	$122	$204,063	0.1%	0.0%
2008	2,931	227,751	1.3%	0.2%
2009	—	252,979	0.0%	0.0%
2010	—	357,362	0.0%	0.0%
2011	5,634	383,911	1.5%	0.5%
2012	25,461	548,984	4.6%	2.2%
2013(2)	63,270	552,310	11.5%	5.4%
2014(2)	147,907	518,979	28.5%	12.5%
2015	247,554	500,877	49.4%	21.0%
2016	440,502	557,235	79.1%	37.3%
2017	246,557	254,707	96.8%	20.9%
Subtotal	1,179,938	4,359,158	27.1%	100.0%
Europe:
2013(2)	248,243	619,079	40.1%	20.9%
2014(2)	297,606	630,342	47.2%	25.1%
2015(2)	243,826	423,348	57.6%	20.6%
2016	220,573	259,480	85.0%	18.6%
2017	175,883	177,370	99.2%	14.8%
Subtotal	1,186,131	2,109,619	56.2%	100.0%
Other geographies:
2013	466	29,568	1.6%	0.2%
2014	61,315	86,989	70.5%	32.3%
2015(2)	44,015	91,133	48.3%	23.2%
2016	54,154	79,826	67.8%	28.5%
2017	29,906	31,762	94.2%	15.8%
Subtotal	189,856	319,278	59.5%	100.0%
Total	$2,555,925	$6,788,055	37.7%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of June 30, 2017, we had $2.6 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2017(1)	$146,706	$39,389	$6,427	$192,522
2018	321,457	125,445	20,432	467,334
2019	260,145	149,029	47,145	456,319
2020	168,452	128,285	53,100	349,837
2021	112,300	110,492	36,169	258,961
2022	70,064	96,103	9,619	175,786
2023	45,234	84,728	6,516	136,478
2024	28,413	74,783	4,705	107,901
2025	14,220	69,632	3,732	87,584
2026	7,313	77,346	1,912	86,571
2027	5,634	73,881	99	79,614
2028	—	75,174	—	75,174
2029	—	38,300	—	38,300
2030	—	24,740	—	24,740
2031	—	15,809	—	15,809
2032	—	2,995	—	2,995
Total	$1,179,938	$1,186,131	$189,856	$2,555,925
________________________

(1)	2017 amount consists of six months data from July 1, 2017 to December 31, 2017.

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and geographic location:

	Headcount as of June 30,
	2017		2016
	Domestic	International	Domestic	International
General & Administrative	880	2,253	923	2,200
Account Manager	322	3,391	265	3,326
Total	1,202	5,644	1,188	5,526

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2015	734	$1,041,011	$125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
Q2 2017	1,347	2,441,909	246,415
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016

	(Unaudited)
Net cash provided by operating activities	$71,290	$49,080
Net cash used in investing activities	(115,075)	(52,987)
Net cash provided by (used in) financing activities	35,849	(11,222)
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
Net cash provided by operating activities was $71.3 million and $49.1 million during the six months ended June 30, 2017 and 2016, respectively. Cash provided by operating activities during the six months ended June 30, 2017 was primarily related to net income of $34.1 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the six months ended June 30, 2016 was primarily related to net income of $57.4 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $115.1 million and $53.0 million during the six months ended June 30, 2017 and 2016, respectively.
The cash flows used in investing activities during the six months ended June 30, 2017 were primarily related to receivable portfolio purchases of $464.5 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $371.3 million. The cash flows used in investing activities during the six months ended June 30, 2016 were primarily related to receivable portfolio purchases of $517.7 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $351.2 million and $106.0 million of proceeds from divestiture of Propel, net of cash divested.
Capital expenditures for fixed assets acquired with internal cash flows were $12.0 million and $10.1 million for six months ended June 30, 2017 and 2016, respectively.
Financing Cash Flows
Net cash provided by financing activities was $35.8 million during the six months ended June 30, 2017. Net cash used in financing activities was $11.2 million during the six months ended June 30, 2016. Net cash used in financing activities from discontinued operations was $15.5 million during the six months ended June 30, 2016.
The cash provided by financing activities during the six months ended June 30, 2017 primarily reflects $331.0 million in borrowings under our credit facilities and $150.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2022, offset by $373.3 million in repayments of amounts outstanding under our credit facilities and $60.4 million in repayments of Encore’s convertible notes due 2017. The cash used in financing activities during the six months ended June 30, 2016 primarily reflects $307.9 million in repayments of amounts outstanding under our credit facilities, offset by $288.8 million in borrowings under our credit facilities.
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
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $801.7 million (the “Revolving Credit Facility”), a term loan facility of $120.4 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $25.3 million of which has been exercised). The Senior Secured Credit Facilities have a five year maturity expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $32.1 million and $168.6 million expiring in November 2017 and February 2019, respectively, and (2) two subtranches of the Term Loan Facility of $4.8 million and $18.0 million, expiring in November 2017 and February 2019, respectively. As of June 30, 2017, we had $539.0 million outstanding and $262.7 million of availability under the Revolving Credit Facility and $116.7 million outstanding under the Term Loan Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £250.0 million (the “Cabot Credit Facility”). The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of June 30, 2017, we had £62.5 million (approximately $81.2 million) outstanding and £187.5 million (approximately $243.6 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 9, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
In March 2017, we sold $150.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) that mature on March 15, 2022 in private placement transactions. The 2022 Convertible Notes bear interest at a rate of 3.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017.
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
In 2010 and 2011 we sold an aggregate of $75.0 million of senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). As of June 30, 2017, $5.1 million of the Senior Secured Notes were outstanding and due in 2017 and 2018.
Our cash and cash equivalents at June 30, 2017 consisted of $30.0 million held by U.S.-based entities and $116.6 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates. At June 30, 2017, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Interest Rates. At June 30, 2017, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No.1 to Third Amended and Restated Credit Agreement, dated June 13, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.2+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Ashish Masih (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

10.3+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

10.4+	The Encore Capital Group, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

10.5+
Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

10.6+
Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (for Executive Separation Plan Participants) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

10.7+
Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

10.8+
Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

10.9
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 29, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Date: August 3, 2017