Form 10-Q
period 2017-09-30
ENCORE CAPITAL GROUP INC
filed 2017-11-02
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common Stock, $0.01 par value	25,745,485 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$188,246	$149,765
Investment in receivable portfolios, net	2,728,811	2,382,809
Property and equipment, net	71,213	72,257
Deferred court costs, net	77,361	65,187
Other assets	254,993	215,447
Goodwill	853,162	785,032
Total assets	$4,173,786	$3,670,497
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$269,927	$234,398
Debt	3,148,497	2,805,983
Other liabilities	32,207	29,601
Total liabilities	3,450,631	3,069,982
Commitments and contingencies
Redeemable noncontrolling interest	160,663	45,755
Redeemable equity component of convertible senior notes	77	2,995
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,745 shares and 25,593 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	257	256
Additional paid-in capital	43,006	103,392
Accumulated earnings	602,199	560,567
Accumulated other comprehensive loss	(74,153)	(104,911)
Total Encore Capital Group, Inc. stockholders’ equity	571,309	559,304
Noncontrolling interest	(8,894)	(7,539)
Total equity	562,415	551,765
Total liabilities, redeemable equity and equity	$4,173,786	$3,670,497
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

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$77,757	$55,823
Investment in receivable portfolios, net	1,277,384	972,841
Property and equipment, net	20,193	19,284
Deferred court costs, net	26,089	22,760
Other assets	93,815	79,767
Goodwill	648,574	584,868
Liabilities
Accounts payable and accrued liabilities	$129,010	$99,689
Debt	1,846,308	1,514,799
Other liabilities	2,951	1,921
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Revenue from receivable portfolios, net	$283,588	$159,534	$807,794	$697,080
Other revenues	23,111	19,881	61,763	60,794
Total revenues	306,699	179,415	869,557	757,874
Operating expenses
Salaries and employee benefits	77,232	67,783	221,296	212,924
Cost of legal collections	48,094	56,932	149,460	158,047
Other operating expenses	25,859	24,131	76,249	75,420
Collection agency commissions	10,622	8,848	33,678	28,242
General and administrative expenses	32,500	34,871	102,750	103,044
Depreciation and amortization	8,522	8,032	25,819	26,128
Total operating expenses	202,829	200,597	609,252	603,805
Income (loss) from operations	103,870	(21,182)	260,305	154,069
Other (expense) income
Interest expense	(52,755)	(48,632)	(152,469)	(149,920)
Other income	8,873	4,100	12,004	14,358
Total other expense	(43,882)	(44,532)	(140,465)	(135,562)
Income (loss) from continuing operations before income taxes	59,988	(65,714)	119,840	18,507
(Provision) benefit for income taxes	(17,844)	13,768	(43,442)	(9,831)
Income (loss) from continuing operations	42,144	(51,946)	76,398	8,676
Loss from discontinued operations, net of tax	—	—	(199)	(3,182)
Net income (loss)	42,144	(51,946)	76,199	5,494
Net (income) loss attributable to noncontrolling interest	(13,950)	50,422	(5,652)	48,264
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$28,194	$(1,524)	$70,547	$53,758
Amounts attributable to Encore Capital Group, Inc.:
Income (loss) from continuing operations	$28,194	$(1,524)	$70,746	$56,940
Loss from discontinued operations, net of tax	—	—	(199)	(3,182)
Net income (loss)	$28,194	$(1,524)	$70,547	$53,758

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$1.08	$(0.06)	$2.73	$2.22
Discontinued operations	$—	$—	$(0.01)	$(0.13)
Net basic earnings (loss) per share	$1.08	$(0.06)	$2.72	$2.09
Diluted earnings (loss) per share from:
Continuing operations	$1.05	$(0.06)	$2.68	$2.20
Discontinued operations	$—	$—	$(0.01)	$(0.12)
Net diluted earnings (loss) per share	$1.05	$(0.06)	$2.67	$2.08

Weighted average shares outstanding:
Basic	26,011	25,777	25,957	25,690
Diluted	26,736	25,777	26,406	25,885
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$42,144	$(51,946)	$76,199	$5,494
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized (loss) gain on derivative instruments	(264)	983	1,170	487
Income tax effect	103	(384)	(409)	(190)
Unrealized (loss) gain on derivative instruments, net of tax	(161)	599	761	297
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	9,712	(11,341)	32,000	(48,028)
Income tax effect	—	73	—	1,426
Unrealized gain (loss) on foreign currency translation, net of tax	9,712	(11,268)	32,000	(46,602)
Other comprehensive income (loss), net of tax	9,551	(10,669)	32,761	(46,305)
Comprehensive income (loss)	51,695	(62,615)	108,960	(40,811)
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss	(13,950)	50,422	(5,652)	48,264
Unrealized (gain) loss on foreign currency translation	(594)	(115)	(2,003)	807
Comprehensive (income) loss attributable to noncontrolling interest	(14,544)	50,307	(7,655)	49,071
Comprehensive income (loss) attributable to Encore Capital Group, Inc. stockholders	$37,151	$(12,308)	$101,305	$8,260
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$76,199	$5,494
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	199	3,182
Depreciation and amortization	25,819	26,128
Other non-cash expense, net	25,098	28,557
Stock-based compensation expense	7,041	9,502
Gain on derivative instruments, net	(2,714)	(10,885)
Deferred income taxes	(5,396)	(46,524)
(Reversal of) provision for allowances on receivable portfolios, net	(30,525)	86,777
Changes in operating assets and liabilities
Deferred court costs and other assets	(20,094)	7,572
Prepaid income tax and income taxes payable	15,565	(2,485)
Accounts payable, accrued liabilities and other liabilities	(9,501)	(24,146)
Net cash provided by operating activities from continuing operations	81,691	83,172
Net cash provided by operating activities from discontinued operations	—	2,096
Net cash provided by operating activities	81,691	85,268
Investing activities:
Cash paid for acquisitions, net of cash acquired	(5,623)	(675)
Proceeds from divestiture of business, net of cash divested	—	106,041
Purchases of receivable portfolios, net of put-backs	(739,478)	(712,706)
Collections applied to investment in receivable portfolios, net	549,544	507,552
Purchases of property and equipment	(20,518)	(16,548)
Proceeds from derivative instruments, net	6,140	10,038
Other, net	2,155	—
Net cash used in investing activities from continuing operations	(207,780)	(106,298)
Net cash provided by investing activities from discontinued operations	—	14,685
Net cash used in investing activities	(207,780)	(91,613)
Financing activities:
Payment of loan costs	(19,910)	(3,750)
Proceeds from credit facilities	928,141	455,786
Repayment of credit facilities	(972,453)	(443,968)
Proceeds from senior secured notes	325,000	—
Repayment of senior secured notes	(203,212)	(14,343)
Proceeds from issuance of convertible senior notes	150,000	—
Repayment of convertible senior notes	(60,406)	—
Proceeds from convertible hedge instruments	5,580	—
Taxes paid related to net share settlement of equity awards	(2,538)	(4,113)
Proceeds from other debt	8,318	35,080
Other, net	(3,211)	(11,005)
Net cash provided by financing activities	155,309	13,687
Net increase in cash and cash equivalents	29,220	7,342
Effect of exchange rate changes on cash and cash equivalents	9,261	(3,263)
Cash and cash equivalents, beginning of period	149,765	153,593
Cash and cash equivalents, end of period	$188,246	$157,672

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
Reclassifications
Certain immaterial reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation. For the three and nine months ended September 30, 2016, the Company revised its statements of comprehensive income. The comprehensive loss attributable to Encore increased by $0.1 million for the three months ended September 30, 2017 and comprehensive income attributable to Encore increased $0.8 million for the nine months ended September 30, 2016. This revision was not material. There were no revisions to the statements of financial condition, operations or cash flows.

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
Recent Accounting Pronouncements
Other than the adoption of ASU 2016-09 as discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during the nine months ended September 30, 2017 that have significance, or potential significance, to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities—Derivatives and Hedging (Topic 815) (“ASU 2017-12”) which amends the hedge accounting recognition and presentation requirements in ASC 815. ASU 2017-12 improves Topic 815 Derivatives and Hedging by simplifying and expanding the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies its application through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements as well as whether to adopt the new guidance early.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, which clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The Company is evaluating the potential impacts of Topic 606 on its existing revenue recognition policies and procedures. The Company’s investment in receivable portfolios is outside of the scope of Topic 606 since it is accounted for in accordance with ASC 310-30. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements. The Company plans to adopt Topic 606 under the modified retrospective approach.
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

Note 3: Earnings Per Share
Basic earnings or loss per share is calculated by dividing net earnings or loss attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible senior notes. In computing the diluted net loss per share for the three months ended September 30, 2016, dilutive potential common shares are excluded from the diluted loss per share calculation because of their anti-dilutive effect.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding—basic	26,011	25,777	25,957	25,690
Dilutive effect of stock-based awards	271	—	214	195
Dilutive effect of convertible senior notes	454	—	235	—
Weighted average common shares outstanding—diluted	26,736	25,777	26,406	25,885
Anti-dilutive employee stock options outstanding were approximately 13,000 and 138,000 during the three and nine months ended September 30, 2017. Anti-dilutive employee stock options outstanding were approximately 4,000 and 3,000 during the three and nine months ended September 30, 2016.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$2,097	$—	$2,097
Interest rate cap contracts	—	2,724	—	2,724
Liabilities
Foreign currency exchange contracts	—	(2,248)	—	(2,248)
Interest rate swap agreements	—	(40)	—	(40)
Contingent consideration	—	—	(10,382)	(10,382)
Temporary Equity
Redeemable noncontrolling interest	—	—	(160,663)	(160,663)

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,122	$—	$1,122
Liabilities
Foreign currency exchange contracts	—	(1,360)	—	(1,360)
Interest rate swap agreements	—	(131)	—	(131)
Contingent consideration	—	—	(2,531)	(2,531)
Temporary Equity
Redeemable noncontrolling interest	—	—	(45,755)	(45,755)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. During the three months ended June 30, 2017, the Company recorded additional contingent consideration of approximately $10.5 million resulting from Cabot’s acquisition of a debt solution service provider in the United Kingdom. Additionally, the Company reviewed the earn-out analysis for one of its previously acquired entities and determined that, based on actual and forecasted operating performance, there would be no future earn-out payment to the sellers, as a result, the entire liability for the contingent consideration of $2.8 million relating to the acquisition of that entity was reversed and recorded as a reduction of general and administrative expenses in the Company’s consolidated statements of operations for the three months ended June 30, 2017. As of September 30, 2017, the aggregated fair value of the contingent consideration was approximately $10.4 million.
The following table provides a roll forward of the fair value of contingent consideration for the periods ended September 30, 2017 and December 31, 2016 (in thousands):

Amount
Balance at December 31, 2015	$10,403
Change in fair value of contingent consideration	(7,602)
Effect of foreign currency translation	(270)
Balance at December 31, 2016	2,531
Issuance of contingent consideration in connection with acquisition	10,544
Change in fair value of contingent consideration	(2,392)
Payment of contingent consideration	(781)
Effect of foreign currency translation	480
Balance at September 30, 2017	$10,382
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
The components of the change in the redeemable noncontrolling interest for the periods ended September 30, 2017 and December 31, 2016 are presented in the following table (in thousands):

Amount
Balance at December 31, 2015	$38,624
Addition to redeemable noncontrolling interest	826
Redemption of redeemable noncontrolling interest	(3,562)
Net loss attributable to redeemable noncontrolling interest	(47,831)
Adjustment of the redeemable noncontrolling interest to fair value	74,194
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(16,496)
Balance at December 31, 2016	45,755
Addition to redeemable noncontrolling interest	277
Net income attributable to redeemable noncontrolling interest	3,238
Adjustment of the redeemable noncontrolling interest to fair value	107,959
Effect of foreign currency translation attributable to redeemable noncontrolling interest	3,434
Balance at September 30, 2017	$160,663
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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $2,860.5 million and $2,446.6 million as of September 30, 2017 and December 31, 2016, respectively, as compared to the carrying value of $2,728.8 million and $2,382.8 million as of September 30, 2017 and December 31, 2016, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S. and European portfolios by approximately $53.8 million and $71.3 million, respectively, as of September 30, 2017. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount that could be realized if its investment in receivable portfolios were sold.
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
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $513.3 million and $416.5 million as of September 30, 2017 and December 31, 2016, respectively.

The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $619.9 million and $431.7 million as of September 30, 2017 and December 31, 2016, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1.2 billion and $1.3 billion, as of September 30, 2017 and December 31, 2016, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1.3 billion and $1.3 billion as of September 30, 2017 and December 31, 2016, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of September 30, 2017 and December 31, 2016.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$1,840	Other assets	$707
Foreign currency exchange contracts	Other liabilities	—	Other liabilities	(51)
Interest rate swap agreements	Other liabilities	(40)	Other liabilities	(131)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	257	Other assets	415
Foreign currency exchange contracts	Other liabilities	(2,248)	Other liabilities	(1,309)
Interest rate cap contracts	Other assets	2,724	Other assets	—
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
As of September 30, 2017, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $16.8 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $1.8 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the nine months ended September 30, 2017 and 2016.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of September 30, 2017, the Company had t wo interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $23.5 million U.S. dollars). These interest rate swap instruments are designated as cash flow hedges and accounted for using hedge accounting.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Foreign currency exchange contracts	$(27)	$989	Salaries and employee benefits	$286	$151	Other (expense) income	$—	$—
Foreign currency exchange contracts	70	171	General and administrative expenses	35	26	Other (expense) income	—	—
Interest rate swap agreements	10	—	Interest expense	—	—	Other (expense) income	—	—

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Foreign currency exchange contracts	$1,708	$1,284	Salaries and employee benefits	$758	$683	Other (expense) income	$—	$—
Foreign currency exchange contracts	310	(19)	General and administrative expenses	76	95	Other (expense) income	—	—
Interest rate swap agreements	29	—	Interest expense	110	—	Other (expense) income	—	—
Derivatives Not Designated as Hedging Instruments
In 2016, Encore and its Cabot subsidiary collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. The Company’s Cabot subsidiary also holds interest rate cap contracts with an aggregate notional amount of £260.0 million (approximately $348.3 million) that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency exchange contracts	Other income (expense)	$(833)	$3,330	$1,790	$10,706
Interest rate cap contracts	Interest expense	919	—	919	—
Interest rate swap agreements	Interest expense	—	39	110	83
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
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. During the quarter ended September 30, 2016, the Company revised the forecasting methodology it uses to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. This change was made as a result of (1) the Company having observed that older portfolios in Europe have consistently experienced cash collections beyond 120 months, (2) an expectation that regulatory changes in the United Kingdom resulting in a reduction in the number of highly discounted near term one-time settlements, an increase in the number of payment plans, and an increase in the length of existing payment plans will cause a lengthening of the collections curve, (3) an expectation that, as a result of a higher percentage of semi-performing account purchases in the United Kingdom in recent years, newer vintages will have a larger percentage of collections after 120 months and (4) the Company’s increased confidence in its ability to forecast future cash collections to 180 months. The increase in the collection forecast from 120 months to 180 months was applied effective July 1, 2016 to certain portfolios in Europe for which the Company could accurately forecast through such term. These changes in forecasted future cash flows resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios of approximately $296.5 million as of September 30, 2016. In addition, during the three months ended September 30, 2016, the Company recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in near term collections against the forecasts for certain pools in Europe. Subsequent to the recording of the allowance charges for certain pools in Europe, the Company has experienced sustained improvements in collections resulting primarily from its liquidation improvement initiatives. As a result, during the three and nine months ended September 30, 2017, the Company reversed approximately $28.0 million and $35.8 million, respectively of the previously recorded allowance charges for certain pool groups in Europe and raised IRRs for certain other pool groups in Europe.
Additionally, during the three months ended September 30, 2017, the Company recorded an allowance charge of $10.2 million on two pool groups in the United States that were heavily concentrated in Puerto Rico for which collections have been impacted as a result of hurricanes.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2016	$3,092,004	$365,504	$3,457,508
Revenue recognized, net	(211,718)	(40,252)	(251,970)
(Reductions) additions on existing portfolios, net	(90,138)	57,446	(32,692)
Additions for current purchases, net	200,728	—	200,728
Effect of foreign currency translation	38,712	467	39,179
Balance at March 31, 2017	3,029,588	383,165	3,412,753
Revenue recognized, net	(231,431)	(40,805)	(272,236)
Net additions on existing portfolios	225,021	9,888	234,909
Additions for current purchases, net	258,687	—	258,687
Effect of foreign currency translation	66,927	(753)	66,174
Balance at June 30, 2017	3,348,792	351,495	3,700,287
Revenue recognized, net	(248,220)	(35,368)	(283,588)
Net additions on existing portfolios	27,162	1,539	28,701
Additions for current purchases, net	336,725	—	336,725
Effect of foreign currency translation	56,971	375	57,346
Balance at September 30, 2017	$3,521,430	$318,041	$3,839,471

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2015	$3,047,640	$223,031	$3,270,671
Revenue recognized, net	(238,547)	(31,547)	(270,094)
Net additions on existing portfolios	39,538	8,071	47,609
Additions for current purchases, net	193,654	—	193,654
Effect of foreign currency translation	(64,330)	470	(63,860)
Balance at March 31, 2016	2,977,955	200,025	3,177,980
Revenue recognized, net	(233,714)	(33,738)	(267,452)
Net additions on existing portfolios	59,459	95,135	154,594
Additions for current purchases, net	183,217	—	183,217
Effect of foreign currency translation	(181,223)	245	(180,978)
Balance at June 30, 2016	2,805,694	261,667	3,067,361
Revenue recognized, net	(119,543)	(39,991)	(159,534)
Net additions on existing portfolios	299,212	22,862	322,074
Additions for current purchases, net	180,079	—	180,079
Effect of foreign currency translation	(75,402)	135	(75,267)
Balance at September 30, 2016	$3,090,040	$244,673	$3,334,713
During the three months ended September 30, 2017, the Company purchased receivable portfolios with a face value of $3.0 billion for $292.3 million, or a purchase cost of 9.7% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2017 amounted to $630.6 million. During the three months ended September 30, 2016, the Company purchased receivable portfolios with a face value of $1.5 billion for $206.4 million, or a purchase cost of 14.0% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2016 amounted to $386.5 million.
During the nine months ended September 30, 2017, the Company purchased receivable portfolios with a face value of $7.1 billion for $757.5 million, or a purchase cost of 10.6% of face value. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2017 amounted to $1,555.0 million. During the nine months ended September 30, 2016, the Company purchased receivable portfolios with a face value of $7.9 billion for $696.2 million, or a purchase cost of 8.9% of face value. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2016 amounted to $1,262.0 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2017 and 2016, Zero Basis Revenue was approximately $35.4 million and $40.0 million, respectively. During the nine months ended September 30, 2017 and 2016, Zero Basis Revenue was approximately $116.4 million and $105.3 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,541,590	$14,335	$—	$2,555,925
Purchases of receivable portfolios	292,332	—	—	292,332
Disposals or transfers to held for sale	(3,536)	(265)	—	(3,801)
Gross collections(1)	(407,435)	(435)	(35,126)	(442,996)
Put-backs and Recalls(2)	(407)	—	(242)	(649)
Foreign currency adjustments	44,366	46	—	44,412
Revenue recognized	230,403	—	33,621	264,024
Portfolio allowance reversals, net	17,817	—	1,747	19,564
Balance, end of period	$2,715,130	$13,681	$—	$2,728,811
Revenue as a percentage of collections(3)	56.5%	0.0%	95.7%	59.6%

	Three Months Ended September 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,465,967	$3,626	$—	$2,469,593
Purchases of receivable portfolios	206,359	—	—	206,359
Gross collections(1)	(366,321)	(706)	(39,934)	(406,961)
Put-backs and Recalls(2)	(3,103)	—	(57)	(3,160)
Foreign currency adjustments	(27,361)	(173)	—	(27,534)
Revenue recognized	212,664	—	38,317	250,981
Portfolio (allowance) reversals, net	(93,121)	—	1,674	(91,447)
Balance, end of period	$2,395,084	$2,747	$—	$2,397,831
Revenue as a percentage of collections(3)	58.1%	0.0%	96.0%	61.7%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

	Nine Months Ended September 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	756,305	1,169	—	757,474
Disposals or transfers to held for sale	(11,004)	(265)	—	(11,269)
Gross collections(1)	(1,212,357)	(1,534)	(116,150)	(1,330,041)
Put-backs and Recalls(2)	(5,401)	—	(275)	(5,676)
Foreign currency adjustments	127,852	(132)	—	127,720
Revenue recognized	665,818	—	111,451	777,269
Portfolio allowance reversals, net	25,551	—	4,974	30,525
Balance, end of period	$2,715,130	$13,681	$—	$2,728,811
Revenue as a percentage of collections(3)	54.9%	0.0%	96.0%	58.4%

	Nine Months Ended September 30, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	696,228	—	—	696,228
Transfer of portfolios	(96)	96	—	—
Gross collections(1)	(1,181,546)	(2,063)	(105,257)	(1,288,866)
Put-backs and Recalls(2)	(19,680)	(11)	(19)	(19,710)
Foreign currency adjustments	(127,680)	110	—	(127,570)
Revenue recognized	683,752	—	100,105	783,857
Portfolio (allowance) reversals, net	(91,948)	—	5,171	(86,777)
Balance, end of period	$2,395,084	$2,747	$—	$2,397,831
Revenue as a percentage of collections(3)	57.9%	0.0%	95.1%	60.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$130,675	$55,918	$137,037	$60,588
Provision for portfolio allowances	10,181	94,011	10,863	94,011
Reversal of prior allowances	(29,745)	(2,564)	(41,388)	(7,234)
Effect of foreign currency translation	1,759	(2,890)	6,358	(2,890)
Balance at end of period	$112,870	$144,475	$112,870	$144,475

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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2017	December 31, 2016
Court costs advanced	$724,625	$654,356
Court costs recovered	(292,454)	(261,243)
Court costs reserve	(354,810)	(327,926)
Deferred court costs	$77,361	$65,187
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(345,971)	$(319,651)	$(327,926)	$(318,784)
Provision for court costs	(19,767)	(25,599)	(60,031)	(55,976)
Net down of reserve after deferral period	12,419	12,955	36,992	40,028
Effect of foreign currency translation	(1,491)	560	(3,845)	2,997
Balance at end of period	$(354,810)	$(331,735)	$(354,810)	$(331,735)
Note 8: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred tax assets	$57,891	$51,077
Identifiable intangible assets, net	29,267	28,243
Assets held for sale	27,575	21,147
Service fee receivables	26,144	15,156
Prepaid expenses	19,966	18,036
Other financial receivables	19,212	18,732
Derivative instruments	4,821	1,122
Security deposits	3,132	2,781
Receivable from seller	756	5,388
Other	66,229	53,765
Total	$254,993	$215,447

Note 9: Debt
The Company is in compliance with all covenants under its financing arrangements as of September 30, 2017. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	September 30, 2017	December 31, 2016
Encore revolving credit facility	$149,563	$578,000
Encore term loan facility	188,688	164,615
Encore senior secured notes	327,058	11,320
Encore convertible notes	548,500	448,500
Less: debt discount	(35,217)	(31,968)
Cabot senior secured notes	1,202,803	1,280,241
Add: debt premium	—	17,686
Less: debt discount	(2,033)	(2,200)
Cabot senior revolving credit facility	75,693	33,218
Cabot securitisation senior facility	349,288	—
Preferred equity certificates	244,422	205,975
Other credit facilities	68,854	74,551
Other	72,622	62,608
Capital lease obligations	3,148	5,091
	3,193,389	2,847,637
Less: debt issuance costs, net of amortization	(44,892)	(41,654)
Total	$3,148,497	$2,805,983
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $826.7 million (the “Revolving Credit Facility”), a term loan facility of $191.5 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $125.3 million of which has been exercised).
Provisions of the Restated Credit Agreement include, but are not limited to:

•
Revolving Credit Facility commitments of (1) $626.0 million that expire in December 2021, (2) $168.6 million that expire in February 2019 and (3) $32.1 million that expire in November 2017, in each case with interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (b) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;

•
A $170.1 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. As of September 26, 2017, the date of the last amendment to the Restated Credit Agreement, principal amortizes $4.3 million in 2017, $8.6 million in 2018, and $12.9 million in each of 2019, 2020 and 2021 with the remaining principal due at the end of the term;

•
A $17.0 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. As of September 26, 2017, the date of the last amendment to the Restated Credit Agreement, principal amortizes $1.1 million in 2017 and $2.2 million in 2018 with the remaining principal due at the end of the term;

•
A $4.5 million term loan maturing in November 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $0.5 million in 2017 with the remaining principal due at the end of the term;

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
At September 30, 2017, the outstanding balance under the Revolving Credit Facility was $149.6 million, which bore a weighted average interest rate of 4.32% and 3.58% for the three months ended September 30, 2017 and 2016, respectively, and 3.99% and 3.52% for the nine months ended September 30, 2017 and 2016, respectively. Available capacity under the Revolving Credit Facility, subject to borrowing base and applicable debt covenants, was $382.0 million as of September 30, 2017, not including the $124.7 million additional capacity provided by the facility’s remaining accordion feature. At September 30, 2017, the outstanding balance under the Term Loan Facility was $188.7 million.

Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group. $25.0 million of these senior secured notes bear an annual interest rate of 7.375% (the “7.375% Senior Secured Notes”), mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. $50.0 million of the senior secured notes bear an annual interest rate of 7.75% (the “7.75% Senior Secured Notes”), mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of September 30, 2017, $2.1 million of the 7.375% Senior Secured Notes remained outstanding and none of the 7.75% Senior Secured Notes remained outstanding.
In August 2017, Encore entered into an additional $325.0 million in senior secured notes with a group of insurance companies (the “5.625% Senior Secured Notes,” and together with the 7.375% Senior Secured Notes and the 7.75% Senior Secured Notes, the “Senior Secured Notes”). The 5.625% Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of September 30, 2017, $325.0 million of the 5.625% Senior Secured Notes remained outstanding. As of September 30, 2017, in aggregate, $327.1 million of Senior Secured Notes remained outstanding.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. The Senior Secured Notes are pari passu with, and are collateralized by the same collateral as, the Senior Secured Credit Facilities. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, any series of the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of such series of Senior Secured Notes upon certain events of default by Encore, including breach of affirmative covenants regarding guarantors, collateral, minimum revolving credit facility commitment or the breach of any negative covenant. Encore may prepay the Senior Secured Notes at any time for any reason. If Encore prepays the Senior Secured Notes, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the Senior Secured Notes. The covenants and material terms in the purchase agreement for the Senior Secured Notes are substantially similar to those in the Restated Credit Agreement. The holders of the Senior Secured Notes and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of September 30, 2017 are listed below.

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
_______________________

(1)
The 2017 Convertible Notes became convertible on demand on January 2, 2014, as certain early conversion events were satisfied. Refer to “Conversion and Earnings Per Share Impact” section below for further details.

The Company’s 2017 Convertible Notes will mature on November 27, 2017 and are convertible into cash up to the aggregate principal amount of the notes. The Company will settle the excess conversion premium in shares of the Company’s common stock upon conversion.
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

The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	September 30, 2017	December 31, 2016
Liability component—principal amount	$548,500	$448,500
Unamortized debt discount	(35,217)	(31,968)
Liability component—net carrying amount	$513,283	$416,532
Equity component	$62,619	$61,314
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense—stated coupon rate	$4,117	$3,317	$11,705	$9,925
Interest expense—amortization of debt discount	2,473	2,501	7,374	7,366
Total interest expense—convertible notes	$6,590	$5,818	$19,079	$17,291
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
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Revolving Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $90.5 million as of September 30, 2017. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. As a result, the Company reclassified less than $0.1 million of the equity component to temporary equity as of September 30, 2017. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
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
Cabot Senior Secured Notes
On September 20, 2012, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £265.0 million (approximately $438.4 million) in aggregate principal amount of 10.375% Senior Secured Notes due 2019 (the “Cabot 2019 Notes”). Interest on the Cabot 2019 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. On October 6, 2016, the Cabot 2019 Notes were redeemed in full using the proceeds from the issuance of Senior Secured Notes due 2023 (the “Cabot 2023 Notes”) as discussed below. A call premium of £13.7 million (approximately $17.4 million) was paid in connection with the redemption of the Cabot 2019 Notes. Since the Cabot 2019 Notes carried a premium of approximately £15.2 million (approximately $19.2 million) at the time of redemption, Cabot recognized a gain of approximately £1.4 million (approximately $1.8 million) on this transaction. The gain is included in other income in the Company’s consolidated statements of operations for the year ended December 31, 2016.
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
On July 25, 2013, Marlin Intermediate Holdings plc (“Marlin”), a subsidiary of Cabot, issued £150.0 million (approximately $246.5 million) in aggregate principal amount of 10.5% Senior Secured Notes due 2020 (the “Marlin Bonds”). Interest on the Marlin Bonds is payable semi-annually, in arrears, on February 1 and August 1 of each year. Cabot assumed the Marlin Bonds as a result of the acquisition of Marlin. The carrying value of the Marlin Bonds was adjusted to approximately $284.2 million to reflect the fair value of the Marlin Bonds at the time of acquisition. In September 2017, the Marlin Bonds were redeemed in full using a portion of the proceeds from a senior facility of Cabot Securitisation UK Limited (“Cabot Securitisation”) as discussed below. A call premium of £7.9 million (approximately $10.5 million) was paid in connection with the redemption of the Marlin Bonds. Since the Marlin Bonds carried a premium of approximately £12.1 million (approximately $16.2 million) at the time of redemption, Cabot recognized a gain of approximately £4.3 million (approximately $5.7 million) on this transaction. The gain is included in other income in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017.
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense—stated coupon rate	$24,285	$25,870	$73,278	$81,359
Interest income—accretion of debt premium	(758)	(2,542)	(2,855)	(7,854)
Interest expense—amortization of debt discount	119	119	345	503
Total interest expense—Cabot senior secured notes	$23,646	$23,447	$70,768	$74,008
At September 30, 2017, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes and Marlin Bonds was $1.2 billion.
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
At September 30, 2017, the outstanding borrowings under the Cabot Credit Facility were approximately $75.7 million. The weighted average interest rate was 3.50% and 3.89% for the three months ended September 30, 2017 and 2016, respectively, and 3.51% and 3.97% for the nine months ended September 30, 2017 and 2016, respectively.
Cabot Securitisation Senior Facility
On August 23, 2017, Cabot Securitisation entered into a senior facility agreement (the “Senior Facility Agreement”) for an initial committed amount of £260.0 million (approximately $332.9 million) with an accordion feature of £90.0 million (approximately $115.2 million) (the “Cabot Securitisation Senior Facility”). The Senior Facility Agreement has an initial availability period ending in September 2020 and an initial repayment date in September 2022. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was £267.2 million (approximately $357.9 million) as of September 30, 2017. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.  A portion of the proceeds from the Senior Facility Agreement were used to redeem the Marlin Bonds in full.
At September 30, 2017, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $349.3 million. The weighted average interest rate was 3.10% for the three months ended September 30, 2017.
Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a r.l. (“Encore Europe”), completed the acquisition of Cabot (the “Cabot Acquisition”) by acquiring 50.1% of the equity interest in Janus Holdings S.a r.l. (“Janus Holdings”). Encore Europe purchased from J.C. Flowers & Co. LLC (“JC Flowers”): (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge PECs with a face value of £10,177,781 (approximately $15.5 million), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.
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
As of September 30, 2017, the outstanding balance of the PECs, including accrued interest, was approximately $244.4 million.

Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of September 30, 2017, the Company’s combined obligations for capital leases were approximately $3.1 million. These capital lease obligations require monthly, quarterly or annual payments through 2021 and have implicit interest rates that range from zero to approximately 6.0%.
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
Note 11: Income Taxes
Income tax expense for income from continuing operations was $17.8 million and income tax benefit was $13.8 million during the three months ended September 30, 2017 and 2016, respectively. Income tax expense for income from continuing operations was $43.4 million and $9.8 million during the nine months ended September 30, 2017 and 2016, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Federal provision	35.0%	(35.0)%	35.0%	35.0%
State provision (benefit)	3.3%	(2.2)%	3.3%	2.2%
International (benefit) provision(1)	(7.9)%	16.0%	(2.2)%	19.3%
Permanent items	(0.7)%	0.3%	0.2%	3.3%
Other(2)	0.0%	(0.1)%	0.0%	(6.7)%
Effective rate	29.7%	(21.0)%	36.3%	53.1%
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2017 and 2016, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.2 million at September 30, 2017. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.1 million as of September 30, 2017. The gross unrecognized tax benefits did not change from December 31, 2016.
During the three and nine months ended September 30, 2017, the Company did not provide for U.S. income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed pre-tax income of these subsidiaries was approximately $46.0 million and $57.5 million during the three and nine months ended September 30, 2017, respectively.
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
At September 30, 2017, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of September 30, 2017, other than the reserves for the Consumer Finance Protection Bureau (“CFPB”) and ancillary state regulatory matters, and the TCPA settlement fund discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2017, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.1 billion for a purchase price of approximately $335.3 million. The majority of purchase commitments do not extend past one year.

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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues(1):
United States	$154,815	$165,933	$498,744	$502,776
International
Europe(2)	127,687	(9,540)	300,379	188,223
Other foreign countries	24,197	23,022	70,434	66,875
	151,884	13,482	370,813	255,098
Total	$306,699	$179,415	$869,557	$757,874
________________________

(1)	Revenues are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the nine months ended September 30, 2017 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2016	$785,032
Goodwill acquired	11,142
Effect of foreign currency translation	56,988
Balance, September 30, 2017	$853,162

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,176	$(5,562)	$20,614	$21,200	$(3,220)	$17,980
Developed technologies	7,049	(5,214)	1,835	6,497	(3,891)	2,606
Trade name and other	13,616	(6,798)	6,818	12,566	(4,909)	7,657
Total intangible assets	$46,841	$(17,574)	$29,267	$40,263	$(12,020)	$28,243

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a r.l. (“Janus Holdings”), through its indirectly held U.K.-based subsidiary Cabot Credit Management Limited and its subsidiaries (collectively, “Cabot”), is a market leader in credit management services in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Our subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. Our majority-owned subsidiary, Baycorp Holdings Pty Limited (“Baycorp”), is one of Australasia's leading debt resolution specialists. In India, Encore’s Asset Reconstruction Company (“EARC”) is operational and has completed initial immaterial purchases.
On March 31, 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC (“Propel”). Propel represented our entire tax lien business reportable segment prior to the divestiture. Propel’s operations are presented as discontinued operations in our condensed consolidated statements of operations. Beginning in the first quarter 2016, we conduct business through one reportable segment, portfolio purchasing and recovery.
In the first quarter of 2017, we and our co-investor in Cabot, J.C. Flowers & Co. LLC (“J.C. Flowers”), began exploring options in relation to a potential initial public offering by Cabot (“Cabot IPO”). On October 20, 2017, Cabot announced its intention to proceed with an initial public offering and to apply for admission of its ordinary shares to the premium listing segment of the Official List of the Financial Conduct Authority and to trade on the main market for listed securities of the London Stock Exchange. Upon consummation of the Cabot IPO, we intend to deconsolidate Cabot from our financial statements. The potential deconsolidation would significantly change our financial statements. For example, assets and liabilities attributable to Cabot that are currently consolidated in our statements of financial condition would be removed and our investment in Cabot would be accounted for under the guidance of equity method accounting for so long as we retained significant influence over Cabot. The Cabot IPO could also significantly change our liquidity and capital resources to the extent we decide to sell any interest in Cabot after the Cabot IPO.

Our long-term growth strategy involves continuing to invest in our core portfolio purchasing and recovery business, expanding into new geographies, and leveraging our core competencies to explore expansion into adjacent asset classes.
Government Regulation
United States
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” in our Annual Report on Form 10-K, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. In July, the Consumer Financial Protection Bureau, or CFPB, issued an agenda that included plans to issue a Notice of Proposed Rulemaking concerning debt collectors’ and debt buyers’ communications practices and consumer disclosures.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Prices for portfolios offered for sale directly from credit issuers are beginning to decrease after several years of elevated pricing, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. Recently, in addition to selling their volume earlier in the calendar year, issuers have continued to increase the amount of fresh portfolios in their asset sales. Industry delinquency and charge-off rates, which have been at historic lows, are beginning to increase which creates higher volumes of charged-off accounts. We believe the softening in pricing, especially for fresh portfolios, is primarily due to this anticipated growth in supply.
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
Although pricing has been elevated, we believe that as our European businesses increase in scale and expand to other markets, and with anticipated improvements in liquidation and improved efficiencies in collections, our margins will remain competitive. Additionally, Cabot’s continuing investment in its litigation liquidation channel has enabled them to collect from consumers who have the ability to pay, but have so far been unwilling to do so. This enables Cabot to mitigate some of the impact of elevated pricing.

Purchases by Type and Geographic Location
The following table summarizes the types and geographic locations of consumer receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States:
Credit card	$108,047	$131,671	$342,070	$379,300
Consumer bankruptcy receivables	3,113	9,914	24,250	33,776
Subtotal	111,160	141,585	$366,320	$413,076
Europe:
Credit card	177,266	30,709	353,075	206,665
Other	—	12,258	1,561	15,696
Subtotal	177,266	42,967	354,636	222,361
Other geographies:
Credit card	3,906	20,186	31,870	52,691
Other	—	1,621	4,648	8,100
Subtotal	3,906	21,807	36,518	60,791
Total purchases	$292,332	$206,359	$757,474	$696,228
During the three months ended September 30, 2017, we invested $292.3 million to acquire consumer receivable portfolios, with face values aggregating $3.0 billion, for an average purchase price of 9.7% of face value. This is a $85.9 million, or 41.6%, increase in the amount invested, compared with the $206.4 million invested during the three months ended September 30, 2016, to acquire consumer receivable portfolios with face values aggregating $1.5 billion, for an average purchase price of 14.0% of face value.
In the United States, capital deployment decreased for the three months ended September 30, 2017, as compared to the corresponding period in the prior year. The decrease was primarily due to our disciplined approach to capital deployment and a temporary delay in installments under certain forward flow agreements that we now expect to occur in the fourth quarter. However, due to the improved pricing environment and our progress on liquidation improvement initiatives, we were able to deploy capital on portfolios with higher returns enabling us to purchase similar amounts of total estimated gross collections for less. In Europe, capital deployment increased for the three months ended September 30, 2017, as compared to the corresponding period in the prior year due to continued strategic expansion in the European debt purchasing market.
During the nine months ended September 30, 2017, we invested $757.5 million to acquire consumer receivable portfolios, with face values aggregating $7.1 billion, for an average purchase price of 10.6% of face value. This is a $61.3 million, or 8.8%, increase in the amount invested, compared with the $696.2 million invested during the nine months ended September 30, 2016, to acquire consumer receivable portfolios with face values aggregating $7.9 billion, for an average purchase price of 8.9% of face value.
In the United States, capital deployment decreased for the nine months ended September 30, 2017, as compared to the corresponding period in the prior year, due to the improved pricing environment and our disciplined approach to capital deployment, which allows us to deploy capital on portfolios with higher returns enabling us to purchase similar amounts of total estimated gross collections for less. This decrease was partially offset by the increased supply available for sale during the period as a result of issuers selling more of their available volume earlier in the calendar year.
In Europe, capital deployment for the nine months ended September 30, 2017 increased as compared to the corresponding period in the prior year, primarily driven by continued strategic expansion in the European debt purchasing market, offset by unfavorable impact of foreign currency translation, which was primarily the result of the weakening of the British Pound against the U.S. dollar.
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
The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States:
Collection sites	$121,639	$111,753	$381,708	$362,010
Legal collections	134,011	130,985	421,984	427,972
Collection agencies(1)	13,258	12,875	39,156	41,630
Subtotal	268,908	255,613	842,848	831,612
Europe:
Collection sites	75,940	61,306	226,139	180,742
Legal collections	26,956	31,502	88,469	94,596
Collection agencies	41,046	28,730	87,980	100,684
Subtotal	143,942	121,538	402,588	376,022
Other geographies:
Collection sites	23,797	22,518	66,232	60,726
Legal collections	2,108	2,634	5,757	7,775
Collection agencies	4,241	4,658	12,616	12,731
Subtotal	30,146	29,810	84,605	81,232
Total collections	$442,996	$406,961	$1,330,041	$1,288,866
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased by $36.0 million, or 8.9%, to $443.0 million during the three months ended September 30, 2017, from $407.0 million during the three months ended September 30, 2016. Gross collections increased by $41.1 million, or 3.2%, to $1,330.0 million during the nine months ended September 30, 2017, from $1,288.9 million during the nine months ended September 30, 2016.
The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods and our continued effort in improving liquidation, partially offset by delays in collections on portfolios impacted by the hurricanes. The increase in collections in Europe was primarily the result of increased purchasing volume and implementing certain liquidation improvement initiatives. The increase in collections in Europe during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was offset by the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2017		2016
Revenues
Revenue from receivable portfolios, net	$283,588	92.5%	$159,534	88.9%
Other revenues	23,111	7.5%	19,881	11.1%
Total revenues	306,699	100.0%	179,415	100.0%
Operating expenses
Salaries and employee benefits	77,232	25.2%	67,783	37.8%
Cost of legal collections	48,094	15.7%	56,932	31.7%
Other operating expenses	25,859	8.4%	24,131	13.5%
Collection agency commissions	10,622	3.4%	8,848	4.9%
General and administrative expenses	32,500	10.6%	34,871	19.4%
Depreciation and amortization	8,522	2.8%	8,032	4.5%
Total operating expenses	202,829	66.1%	200,597	111.8%
Income (loss) from operations	103,870	33.9%	(21,182)	(11.8)%
Other (expense) income
Interest expense	(52,755)	(17.2)%	(48,632)	(27.1)%
Other income	8,873	2.9%	4,100	2.3%
Total other expense	(43,882)	(14.3)%	(44,532)	(24.8)%
Income (loss) before income taxes	59,988	19.6%	(65,714)	(36.6)%
(Provision) benefit for income taxes	(17,844)	(5.9)%	13,768	7.6%
Net income (loss)	42,144	13.7%	(51,946)	(29.0)%
Net (income) loss attributable to noncontrolling interest	(13,950)	(4.5)%	50,422	28.2%
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$28,194	9.2%	$(1,524)	(0.8)%

	Nine Months Ended September 30,
	2017		2016
Revenues
Revenue from receivable portfolios, net	$807,794	92.9%	$697,080	92.0%
Other revenues	61,763	7.1%	60,794	8.0%
Total revenues	869,557	100.0%	757,874	100.0%
Operating expenses
Salaries and employee benefits	221,296	25.4%	212,924	28.1%
Cost of legal collections	149,460	17.2%	158,047	20.9%
Other operating expenses	76,249	8.8%	75,420	10.0%
Collection agency commissions	33,678	3.9%	28,242	3.7%
General and administrative expenses	102,750	11.8%	103,044	13.6%
Depreciation and amortization	25,819	3.0%	26,128	3.4%
Total operating expenses	609,252	70.1%	603,805	79.7%
Income from operations	260,305	29.9%	154,069	20.3%
Other (expense) income
Interest expense	(152,469)	(17.5)%	(149,920)	(19.8)%
Other income	12,004	1.4%	14,358	1.9%
Total other expense	(140,465)	(16.1)%	(135,562)	(17.9)%
Income from continuing operations before income taxes	119,840	13.8%	18,507	2.4%
Provision for income taxes	(43,442)	(5.0)%	(9,831)	(1.3)%
Income from continuing operations	76,398	8.8%	8,676	1.1%
Loss from discontinued operations, net of tax	(199)	0.0%	(3,182)	(0.4)%
Net income	76,199	8.8%	5,494	0.7%
Net (income) loss attributable to noncontrolling interest	(5,652)	(0.7)%	48,264	6.4%
Net income attributable to Encore Capital Group, Inc. stockholders	$70,547	8.1%	$53,758	7.1%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues(2)	$120,914	$—	$120,914	$(12,842)	$—	$(12,842)
Total operating expenses	(51,034)	—	(51,034)	(58,074)	—	(58,074)
Income (loss) from operations	69,880	—	69,880	(70,916)	—	(70,916)
Interest expense-non-PEC	(27,632)	—	(27,632)	(26,472)	—	(26,472)
PEC interest (expense) income	(12,994)	6,368	(6,626)	(11,575)	5,672	(5,903)
Other income	6,808	—	6,808	4,845	—	4,845
Income (loss) before income taxes	36,062	6,368	42,430	(104,118)	5,672	(98,446)
(Provision) benefit for income taxes	(8,374)	—	(8,374)	17,382	—	17,382
Net income (loss)	27,688	6,368	34,056	(86,736)	5,672	(81,064)
Net (income) loss attributable to noncontrolling interest	(3,796)	(11,922)	(15,718)	12,087	37,250	49,337
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$23,892	$(5,554)	$18,338	$(74,649)	$42,922	$(31,727)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$280,743	$—	$280,743	$168,819	$—	$168,819
Total operating expenses	(142,864)	—	(142,864)	(159,054)	—	(159,054)
Income from operations	137,879	—	137,879	9,765	—	9,765
Interest expense-non-PEC	(80,355)	—	(80,355)	(83,323)	—	(83,323)
PEC interest (expense) income	(37,606)	18,429	(19,177)	(36,638)	17,954	(18,684)
Other income	9,348	—	9,348	16,243	—	16,243
Income (loss) before income taxes	29,266	18,429	47,695	(93,953)	17,954	(75,999)
(Provision) benefit for income taxes	(11,556)	—	(11,556)	13,565	—	13,565
Net income (loss)	17,710	18,429	36,139	(80,388)	17,954	(62,434)
Net (income) loss attributable to noncontrolling interest	(2,533)	(7,573)	(10,106)	11,246	34,502	45,748
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$15,177	$10,856	$26,033	$(69,142)	$52,456	$(16,686)
_____________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.

(2)	Total revenues are net of the portfolio allowance charges recorded on certain pool groups at Cabot during the three months ended September 30, 2016.

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
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. The impact to our revenues from foreign currency translation was immaterial for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Our revenues were unfavorably impacted by foreign currency translation, primarily by the weakening of the British Pound against the U.S. dollar by 8.4% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Portfolio revenue was $283.6 million during the three months ended September 30, 2017, an increase of $124.1 million, or 77.8%, compared to $159.5 million during the three months ended September 30, 2016. The increase in portfolio revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to the allowance charge of $94.0 million on certain pool groups in Europe recorded during the three months ended September 30, 2016 and a $28.0 million reversal during the three months ended September 30, 2017 of a portion of that previously recorded portfolio allowance as a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives. These increases were partially offset by an allowance charge of $10.2 million recorded on two pool groups in the United States that were heavily concentrated in Puerto Rico for which collections have been impacted as a result of hurricanes.
Portfolio revenue was $807.8 million during the nine months ended September 30, 2017, an increase of $110.7 million, or 15.9%, compared to revenue of $697.1 million during the nine months ended September 30, 2016. The increase in portfolio revenue during the nine months ended September 30, 2017 compared to 2016 was due to the allowance charge of $94.0 million on certain pool groups in Europe recorded during the nine months ended September 30, 2016 and a $35.8 million reversal during the nine months ended September 30, 2017 of a portion of the previously recorded portfolio allowance as a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives. These increases were partially offset by an allowance charge of $10.2 million recorded on two pool groups in the United States that were heavily concentrated in Puerto Rico for which collections have been impacted as a result of hurricanes and the unfavorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2017					As of September 30, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$32,460	$30,991	95.5%	$1,747	11.7%	$—	—
2007	444	6	1.4%	—	0.0%	—	0.0%
2008	1,161	418	36.0%	—	0.2%	2,187	5.2%
2009(5)	—	—	—	—	—	—	—
2010(5)	—	—	—	—	—	—	—
2011	4,584	4,072	88.8%	—	1.5%	5,119	25.0%
2012	17,102	12,035	70.4%	(2,337)	4.6%	18,042	18.5%
2013	32,821	22,843	69.6%	—	8.7%	53,250	12.7%
2014	32,838	17,949	54.7%	(7,844)	6.8%	125,059	4.4%
2015	42,711	18,460	43.2%	—	7.0%	222,897	2.6%
2016	70,750	33,276	47.0%	—	12.6%	402,542	2.6%
2017	34,037	23,185	68.1%	—	8.8%	346,524	2.8%
Subtotal	268,908	163,235	60.7%	(8,434)	61.9%	1,175,620	3.6%
Europe:
2013	36,767	24,991	68.0%	26,325	9.5%	269,158	3.1%
2014	35,104	21,115	60.1%	1,673	8.0%	294,938	2.4%
2015	24,746	13,513	54.6%	—	5.1%	240,126	1.9%
2016	24,782	11,434	46.1%	—	4.3%	215,499	1.9%
2017	22,543	12,463	55.3%	—	4.7%	352,591	1.7%
Subtotal	143,942	83,516	58.0%	27,998	31.6%	1,372,312	2.2%
Other geographies:
ZBA(4)	2,666	2,630	98.6%	—	1.0%	—	—
2013	172	—	0.0%	—	0.0%	308	0.0%
2014	1,910	4,485	234.8%	—	1.7%	61,215	2.4%
2015	10,976	5,577	50.8%	—	2.1%	39,487	4.3%
2016	8,794	3,453	39.3%	—	1.3%	49,979	2.2%
2017	5,628	1,128	20.0%	—	0.4%	29,890	1.4%
Subtotal	30,146	17,273	57.3%	—	6.5%	180,879	2.6%
Total	$442,996	$264,024	59.6%	$19,564	100.0%	$2,728,811	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Nine Months Ended September 30, 2017					As of September 30, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$107,606	$102,900	95.6%	$4,974	13.2%	$—	—
2007	1,556	210	13.5%	—	0.0%	—	0.0%
2008	3,645	1,589	43.6%	613	0.2%	2,187	5.2%
2009(5)	—	—	—	—	—	—	—
2010	1,106	299	27.0%	—	0.0%	—	0.0%
2011	15,956	13,218	82.8%	—	1.7%	5,119	25.0%
2012	60,098	41,658	69.3%	(2,337)	5.4%	18,042	18.5%
2013	110,290	73,017	66.2%	—	9.4%	53,250	12.7%
2014	114,944	61,117	53.2%	(7,844)	7.9%	125,059	4.4%
2015	149,190	60,677	40.7%	—	7.8%	222,897	2.6%
2016	219,608	108,692	49.5%	—	14.0%	402,542	2.6%
2017	58,849	39,893	67.8%	—	5.1%	346,524	2.8%
Subtotal	842,848	503,270	59.7%	(4,594)	64.7%	1,175,620	3.6%
Europe:
2013	112,648	71,340	63.3%	34,128	9.3%	269,158	3.1%
2014	104,839	61,622	58.8%	1,673	7.9%	294,938	2.4%
2015	79,373	39,797	50.1%	—	5.1%	240,126	1.9%
2016	72,053	33,452	46.4%	—	4.3%	215,499	1.9%
2017	33,675	17,398	51.7%	—	2.2%	352,591	1.7%
Subtotal	402,588	223,609	55.5%	35,801	28.8%	1,372,312	2.2%
Other geographies:
ZBA(4)	8,544	8,530	99.8%	—	1.1%	—	—
2013	721	—	0.0%	—	0.0%	308	0.0%
2014	6,265	12,406	198.0%	—	1.7%	61,215	2.4%
2015	32,093	16,555	51.6%	—	2.1%	39,487	4.3%
2016	27,715	11,032	39.8%	(682)	1.4%	49,979	2.2%
2017	9,267	1,867	20.1%	—	0.2%	29,890	1.4%
Subtotal	84,605	50,390	59.6%	(682)	6.5%	180,879	2.6%
Total	$1,330,041	$777,269	58.4%	$30,525	100.0%	$2,728,811	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

Other revenues were $23.1 million and $19.9 million for the three months ended September 30, 2017 and 2016, respectively, and $61.8 million and $60.8 million for the nine months ended September 30, 2017 and 2016, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The increases in other revenues in the periods presented were primarily attributable to additional fee-based income earned from recently acquired fee-based service providers. The increase in other revenues during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was partially offset by the unfavorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.

Operating Expenses
Total operating expenses were $202.8 million during the three months ended September 30, 2017, an increase of $2.2 million, or 1.1%, compared to total operating expenses of $200.6 million during the three months ended September 30, 2016.
Total operating expenses were $609.3 million during the nine months ended September 30, 2017, an increase of $5.5 million, or 0.9%, compared to total operating expense of $603.8 million during the nine months ended September 30, 2016.
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
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased by $9.4 million, or 13.9%, to $77.2 million during the three months ended September 30, 2017, from $67.8 million during the three months ended September 30, 2016. The increase was primarily the result of increased headcount at our domestic and international sites.
Salaries and employee benefits increased $8.4 million, or 3.9%, to $221.3 million during the nine months ended September 30, 2017, from $212.9 million during the nine months ended September 30, 2016. The increase was primarily the result of increased headcount at our domestic and international sites, partially offset by the impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Stock-based compensation increased $2.9 million, or 457.8%, to $3.5 million during the three months ended September 30, 2017, from $0.6 million during the three months ended September 30, 2016. The increase was primarily attributable to the expense reversals resulting from adjustments to estimated vesting of certain performance-based awards during the three months ended September 30, 2016.
Stock-based compensation decreased $2.5 million, or 25.9%, to $7.0 million during the nine months ended September 30, 2017, from $9.5 million during the nine months ended September 30, 2016. The decrease was primarily attributable to larger expense reversals during the current year as compared to the corresponding periods in the prior year resulting from adjustments to estimated vesting of certain performance-based awards and reversals for current period actual forfeitures.
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
During the three months ended September 30, 2017, overall cost of legal collections decreased $8.8 million, or 15.5%, to $48.1 million, as compared to $56.9 million during the corresponding period in the prior year. The cost of legal collections in the United States increased by $2.0 million, or 5.3% and cost of legal collections in Europe decreased by $11.5 million, or 63.0%, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 29.5% during the three months ended September 30, 2017, a decrease from 34.5% during the corresponding period in 2016. The cost of legal collections as a percentage of gross collections through this channel in the United States was 30.5% and 29.6% during the three months ended September 30, 2017 and 2016, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 25.1% and 57.9% during the three months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, overall cost of legal collections decreased $8.5 million, or 5.4%, to $149.5 million, as compared to $158.0 million during the corresponding period in the prior year. Cost of legal collections in the United States increased by $5.9 million, or 4.7% and cost of legal collections in Europe decreased by $14.9 million, or 44.6%, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 29.0% during the nine months ended September 30, 2017, a decrease from 29.8% during the corresponding period in 2016. The cost of legal collections as a percentage of gross collections through this channel in the United States was 30.7% and 28.9% during the nine months ended September 30, 2017 and 2016, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 20.9% and 35.2% during the nine months ended September 30, 2017 and 2016, respectively.
The decreases in overall cost of legal collections and cost of legal collections as a percentage of gross collections during the three and nine months ended September 30, 2017 as compared to the corresponding periods in the prior year were primarily due to the recording of an additional court costs reserve of approximately $11.3 million during the three months ended September 30, 2016 as a result of a decreasing trend in estimated court cost recovery rate in the United Kingdom. The decreases in Europe were partially offset by the increases in overall cost of legal collections and cost of legal collections as a percentage of gross collections in the United States.
In addition to the recording of an approximately $11.3 million additional court cost reserve during the three months ended September 30, 2016 as discussed above, legal collections and the cost of legal collections as a percentage of gross collections in Europe decreased during the periods presented due to a reduction in upfront court costs as a result of fewer accounts placed in this channel.
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
Other Operating Expenses
Other operating expenses increased by $1.8 million, or 7.2%, to $25.9 million during the three months ended September 30, 2017, from $24.1 million during the three months ended September 30, 2016. Other operating expenses increased slightly by $0.8 million, or 1.1%, to $76.2 million during the nine months ended September 30, 2017, from $75.4 million during the nine months ended September 30, 2016.
Collection Agency Commissions
During the three months ended September 30, 2017, we incurred $10.6 million in commissions to third-party collection agencies, or 18.1% of the related gross collections of $58.5 million. During the period, the commission rate as a percentage of related gross collections was 6.3% and 20.1% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended September 30, 2016, we incurred $8.8 million in commissions, or 19.1%, of the related gross collections of $46.3 million. During the period, the commission rate as a percentage of related gross collections was 7.2% and 24.5% for our collection outsourcing channels in the United States and Europe, respectively.
During the nine months ended September 30, 2017, we incurred $33.7 million in commissions to third-party collection agencies, or 24.1% of the related gross collections of $139.8 million. During the period, the commission rate as a percentage of related gross collections was 7.9% and 29.2% for our collection outsourcing channels in the United States and Europe, respectively. During the nine months ended September 30, 2016, we incurred $28.2 million in commissions, or 18.2%, of the related gross collections of $155.0 million. During the period, the commission rate as a percentage of related gross collections was 9.5% and 21.6% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses decreased $2.4 million, or 6.8%, to $32.5 million during the three months ended September 30, 2017, from $34.9 million during the three months ended September 30, 2016. Excluding acquisition, integration and restructuring related expenses, and settlement fees and related administrative expenses of $0.2 million and $5.1 million during the three months ended September 30, 2017 and 2016, respectively, general and administrative expenses increased by $2.6 million, or 8.6%, to $32.3 million during the three months ended September 30, 2017, from $29.7 million during the three months ended September 30, 2016, primarily due to additional infrastructure costs at our domestic sites.

General and administrative expenses decreased $0.2 million, or 0.3%, to $102.8 million during the nine months ended September 30, 2017, from $103.0 million during the nine months ended September 30, 2016. Excluding acquisition, integration and restructuring related expenses, gain on reversal of contingent consideration and settlement fees and related administrative expenses of $1.3 million and $12.3 million during the nine months ended September 30, 2017 and 2016, respectively, general and administrative expenses increased by $10.7 million, or 11.8%, to $101.4 million during the three months ended September 30, 2017, from $90.8 million during the three months ended September 30, 2016, primarily due to additional infrastructure costs at our domestic sites, partially offset by the impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.5 million, or 6.1%, to $8.5 million during the three months ended September 30, 2017, from $8.0 million during the three months ended September 30, 2016. Depreciation and amortization expense decreased $0.3 million, or 1.2%, to $25.8 million during the nine months ended September 30, 2017, from $26.1 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, one of our international subsidiaries wrote-off approximately $0.9 million of intangible assets, which resulted in the decrease of amortization expense in the nine months ended September 30, 2017 as compared to the same period in the prior year.
Interest Expense
Interest expense increased to $52.8 million during the three months ended September 30, 2017, from $48.6 million during the three months ended September 30, 2016. Interest expense increased to $152.5 million during the nine months ended September 30, 2017, from $149.9 million during the nine months ended September 30, 2016.
The following tables summarize our interest expense (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change
Stated interest on debt obligations	$40,613	$39,494	$1,119
Interest expense on preferred equity certificates	6,626	5,903	723
Amortization of loan fees and other loan costs	3,682	3,157	525
Amortization of debt discount	2,592	2,620	(28)
Accretion of debt premium	(758)	(2,542)	1,784
Total interest expense	$52,755	$48,632	$4,123

	Nine Months Ended September 30,
	2017	2016	$ Change
Stated interest on debt obligations	$117,785	$122,004	$(4,219)
Interest expense on preferred equity certificates	19,177	18,684	493
Amortization of loan fees and other loan costs	10,643	9,217	1,426
Amortization of debt discount	7,719	7,869	(150)
Accretion of debt premium	(2,855)	(7,854)	4,999
Total interest expense	$152,469	$149,920	$2,549
The payment of the accumulated interest on the preferred equity certificates issued in connection with the acquisition of a controlling interest in Cabot will only be required in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
The increase in interest expense during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016 were primarily attributable to higher interest expense in the United States related to our recent issuance of convertible debt and higher weighted interest rates. The increase during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was partially offset by decreased interest expense resulting from the favorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.

Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses and interest income. Other income was $8.9 million during the three months ended September 30, 2017, up from other income of $4.1 million during the three months ended September 30, 2016. The increase during the three months ended September 30, 2017 was primarily due to a gain related to the redemption of senior secured notes during the period. Other income was $12.0 million during the nine months ended September 30, 2017, down from other income of $14.4 million during the nine months ended September 30, 2016. The decrease during the nine months ended September 30, 2017 was primarily due to a higher net gain recognized on foreign exchange contracts in the prior period.
Income Taxes
We recorded income tax expense for income from continuing operations of $17.8 million and income tax benefit of $13.8 million, during each of the three months ended September 30, 2017 and 2016, respectively. Income tax expense for income from continuing operations was $43.4 million and $9.8 million during the nine months ended September 30, 2017 and 2016, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Federal provision	35.0%	(35.0)%	35.0%	35.0%
State provision (benefit)	3.3%	(2.2)%	3.3%	2.2%
International (benefit) provision(1)	(7.9)%	16.0%	(2.2)%	19.3%
Permanent items	(0.7)%	0.3%	0.2%	3.3%
Other(2)	0.0%	(0.1)%	0.0%	(6.7)%
Effective rate	29.7%	(21.0)%	36.3%	53.1%
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
In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since we operate in foreign countries with varying tax rates that are much lower than the tax rate in the United States, the magnitude of the impact of the results from the international operations have on our quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period. During the second and third quarter of 2017, we recorded allowance reversals on certain portfolio pool groups in Europe and incurred pre-tax income. As required under the authoritative guidance for interim tax reporting, we considered this income and the related tax expense in determining the estimated annual effective income tax rate for the year, which is then applied to our quarterly pre-tax results in determining tax expense. Since the income is taxed at a much lower tax rate in the United Kingdom, which results in lower tax expense than the same income taxed at a higher rate in the United States, the income and related reduced tax expense has the effect of lowering the estimated annual effective tax rate. Additionally, since the estimated annual effective tax rate for the year will also be lower due to the aforementioned factors, we expect that our tax expense in the fourth quarter will likely be less than would normally be expected if the allowance reversal had not occurred.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2017 and 2016 was immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	42.9%	41.0%	42.6%	39.7%
Europe	28.4%	40.3%	28.9%	35.0%
Other geographies	45.9%	44.1%	48.3%	42.5%
Overall cost per dollar collected	38.4%	41.1%	38.8%	38.5%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended September 30, 2017 was 38.4%, down 270 basis points from 41.1% during the corresponding period in the prior year. Overall cost-to-collect increased to 38.8% during the nine months ended September 30, 2017, from 38.5% during the corresponding period in the prior year. Cost-to-collect increased in the United States and other geographies and decreased in Europe during the periods presented.
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
Cost-to-collect in Europe deceased primarily due to the recording of a large court costs reserve in the United Kingdom during the three months ended September 30, 2016. Refer to “Cost of Legal Collections” in the operating expenses section above for further details.
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

The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the three and nine months ended September 30, 2017, includes the effect of approximately 0.5 million, and 0.2 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 9, “Debt —Encore Convertible Notes,” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while common shares that are issuable upon conversion of the notes are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. There was no dilutive effect relating to our convertible senior notes during the three and nine months ended September 30, 2016.
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

	Three Months Ended September 30,
	2017			2016
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income (loss) attributable to Encore, as reported	$28,194	$1.05	$1.07	$(1,524)	$(0.06)	$(0.06)
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	3,135	0.12	0.12	2,983	0.12	0.12
Acquisition, integration and restructuring related expenses(1)	342	0.01	0.01	3,843	0.15	0.15
Settlement fees and related administrative expenses(2)	—	—	—	2,613	0.10	0.10
Amortization of certain acquired intangible assets(3)	803	0.03	0.03	529	0.02	0.02
Income tax effect of the adjustments(4)	(1,321)	(0.04)	(0.04)	(3,263)	(0.13)	(0.13)
Adjustments attributable to noncontrolling interest(5)	(461)	(0.02)	(0.02)	(1,568)	(0.06)	(0.06)
Adjusted income attributable to Encore	$30,692	$1.15	$1.17	$3,613	$0.14	$0.14
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents litigation and government settlement fees and related administrative expenses. For the three months ended September 30, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Nine Months Ended September 30,
	2017			2016
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$70,746	$2.68	$2.70	$56,940	$2.20	$2.20
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	9,227	0.35	0.35	8,813	0.34	0.34
Acquisition, integration and restructuring related expenses(1)	4,717	0.18	0.18	10,173	0.39	0.39
Gain on reversal of contingent consideration(2)	(2,773)	(0.10)	(0.10)	—	—	—
Settlement fees and related administrative expenses(3)	—	—	—	6,299	0.24	0.24
Amortization of certain acquired intangible assets(4)	1,951	0.07	0.07	2,178	0.08	0.08
Income tax effect of the adjustments(5)	(3,753)	(0.14)	(0.14)	(8,884)	(0.34)	(0.34)
Adjustments attributable to noncontrolling interest(6)	(1,755)	(0.07)	(0.07)	(4,059)	(0.15)	(0.15)
Adjusted income from continuing operations attributable to Encore	$78,360	$2.97	$2.99	$71,460	$2.76	$2.76
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

(3)
Amount represents litigation and government settlement fees and related administrative expenses. For the nine months ended September 30, 2016 amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income (loss), as reported	$42,144	$(51,946)	$76,199	$5,494
Adjustments:
Loss from discontinued operations, net of tax	—	—	199	3,182
Interest expense	52,755	48,632	152,469	149,920
Interest income(1)	(943)	(694)	(2,641)	(1,813)
Provision (benefit) for income taxes	17,844	(13,768)	43,442	9,831
Depreciation and amortization	8,522	8,032	25,819	26,128
Stock-based compensation expense	3,531	633	7,041	9,502
Acquisition, integration and restructuring related expenses(2)	342	3,843	4,717	9,255
Gain on reversal of contingent consideration(3)	—	—	(2,773)	—
Settlement fees and related administrative expenses(4)	—	2,613	—	6,299
Adjusted EBITDA	$124,195	$(2,655)	$304,472	$217,798

Collections applied to principal balance(5)	$159,408	$247,427	$522,247	$591,786
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

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and nine months ended September 30, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP total operating expenses, as reported	$202,829	$200,597	$609,252	$603,805
Adjustments:
Stock-based compensation expense	(3,531)	(633)	(7,041)	(9,502)
Operating expenses related to non-portfolio purchasing and recovery business(1)	(28,934)	(26,446)	(83,864)	(81,584)
Acquisition, integration and restructuring related expenses(2)	(342)	(3,843)	(4,717)	(10,173)
Gain on reversal of contingent consideration(3)	—	—	2,773	—
Settlement fees and related administrative expenses(4)	—	(2,613)	—	(6,299)
Adjusted operating expenses related to portfolio purchasing and recovery business	$170,022	$167,062	$516,403	$496,247
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

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the three and nine months ended September 30, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2017
		<2008	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total(2)	CCM(3)
United States:
<2008	$923,144	$1,732,000	$329,254	$225,765	$143,969	$96,172	$66,574	$49,054	$36,443	$30,837	$25,313	$16,674	$2,752,055	3.0
2008	227,751	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	18,563	11,769	634,497	2.8
2009	252,978	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	18,147	809,521	3.2
2010	357,360	—	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	31,682	1,075,036	3.0
2011	383,907	—	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	44,875	1,042,284	2.7
2012	548,968	—	—	—	—	—	187,721	350,134	259,252	176,914	113,067	60,098	1,147,186	2.1
2013	552,299	—	—	—	—	—	—	230,051	397,646	298,068	203,386	116,968	1,246,119	2.3
2014	518,899	—	—	—	—	—	—	—	144,178	307,814	216,357	114,978	783,327	1.5
2015	500,796	—	—	—	—	—	—	—	—	105,610	231,102	149,515	486,227	1.0
2016	556,406	—	—	—	—	—	—	—	—	—	110,875	219,266	330,141	0.6
2017	365,504	—	—	—	—	—	—	—	—	—	—	58,876	58,876	0.2
Subtotal	5,188,012	1,732,000	398,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	842,848	10,365,269	2.0
Europe:
2013	619,079	—	—	—	—	—	—	134,259	249,307	212,129	165,610	112,576	873,881	1.4
2014	630,342	—	—	—	—	—	—	—	135,549	198,127	156,665	104,839	595,180	0.9
2015	423,331	—	—	—	—	—	—	—	—	65,870	127,084	79,372	272,326	0.6
2016	258,872	—	—	—	—	—	—	—	—	—	44,641	72,050	116,691	0.5
2017	354,623	—	—	—	—	—	—	—	—	—	—	33,751	33,751	0.1
Subtotal	2,286,247	—	—	—	—	—	—	134,259	384,856	476,126	494,000	402,588	1,891,829	0.8
Other geographies:
2012	6,706	—	—	—	—	—	—	3,848	2,561	1,208	542	415	8,574	1.3
2013	29,568	—	—	—	—	—	—	6,617	17,615	10,334	4,606	2,613	41,785	1.4
2014	86,989	—	—	—	—	—	—	—	9,652	16,062	18,403	7,630	51,747	0.6
2015	91,128	—	—	—	—	—	—	—	—	15,061	57,064	33,693	105,818	1.2
2016	79,815	—	—	—	—	—	—	—	—	—	29,269	30,980	60,249	0.8
2017	35,598	—	—	—	—	—	—	—	—	—	—	9,274	9,274	0.3
Subtotal	329,804	—	—	—	—	—	—	10,465	29,828	42,665	109,884	84,605	277,447	0.8
Total	$7,804,063	$1,732,000	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,330,041	$12,534,545	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2017, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2017 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2008	$923,144	$2,752,055	$38,277	$2,790,332	3.0
2008	227,751	634,497	34,845	669,342	2.9
2009	252,978	809,521	56,908	866,429	3.4
2010	357,360	1,075,036	95,333	1,170,369	3.3
2011	383,907	1,042,284	133,680	1,175,964	3.1
2012	548,968	1,147,186	128,309	1,275,495	2.3
2013(3)	552,299	1,246,119	273,552	1,519,671	2.8
2014(3)	518,899	783,327	305,946	1,089,273	2.1
2015	500,796	486,227	395,347	881,574	1.8
2016	556,406	330,141	737,053	1,067,194	1.9
2017	365,504	58,876	658,857	717,733	2.0
Subtotal	5,188,012	10,365,269	2,858,107	13,223,376	2.5
Europe:
2013(3)	619,079	873,881	859,511	1,733,392	2.8
2014(3)	630,342	595,180	772,530	1,367,710	2.2
2015(3)	423,331	272,326	512,405	784,731	1.9
2016	258,872	116,691	457,209	573,900	2.2
2017	354,623	33,751	751,251	785,002	2.2
Subtotal	2,286,247	1,891,829	3,352,906	5,244,735	2.3
Other geographies:
2012	6,706	8,574	1,476	10,050	1.5
2013	29,568	41,785	3,441	45,226	1.5
2014	86,989	51,747	118,054	169,801	2.0
2015(3)	91,128	105,818	99,439	205,257	2.3
2016	79,815	60,249	89,519	149,768	1.9
2017	35,598	9,274	45,340	54,614	1.5
Subtotal	329,804	277,447	357,269	634,716	1.9
Total	$7,804,063	$12,534,545	$6,568,282	$19,102,827	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through September 30, 2017, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2017(3)	2018	2019	2020	2021	2022	2023	2024	2025	>2025	Total
United States:
<2008	$5,034	$15,866	$9,454	$4,931	$2,306	$686	$—	$—	$—	$—	$38,277
2008	3,401	11,833	8,036	5,211	3,375	2,189	800	—	—	—	34,845
2009	5,586	19,205	12,452	8,074	5,229	3,391	2,204	767	—	—	56,908
2010	9,389	31,422	20,371	13,205	8,558	5,554	3,610	2,346	878	—	95,333
2011	13,229	42,826	28,378	18,394	11,925	7,748	5,036	3,274	2,140	730	133,680
2012	13,060	38,423	26,342	17,028	11,015	8,647	5,709	3,711	2,412	1,962	128,309
2013(4)	25,627	81,605	59,748	38,702	25,101	16,297	10,388	6,608	4,295	5,181	273,552
2014(4)	28,185	91,872	67,643	42,726	27,576	17,868	11,600	7,425	4,725	6,326	305,946
2015	40,899	125,399	87,220	53,659	31,974	20,341	13,222	8,599	5,523	8,511	395,347
2016	65,971	211,888	166,231	108,299	69,795	41,494	26,615	17,298	11,249	18,213	737,053
2017	39,910	182,800	164,843	103,605	66,894	40,947	23,588	15,611	10,804	9,855	658,857
Subtotal	250,291	853,139	650,718	413,834	263,748	165,162	102,772	65,639	42,026	50,778	2,858,107
Europe:
2013(4)	26,955	107,388	117,658	106,479	94,789	83,082	72,454	63,704	56,907	130,095	859,511
2014(4)	25,990	102,685	108,492	95,288	82,682	71,323	62,080	53,784	46,259	123,947	772,530
2015(4)	20,364	74,776	74,841	63,069	53,146	44,787	37,961	32,040	27,050	84,371	512,405
2016	15,430	61,324	65,893	57,919	48,625	38,866	31,379	28,768	23,231	85,774	457,209
2017	35,571	129,572	104,093	84,222	69,024	59,323	50,326	42,759	35,531	140,830	751,251
Subtotal	124,310	475,745	470,977	406,977	348,266	297,381	254,200	221,055	188,978	565,017	3,352,906
Other geographies:
2012	148	479	311	229	193	116	—	—	—	—	1,476
2013	523	1,628	734	320	176	60	—	—	—	—	3,441
2014	3,114	14,654	35,845	40,479	22,535	1,178	130	119	—	—	118,054
2015(4)	7,055	25,586	23,482	16,579	10,056	6,273	4,499	3,015	2,124	770	99,439
2016	6,283	23,591	21,095	15,161	10,115	5,469	3,156	2,222	1,635	792	89,519
2017	2,057	9,643	9,984	7,666	5,628	3,939	2,694	1,482	1,139	1,108	45,340
Subtotal	19,180	75,581	91,451	80,434	48,703	17,035	10,479	6,838	4,898	2,670	357,269
Total	$393,781	$1,404,465	$1,213,146	$901,245	$660,717	$479,578	$367,451	$293,532	$235,902	$618,465	$6,568,282
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of September 30, 2017, ERC for Zero Basis Portfolios include approximately $298.6 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies were immaterial.

(2)
The collection forecast of each pool is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2017 amount consists of three months data from October 1, 2017 to December 31, 2017.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2017	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2008	$2,187	$227,751	1.0%	0.2%
2009	—	252,978	0.0%	0.0%
2010	—	357,360	0.0%	0.0%
2011	5,119	383,907	1.3%	0.4%
2012	18,042	548,968	3.3%	1.5%
2013(2)	53,250	552,299	9.6%	4.5%
2014(2)	125,059	518,899	24.1%	10.6%
2015	222,897	500,796	44.5%	19.0%
2016	402,542	556,406	72.3%	34.3%
2017	346,524	365,504	94.8%	29.5%
Subtotal	1,175,620	4,264,868	27.6%	100.0%
Europe:
2013(2)	269,158	619,079	43.5%	19.6%
2014(2)	294,938	630,342	46.8%	21.5%
2015(2)	240,126	423,331	56.7%	17.5%
2016	215,499	258,872	83.2%	15.7%
2017	352,591	354,623	99.4%	25.7%
Subtotal	1,372,312	2,286,247	60.0%	100.0%
Other geographies:
2013	308	29,568	1.0%	0.2%
2014	61,215	86,989	70.4%	33.8%
2015(2)	39,487	91,128	43.3%	21.8%
2016	49,979	79,815	62.6%	27.6%
2017	29,890	35,598	84.0%	16.6%
Subtotal	180,879	323,098	56.0%	100.0%
Total	$2,728,811	$6,874,213	39.7%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of September 30, 2017, we had $2.7 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2017(1)	$68,506	$30,228	$3,062	$101,796
2018	314,086	133,082	16,812	463,980
2019	294,496	179,493	44,755	518,744
2020	188,087	152,236	51,398	391,721
2021	123,396	130,653	35,421	289,470
2022	77,596	114,055	11,877	203,528
2023	49,095	101,021	6,467	156,583
2024	30,402	89,393	4,649	124,444
2025	18,168	82,813	3,987	104,968
2026	9,704	90,345	2,237	102,286
2027	2,084	85,420	214	87,718
2028	—	85,061	—	85,061
2029	—	44,204	—	44,204
2030	—	29,823	—	29,823
2031	—	20,329	—	20,329
2032	—	4,156	—	4,156
Total	$1,175,620	$1,372,312	$180,879	$2,728,811
________________________

(1)	2017 amount consists of three months data from October 1, 2017 to December 31, 2017.

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and geographic location:

	Headcount as of September 30,
	2017		2016
	Domestic	International	Domestic	International
General & Administrative	883	2,286	915	2,152
Account Manager	344	3,572	266	3,229
Total	1,227	5,858	1,181	5,381

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2015	734	$1,041,011	$125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016

	(Unaudited)
Net cash provided by operating activities	$81,691	$85,268
Net cash used in investing activities	(207,780)	(91,613)
Net cash provided by financing activities	155,309	13,687
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
Net cash provided by operating activities was $81.7 million and $85.3 million during the nine months ended September 30, 2017 and 2016, respectively. Cash provided by operating activities during the nine months ended September 30, 2017 was primarily related to net income of $76.2 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the nine months ended September 30, 2016 was primarily related to net income of $5.5 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $207.8 million and $91.6 million during the nine months ended September 30, 2017 and 2016, respectively.
The cash flows used in investing activities during the nine months ended September 30, 2017 were primarily related to receivable portfolio purchases of $739.5 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $549.5 million. The cash flows used in investing activities during the nine months ended September 30, 2016 were primarily related to receivable portfolio purchases of $712.7 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $507.6 million and $106.0 million of proceeds from divestiture of Propel, net of cash divested.
Capital expenditures for fixed assets acquired with internal cash flows were $20.5 million and $16.5 million for nine months ended September 30, 2017 and 2016, respectively.
Financing Cash Flows
Net cash provided by financing activities was $155.3 million and $13.7 million during the nine months ended September 30, 2017 and 2016, respectively. Net cash used in financing activities from discontinued operations was $15.5 million during the nine months ended September 30, 2016.
The cash provided by financing activities during the nine months ended September 30, 2017 primarily reflects $928.1 million in borrowings under our credit facilities, $325.0 million proceeds from senior secured notes and $150.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2022, offset by $972.5 million in repayments of amounts outstanding under our credit facilities, $203.2 million of repayments of senior secured notes and $60.4 million in repayments of Encore’s convertible notes due 2017. The cash provided by financing activities during the nine months ended September 30, 2016 primarily reflects $455.8 million in borrowings under our credit facilities, offset by $444.0 million in repayments of amounts outstanding under our credit facilities.
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
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $826.7 million (the “Revolving Credit Facility”), a term loan facility of $191.5 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $125.3 million of which has been exercised). The Senior Secured Credit Facilities have a five year maturity expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $32.1 million and $168.6 million expiring in November 2017 and February 2019, respectively, and (2) two subtranches of the Term Loan Facility of $4.8 million and $18.0 million, expiring in November 2017 and February 2019, respectively. As of September 30, 2017, we had $149.6 million outstanding and $382.0 million of availability under the Revolving Credit Facility and $188.7 million outstanding under the Term Loan Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £250.0 million (the “Cabot Credit Facility”). The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £50.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. As of September 30, 2017, we had £56.5 million (approximately $75.7 million) outstanding and £193.5 million (approximately $259.2 million) of availability under the Cabot Credit Facility.
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
In 2010 and 2011 we entered into an aggregate of $75.0 million of senior secured notes with certain affiliates of Prudential Capital Group and in August 2017, we entered into an additional $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). As of September 30, 2017, $327.1 million of the Senior Secured Notes were outstanding of which $2.1 million matures in 2018.
In August 2017 Cabot Securitisation UK Limited, a subsidiary of Cabot, entered into a senior facility agreement (the “Senior Facility Agreement”) for an initial committed amount of £260.0 million (approximately $332.9 million) with an uncommitted accordion feature of £90.0 million (approximately $115.2 million) (the “Cabot Securitisation Senior Facility”). A portion of the proceeds from the Senior Facility Agreement were used to redeem in full the outstanding 10.5% Senior Secured Notes due 2020 issued by Marlin Intermediate Holdings plc (“Marlin”), another subsidiary of Cabot.
Our cash and cash equivalents at September 30, 2017 consisted of $39.8 million held by U.S.-based entities and $148.4 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates. At September 30, 2017, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Interest Rates. At September 30, 2017, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Senior Facility Agreement, dated August 23, 2017, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trust Company (UK) Limited as Security Trustee and Senior Agent and Goldman Sachs International Bank as Senior Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017)

10.1
Third Amended and Restated Senior Secured Note Purchase Agreement, dated as of August 11, 2017, by and among Encore Capital Group, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2017)

10.2
Second Amended and Restated Intercreditor Agreement, dated as of August 11, 2017, by and among Encore Capital Group, Inc., certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, the holders of the Company’s 7.75% Senior Secured Notes due 2017, 7.375% Senior Secured Notes due 2018 and 5.625% Senior Secured Notes due 2024, and SunTrust Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2017)

10.3	Letter Agreement, dated August 3, 2017, related to the Third Amended and Restated Credit Agreement dated as of December 20, 2016 (filed herewith)

10.4
Amendment No. 2, dated August 11, 2017, to Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent (filed herewith)

10.5	Incremental Facility Agreement, dated August 15, 2017, by and among Encore Capital Group, Inc., DNB Capital, LLC, SunTrust Bank, and each of the guarantors, party thereto (filed herewith)

10.6	Incremental Facility Agreement, dated September 26, 2017, by and among Encore Capital Group, Inc., Regions Bank, SunTrust Bank, and each of the guarantors, party thereto (filed herewith)

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
Date: November 2, 2017