Form 10-K
period 2017-12-31
ENCORE CAPITAL GROUP INC
filed 2018-02-21
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $964.7 million at June 30, 2017, based on the closing price of the common stock of $40.15 per share on such date, as reported by NASDAQ.
The number of shares of our Common Stock outstanding at February 8, 2018, was 25,804,220.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2018 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
We are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Cabot Credit Management plc (together with its subsidiaries, “Cabot”), our largest international subsidiary, is one of the largest credit management services providers in Europe and is a market leader in the United Kingdom and Ireland. We control Cabot via our majority ownership interest in the indirect holding company of Cabot, Janus Holdings S.a r.l. (“Janus Holdings”). These are our primary operations.
We have also developed or acquired additional international operations as we have explored new asset classes and geographies including: (1) certain subsidiaries that focus on (a) consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain and (b) credit management services in Spain (collectively, “Grove”); (2) our majority-owned subsidiary Refinancia S.A. and its subsidiaries (collectively, “Refinancia”), which is a market leader in debt collection and management in Colombia and Peru, (3) purchases of non-performing loans in other countries in Latin America, including Mexico and Brazil; (4) our subsidiary, Baycorp Holdings Pty Limited (together with its subsidiaries, “Baycorp”), which is one of Australasia’s leading debt resolution specialists and (4) an investment in Encore Asset Reconstruction Company (“EARC”) in India, which has completed initial immaterial purchases.
To date, operating results from our international operations on an individual basis, other than from Cabot, have not been significant to our total consolidated operating results. As a result, descriptions of our international operations in Part I - Item 1 of this Form 10-K will focus substantially on Cabot’s operations.
Throughout this Annual Report on Form 10-K, when we refer to our United States operations, we include accounts originated in the United States that are serviced through our operations centers in the United States, India and Costa Rica. When we refer to our international operations, we are referring to accounts originated outside of the United States. Those accounts are generally serviced in the country of origin.
Keys to Success
The foundation of our success is our people, our integrity and our operational agility. This foundation supports strengths in five key areas:

•	Superior Analytics, including our extensive investments in data and behavioral science and our use of sophisticated predictive modeling techniques;

•	Operational Scale and Cost Efficiency, driven by our specialized call centers, experienced international operations, and effective internal and external litigation operations;

•	Strong Capital Stewardship, underpinned by our disciplined ability to raise and deploy capital prudently to maximize the return on our invested capital;

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

•	Extendable Business Model, driven by our scalable platform that supports strategic investment opportunities.

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
Operating Segments
We have one reportable segment, portfolio purchasing and recovery. Financial information regarding our operating segments and geographic operations is set forth in Note 14, “Segment Information” to our consolidated financial statements.
Company Information
We were incorporated in Delaware in 1999. In June 2013, we completed our merger with Asset Acceptance Capital Corp., which was another leading provider of debt recovery solutions in the United States. In July 2013, by acquiring a majority ownership interest in the indirect holding company of Cabot, Janus Holdings, we acquired control of Cabot. In February 2014, Cabot acquired Marlin Financial Group Limited, a leading acquirer of non-performing consumer debt in the United Kingdom. In August 2014, we acquired Atlantic Credit & Finance, Inc., which was a market leader in the United States in buying and collecting on freshly charged-off debt. In June 2015, Cabot expanded in the United Kingdom by acquiring Hillesden Securities Ltd and its subsidiaries (“dlc”). In March 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC and its subsidiaries (collectively, “Propel”), our tax lien business.
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
Strong Capital Stewardship. We continue to maintain a focus on raising and deploying capital prudently to maximize the return on our invested capital. Our operational scale and geographic diversification enable us to adjust to market trends and deploy capital to maximize risk-adjusted returns.
Cost Efficiency. Cost efficiency is central to our collection and purchasing strategies. We experience considerable cost advantages, stemming from our operations in India and Costa Rica and the development and implementation of operational models that enhance profitability. We believe that we are the only company in our industry with a successful, late-stage collection platform in India. This cost-saving, first-mover advantage helps to reduce our call center variable cost-to-collect.
Principled Intent. Across the full extent of our operations, we strive to treat consumers with respect, compassion, and integrity. From affordable payment plans to hardship solutions, we work with our consumers as they attempt to return to financial health. We are committed to dialogue that is honorable and constructive, and hope to play an important and positive role in our consumers’ financial recovery. We believe that our interests, and those of the financial institutions from which we purchase portfolios, are closely aligned with the interests of government agencies seeking to protect consumer rights. In 2011, we unveiled the industry’s first and only Consumer Bill of Rights, which codifies our commitment to respectful consumer treatment. We expect to continue investing in infrastructure and processes that support consumer advocacy and financial literacy while promoting an appropriate balance between corporate and consumer responsibility.
Our Strategy
We have implemented a business strategy that emphasizes the following three elements:
Continue to Invest in our Core Businesses in the United States. Our core domestic portfolio purchasing and recovery business remains critical to our success. Supply and demand dynamics within the United States have fluctuated over time and will likely continue to do so. To position ourselves to continue to generate strong risk-adjusted returns, we intend to continue to invest in analytics, technology, risk management and compliance. We will also continue to invest in initiatives that enhance our relationships with consumers, expand our digital capabilities and collections, or improve liquidation rates on our portfolios. We also plan to invest in software and systems designed to better integrate our operations and improve our overall efficiency. We intend to continue to deploy a meaningful amount of capital in our core domestic markets.
Strengthen and Develop our International Businesses. We believe we are well-positioned through Cabot and our other international businesses to take a leading role, worldwide, in the distressed debt and subprime consumer financial sectors. Cabot intends to preserve its market leading position in the U.K. by maintaining its high level of collections performance and compliance. Cabot also intends to invest in new innovations, particularly in the digital channels, maintaining its reputation for customer service and compliance, which is important to customers, vendors and regulators, and continuing to develop its leading data, scorecard and litigation capabilities. In addition to Cabot, our international footprint also includes our presence in the Spanish, Latin American and Australasian debt markets, and our international operations at our India and Costa Rica locations. We intend to continue to strengthen and develop these international businesses. We will also continue to evaluate opportunities in new geographic markets.
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
Purchasing Approach
We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are an appealing partner for these sellers given our financial strength, focus on principled intent, and track record of financial success.
United States
Identify purchase opportunities. We maintain relationships with some of the largest credit originators and portfolio resellers of charged-off consumer receivables in the United States. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for credit originators from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our purchasing scale. Receivable portfolios are sold either through a general auction, where the seller requests bids from market participants, or through an exclusive negotiation, where the seller and buyer negotiate a sale privately. The sale transaction can be either for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months with specifically defined volume, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. We generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can allow us more precision in forecasting and planning our operational needs.
Evaluate purchase opportunities using account-level analytics. Once a portfolio of interest is identified, we obtain detailed information regarding the portfolio’s accounts, including certain information regarding the consumers themselves. We then purchase additional information for the consumers whose accounts we are contemplating purchasing, including credit and payment behavior. Our Decision Science team, which is responsible for asset valuation, statistical analysis, and forecasting, then analyzes this information to create future cash forecasts. Our collection expectations are based on demographic data, account characteristics, and credit file variables, which we use to predict a consumer’s willingness and ability to repay their debt. The expected value of each portfolio is determined by the forecast, our operational strategy and the capacity of our collection channels. Additional adjustments to cash expectations are made to account for qualitative factors that may affect the payment behavior of our consumers (such as prior collection activities, or the underwriting approach of the seller), and servicing related adjustments to ensure our valuations are aligned with our operations.
Formal approval process. Once we have determined the value of the portfolio and have completed our qualitative diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on a corporate Internal Rate of Return (“IRR”) or other strategic objectives, or declines to bid. Members of the investment committee include our Chief Executive Officer, Chief Financial Officer, other members of our senior management team, and experts, as needed.
We believe long-term success is best achieved by combining a diverse asset sourcing approach with an account-level scoring methodology and a disciplined evaluation process.
International
Identify purchase opportunities. Through Cabot, we have strong relationships with many of the largest financial service providers in the United Kingdom and Europe (including consumer finance, telecommunications companies, retailers, utilities companies and government agencies). These relationships frequently generate recurring purchase opportunities. Cabot primarily acquires receivable portfolios through a competitive bidding process that is initiated by the portfolio seller. Portfolios are also acquired through forward flow agreements. Cabot typically enters into forward flow arrangements only where and when it is able to secure agreements concerning the price for each tranche received that protect it from any adverse changes in portfolio quality.
Evaluate purchase opportunities using pricing and analytical models. When Cabot identifies a portfolio of interest, it evaluates account-level information and performs due diligence to evaluate certain features of the portfolio. Cabot next applies its proprietary, highly automated portfolio pricing models to further evaluate the portfolio, using separate models depending on the type of account: a model for paying semi-performing accounts and regression models for non-performing accounts. Using its substantial database of account holder information, Cabot carries out additional statistical analysis that is customized to evaluate specific repayment characteristics to further evaluate the accounts. The results of due diligence and the outputs of the pricing models and data analysis is presented to Cabot’s pricing committee, which then decides whether to make an indicative bid for the portfolio. If, following the indicative bid, Cabot is short-listed by the vendor, it then conducts further due diligence on the portfolio and refines its analysis. Following this additional due diligence, the pricing committee decides whether to submit a final binding offer for the portfolio.
Formal approval process. All purchases require approval by the pricing committee. Cabot’s pricing committee includes its Chief Executive Officer, Chief Financial Officer and other relevant officers. Purchases above a certain size or in certain geographies also require approval by Cabot’s investment committee, which includes members of its board including officers of Encore. We believe that Cabot’s significant industry and management experience enable it to make informed decisions about the portfolios Cabot acquires.
Collection Approach
United States

•	Inactive. We strive to use our financial resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote based on a consumer’s situation.

•	Direct Mail and Email. We develop innovative, mail and email campaigns offering consumers payment programs, and occasionally appropriate discounts, to encourage settlement of their accounts.

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

•
Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay their obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision about whether or not to pursue collection litigation. Prior to engaging an external law firm (and throughout our engagement of any external law firm), we monitor and evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.

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

•	Digital Collections. We offer an online payment portal that enhances consumer convenience by providing consumers the ability to view account details, make payments and submit inquiries online.

•	No Resale. Our policy is to not resell accounts to third parties in the ordinary course of business.
We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we have acquired. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments, are excluded from our collection process. It is our practice to attempt to contact consumers and assess each consumer’s willingness to pay through analytics, phone calls and/or letters. If the consumer’s contact information is unavailable or out of date, the account is routed to our skip tracing process, which includes the use of different skip tracing companies to provide accurate phone numbers and addresses. The consumers that engage with us are presented with payment plans that are intended to suit their needs or are sometimes offered discounts on their obligations. For the consumers that do not respond to our calls or our letters we must then decide whether to pursue collections through legal action. Throughout our ownership period of accounts, we periodically refine our collection approach to determine the most effective collection strategy to pursue for each account.
International
Cabot uses insights developed during its purchasing process to build account collection strategies. Cabot’s proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. Cabot purchases both paying portfolios, which consist of accounts where over 50% of the investment value is associated with consumers who are already repaying some of their debt, albeit at levels that still require the debt to be written off under the originators’ internal accounting policies, and non-paying portfolios, where 50% or more of the investment value is associated with customers who are not repaying some of their debt, which are higher risk and have less predictable cash flows than paying portfolios. Paying portfolios tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. Non‑paying portfolios often consist of a substantial number of accounts without contact details and for which the vendor has made numerous unsuccessful attempts to collect.
For paying accounts, Cabot will attempt to establish contact with these consumers in order to transfer payment arrangements and gauge the willingness of these consumers to transition to an enhanced payment plan. For non-paying accounts, consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardship, are handled outside of normal collections processes through dedicated and tailored strategies. The remaining pool of accounts then receives further evaluation through Cabot’s data analytics. At that point, Cabot analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, Cabot pursues collections through letters, phone calls and/or text messages to its consumers. Where contact is made and consumers indicate a willingness and ability to pay, Cabot creates tailor-made payment plans to suit the consumer’s situation using regulatory protocols within the United Kingdom to assess affordability and ensure that repayment plans are fair and balanced and therefore sustainable. Where contact is not made or the customer is unwilling to pay, Cabot refers the account to the appropriate escalation point in the collection process, which may include its internal debt collection agency, a third-party collection agency or legal action. Cabot also has robust internal legal collection capabilities, allowing the organization to address consumers across the entire willingness to pay spectrum. Cabot utilizes a similar collection approach for its debt servicing operations.
Compliance and Enterprise Risk Management
United States
We have established a compliance management system framework, operational procedures, and governance structures to enable us to conduct business in accordance with applicable rules, regulations, and guidelines. Our philosophy rests on well-established risk management principles including a model leveraging three lines of defense. Our first line of defense consists of business lines or other operating units, whose role is to own and manage risks and associated mitigating controls. Our second line of defense is comprised of strong legal, compliance, and enterprise risk management functions, who ensure that the business maintains policies and procedures in compliance with existing laws and regulations, advise the business on assessing risk and strengthening controls, and provide additional, related support. These second-line functions facilitate oversight by our Board of Directors and management, and are responsible for promoting compliance with applicable laws and regulations, assisting in formulating and maintaining policies and procedures, and engaging in training, risk assessments, testing, monitoring, complaint response, compliance audits and corrective actions. Our third line of defense is provided by our internal audit function, providing independent assurance that both first and second line functions are performing their roles appropriately within the context of our framework.
Beyond written policies, one of our core internal goals is the adherence to principled intent as it pertains to all consumer interactions. We believe that it is in our shareholders’ and our employees’ best interest to treat all consumers with the highest standards of integrity. Specifically, we have strict policies and a code of ethics that guide all dealings with our consumers. To reinforce existing written policies, we have established a number of quality assurance procedures. Through our Quality Assurance program, our Fair Debt Collection Practices Act training for new account managers, our Fair Debt Collection Practices Act recertification program for continuing account managers, and our Consumer Support Services department, we take significant steps to ensure compliance with applicable laws and regulations and seek to promote consumer satisfaction.

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
Credit originators who sell us defaulted consumer receivables routinely conduct examinations of our collection practices and procedures and typically make reports with recommendations to us as to how they believe we can improve those practices and procedures. We respond to these reports in the ordinary course of business and make changes to our practices and procedures that we believe are appropriate to address any issues raised in such reports.
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

Competition
The consumer credit recovery industry is highly competitive in both the United States and the United Kingdom. We compete with a wide range of collection and financial services companies, traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In the United States, we believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third-party agency collections and into offering credit card and other financial services as part of their recovery strategy.
When purchasing receivables, we compete primarily on the basis of price, the ease of negotiating and closing the prospective portfolio purchases with us, our ability to obtain funding, and our reputation with respect to the quality of services that we provide. We believe that our ability to compete effectively in this market is also dependent upon, among other things, our relationships with credit originators and portfolio resellers of charged-off consumer receivables, and our ability to provide quality collection strategies in compliance with applicable laws.
We believe that smaller competitors in the United States and the United Kingdom are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to increased regulatory pressure and scrutiny applied by regulators. In addition, sellers of charged-off consumer receivables are increasingly sensitive to the reputational risks involved in the industry and are therefore being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as us, that are better able to adapt to these pressures.
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
In addition to the FDCPA, the federal laws that directly or indirectly apply to our business (including the regulations that implement these laws) include the following:

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
The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. In July 2016, the CFPB released an outline of proposals under consideration for its debt collection rulemaking. The proposals are aimed at ensuring debt collectors, among other things: collect the correct debt; limit excessive or disruptive communications; stop collecting or suing for debt without proper documentation; and provide documentation substantiating debt to a consumer upon demand. In addition to consulting with business representatives, the CFPB will continue to seek input from the public, consumer groups, industry, and other stakeholders before continuing the rulemaking process. In July 2017, the CFPB issued an agenda that included plans to issue a Notice of Proposed Rulemaking concerning debt collectors’ and debt buyers’ communications practices and consumer disclosures.
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
In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process, another that focuses on the application of the CFPA’s prohibition of “unfair, deceptive, or abusive” acts or practices on debt collection and another that discusses the risks that in-person collection of consumer debt may create in violating the FDPCA and CFPA. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action. In addition, the CFPB has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. The CFPB’s enforcement activity in these spaces, especially in the absence of clear rules or regulatory expectations, can be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry.
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
International
Our international operations are affected by foreign statutes, rules and regulations. It is our policy to comply with these laws in all of our recovery activities.
The debt collection and debt purchase industries in the United Kingdom are highly regulated by a number of different governmental bodies and firms operating within it are subject to high standards of monitoring and compliance, particularly following the transition in regulatory regimes from the Office of Fair Trading (“OFT”) to the Financial Conduct Authority (“FCA”) in April 2014. The key entities and regulations that govern Cabot’s business are set out below.
Financial Conduct Authority Regulation. U.K. debt purchase and collections businesses are principally regulated by the FCA, the UK Information Commissioner’s Office (“ICO”) and the UK Office of Communications (“OFCOM”). In March 2016, Cabot Credit Management Group Limited (“CCMG”), a Cabot subsidiary, was granted FCA authorization to conduct debt purchase and debt collection activities, as well as exercising the right of a lender. CCMG appointed other Cabot subsidiaries to carry out debt-collecting and debt administration services on its behalf. CCMG assumes full regulatory responsibility for such entities. The FCA regards debt collection as a ‘‘high risk’’ activity and may therefore dedicate special resources to more intensive monitoring of businesses in this sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook as well as the applicable consumer credit laws and regulations.
The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. The FCA has substantially greater powers than the OFT and given the FCA has only been responsible for regulating consumer credit since April 2014, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase, as the FCA deepens its understanding of the industry through continued supervision. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand incremental investment and resources in Cabot’s compliance governance framework. For example, the FCA have now confirmed that the UK Senior Managers and Certification Regime (‘‘SMCR’’) will be extended to all sectors of the financial services industry (including consumer credit firms), at which point the majority of CCMG’s senior management team below the executive committee is expected to become certified persons, which could result in additional costs for CCMG. The objective of the legislation is to raise standards of conduct in financial services. The final implementation date for SMCR has not been published, although it is expected to be in 2018 or 2019.
Companies authorized by the FCA must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business (including the principle of ‘‘treating customers fairly’’), and rules and guidance on Systems and Controls. In addition to the full authorization of its business with the FCA, CCMG has appointed certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and are jointly and severally liable for the acts and omissions of CCMG and its business affairs. Approved Persons are subject to statements of principle and codes of practice established and enforced by the FCA.
The FCA has significantly greater powers than the OFT, including, but not limited to, the ability to impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, cease certain products from being collected upon and in extreme circumstances remove permissions to trade.
In addition to the permissions granted as part of this FCA authorization, in February 2017, CCMG was granted a variation of permissions from the FCA in order to administer regulated mortgage contracts.
Debt Pre-Action Protocol. In September 2014, the Civil Procedure Rules Committee (“CPRC”), a subcommittee to the Ministry of Justice of the United Kingdom, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt that requires all debt collection entities to make significant changes to their court and litigation processes. The objectives of the debt pre-action protocol are, among others, to encourage parties to use alternative dispute resolution procedures and to encourage the full exchange of information between parties at an early stage in proceedings. It requires a significant amount of information, if requested, to be disclosed to consumers, including copies of credit agreements where any aspect of the debt is disputed between the parties (including, but not limited to, the debt’s existence, enforceability and amount). The new Debt Pre-Action Protocol came into force on October 1, 2017.
Consumer protection. The regulatory regime in the United Kingdom relating to the protection of consumers from unfair terms and practices changed in 2015. In October 2015, the U.K. Parliament introduced new laws that reformed most of the previous U.K. consumer laws and was largely driven by the European Commission’s Directive for Consumer Rights. The U.K. Consumer Rights Act 2015 introduced enhanced consumer measures that can be imposed on businesses and gives greater protection to U.K. consumers from unfair business practices and unfair terms in consumer agreements.
Additionally, the Consumer Credit Act of 1974 (and its related regulations) and the U.K. Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid.
Data protection. In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with requirements established by the Data Protection Act of 1998 in relation to processing the personal data of its consumers. In September 2017, the U.K. government published the Data Protection Bill 2017, which is anticipated to become law in 2018. This will substantially replace the Data Protection Act of 1998 and address further detail and increase the regulation which will be brought in by the E.U. General Data Protection Regulation (“GDPR”). The GDPR came into effect in May 2016 and will be applicable to member states of the E.U. from May 2018. The GDPR will introduce significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). We have analyzed the GDPR requirements and are working to ensure that we become compliant.
Ireland. The regulatory regime in the Republic of Ireland has been subject to significant changes. In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015, which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following loan book sales. The Consumer Protection (Regulation of Credit Servicing Firms) Act 2015 seeks to address concerns regarding the loss of regulatory protections for borrowers when portfolio of loans are sold and/or serviced to/by an unregulated entity. Cabot is registered with and regulated by the Central Bank of Ireland for credit servicing activities and its activities are subject to detailed rules on consumer protection and was issued an unconditional authorization in May 2017. Cabot was already contractually obligated to ensure compliance with the relevant consumer protection codes through its debt sale and management agreements and is audited on a regular basis against such obligations.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s withdrawal from the E.U., commonly referred to as “Brexit.” In March 2017, the United Kingdom formally served notice on the European Council of its intention to withdraw from the E.U. The United Kingdom is expected to exit the E.U. by no later than April 2019. Brexit has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the E.U. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications Brexit will have and how it will affect us.
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
Employees
As of December 31, 2017, we had approximately 8,200 employees worldwide. None of our employees in North America are represented by a labor union or subject to the terms of a collective bargaining agreement. We have employees in the U.K., Spain and New Zealand who are represented by a collective bargaining agreement. We believe that our relations with our employees in all locations are good.
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
We enter into “forward flow” contracts, which are commitments to purchase receivables over a duration that is typically three to twelve months with a specifically defined volume, frequency, and pricing. In periods of decreasing prices, we may end up paying an amount higher for such debt portfolios in a forward flow contract than we would otherwise agree to pay at the time for a spot purchase, which could result in reduced returns. We would likely only be able to terminate such forward flow agreements in certain limited circumstances.
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
We use internally developed models to project the remaining cash flows from our receivable portfolios. These models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to data known when we acquired the accounts. However, we may not be able to achieve the collections forecasted by our models. If we are not able to achieve the levels of forecasted collection, our revenues will be reduced or we may be required to record an allowance charge, which may adversely affect our business, financial condition and operating results.
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
We hire in-house counsel and contract with a nationwide network of attorneys that specialize in collection matters. In connection with collection litigation, we advance certain out-of-pocket court costs that are recoverable from the consumer, which we refer to as deferred court costs. These court costs may be difficult or impossible to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, our business, financial condition and operating results may be adversely affected.
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
In the normal course of portfolio acquisitions, some accounts may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these accounts to the sellers for refund. However, we generally have a limited time in which to return these accounts to the sellers under the terms of our purchase agreements. In addition, sellers may not be able to meet their contractual obligations to buy these accounts back from us. Accounts that we are unable to return to sellers may yield no return. If sellers deliver portfolios containing too many accounts that do not conform to the terms of the purchase agreements, we may be unable to collect a sufficient amount and the portfolio purchase could generate lower returns or be unprofitable, which would have an adverse effect on our cash flows and our operations. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations and purchase new portfolios and, correspondingly, our business, financial condition and operating results, may be adversely affected.
We are subject to audits conducted by sellers of debt portfolios, and may be required to implement specific changes to our policies and practices as a result of adverse findings by such sellers as a part of the audit process, which could limit our ability to purchase debt portfolios from them in the future, which could materially and adversely affect our business.
Pursuant to purchase contracts, we are subject to audits that are conducted by sellers of debt portfolios. Such audits may occur with little notice and the assessment criteria used by each seller varies based on their own requirements, policies and standards. Although much of the assessment criteria is based on regulatory requirements, we may be asked to comply with additional terms and conditions that are unique to particular debt originators. From time to time, sellers may believe that we are not in compliance with certain of their criteria and in such cases, we may be required to dedicate resources and to incur expenses to address such concerns, including the implementation of new policies and procedures. In addition, to the extent that we are unable to satisfy the requirements of a particular seller, such seller could remove us from their panel of preferred purchasers, which could limit our ability to purchase debt portfolios from that seller in the future, which could adversely affect our business, financial condition and operating results.

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
Changes in accounting standards and their interpretations could adversely affect our operating results.
U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective estimates. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under Accounting Standards Codification (“ASC”) 310-30, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios. Under this new standard, entities will gross up the initial amortized cost for the purchased financial assets with credit deterioration (“PCD assets”), the initial amortized cost will be the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. After initial recognition of PCD assets and the related allowance, any change in estimated cash flows (favorable or unfavorable) will be immediately recognized in the income statement because the yield on PCD assets would be locked. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. We are in the process of determining the effects the adoption will have on our consolidated financial statements as well as whether to adopt the new guidance early. ASU 2016-13 and additional new accounting standards could have an adverse effect on our reported financial results, which could in turn cause our stock price to decline.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
As of December 31, 2017, we carry approximately $929.0 million in goodwill and approximately $75.7 million in amortizable intangible assets. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could adversely affect our business, financial condition and operating results.

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
In addition, the CFPB has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. Enforcement activity in these spaces by the CFPB or others, especially in the absence of clear rules or regulatory expectations, may be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results.
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
Failure to comply with the regulatory regime to which Cabot is subject may adversely affect our business, financial condition and operating results.
The debt purchase and collections sector and the broader consumer credit industry in the United Kingdom and the other jurisdictions in which Cabot operates is highly regulated under various laws and regulations. These laws and regulations are also subject to review from time to time and may be subject to significant change. In addition, this legislation is principles-based and therefore the interpretation of compliance is complex and may change over time. Failure to comply with such legislation or regulation may adversely affect the enforceability of the credit agreements underlying Cabot’s debt portfolios.
UK debt purchase and collections businesses are principally regulated by the FCA, the ICO and the OFCOM. In March 2016, CCMG was granted FCA authorization to conduct debt purchase and debt collection activities, as well as exercising the right of a lender. In addition to the full authorization of its business with the FCA, CCMG has appointed certain individuals who have significant control or influence over the management of the business, known as “Approved Persons,” and who will jointly and severally be liable for the acts and omissions of the company and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA. The FCA regards debt collection as a “high risk” activity and therefore dedicates special resources to more intensive monitoring of businesses in this sector. The FCA Handbook has a specialist consumer credit sourcebook (“CONC”) for the consumer credit sector, which includes rules and guidance in relation to, inter alia, the handling of vulnerable customers; communications with customers; arrears, default and recovery of debt; debt advice and statute barred debt. While UK debt purchase and collection businesses are principally regulated by the FCA and the provisions of the FSMA, there is additional legislation and regulation that governs consumer credit, including the Consumer Credit Act 1974 (as amended) (“CCA”) which imposes various obligations on lenders, and any person who exercises the rights and duties of lenders, including to provide post‑contract information such as statements of account, notices of sums in arrears and default notices. Any failure to comply with such legislation or regulation could result in FCA action. The FCA and the previous regulator, the UK Office of Fair Trading (the “OFT”), have already taken action against, and have imposed requirements on, a number of well‑known financial institutions, other financial institutions and debt management companies. In addition, Cabot is subject to various regulations concerning consumer protection and data protection, among others, as well as regulations in the other jurisdictions in which it operates.
Compliance with this extensive regulatory framework is expensive and labor-intensive. Failure to comply with any applicable laws, regulations, rules or contractual compliance obligations could result in investigations, information gathering, public censures, financial penalties, disciplinary measures, liability and/or enforcement actions being brought against Cabot, including licenses or permissions that Cabot needs to do business not being granted or being revoked or the suspension or termination of its ability to conduct collections. In addition, Cabot’s debt purchase contracts with vendors include certain conditions. Failure to comply or revocation of a permission or authorization, or other actions taken by Cabot that may damage the reputation of the vendor, may entitle the vendor to terminate any agreements with Cabot and/or to repurchase debt portfolios Cabot previously purchased from it. Damage to Cabot’s reputation, whether because of a failure to comply with applicable laws, regulations or rules, revocation of a permission or authorization, any other regulatory action or Cabot’s failure to comply with contractual compliance obligations, could deter vendors from choosing Cabot as their debt purchase or collections provider. Failure to comply with any of the requirements issued by the FCA or the requirements of any applicable legislation or regulation is likely to have serious consequences. For example, the FCA may undertake investigations and information-gathering in connection with any aspect of Cabot’s operations. The FCA may also commence disciplinary action against authorized entities within Cabot or an Approved Person, which may include public censure or instituting a ban on conducting business within the consumer credit sector. The FCA may revoke or impose restrictions or temporary suspensions on CCMG’s authorization, which would be publicly known and involve serious reputational damage, as well as significantly impact our business. The FCA may impose requirements demanding changes in Cabot’s business practices, which may interfere with Cabot’s ability to carry on regulated activities and adversely affect its reputation and ability to acquire additional purchased loan portfolios.
Cabot’s subsidiary entities in Ireland are subject to the Consumer Protection (Regulation of Credit Servicing Firms) Act, as amended (the “Irish Credit Servicing Act 2015”). Cabot Financial (Ireland) Limited received confirmation of its authorization from the CBI in May 2017 and is contractually obligated to ensure compliance with the relevant consumer protection codes through its debt sale and collection agreements. Failure to comply with any of the requirements issued by the CBI or the requirements of any applicable legislation or regulation is likely to have serious consequences, including investigations being carried out and /or disciplinary actions (including public censure, restrictions on operations or the suspension of regulatory authorizations) being imposed on Cabot.
As a debt purchaser, Cabot must comply with the requirements established by the Data Protection Act 1998 (as amended) (the “Data Protection Act”) in relation to processing the personal data of customers. Failure to maintain the appropriate data protection registrations with the ICO or to comply with an ICO enforcement notice could result in criminal proceedings and could negatively impact our ability to otherwise comply with the requirements of the Data Protection Act. Cabot’s ability to price debt portfolios, trace consumers and develop tailored repayment plans depends on its ability to use personal data in its consumer data intelligence systems. Depending on their nature and scope, changes to data protection laws, practices, regulations and guidance could require additional investments and resources in Cabot’s compliance governance framework, or could alter the way in which Cabot obtains, collects and uses data. The General Data Protection Regulation (GDPR) (Regulation (EU) 2016/679) (the “EU Data Protection Regulation”) came into effect in May 2016 and will become directly applicable in Member States from May 2018. The EU Data Protection Regulation introduces substantial changes to the EU data protection regime and will impose a substantially higher compliance burden on Cabot, may increase its data protection costs and may restrict its ability to use data. Examples of this higher burden include expanding the requirement for informed opt‑in consent by customers to processing of personal data and granting customers a “right to be forgotten,” restrictions on the use of personal data for profiling purposes, disclosure requirements of data sources to customers, the possibility of having to deal with a higher number of subject access requests, among other requirements.
Any of the developments described above, including the FCA’s imposition of additional requirements on Cabot’s operations or failure by Cabot to maintain FCA authorization for its collection activities, the addition, reinterpretation or enforcement of any laws, rules, regulations, or protocols, or increased enforcement of existing consumer protection or privacy laws, rules and regulations, may adversely affect our ability to collect on receivables and may increase our costs associated with regulatory compliance, which could adversely affect our business, financial condition and operating results.
Economic conditions and regulatory changes leading up to and following the United Kingdom’s expected exit from the European Union could have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit.” In March 2017, the United Kingdom formally served notice on the European Council of its intention to withdraw from the E.U. The United Kingdom is expected to exit the E.U. by no later than April 2019. Brexit has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Consequences such as deterioration in economic conditions, volatility in currency exchange rates or changes in regulation may adversely affect our business, financial condition and operating results.
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
We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the recent expansion of our foreign operations subjects us to a number of additional risks and uncertainties, including:

•	compliance with and changes in international laws, including regulatory and compliance requirements that could affect our business;

•	differing accounting standards and practices;

•	increased exposure to U.S. laws that apply abroad, such as the Foreign Corrupt Practices Act, and exposure to other anti-corruption laws such as the U.K. Bribery Act;

•	social, political and economic instability or recessions;

•	fluctuations in foreign economies and currency exchange rates;

•	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

•	the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language, and cultural barriers;

•	difficulties implementing and maintaining effective internal controls and risk management and compliance initiatives;

•	potential disagreements with our joint venture business partners;

•	differing labor regulations and business practices; and

•	foreign and, in some circumstances, U.S. tax consequences.
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
We are subject to taxes in the United States and in foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. We regularly are under audit by tax authorities, and economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. The final determination of tax audits and any related litigation could be different from our historical income tax provisions and accruals. In addition, potential adverse tax consequences could limit our ability to repatriate funds held in jurisdictions outside of the United States. Moreover, there may be unfavorable changes in the tax laws (or in the interpretation thereof) in the future. Accordingly, taxes could have an adverse effect on our results of operations, cash flows and financial condition.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act has significantly changed the U.S. federal income taxation of U.S. corporations, including, but not limited to, reducing the U.S. corporate income tax rate, eliminating the corporate alternative minimum tax, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The Tax Reform Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the Tax Reform Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the Tax Reform Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in Note 9, “Debt” to our consolidated financial statements, as of December 31, 2017, our total long-term indebtedness outstanding was approximately $3.4 billion, which includes $2.0 billion of debt at our Cabot subsidiary. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
The market price of our common stock has been subject to significant fluctuations. Since the beginning of fiscal year 2017, our stock price has ranged from a low of $27.80 on January 9, 2017 to a high of $52.00 on November 3, 2017. These fluctuations could continue. Among the factors that could affect our stock price are:

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
In the future, we may sell additional shares of our common stock or other equity or equity-related securities to raise capital or issue equity securities to finance acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options or vesting of restricted stock awards, upon conversion of our convertible notes and the warrant transactions entered into in connection with certain of our convertible notes. We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.
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
Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
We lease the following properties with more than 30,000 square feet:

Location	Primary use	Approximate square footage
San Diego, CA	Corporate headquarters, internal legal and consumer support services	118,000
United Kingdom	Cabot corporate office, call center, internal legal and consumer support services	210,000
India	Call center and administrative offices	146,000
Troy, MI	Call center and administrative offices	62,000
St. Cloud, MN	Call center and administrative offices	46,000
Spain	Call center and administrative offices	46,000
Roanoke, VA	Call center and administrative offices	40,000
Australia	Baycorp corporate office, call center, and administrative offices	33,000
Costa Rica	Call center and administrative offices	32,000
Phoenix, AZ	Call center and administrative offices	31,000
The properties listed in the table above are our principal properties. We also lease other immaterial office space in the United States, Ireland, France, Italy, Colombia, Peru, New Zealand, and the Philippines.
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
The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2017
First Quarter	$35.93	$27.80
Second Quarter	41.38	29.80
Third Quarter	44.95	37.30
Fourth Quarter	52.00	42.00
Fiscal Year 2016
First Quarter	$29.44	$16.09
Second Quarter	29.02	21.45
Third Quarter	25.52	20.32
Fourth Quarter	30.40	17.66
The closing price of our common stock on February 8, 2018, was $39.70 per share and there were 8 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2012 through December 31, 2017, with the cumulative total return of (a) the NASDAQ Composite Index and (b) Asta Funding, Inc. and PRA Group, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2012, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

	12/12	12/13	12/14	12/15	12/16	12/17
Encore Capital Group, Inc.	$100.00	$164.14	$145.00	$94.97	$93.57	$137.49
NASDAQ Composite Index	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
Peer Group	$100.00	$144.52	$158.11	$96.53	$109.35	$92.30
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

Share Repurchases
On August 12, 2015, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of December 31, 2017, we had not made any repurchases under the share repurchase program.
Recent Sales of Unregistered Securities
In March 2017, we sold $150.0 million of 3.25% convertible senior notes due March 15, 2022 in a private placement transaction. Information regarding this transaction is set forth in our Form 8-K filed on March 3, 2017.

Item 6—Selected Financial Data
This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K, including the acquisitions described therein that materially affected our results. The selected financial data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues
Revenue from receivable portfolios, net(1)	$1,094,609	$946,615	$1,072,436	$992,832	$744,870
Other revenues	92,429	82,643	57,531	50,597	11,407
Total revenues	1,187,038	1,029,258	1,129,967	1,043,429	756,277
Operating expenses
Salaries and employee benefits	315,742	281,097	262,281	238,942	159,319
Cost of legal collections	200,058	200,855	229,847	205,661	186,959
Other operating expenses	104,938	100,737	93,210	89,934	63,229
Collection agency commissions	43,703	36,141	37,858	33,343	33,097
General and administrative expenses	158,080	134,046	191,357	139,977	106,813
Depreciation and amortization	39,977	34,868	33,160	27,101	13,057
Total operating expenses	862,498	787,744	847,713	734,958	562,474
Income from operations	324,540	241,514	282,254	308,471	193,803
Other (expense) income
Interest expense	(204,161)	(198,367)	(186,556)	(166,942)	(73,269)
Other income (expense)	10,847	14,228	2,235	113	(4,225)
Total other expense	(193,314)	(184,139)	(184,321)	(166,829)	(77,494)
Income from continuing operations before income taxes	131,226	57,375	97,933	141,642	116,309
Provision for income taxes	(52,049)	(38,205)	(27,162)	(48,569)	(43,653)
Income from continuing operations	79,177	19,170	70,771	93,073	72,656
(Loss) income from discontinued operations, net of tax	(199)	(2,353)	(23,387)	5,205	1,084
Net income	78,978	16,817	47,384	98,278	73,740
Net loss (income) attributable to noncontrolling interest	4,250	59,753	(2,249)	5,448	1,559
Net income attributable to Encore Capital Group, Inc. stockholders	$83,228	$76,570	$45,135	$103,726	$75,299
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	83,427	78,923	68,522	98,521	74,215
(Loss) income from discontinued operations, net of tax	(199)	(2,353)	(23,387)	5,205	1,084
Net income	$83,228	$76,570	$45,135	$103,726	$75,299

	As of and For The Year Ended December 31,
	2017	2016	2015	2014	2013
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$3.21	$3.07	$2.66	$3.81	$3.01
Discontinued operations	$(0.01)	$(0.09)	$(0.91)	$0.20	$0.04
Net basic earnings per share	$3.20	$2.98	$1.75	$4.01	$3.05
Diluted earnings (loss) per share from:
Continuing operations	$3.16	$3.05	$2.57	$3.58	$2.83
Discontinued operations	$(0.01)	$(0.09)	$(0.88)	$0.19	$0.04
Net diluted earnings per share	$3.15	$2.96	$1.69	$3.77	$2.87
Weighted-average shares outstanding:
Basic	25,972	25,713	25,722	25,853	24,659
Diluted	26,405	25,909	26,647	27,495	26,204
Selected operating data:
Purchases of receivable portfolios, at cost	$1,058,235	$906,719	$1,023,722	$1,251,360	$1,204,779
Gross collections for the period	1,767,644	1,685,604	1,700,725	1,607,497	1,279,506
Consolidated statements of financial condition data:
Cash and cash equivalents	$212,139	$149,765	$123,993	$91,519	$118,539
Investment in receivable portfolios, net	2,890,613	2,382,809	2,440,669	2,143,560	1,590,249
Total assets	4,490,712	3,670,497	4,174,819	3,711,631	2,657,208
Total debt	3,446,876	2,805,983	2,944,063	2,550,646	1,654,301
Total liabilities	3,766,801	3,069,982	3,526,331	3,046,692	2,054,737
Total Encore equity	581,862	559,304	596,453	623,000	571,897
________________________

(1)
Includes net allowance reversal of $41.2 million for the year ended December 31, 2017, net allowance charge of $84.2 million for the year ended December 31, 2016, and net allowance reversals of $6.8 million, $17.4 million and $12.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Europe
Cabot Credit Management plc (together with its subsidiaries, “Cabot”), our largest international subsidiary, is one of the largest credit management services providers in Europe and is a market leader in the United Kingdom and Ireland. We control Cabot via our majority ownership interest in the indirect holding company of Cabot, Janus Holdings S.a r.l. (“Janus Holdings”).
In addition, we have certain subsidiaries that focus on (a) consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain and (b) credit management services in Spain (collectively, “Grove”).
Latin America
Our majority-owned subsidiary Refinancia S.A. (together with its subsidiaries, “Refinancia”) is a market leader in debt collection and management in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including point-of-purchase lending to consumers and providing financial solutions to individuals who have previously defaulted on their credit obligations.
In addition to operations in Colombia and Peru, we evaluate and purchase non-performing loans in other countries in Latin America, including Mexico and Brazil. We also invest in non-performing secured residential mortgages in Latin America.
Asia Pacific
Our subsidiary Baycorp Holdings Pty Limited (together with its subsidiaries, “Baycorp”) specializes in the management of non-performing loans in Australia and New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans. We acquired a majority ownership interest in Baycorp in October 2015 and acquired the remaining minority equity ownership interest in Baycorp in January 2018.

In India, we have invested in Encore Asset Reconstruction Company (“EARC”), which has completed initial immaterial purchases.
To date, operating results from our international operations on an individual basis, other than from Cabot, have not been significant to our total consolidated operating results. Our long-term growth strategy involves continuing to invest in our core portfolio purchasing and recovery business, strengthening and developing our international businesses, and leveraging our core competencies to explore expansion into adjacent asset classes.
Additional Developments
On March 31, 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC (“Propel”). Propel represented our entire tax lien business reportable segment prior to the divestiture. Propel’s operations are presented as discontinued operations in our consolidated statements of operations. Beginning in the first quarter 2016, we conduct business through one reportable segment, portfolio purchasing and recovery.
In the first quarter of 2017, we and our co-investor in Cabot, J.C. Flowers & Co. LLC (“J.C. Flowers”), began exploring options in relation to a potential initial public offering (“IPO”) by Cabot. In October 2017, Cabot announced its intention to proceed with an IPO and to apply for admission of its ordinary shares to the premium listing segment of the Official List of the Financial Conduct Authority and to trade on the main market for listed securities of the London Stock Exchange. In November 2017, Cabot decided to not go forward with the IPO as a result of poor performance of other IPOs on the London Stock Exchange and unfavorable equity market conditions in the U.K., as a result, all direct costs related to the IPO were recognized in the fourth quarter of 2017. Cabot continues to assess options and ensure readiness in relation to a potential IPO.
In November 2017, Cabot completed the acquisition of Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and business process outsourcing (BPO) services company.
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
Portfolio Purchasing and Recovery
United States
We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our U.S. operations. These methods and models allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or strategies and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Industry delinquency and charge-off rates, which had been at historic lows, have continued to increase, creating higher volumes of charged-off accounts that are sold. In addition, issuers have continued to increase the amount of fresh portfolios in their sales. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Meanwhile, prices for portfolios offered for sale started to decrease after several years of elevated pricing, especially for fresh portfolios. We believe the softening in pricing, especially for fresh portfolios, was primarily due to this growth, and anticipated future growth, in supply. In addition to selling a higher volume of charged-off accounts, issuers sold their volume earlier in the calendar year than they had in the past.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants, such as Encore, because the larger market participants are better able to adapt to these pressures.
International
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

	Year Ended December 31,
	2017	2016	2015
United States:
Credit card	$511,656	$517,590	$481,759
Other	24,250	43,953	24,373
Subtotal	535,906	561,543	506,132
Europe:
Credit card	461,577	237,473	396,364
Other	2,559	27,240	27,200
Subtotal	464,136	264,713	423,564
Other geographies:
Credit card	45,941	70,902	86,638
Other	12,252	9,561	7,388
Subtotal	58,193	80,463	94,026
Total purchases	$1,058,235	$906,719	$1,023,722
During the year ended December 31, 2017, we invested $1,058.2 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $10.1 billion, for an average purchase price of 10.5% of face value.
During the year ended December 31, 2016, we invested $906.7 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $9.8 billion, for an average purchase price of 9.2% of face value.
During the year ended December 31, 2015, we invested $1,023.7 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $12.7 billion, for an average purchase price of 8.0% of face value. Purchases of charged-off credit card portfolios in Europe include $216.0 million of receivables acquired in connection with Cabot’s acquisition of Hillesden Securities Ltd and its subsidiaries (“dlc”) in June 2015. Purchases of charged-off credit card portfolios in other geographies include $60.3 million acquired in connection with the acquisition of Baycorp.
The decrease in capital deployment in the United States for the year ended December 31, 2017, as compared to 2016, was primarily the result of our disciplined approach to capital deployment. Due to the improved pricing environment in the United States and our progress on liquidation improvement initiatives, we were able to deploy capital on portfolios with higher returns enabling us to purchase similar amounts of total estimated gross collections for less.
The increase in capital deployment in Europe for the year ended December 31, 2017, as compared to 2016, was due to our continued strategic expansion in the European debt purchasing market.
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
Typically the average purchase price, as a percentage of face value, is higher for fresh portfolios as compared to more seasoned portfolios because fresh paper generally has higher returns. As a result, in periods that we purchase a higher percentage of fresh paper (such as was the case in 2017), we expect that our purchase price as a percentage of face value would be higher than would be in periods where a higher ratio of seasoned paper was purchased.

Collections by Channel and Geographic Location
We currently utilize three channels for the collection of our receivables: collection sites, legal collections and collection agencies. The collection sites channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can, or to supplement capacity in our internal call centers. The collection agencies channel also includes collections on accounts purchased where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States:
Collection sites	$503,086	$470,898	$480,485
Legal collections	546,423	557,250	633,166
Collection agencies	51,432	53,572	68,283
Subtotal	1,100,941	1,081,720	1,181,934
Europe:
Collection sites	300,545	250,036	234,904
Legal collections	116,620	122,392	92,464
Collection agencies	137,155	121,572	148,758
Subtotal	554,320	494,000	476,126
Other geographies:
Collection sites	88,129	79,680	38,334
Legal collections	7,892	9,936	1,145
Collection agencies	16,362	20,268	3,186
Subtotal	112,383	109,884	42,665
Total collections	$1,767,644	$1,685,604	$1,700,725
Gross collections increased by $82.0 million, or 4.9%, to $1,767.6 million during the year ended December 31, 2017, from $1,685.6 million during the year ended December 31, 2016. The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods and our continued effort in improving liquidation, partially offset by delays in collections on portfolios impacted by the hurricanes. The increase in collections in Europe was primarily the result of increased purchasing volume and implementing certain liquidation improvement initiatives. The increase was partially offset by the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar, based on average exchange rates during the periods.
Gross collections decreased $15.1 million, or 0.9%, to $1,685.6 million during the year ended December 31, 2016, from $1,700.7 million during the year ended December 31, 2015. The decrease was primarily due to decreased collections in the United States, offset by increased collections in Europe and other geographies. The increase in collections in Europe was primarily the result of increased purchasing volume and implementing certain liquidation improvement initiatives. The increase was partially offset by the unfavorable impact of foreign currency translation, primarily driven by the weakening of the British Pound against the U.S. dollar. In other geographies, collections continued to increase as we expand internationally. The decrease of collections in the United States was primarily due to a decrease in legal collections resulting from temporary delays in receiving media from issuers required to initiate the legal process for a number of accounts.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2017		2016		2015
Revenues
Revenue from receivable portfolios, net	$1,094,609	92.2%	$946,615	92.0%	$1,072,436	94.9%
Other revenues	92,429	7.8%	82,643	8.0%	57,531	5.1%
Total revenues	1,187,038	100.0%	1,029,258	100.0%	1,129,967	100.0%
Operating expenses
Salaries and employee benefits	315,742	26.6%	281,097	27.3%	262,281	23.2%
Cost of legal collections	200,058	16.9%	200,855	19.5%	229,847	20.3%
Other operating expenses	104,938	8.8%	100,737	9.8%	93,210	8.2%
Collection agency commissions	43,703	3.7%	36,141	3.5%	37,858	3.5%
General and administrative expenses	158,080	13.3%	134,046	13.0%	191,357	16.9%
Depreciation and amortization	39,977	3.4%	34,868	3.4%	33,160	2.9%
Total operating expenses	862,498	72.7%	787,744	76.5%	847,713	75.0%
Income from operations	324,540	27.3%	241,514	23.5%	282,254	25.0%
Other (expense) income
Interest expense	(204,161)	(17.2)%	(198,367)	(19.3)%	(186,556)	(16.5)%
Other income	10,847	1.0%	14,228	1.4%	2,235	0.2%
Total other expense	(193,314)	(16.2)%	(184,139)	(17.9)%	(184,321)	(16.3)%
Income from continuing operations before income taxes	131,226	11.1%	57,375	5.6%	97,933	8.7%
Provision for income taxes	(52,049)	(4.5)%	(38,205)	(3.7)%	(27,162)	(2.4)%
Income from continuing operations	79,177	6.6%	19,170	1.9%	70,771	6.3%
Loss from discontinued operations, net of tax	(199)	0.0%	(2,353)	(0.3)%	(23,387)	(2.1)%
Net income	78,978	6.6%	16,817	1.6%	47,384	4.2%
Net loss (income) attributable to noncontrolling interest	4,250	0.4%	59,753	5.8%	(2,249)	(0.2)%
Net income attributable to Encore Capital Group, Inc. stockholders	$83,228	7.0%	$76,570	7.4%	$45,135	4.0%

Results of Operations—Cabot
The following tables summarize the operating results contributed by Cabot during the periods presented (in thousands):

	Year Ended December 31, 2017
	Janus Holdings	Encore Europe (1)	Consolidated
Total revenues	$399,875	$—	$399,875
Total operating expenses	(230,401)	—	(230,401)
Income from operations	169,474	—	169,474
Interest expense-non-PEC	(105,634)	—	(105,634)
PEC interest (expense) income	(50,787)	24,888	(25,899)
Other income	7,373	—	7,373
Income before income taxes	20,426	24,888	45,314
Provision for income taxes	(17,218)	—	(17,218)
Net income	3,208	24,888	28,096
Net income attributable to noncontrolling interest	(643)	(1,280)	(1,923)
Net income attributable to Encore Capital Group, Inc. stockholders	$2,565	$23,608	$26,173

	Year Ended December 31, 2016
	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$242,114	$—	$242,114
Total operating expenses	(197,341)	—	(197,341)
Income from operations	44,773	—	44,773
Interest expense-non-PEC	(109,178)	—	(109,178)
PEC interest (expense) income	(47,646)	23,349	(24,297)
Other income	15,270	—	15,270
(Loss) income before income taxes	(96,781)	23,349	(73,432)
Income tax benefit	12,073	—	12,073
Net (loss) income	(84,708)	23,349	(61,359)
Net loss attributable to noncontrolling interest	11,863	36,350	48,213
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(72,845)	$59,699	$(13,146)
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.

	Year Ended December 31, 2015
	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$349,379	$—	$349,379
Total operating expenses	(188,296)	—	(188,296)
Income from operations	161,083	—	161,083
Interest expense-non-PEC	(106,318)	—	(106,318)
PEC interest (expense) income	(48,013)	23,529	(24,484)
Other income	591	—	591
Income before income taxes	7,343	23,529	30,872
Income tax benefit	1,294	—	1,294
Net income	8,637	23,529	32,166
Net income attributable to noncontrolling interest	(1,211)	(3,705)	(4,916)
Net income attributable to Encore Capital Group, Inc. stockholders	$7,426	$19,824	$27,250
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
For all periods presented, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore.
Comparison of Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Our revenues consist of portfolio revenue and other revenue.
Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or zero basis revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. We may incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations or when there is a change in the timing of cash flows. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. Internal factors that may have an impact on our collections include operational activities such as capacity and the productivity of our collection staff. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. We record allowance reversals on pool groups that have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations. Allowance reversals are included in portfolio revenue.
Other revenues consist primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. Certain of the Company’s international subsidiaries earn fee-based income by providing portfolio management services to credit originators for non-performing loans.
Total revenues were $1,187.0 million during the year ended December 31, 2017, an increase of $157.7 million, or 15.3%, compared to total revenues of $1,029.3 million during the year ended December 31, 2016.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the weakening of the British Pound, which devalued, based on average exchange rates, against the U.S. dollar by 4.9%, during the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Portfolio revenue was $1,094.6 million during the year ended December 31, 2017, an increase of $148.0 million, or 15.6%, compared to revenue of $946.6 million during the year ended December 31, 2016. The increase in portfolio revenue during the year ended December 31, 2017 compared to 2016 was due to the allowance charge of $94.0 million on certain pool groups in Europe recorded during year ended December 31, 2016 and a $45.7 million reversal during the year ended December 31, 2017 of a portion of the previously recorded portfolio allowance as a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives. These increases were partially offset by an allowance charge of $11.4 million recorded on pool groups in the United States, primarily due to two pool groups that were heavily concentrated in Puerto Rico for which collections have been impacted as a result of hurricanes and the unfavorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2017					As of December 31, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$139,373	$132,746	95.2%	$6,942	12.6%	$—	—
2007(5)	1,548	210	13.6%	—	0.0%	—	—
2008	4,636	1,891	40.8%	613	0.2%	1,497	5.2%
2009(5)	—	—	—	—	—	—	—
2010(5)	1,106	299	27.0%	—	0.0%	—	—
2011	20,173	16,928	83.9%	—	1.6%	4,598	25.0%
2012	71,301	51,300	71.9%	(2,337)	4.8%	16,432	18.6%
2013	139,329	97,720	70.1%	—	9.3%	48,735	16.0%
2014	142,147	77,566	54.6%	(9,028)	7.4%	112,788	4.5%
2015	186,391	77,785	41.7%	—	7.4%	202,747	2.6%
2016	283,035	140,367	49.6%	—	13.3%	369,851	2.6%
2017	111,902	72,515	64.8%	—	6.9%	494,880	2.7%
Subtotal	1,100,941	669,327	60.8%	(3,810)	63.5%	1,251,528	3.7%
Europe:
2013	146,993	96,093	65.4%	41,716	9.1%	269,999	3.1%
2014	137,806	82,532	59.9%	4,012	7.9%	288,430	2.4%
2015	103,823	52,969	51.0%	—	5.0%	231,691	2.0%
2016	97,587	47,285	48.5%	—	4.5%	213,514	2.0%
2017	68,111	37,200	54.6%	—	3.5%	451,222	1.6%
Subtotal	554,320	316,079	57.0%	45,728	30.0%	1,454,856	2.1%
Other geographies:
ZBA(4)	11,409	11,388	99.8%	—	1.1%	—	—
2013	881	—	0.0%	—	0.0%	140	0.0%
2014	7,808	16,622	212.9%	—	1.6%	57,727	2.3%
2015	41,500	22,073	53.2%	—	2.1%	34,589	5.0%
2016	35,313	14,411	40.8%	(682)	1.4%	45,058	2.4%
2017	15,472	3,473	22.4%	—	0.3%	46,715	1.2%
Subtotal	112,383	67,967	60.5%	(682)	6.5%	184,229	2.5%
Total	$1,767,644	$1,053,373	59.6%	$41,236	100.0%	$2,890,613	3.0%
_______________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Year Ended December 31, 2016					As of December 31, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$137,287	$130,627	95.1%	$6,820	12.7%	$—	—
2007	2,200	748	34.0%	795	0.1%	941	4.5%
2008	8,687	4,301	49.5%	2,219	0.4%	3,631	5.2%
2009(5)	—	—	—	—	—	—	—
2010	10,402	7,493	72.0%	—	0.7%	807	25.0%
2011	54,991	35,643	64.8%	—	3.4%	7,866	17.7%
2012	113,068	72,877	64.5%	—	7.1%	38,886	11.7%
2013	196,752	126,666	64.4%	—	12.3%	90,720	9.1%
2014	216,356	112,554	52.0%	—	10.9%	187,083	4.1%
2015	231,101	103,073	44.6%	—	10.0%	313,089	2.4%
2016	110,876	65,639	59.2%	—	6.4%	515,260	2.4%
Subtotal	1,081,720	659,621	61.0%	9,834	64.0%	1,158,283	3.7%
Europe:
2013	165,616	127,606	77.0%	(76,018)	12.4%	256,725	3.0%
2014	156,666	93,657	59.8%	(13,150)	9.1%	308,568	2.1%
2015	127,083	62,769	49.4%	(4,843)	6.1%	255,445	1.6%
2016	44,635	24,733	55.4%	—	2.4%	230,225	1.8%
Subtotal	494,000	308,765	62.5%	(94,011)	30.0%	1,050,963	2.1%
Other geographies:
ZBA(4)	7,552	7,433	98.4%	—	0.7%	—	—
2013	1,548	—	0.0%	—	0.0%	1,008	0.0%
2014	17,443	17,675	101.3%	—	1.7%	56,691	2.2%
2015	57,055	27,810	48.7%	—	2.7%	51,758	3.5%
2016	26,286	9,488	36.1%	—	0.9%	64,106	1.9%
Subtotal	109,884	62,406	56.8%	—	6.0%	173,563	2.4%
Total	$1,685,604	$1,030,792	61.2%	$(84,177)	100.0%	$2,382,809	2.9%
_______________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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
Other revenues were $92.4 million and $82.6 million for the years ended December 31, 2017 and 2016, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The increases in other revenues were primarily attributable to additional fee-based income earned from recently acquired fee-based service providers, including Wescot, which was acquired by Cabot in November 2017. These increases were partially offset by the unfavorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.

Operating Expenses
Total operating expenses were $862.5 million during the year ended December 31, 2017, an increase of $74.8 million, or 9.5%, compared to total operating expenses of $787.7 million during the year ended December 31, 2016.
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
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $34.6 million, or 12.3%, to $315.7 million during the year ended December 31, 2017, from $281.1 million during the year ended December 31, 2016. The increase was primarily the result of an increase in headcount at our domestic sites as part of initiatives to increase collections capacity and an increase at our international subsidiaries resulting from recent acquisitions. The increase was partially offset by the impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Stock-based compensation decreased $2.2 million, or 17.6%, to $10.4 million during the year ended December 31, 2017, from $12.6 million during the year ended December 31, 2016. The decrease was primarily attributable to larger expense reversals during the current year as compared to the corresponding periods in the prior year resulting from adjustments to estimated vesting of certain performance-based awards and reversals for current period actual forfeitures.
Cost of Legal Collections
Cost of legal collections includes primarily contingent fees paid to our network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on an estimated court cost recovery rate based on our analysis of historical court costs recovery data. Based on trends of historical court costs recovery data during the year ended December 31, 2016, we noted a decrease in the estimated court cost recovery rate in the United Kingdom. Based on the revised estimated court cost recovery rate, we recorded an additional court costs reserve in the cost of legal collections of approximately $11.3 million during the year ended December 31, 2016.
The cost of legal collections decreased slightly by $0.8 million, or 0.4%, to $200.1 million during the year ended December 31, 2017, compared to $200.9 million during the year ended December 31, 2016. Cost of legal collections in the United States increased by $9.8 million, or 6.0%, while cost of legal collections in Europe decreased by $11.0 million, or 30.0% as compared to the prior year. The cost of legal collections as a percentage of gross collections through this channel increased to 29.8% during the year ended December 31, 2017, from 29.1% during the year ended December 31, 2016. The cost as a percentage of legal collections in the United States increased to 31.5% during the year ended December 31, 2017 from 29.1% during the prior year and the cost as a percentage of legal collections in Europe decreased to 22.0% during the year ended December 31, 2017 from 29.9% during the prior year.
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
The decreases in the cost of legal collections and the cost of legal collections as a percentage of gross collections in Europe during the periods presented were due to the recording of an approximately $11.3 million additional court cost reserve during the year ended December 31, 2016 as discussed above, and reduction in upfront court costs as a result of fewer accounts placed in this channel.
Other Operating Expenses
Other operating expenses increased $4.2 million, or 4.2%, to $104.9 million during the year ended December 31, 2017, from $100.7 million during the year ended December 31, 2016. The increase in other operating expenses was primarily due to an increase in new domestic marketing programs and mailing initiatives and increase at our international subsidiaries resulting from recent acquisitions. The increase was partially offset by the impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Collection Agency Commissions
During the year ended December 31, 2017, we incurred $43.7 million in commissions to third-party collection agencies, or 21.3% of the related gross collections of $204.9 million. During the period, the commission rate as a percentage of related gross collections was 7.3% and 24.6% for our collection outsourcing channels in the United States and Europe, respectively. During the year ended December 31, 2016, we incurred $36.1 million in commissions, or 18.5%, of the related gross collections of $195.4 million. During 2016, the commission rate as a percentage of related gross collections was 9.0% and 22.7% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses increased $24.1 million, or 17.9%, to $158.1 million during the year ended December 31, 2017, from $134.0 million during the year ended December 31, 2016. The increase was primarily due to expenses related to Cabot’s withdrawn IPO of $13.4 million, reduction in gain on reversal of acquisition-related contingent consideration of approximately $5.3 million, and additional infrastructure costs at our domestic sites. The increase was partially offset by reduction in settlement fees and related administrative expenses of $6.3 million, and the impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Depreciation and Amortization
Depreciation and amortization expense increased $5.1 million, or 14.7%, to $40.0 million during the year ended December 31, 2017, from $34.9 million during the year ended December 31, 2016. The increase was primarily due to write-off of certain long-lived and intangible assets in connection with integrating our operating platforms and increase in fixed assets and intangibles at our international subsidiaries resulting from recent acquisitions.
Interest Expense
Interest expense increased $5.8 million to $204.2 million during the year ended December 31, 2017, from $198.4 million during the year ended December 31, 2016.
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Stated interest on debt obligations	$157,287	$159,883	$(2,596)	(1.6)%
Interest expense on preferred equity certificates	25,899	24,297	1,602	6.6%
Amortization of loan fees and other loan costs	13,502	12,618	884	7.0%
Amortization of debt discount	10,338	10,520	(182)	(1.7)%
Accretion of debt premium	(2,865)	(8,951)	6,086	(68.0)%
Total interest expense	$204,161	$198,367	$5,794	2.9%
The payment of the accumulated interest on the PECs issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interest of J.C. Flowers and management.
The increase in interest expense during the year ended December 31, 2017 as compared to the corresponding period in 2016 was primarily attributable to higher interest expense in the United States related to our recent issuance of convertible debt, senior notes and higher weighted interest rates. The increase was partially offset by lower interest expense in our international subsidiaries due to various refinancing transactions and the favorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Other Income
Other income consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $10.8 million during the year ended December 31, 2017, down from $14.2 million during the year ended December 31, 2016. The decrease was primarily due to lower net gain recognized on foreign exchange contracts in the current period compared to prior year.
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
Provision for Income Taxes
During the years ended December 31, 2017 and 2016, we recorded income tax provisions for income from continuing operations of $52.0 million and $38.2 million, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Shortly after enactment, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the Tax Reform Act’s impact. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As a result of the Tax Reform Act, we recorded an additional net tax expense of $1.2 million during the year ended December 31, 2017. This net tax expense represents a provisional amount and our current best estimate. The provisional amount incorporates assumptions made based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance. We did not record any deemed repatriation tax on unremitted foreign earnings and profits (“E&P”) due to the deficit in accumulated foreign E&P as of December 31, 2017.
Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, we continue to evaluate this and other provisions of the Tax Reform Act and the application of Accounting Standards Codification 740, “Income Taxes.” Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of its deferred taxes (the “deferred method”). We have not yet adopted an accounting policy with respect to GILTI at December 31, 2017.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2017	2016
Federal provision	35.0%	35.0%
State provision	0.5%	2.3%
Foreign rate differential(1)	(20.0)%	(3.6)%
Transaction costs(2)	5.0%	0.0%
Tax reserves	0.0%	(3.2)%
Permanent items(3)	10.2%	14.7%
Change in valuation allowance(4)	8.2%	20.7%
Other(5)	0.8%	0.7%
Effective rate	39.7%	66.6%
________________________

(1)	Relates primarily to the lower tax rate on the income attributable to international operations.

(2)	Relates primarily to the effect of certain costs related to the withdrawn Cabot IPO that are disallowed for U.K. tax purposes.

(3)
Represents a provision for nondeductible expenses including interest expense reported in a foreign subsidiary and certain foreign income subject to tax in the U.S. under Internal Revenue Code Section 951 (Subpart F).

(4)	Valuation allowance recorded as a result of certain foreign subsidiaries’ cumulative operating losses for tax purposes.

(5)	Includes the impact from the Tax Reform Act for the year ended December 31, 2017.
The effective tax rate for the year ended December 31, 2017 decreased to 39.7% as compared to 66.6% for the year ended December 31, 2016. The decrease in effective tax rate was primarily the result of a lower tax rate on income attributable to international operations and reduced impact of changes in valuation allowances related to certain foreign subsidiaries.
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

	Year Ended December 31,
	2017	2016
United States	44.2%	40.5%
Europe	28.2%	32.8%
Other geographies	48.6%	44.1%
Overall cost per dollar collected	39.5%	38.5%
Our overall cost per dollar collected (or “cost-to-collect”) for the year ended December 31, 2017 was 39.5%, up 100 basis points from 38.5% during the prior period. Cost-to collect increased in the United States and other geographies and decreased in Europe during the periods presented.
Cost-to-collect in the United States increased due to a combination of (a) increased legal spending resulting from increased placements in the legal channel due to the ceasing of prior temporary delays in receiving media from issuers required to initiate the legal process, (b) the acquisition of an increased volume of accounts, which generates increased near-term expenses from account manager hiring, legal placements, and letter volumes and (c) increased investments to increase collection capacity.

We expect to incur upfront costs in building collection channels in connection with any growth in our presence in the Latin American and Asia Pacific markets. As a result, cost-to-collect in other geographies may become elevated in the near term and may fluctuate over time.
Cost-to-collect in Europe deceased primarily due to the recording of a large court costs reserve in the United Kingdom during the year ended December 31, 2016. Refer to “Cost of Legal Collections” in the operating expenses section above for further details.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, product mix of purchases, acquisitions, foreign exchange rates, the cost of new operating initiatives, and the changing regulatory and legislative environment.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Total revenues were $1,029.3 million during the year ended December 31, 2016, a decrease of $100.7 million, or 8.9%, compared to total revenues of $1,130.0 million during the year ended December 31, 2015.
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
The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2016					As of December 31, 2016
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$137,287	$130,627	95.1%	$6,820	12.7%	$—	—
2007	2,200	748	34.0%	795	0.1%	941	4.5%
2008	8,687	4,301	49.5%	2,219	0.4%	3,631	5.2%
2009(5)	—	—	—	—	—	—	—
2010	10,402	7,493	72.0%	—	0.7%	807	25.0%
2011	54,991	35,643	64.8%	—	3.4%	7,866	17.7%
2012	113,068	72,877	64.5%	—	7.1%	38,886	11.7%
2013	196,752	126,666	64.4%	—	12.3%	90,720	9.1%
2014	216,356	112,554	52.0%	—	10.9%	187,083	4.1%
2015	231,101	103,073	44.6%	—	10.0%	313,089	2.4%
2016	110,876	65,639	59.2%		6.4%	515,260	2.4%
Subtotal	1,081,720	659,621	61.0%	9,834	64.0%	1,158,283	3.7%
Europe:
2013	165,616	127,606	77.0%	(76,018)	12.4%	256,725	3.0%
2014	156,666	93,657	59.8%	(13,150)	9.1%	308,568	2.1%
2015	127,083	62,769	49.4%	(4,843)	6.1%	255,445	1.6%
2016	44,635	24,733	55.4%	—	2.4%	230,225	1.8%
Subtotal	494,000	308,765	62.5%	(94,011)	30.0%	1,050,963	2.1%
Other geographies:
ZBA(4)	7,552	7,433	98.4%	—	0.7%	—	—
2013	1,548	—	—	—	—	1,008	0.0%
2014	17,443	17,675	101.3%	—	1.7%	56,691	2.2%
2015	57,055	27,810	48.7%	—	2.7%	51,758	3.5%
2016	26,286	9,488	36.1%	—	0.9%	64,106	1.9%
Subtotal	109,884	62,406	56.8%	—	6.0%	173,563	2.4%
Total	$1,685,604	$1,030,792	61.2%	$(84,177)	100.0%	$2,382,809	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Year Ended December 31, 2015					As of December 31, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$103,398	$91,876	88.9%	$11,765	8.6%	$—	—
2007	3,150	1,118	35.5%	1,009	0.1%	1,573	4.6%
2008	13,529	8,665	64.0%	2,311	0.8%	5,798	10.0%
2009(5)	18,084	10,347	57.2%	—	1.0%	—	—
2010	42,615	25,629	60.1%	—	2.4%	3,742	21.2%
2011	112,753	85,303	75.7%	—	8.0%	27,257	18.5%
2012	176,914	108,968	61.6%	—	10.2%	79,973	8.6%
2013	298,068	176,878	59.3%	—	16.6%	161,539	7.4%
2014	307,814	146,583	47.6%	—	13.8%	291,402	3.6%
2015	105,609	47,300	44.8%	—	4.4%	445,527	1.8%
Impact of CFPB settlement	—	—	—	(8,322)	—	—	—
Subtotal	1,181,934	702,667	59.5%	6,763	65.9%	1,016,811	4.4%
Europe:
2013	212,129	171,750	81.0%	—	16.1%	439,619	3.1%
2014	198,127	122,490	61.8%	—	11.5%	444,618	2.1%
2015	65,870	38,129	57.9%	—	3.6%	384,231	1.9%
Subtotal	476,126	332,369	69.8%	—	31.2%	1,268,468	2.4%
Other geographies:
ZBA(4)	4,565	4,571	100.1%	—	0.4%	—	—
2012(5)	471	—	0.0%	—	0.0%	—	—
2013	6,507	319	4.9%	—	0.0%	2,480	0.0%
2014	16,062	19,910	124.0%	—	1.9%	67,714	2.4%
2015	15,060	5,837	38.8%	—	0.5%	85,196	2.9%
Subtotal	42,665	30,637	71.8%	—	2.9%	155,390	2.6%
Total	$1,700,725	$1,065,673	62.7%	$6,763	100.0%	$2,440,669	3.2%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2016	2015
Federal provision	35.0%	35.0%
State provision	2.3%	0.2%
Foreign rate differential(1)	(3.6)%	(7.8)%
Tax reserves(2)	(3.2)%	(2.0)%
Permanent items(3)	14.7%	6.0%
Change in valuation allowance(4)	20.7%	(5.6)%
Other	0.7%	1.9%
Effective rate	66.6%	27.7%
________________________

(1)	Relates primarily to the lower tax rate on the income attributable to international operations.

(2)	Represents release of reserves taken for a certain tax position.

(3)
Represents a provision for nondeductible items including interest expense reported in a foreign subsidiary. The Company incurred a $10.0 million civil monetary penalty related to a settlement with the CFPB during the year ended December 31, 2015, which is not deductible for income tax purposes.

(4)	Valuation allowance increased in 2016 due to a foreign subsidiary’s cumulative operating losses for tax purposes.
The effective tax rate for the year ended December 31, 2016 increased to 66.6% as compared to 27.7% for the year ended December 31, 2015. The increase in effective tax rate was primarily the result of the recording of a large valuation allowance at one of our foreign subsidiaries, nondeductible items including interest reported in a foreign subsidiary and proportionately less income realized in countries that have lower statutory tax rates than the U.S. federal rate.
During the year ended December 31, 2016, one of our foreign subsidiaries has incurred cumulative operating losses. Management did not have enough positive evidence to support the fact that the net operating loss carryforwards at this jurisdiction can be realized, therefore, we recorded a valuation allowance against the current and previously established deferred tax assets.
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
The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the years ended December 31, 2017 and 2015, includes the effect of approximately 0.2 million and 0.7 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 9, “Debt—Encore Convertible Notes,” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of some of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. There was no dilutive effect relating to our convertible senior notes during the year ended December 31, 2016.

We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” (non-GAAP) columns, respectively (in thousands, except per share data):

	Year Ended December 31,
	2017			2016			2015
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$83,427	$3.16	$3.18	$78,923	$3.05	$3.05	$68,522	$2.57	$2.64
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	12,353	0.47	0.47	11,830	0.46	0.46	11,332	0.43	0.44
Acquisition, integration and restructuring related expenses(1)	16,628	0.63	0.63	17,630	0.68	0.68	16,933	0.64	0.65
Net gain on fair value adjustments to contingent considerations(2)	(2,822)	(0.11)	(0.11)	(8,111)	(0.31)	(0.31)	—	—	—
Settlement fees and related administrative expenses(3)	—	—	—	6,299	0.24	0.24	63,019	2.36	2.43
Amortization of certain acquired intangible assets(4)	3,561	0.13	0.14	2,593	0.10	0.10	—	—	—
Expenses related to withdrawn Cabot IPO(5)	15,339	0.58	0.58	—	—	—	—	—	—
Income tax effect of the adjustments(6)	(7,936)	(0.30)	(0.30)	(12,577)	(0.49)	(0.49)	(28,514)	(1.07)	(1.11)
Adjustments attributable to noncontrolling interest(7)	(15,720)	(0.60)	(0.60)	(6,461)	(0.25)	(0.25)	(5,273)	(0.20)	(0.20)
Impact from tax reform(8)	1,182	0.05	0.05	—	—	—	—	—	—
Adjusted income from continuing operations attributable to Encore	$106,012	$4.01	$4.04	$90,126	$3.48	$3.48	$126,019	$4.73	$4.85
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(3)
Amount represents litigation and government settlement fees and related administrative expenses. For the year ended December 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. For the year ended December 31, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(5)
In October 2017, Cabot announced its intention to proceed with an initial public offering and to apply for admission of its ordinary shares to the premium listing segment of the Official List of the Financial Conduct Authority and to trade on the main market for listed securities of the London Stock Exchange. In November 2017, Encore announced that Cabot has decided to not go forward with its previously announced initial public offering as a result of poor performance of other IPOs on the London Stock Exchange and unfavorable equity market conditions in the U.K. We believe these expenses are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(6)	Amount represents the total income tax effect of the adjustments, which is calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred.

(7)
Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

(8)
As a result of the Tax Reform Act, we incurred a net additional tax expense of approximately $1.2 million. We believe the Tax Reform Act related expenses are not indicative of our ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results. Refer to Note 12 “Income Taxes” in the notes to our consolidated financial statements for further details.

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

	Year Ended December 31,
	2017	2016	2015
GAAP net income, as reported	$78,978	$16,817	$47,384
Adjustments:
Loss (income) from discontinued operations, net of tax	199	2,353	23,387
Interest expense	204,161	198,367	186,556
Interest income(1)	(3,635)	(2,538)	(1,664)
Provision for income taxes	52,049	38,205	27,162
Depreciation and amortization	39,977	34,868	33,160
Stock-based compensation expense	10,399	12,627	22,008
Acquisition, integration and restructuring related expenses(2)	11,962	16,712	15,528
Net gain on fair value adjustments to contingent considerations(3)	(2,822)	(8,111)	—
Settlement fees and related administrative expenses(4)	—	6,299	63,019
Expenses related to withdrawn Cabot IPO(5)	15,339	—	—
Adjusted EBITDA	$406,607	$315,599	$416,540

Collections applied to principal balance(6)	$673,035	$738,989	$628,289
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

(3)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the year ended December 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. For the year ended December 31, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)
In October 2017, Cabot announced its intention to proceed with an initial public offering and to apply for admission of its ordinary shares to the premium listing segment of the Official List of the Financial Conduct Authority and to trade on the main market for listed securities of the London Stock Exchange. In November 2017, Encore announced that Cabot has decided to not go forward with its previously announced initial public offering as a result of poor performance of other IPOs on the London Stock Exchange and unfavorable equity market conditions in the U.K. We believe these expenses are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(6)	Amount represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios, net.
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

	Year Ended December 31,
	2017	2016	2015
GAAP total operating expenses, as reported	$862,498	$787,744	$847,713
Adjustments:
Stock-based compensation expense	(10,399)	(12,627)	(22,008)
Operating expenses related to non-portfolio purchasing and recovery business(1)	(125,028)	(110,875)	(88,548)
Acquisition, integration and restructuring related operating expenses(2)	(16,628)	(17,630)	(15,528)
Net gain on fair value adjustments to contingent considerations(3)	2,822	8,111	—
Settlement fees and related administrative expenses(4)	—	(6,299)	(54,697)
Expenses related to withdrawn Cabot IPO(5)	(15,339)	—	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$697,926	$648,424	$666,932
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

(3)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(4)
Amount represents litigation and government settlement fees and related administrative expenses. For the year ended December 31, 2016, amount consists of settlement and administrative fees related to certain TCPA settlements. For the year ended December 31, 2015, amount relates to the consent order with the CFPB that we entered into in September 2015. We believe these fees and expenses are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)
In October 2017, Cabot announced its intention to proceed with an initial public offering and to apply for admission of its ordinary shares to the premium listing segment of the Official List of the Financial Conduct Authority and to trade on the main market for listed securities of the London Stock Exchange. In November 2017, Encore announced that Cabot has decided to not go forward with its previously announced initial public offering as a result of poor performance of other IPOs on the London Stock Exchange and unfavorable equity market conditions in the U.K. We believe these expenses are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

Cumulative Collections to Purchase Price Multiple
The following table summarizes our consumer and bankruptcy receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2017
		<2008	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total(2)	CCM(3)
United States:
<2008	$923,144	$1,732,000	$329,254	$225,765	$143,969	$96,172	$66,574	$49,054	$36,443	$30,837	$25,313	$21,182	$2,756,563	3.0
2008	227,749	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	23,247	18,563	14,959	637,687	2.8
2009	252,974	—	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	22,835	814,209	3.2
2010	357,345	—	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	1,083,547	3.0
2011	383,876	—	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	1,053,696	2.7
2012	548,918	—	—	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	1,161,595	2.1
2013	552,127	—	—	—	—	—	—	230,051	397,646	298,068	203,386	147,503	1,276,654	2.3
2014	518,565	—	—	—	—	—	—	—	144,178	307,814	216,357	142,147	810,496	1.6
2015	500,414	—	—	—	—	—	—	—	—	105,610	231,102	186,391	523,103	1.0
2016	555,811	—	—	—	—	—	—	—	—	—	110,875	283,035	393,910	0.7
2017	534,269	—	—	—	—	—	—	—	—	—	—	111,902	111,902	0.2
Subtotal	5,355,192	1,732,000	398,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	10,623,362	2.0
Europe:
2013	619,079	—	—	—	—	—	—	134,259	249,307	212,129	165,610	146,993	908,298	1.5
2014	630,342	—	—	—	—	—	—	—	135,549	198,127	156,665	137,806	628,147	1.0
2015	423,329	—	—	—	—	—	—	—	—	65,870	127,084	103,823	296,777	0.7
2016	258,868	—	—	—	—	—	—	—	—	—	44,641	97,587	142,228	0.5
2017	464,123	—	—	—	—	—	—	—	—	—	—	68,111	68,111	0.1
Subtotal	2,395,741	—	—	—	—	—	—	134,259	384,856	476,126	494,000	554,320	2,043,561	0.9
Other geographies:
2012	6,721	—	—	—	—	—	—	3,848	2,561	1,208	542	551	8,710	1.3
2013	29,568	—	—	—	—	—	—	6,617	17,615	10,334	4,606	3,339	42,511	1.4
2014	86,989	—	—	—	—	—	—	—	9,652	16,062	18,403	9,813	53,930	0.6
2015	91,126	—	—	—	—	—	—	—	—	15,061	57,064	43,499	115,624	1.3
2016	79,804	—	—	—	—	—	—	—	—	—	29,269	39,710	68,979	0.9
2017	58,096	—	—	—	—	—	—	—	—	—	—	15,471	15,471	0.3
Subtotal	352,304	—	—	—	—	—	—	10,465	29,828	42,665	109,884	112,383	305,225	0.9
Total	$8,103,237	$1,732,000	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$12,972,148	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2017, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2017 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2008	$923,144	$2,756,563	$41,951	$2,798,514	3.0
2008	227,749	637,687	35,566	673,253	3.0
2009	252,974	814,209	59,488	873,697	3.5
2010	357,345	1,083,547	101,200	1,184,747	3.3
2011	383,876	1,053,696	130,492	1,184,188	3.1
2012	548,918	1,161,595	149,282	1,310,877	2.4
2013(3)	552,127	1,276,654	254,062	1,530,716	2.8
2014(3)	518,565	810,496	268,005	1,078,501	2.1
2015	500,414	523,103	371,148	894,251	1.8
2016	555,811	393,910	681,784	1,075,694	1.9
2017	534,269	111,902	956,881	1,068,783	2.0
Subtotal	5,355,192	10,623,362	3,049,859	13,673,221	2.6
Europe:
2013(3)	619,079	908,298	863,349	1,771,647	2.9
2014(3)	630,342	628,147	762,660	1,390,807	2.2
2015(3)	423,329	296,777	492,899	789,676	1.9
2016	258,868	142,228	450,068	592,296	2.3
2017	464,123	68,111	927,388	995,499	2.1
Subtotal	2,395,741	2,043,561	3,496,364	5,539,925	2.3
Other geographies:
2012	6,721	8,710	1,308	10,018	1.5
2013	29,568	42,511	2,749	45,260	1.5
2014	86,989	53,930	134,764	188,694	2.2
2015	91,126	115,624	101,702	217,326	2.4
2016	79,804	68,979	83,742	152,721	1.9
2017	58,096	15,471	84,826	100,297	1.7
Subtotal	352,304	305,225	409,091	714,316	2.0
Total	$8,103,237	$12,972,148	$6,955,314	$19,927,462	2.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through December 31, 2017, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2018	2019	2020	2021	2022	2023	2024	2025	2026	>2026	Total
United States:
<2008	$17,328	$13,349	$7,004	$3,292	$978	$—	$—	$—	$—	$—	$41,951
2008	12,164	9,601	6,226	4,035	2,612	928	—	—	—	—	35,566
2009	20,351	15,172	9,834	6,373	4,124	2,674	960	—	—	—	59,488
2010	33,045	25,463	16,499	10,693	6,927	4,495	2,921	1,157	—	—	101,200
2011	42,323	32,369	20,958	13,579	8,704	5,647	3,671	2,386	855	—	130,492
2012	50,502	35,980	23,241	15,027	9,645	6,155	4,001	2,601	1,690	440	149,282
2013(3)	94,831	75,661	35,578	23,022	14,915	6,418	1,493	971	631	542	254,062
2014(3)	90,799	63,830	41,416	26,945	17,629	11,600	6,869	3,623	2,355	2,939	268,005
2015	126,409	84,898	56,761	34,978	23,143	15,697	10,744	7,234	4,593	6,691	371,148
2016	227,336	156,021	105,260	69,137	42,708	28,624	19,713	13,604	9,060	10,321	681,784
2017	253,380	261,141	165,392	106,142	67,111	40,415	26,454	18,262	12,728	5,856	956,881
Subtotal	968,468	773,485	488,169	313,223	198,496	122,653	76,826	49,838	31,912	26,789	3,049,859
Europe:
2013(3)	104,046	119,763	108,879	98,585	88,139	78,023	68,914	61,108	54,390	81,502	863,349
2014(3)	97,172	109,116	96,667	84,297	74,224	65,356	57,242	49,898	43,309	85,379	762,660
2015(3)	76,400	73,192	61,924	53,001	45,515	39,110	33,075	27,627	23,045	60,010	492,899
2016	65,577	70,493	64,146	52,611	41,076	32,182	26,576	23,019	25,646	48,742	450,068
2017	135,255	136,661	112,016	96,210	80,971	69,611	59,978	49,820	42,762	144,104	927,388
Subtotal	478,450	509,225	443,632	384,704	329,925	284,282	245,785	211,472	189,152	419,737	3,496,364
Other geographies:
2012	472	306	226	190	114	—	—	—	—	—	1,308
2013	1,559	686	291	154	59	—	—	—	—	—	2,749
2014	14,161	24,006	26,647	23,581	22,484	15,647	6,400	1,479	90	269	134,764
2015(3)	23,777	24,228	18,174	12,830	8,578	5,601	3,287	2,319	1,383	1,525	101,702
2016	22,264	21,371	15,636	10,467	5,874	3,486	2,242	1,616	786	—	83,742
2017	12,056	17,428	14,251	12,313	11,116	9,649	5,009	1,683	995	326	84,826
Subtotal	74,289	88,025	75,225	59,535	48,225	34,383	16,938	7,097	3,254	2,120	409,091
Total	$1,521,207	$1,370,735	$1,007,026	$757,462	$576,646	$441,318	$339,549	$268,407	$224,318	$448,646	$6,955,314
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of December 31, 2017, ERC for Zero Basis Portfolios include approximately $351.7 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies were immaterial.

(2)
The collections forecast of each pool is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	Includes portfolios acquired in connection with certain business combinations

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2017	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2008	$1,497	$227,749	0.7%	0.1%
2009(2)	—	—	—	—
2010(2)	—	—	—	—
2011	4,598	383,876	1.2%	0.4%
2012	16,432	548,918	3.0%	1.3%
2013(3)	48,735	552,127	8.8%	3.9%
2014(3)	112,788	518,565	21.7%	9.0%
2015	202,747	500,414	40.5%	16.2%
2016	369,851	555,811	66.5%	29.6%
2017	494,880	534,269	92.6%	39.5%
Subtotal	1,251,528	3,821,729	32.7%	100.0%
Europe:
2013(3)	269,999	619,079	43.6%	18.6%
2014(3)	288,430	630,342	45.8%	19.8%
2015(3)	231,691	423,329	54.7%	15.9%
2016	213,514	258,868	82.5%	14.7%
2017	451,222	464,123	97.2%	31.0%
Subtotal	1,454,856	2,395,741	60.7%	100.0%
Other geographies:
2013	140	29,568	0.5%	0.1%
2014	57,727	86,989	66.4%	31.3%
2015	34,589	91,126	38.0%	18.8%
2016	45,058	79,804	56.5%	24.5%
2017	46,715	58,096	80.4%	25.3%
Subtotal	184,229	345,583	53.3%	100.0%
Total	$2,890,613	$6,563,053	44.0%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of December 31, 2017, we had $2.9 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2018	$334,448	$116,941	$8,822	$460,211
2019	332,408	188,880	32,993	554,281
2020	213,943	167,891	34,634	416,468
2021	142,543	149,104	31,163	322,810
2022	81,121	130,488	49,357	260,966
2023	62,693	115,080	12,595	190,368
2024	39,074	104,946	7,238	151,258
2025	26,374	95,233	4,391	125,998
2026	15,038	100,866	2,737	118,641
2027	3,886	91,375	299	95,560
2028	—	88,422	—	88,422
2029	—	47,821	—	47,821
2030	—	27,780	—	27,780
2031	—	21,208	—	21,208
2032	—	8,821	—	8,821
Total	$1,251,528	$1,454,856	$184,229	$2,890,613

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2017		2016		2015
	Domestic	International	Domestic	International	Domestic(1)	International
General & Administrative	923	2,693	894	2,151	944	2,198
Account Manager	381	4,239	287	3,371	269	3,254
Total	1,304	6,932	1,181	5,522	1,213	5,452
________________________

(1)	Headcount as of December 31, 2015 includes 79 Propel employees.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2015	734	$1,041,011	$125,154
Q2 2015(1)	2,970	5,544,885	418,780
Q3 2015	1,267	2,085,381	187,180
Q4 2015(1)	2,363	4,068,252	292,608
Q1 2016	1,450	3,544,338	256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
________________________

(1)	Includes portfolios acquired in connection with certain business combinations.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$123,818	$130,332	$116,149
Net cash used in investing activities	(452,131)	(168,789)	(472,709)
Net cash provided by financing activities	378,217	43,253	400,121
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
Net cash provided by operating activities was $123.8 million, $130.3 million, and $116.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Cash provided by operating activities during the year ended December 31, 2017 was primarily related to net income of $79.0 million, various non-cash add backs in operating activities, including portfolio allowance reversals, and changes in operating assets and liabilities. Cash provided by operating activities during the year ended December 31, 2016 was primarily related to net income of $16.8 million, adjustments for discontinued operations, various non-cash add backs in operating activities, including portfolio allowance charges, and changes in operating assets and liabilities. Cash provided by operating activities during the year ended December 31, 2015 was primarily related to net income of $47.4 million, $23.4 million loss from discontinued operations, in addition to other non-cash add backs in operating activities and changes in operating assets and liabilities.

Investing Cash Flows
Net cash used in investing activities was $452.1 million, $168.8 million and $472.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The cash flows used in investing activities during the year ended December 31, 2017 were primarily related to receivable portfolio purchases of $1,045.8 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $709.4 million. The cash flows used in investing activities during the year ended December 31, 2016 were primarily related to receivable portfolio purchases of $907.4 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $659.3 million and $106.0 million of proceeds from divestiture of Propel, net of cash divested. The cash flows used in investing activities during the year ended December 31, 2015 were primarily related to cash paid for acquisitions, net of cash acquired, of $276.6 million, receivable portfolio purchases (excluding the portfolios acquired from the acquisition of dlc of $216.0 million and from the acquisition of Baycorp of $60.3 million) of $749.8 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $635.9 million.
Financing Cash Flows
Net cash provided by financing activities was $378.2 million, $43.3 million and $400.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The cash provided by financing activities during the year ended December 31, 2017 primarily reflects $1,434.5 million in borrowings under our credit facilities, $325.0 million proceeds from senior secured notes and $150.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2022, offset by $1,168.1 million in repayments of amounts outstanding under our credit facilities, $204.2 million of repayments of senior secured notes and $125.4 million in repayments of Encore’s convertible notes due 2017. The cash provided by financing activities during the year ended December 31, 2016 primarily reflects $586.0 million in borrowings under our credit facilities and $442.6 million of proceeds from Cabot’s senior secured notes due 2023, offset by $615.9 million in repayments of amounts outstanding under our credit facilities and $352.5 million in repayment of Cabot’s senior secured notes due 2019. The cash provided by financing activities during the year ended December 31, 2015 primarily reflects $1.1 billion in borrowings under our credit facilities and $332.7 million of proceeds from Cabot’s floating rate notes, offset by $898.1 million in repayments of amounts outstanding under our credit facilities and $33.2 million in repurchases of our common stock.
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
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $794.6 million (the “Revolving Credit Facility”), a term loan facility of $187.1 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million (approximately $125.3 million of which had been exercised as of December 31, 2017). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility $168.6 million expiring in February 2019 and (2) a subtranche of the Term Loan Facility of $17.0 million expiring in February 2019. As of December 31, 2017, we had $329.0 million outstanding and $212.7 million of availability under the Revolving Credit Facility and $181.7 million outstanding under the Term Loan Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £295.0 million (the “Cabot Credit Facility”). As of December 31, 2017, we had £132.5 million (approximately $179.0 million) outstanding and £162.5 million (approximately $219.5 million) of availability under the Cabot Credit Facility.
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
In August 2017 Cabot Securitisation UK Limited, a subsidiary of Cabot, entered into a senior facility agreement (the “Senior Facility Agreement”) for an initial committed amount of £260.0 million (approximately $332.9 million) (the “Cabot Securitisation Senior Facility”). In December 2017, an accordion feature was exercised and the size of the Cabot Securitisation Senior Facility was increased by £40.0 million to a final size of £300.0 million, of which £290 million was drawn as of year-end. A portion of the proceeds from the Senior Facility Agreement were used to redeem in full the outstanding 10.5% Senior Secured Notes due 2020 issued by Marlin Intermediate Holdings plc (“Marlin”), another subsidiary of Cabot.
Our cash and cash equivalents at December 31, 2017 consisted of $40.7 million held by U.S.-based entities and $171.4 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.
Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2017 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$3,268,253	$33,075	$619,237	$2,012,797	$603,144
Estimated interest payments(1)	744,969	166,219	322,051	170,478	86,221
Capital leases	7,977	2,963	3,048	1,966	—
Operating leases	89,150	19,064	26,715	20,285	23,086
Purchase commitments on receivable portfolios	525,591	501,988	23,603	—	—
Preferred equity certificates(2)	253,324	—	—	—	253,324
Total contractual cash obligations(3)	$4,889,264	$723,309	$994,654	$2,205,526	$965,775
________________________

(1)
Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2017 for variable rate debt, timing of scheduled payments and the term of the debt obligations.

(2)
As of December 31, 2017, we carried a liability of approximately $253.3 million related to principal and accumulated interests for PECs issued in connection with the Cabot Acquisition. The PECs have a maturity date of May 2043, accrue interest at 12% per annum, and are held by Cabot’s noncontrolling interest holders. The future accrued interest is excluded from the table above due to uncertainty in determining the timing of the payment because the payment will only be satisfied in connection with the disposition of the noncontrolling interest. See Note 9, “Debt” to our consolidated financial statements for additional information on our PECs.

(3)
We had approximately $22.2 million of liabilities and accrued interests related to uncertain tax positions at December 31, 2017. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to the uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See Note 12, “Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.

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
Deferred Court Costs. We pursue legal collection using a network of attorneys that specialize in collection matters and through our internal legal channel. We generally pursue collections through legal means only when we believe a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of historical court costs recovery data. We estimate deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and writes off any Deferred Court Costs not recovered within the respective deferral period. Collections received through litigation are first applied against related court costs with the balance applied to the debtors’ account.

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
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We did not early adopt this guidance for our annual goodwill impairment testing on October 1, 2017.
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
As of December 31, 2017, we had outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange between the British Pound and Euro with a net fair value liability position of approximately $1.1 million. The functional currency of the subsidiary that carries the hedge contracts is British Pound and the reporting currency is the U.S. dollar. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% between the British Pound and the Euro and 10% between the British Pound and U.S. dollar could be experienced in the near term. If the Euro weakened by 10% against the British Pound and the U.S. dollar weakened by 10% against the British Pound at December 31, 2017, the result would have had an unfavorable effect to the fair value of the derivatives of approximately $8.8 million. If the Euro strengthened by 10% against the British Pound and the U.S. dollar strengthened by 10% against the British Pound at December 31, 2017, the result would have had a favorable effect to the fair value of the derivatives of approximately $10.7 million.
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
As of December 31, 2017, our outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee had a fair value asset position of $1.9 million. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for the Indian rupee could be experienced in the near term. If the U.S. dollar weakened by 10% against the Indian rupee at December 31, 2017, the result would have had a favorable effect to the fair value of the derivatives of approximately $1.8 million. If the U.S.

dollar strengthened by 10% against the Indian rupee at December 31, 2017 the result would have had an unfavorable effect to the fair value of the derivatives of approximately $1.5 million.
Interest Rates
We have variable-interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate caps with financial counterparties to manage our interest rate risk. As of December 31, 2017, our subsidiary Baycorp had two interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $23.4 million U.S. dollars). The interest rate swap instrument is designated as a cash flow hedge and accounted for using hedge accounting. As of December 31, 2017, our subsidiary Cabot holds two interest rate cap contracts with an aggregate notional amount of £300.0 million (approximately $405.3 million) that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts.
Our variable-interest-bearing debt is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remained constant. If the market interest rates for our variable rate agreements increase 10%, interest expense on such outstanding debt would increase by approximately $6.6 million, on an annualized basis. Conversely, if the market interest rates decreased an average of 10%, our interest expense on such outstanding debt would decrease by $6.6 million on an annualized basis.
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
Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2017, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2017, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Diego, California
February 21, 2018

Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B—Other Information
None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2018 Proxy Statement to be filed no later than April 30, 2018, is hereby incorporated by reference.
Item 11—Executive Compensation
The information under the caption “Executive Compensation and Other Information,” appearing in the 2018 Proxy Statement to be filed no later than April 30, 2018, is hereby incorporated by reference.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2018 Proxy Statement to be filed no later than April 30, 2018, is hereby incorporated by reference.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2018 Proxy Statement to be filed no later than April 30, 2018, is hereby incorporated by reference.
Item 14—Principal Accountant Fees and Services
The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2018 Proxy Statement to be filed no later than April 30, 2018, is hereby incorporated by reference.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger dated March 6, 2013, by and among Encore Capital Group, Inc., Pinnacle Sub, Inc. and Asset Acceptance Capital Corp.	8-K	000-26489	2.1	3/6/2013
2.2	Stock Purchase Agreement, dated August 1, 2014, by and among Encore Capital Group, Inc., the sellers party thereto, Atlantic Credit & Finance, Inc. and Richard Woolwine as the sellers’ representative	10-Q	000-26489	2.1	8/7/2014
2.3	Securities Purchase Agreement, dated February 19, 2016, by and among Encore Capital Group, Inc. and certain funds affiliated with Prophet Capital Asset Management LP	10-K	000-26489	2.4	2/24/2016
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.2	Bylaws, as amended through February 8, 2011	10-K	000-26489	3.3	2/14/2011
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.2	Third Amended and Restated Senior Secured Note Purchase Agreement (including the forms of the Notes), dated as of August 11, 2017, by and among Encore Capital Group, Inc. and the purchasers named therein	8-K	000-26489	10.1	8/17/2017
4.3	Indenture (including the form of the Note), dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	8-K	000-26489	4.1	6/24/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.4	Indenture (including the form of the Note), dated August 2, 2013, by and among Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee	8-K	000-26489	4.1	8/6/2013
4.4.1	First Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee	10-Q	000-26489	4.1	8/7/2014
4.4.2	Second Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto	8-K	000-26489	4.2	5/20/2014
4.4.3	Third Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.23	2/24/2016
4.4.4	Fourth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.27	2/24/2016
4.4.5	Fifth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.32	2/24/2016
4.5	Indenture (including the form of the Note), dated September 20, 2012, by and among Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee	10-Q	000-26489	4.1	11/7/2013
4.5.1	First Supplemental Indenture, dated June 13, 2013, between Cabot Financial (Luxembourg) S.A. and Citibank, N.A., London Branch as trustee	10-Q	000-26489	4.2	11/7/2013
4.5.2	Second Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee	10-Q	000-26489	4.2	5/8/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.5.3	Third Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto	8-K	000-26489	4.1	5/20/2014
4.5.4	Fourth Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.22	2/24/2016
4.5.5	Fifth Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.26	2/24/2016
4.5.6	Sixth Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.31	2/24/2016
4.6	Indenture (including form of Note), dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/11/2014
4.7	Indenture (including form of Note), dated March 27, 2014, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	3/28/2014
4.7.1	Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.25	2/24/2016
4.7.2	Second Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.29	2/24/2016
4.7.3	Third Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.34	2/24/2016

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.8	Indenture (including form of Note), dated November 11, 2015, between Cabot Financial (Luxembourg) II S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	11/13/2015
4.9	Indenture (including form of Note), dated October 6, 2016, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	10/7/2016
4.10	Indenture (including Form of Note), dated March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/3/2017
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.2+	Severance protection letter agreement, dated March 11, 2009, between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.2	3/13/2009
10.2.1+	Amendment, dated January 9, 2013, to the Severance Protection Letter Agreement dated March 11, 2009 between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.1	1/15/2013
10.2.2+	Letter Agreement, dated January 9, 2013, between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.2	1/15/2013
10.2.3+	Letter Agreement, dated February 24, 2014, between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.1	2/24/2014
10.3+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated	8-K	000-26489	10.1	6/15/2009
10.3.1+	Amended Form of Restricted Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan	10-Q	000-26489	10.2	7/30/2009
10.3.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan	10-Q	000-26489	10.3	11/1/2012
10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan	Def 14A	000-26489	Appendix A	4/26/2013
10.4.1+	First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014	10-K	000-26489	10.84	2/25/2014
10.4.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.5	8/8/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.4.3+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.6	8/8/2013
10.4.4+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.7	8/8/2013
10.4.5+	Form of Restricted Stock Unit Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.8	8/8/2013
10.4.6+	Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.9	8/8/2013
10.4.7+	Form of Performance Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.10	8/8/2013
10.4.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.11	8/8/2013
10.4.9+	Form of Performance Stock Grant Notice and Agreement (TSR) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.1	5/10/2016
10.4.10+	Form of Restricted Stock Award Grant Notice and Agreement (Executive - Umbrella) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.2	5/10/2016
10.4.11+	Form of Performance Stock Award Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.3	5/10/2016
10.4.12+	Form of Restricted Stock Award Grant Notice and Agreement (Retention) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.105	2/23/2017
10.4.13+	Form of Restricted Cash Award Grant Notice and Agreement (Retention) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.106	2/23/2017
10.4.14+	Form of Performance Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.108	2/23/2017
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-Q	000-26489	10.2	11/6/2014
10.6+	Employment offer letter dated October 9, 2014 by and between Encore Capital Group, Inc. and Jonathan Clark	8-K	000-26489	10.1	2/26/2015
10.7+	Non-Employee Director Compensation Program Guidelines, effective January 1, 2018					X
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 6, 2016	10-Q	000-26489	10.1	11/9/2016
10.9+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Ashish Masih	8-K	000-26489	10.1	6/20/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.10+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Paul Grinberg	8-K	000-26489	10.2	6/20/2017
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.12	Third Amended and Restated Credit Agreement, dated December 20, 2016, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	8-K	000-26489	10.1	12/27/2016
10.12.1	Incremental Term Loan and Extension Agreement, dated March 2, 2017, by and among Encore Capital Group, Inc., Cathay Bank, Opus Bank, Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.2	5/4/2017
10.12.2	Incremental Facility Agreement, dated March 29, 2017, by and among Encore Capital Group, Inc., Woodforest National Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.4	5/4/2017
10.12.3	Amendment No.1 to Third Amended and Restated Credit Agreement, dated June 13, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	10-Q	000-26489	10.1	8/3/2017
10.12.4	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 29, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	10-Q	000-26489	10.9	8/3/2017
10.12.5	Letter Agreement, dated August 3, 2017, related to the Third Amended and Restated Credit Agreement dated as of December 20, 2016	10-Q	000-26489	10.3	11/2/2017
10.12.6	Incremental Facility Agreement, dated August 15, 2017, by and among Encore Capital Group, Inc., DNB Capital, LLC, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.5	11/2/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.12.7	Incremental Facility Agreement, dated September 26, 2017, by and among Encore Capital Group, Inc., Regions Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.6	11/2/2017
10.12.8	Incremental Facility Agreement, dated January 22, 2018, by and among Encore Capital Group, Inc., Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto					X
10.13	Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	8-K	000-26489	10.2	11/7/2012
10.13.1	Amendment No. 1, dated December 20, 2016, to Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	8-K	000-26489	10.1	12/27/2016
10.13.2	Amendment No. 2, dated August 11, 2017, to Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	10-Q	000-26489	10.4	11/2/2017
10.14	Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent	8-K	000-26489	10.3	11/7/2012
10.14.1	Amendment No. 1, dated February 25, 2014, to Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent	10-K	000-26489	10.88	2/25/2014
10.15	Second Amended and Restated Intercreditor Agreement, dated as of August 11, 2017, by and among Encore Capital Group, Inc., certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, the holders of the Company’s 7.75% Senior Secured Notes due 2017, 7.375% Senior Secured Notes due 2018 and 5.625% Senior Secured Notes due 2024, and SunTrust Bank, as collateral agent	8-K	000-26489	10.2	8/17/2017
10.16	Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L.	10-Q	000-26489	10.16	8/8/2013
10.16.1	Amendment, dated July 1, 2013, to Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L.	10-Q	000-26489	10.23	8/8/2013
10.16.2*	Investors Agreement, dated July 1, 2013, by and between Encore Europe Holdings S.À R.L., JCF III Europe S.À R.L. and the other parties thereto	10-Q/A	000-26489	10.24	12/20/2013
10.16.3	Second Amendment to Securities Purchase Agreement, dated September 25, 2013, by and between Encore Europe Holdings S.À R.L. and JCF III Europe S.À R.L.	10-Q	000-26489	10.2	11/7/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17.1	Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.1	6/24/2013
10.17.2	Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.2	6/24/2013
10.17.3	Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.3	6/24/2013
10.17.4	Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.4	6/24/2013
10.18.1	Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.1	7/23/2013
10.18.2	Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.2	7/23/2013
10.18.3	Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.3	7/23/2013
10.18.4	Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.4	7/23/2013
10.19
Amended and Restated Senior Facilities Agreement, dated December 12, 2017, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent
						X
10.20	Share Sale and Purchase Agreement, dated February 7, 2014, by and among Cabot Financial Holdings Group Limited, certain funds managed by Duke Street and certain individuals, including certain executive management of Marlin Financial Group Limited	10-K	000-26489	10.82	2/25/2014
10.21.1	Letter Agreement, dated March 5, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.1	3/11/2014
10.21.2	Letter Agreement, dated March 5, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.2	3/11/2014
10.21.3	Letter Agreement, dated March 5, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.3	3/11/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21.4	Letter Agreement, dated March 5, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.4	3/11/2014
10.21.5	Letter Agreement, dated March 6, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	3/11/2014
10.21.6	Letter Agreement, dated March 6, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	3/11/2014
10.21.7	Letter Agreement, dated March 6, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.7	3/11/2014
10.21.8	Letter Agreement, dated March 6, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.8	3/11/2014
10.22	Senior Facility Agreement, dated August 23, 2017, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trust Company (UK) Limited as Security Trustee and Senior Agent and Goldman Sachs International Bank as Senior Lender	8-K	000-26489	4.1	8/28/2017
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 21, 2018					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ ASHISH MASIH
Ashish Masih
President and Chief Executive Officer
Date: February 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2018
Jonathan C. Clark

/s/ ASHWINI GUPTA	Director	February 21, 2018
Ashwini Gupta

/s/ WENDY HANNAM	Director	February 21, 2018
Wendy Hannam

/s/ MICHAEL P. MONACO	Director	February 21, 2018
Michael P. Monaco

/s/ LAURA OLLE	Director	February 21, 2018
Laura Olle

/s/ FRANCIS E. QUINLAN	Director	February 21, 2018
Francis E. Quinlan

/s/ NORMAN R. SORENSEN	Director	February 21, 2018
Norman R. Sorensen

/s/ RICHARD J. SREDNICKI	Director	February 21, 2018
Richard J. Srednicki

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2001.
San Diego, California
February 21, 2018

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$212,139	$149,765
Investment in receivable portfolios, net	2,890,613	2,382,809
Deferred court costs, net	79,963	65,187
Property and equipment, net	76,276	72,257
Other assets	302,728	215,447
Goodwill	928,993	785,032
Total assets	$4,490,712	$3,670,497
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$284,774	$234,398
Debt, net	3,446,876	2,805,983
Other liabilities	35,151	29,601
Total liabilities	3,766,801	3,069,982
Commitments and contingencies
Redeemable noncontrolling interest	151,978	45,755
Redeemable equity component of convertible senior notes	—	2,995
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,801 shares and 25,593 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	258	256
Additional paid-in capital	42,646	103,392
Accumulated earnings	616,314	560,567
Accumulated other comprehensive loss	(77,356)	(104,911)
Total Encore Capital Group, Inc. stockholders’ equity	581,862	559,304
Noncontrolling interest	(9,929)	(7,539)
Total equity	571,933	551,765
Total liabilities, redeemable equity and equity	$4,490,712	$3,670,497
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

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$88,902	$55,823
Investment in receivable portfolios, net	1,342,300	972,841
Deferred court costs, net	26,482	22,760
Property and equipment, net	23,138	19,284
Other assets	122,263	79,767
Goodwill	724,054	584,868
Liabilities
Accounts payable and accrued liabilities	$151,208	$99,689
Debt, net	2,014,202	1,514,799
Other liabilities	1,494	1,921
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Revenue from receivable portfolios, net	$1,094,609	$946,615	$1,072,436
Other revenues	92,429	82,643	57,531
Total revenues	1,187,038	1,029,258	1,129,967
Operating expenses
Salaries and employee benefits	315,742	281,097	262,281
Cost of legal collections	200,058	200,855	229,847
Other operating expenses	104,938	100,737	93,210
Collection agency commissions	43,703	36,141	37,858
General and administrative expenses	158,080	134,046	191,357
Depreciation and amortization	39,977	34,868	33,160
Total operating expenses	862,498	787,744	847,713
Income from operations	324,540	241,514	282,254
Other (expense) income
Interest expense	(204,161)	(198,367)	(186,556)
Other income	10,847	14,228	2,235
Total other expense	(193,314)	(184,139)	(184,321)
Income from continuing operations before income taxes	131,226	57,375	97,933
Provision for income taxes	(52,049)	(38,205)	(27,162)
Income from continuing operations	79,177	19,170	70,771
Loss from discontinued operations, net of tax	(199)	(2,353)	(23,387)
Net income	78,978	16,817	47,384
Net loss (income) attributable to noncontrolling interest	4,250	59,753	(2,249)
Net income attributable to Encore Capital Group, Inc. stockholders	$83,228	$76,570	$45,135
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$83,427	$78,923	$68,522
Loss from discontinued operations, net of tax	(199)	(2,353)	(23,387)
Net income	$83,228	$76,570	$45,135
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$3.21	$3.07	$2.66
Discontinued operations	$(0.01)	$(0.09)	$(0.91)
Net basic earnings per share	$3.20	$2.98	$1.75
Diluted earnings (loss) per share from:
Continuing operations	$3.16	$3.05	$2.57
Discontinued operations	$(0.01)	$(0.09)	$(0.88)
Net diluted earnings per share	$3.15	$2.96	$1.69
Weighted average shares outstanding:
Basic	25,972	25,713	25,722
Diluted	26,405	25,909	26,647
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$78,978	$16,817	$47,384
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized gain (loss) on derivative instruments	1,242	407	(1,527)
Income tax effect	(200)	(87)	(151)
Unrealized gain (loss) on derivative instruments, net of tax	1,042	320	(1,678)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	28,362	(67,943)	(57,144)
Income tax effect	—	361	(1,468)
Unrealized gain (loss) on foreign currency translation, net of tax	28,362	(67,582)	(58,612)
Other comprehensive income (loss), net of tax	29,404	(67,262)	(60,290)
Comprehensive income (loss)	108,382	(50,445)	(12,906)
Comprehensive loss (income) attributable to noncontrolling interest:
Net loss (income)	4,250	59,753	(2,249)
Unrealized (income) loss on foreign currency translation	(1,849)	20,173	3,390
Comprehensive loss attributable to noncontrolling interest	2,401	79,926	1,141
Comprehensive income (loss) attributable to Encore Capital Group, Inc. stockholders	$110,783	$29,481	$(11,765)
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2014	25,794	$258	$125,310	$498,354	$(922)	$3,981	$626,981
Net income	—	—	—	45,135	—	878	46,013
Other comprehensive loss, net of tax	—	—	—	—	(56,900)	—	(56,900)
Initial noncontrolling interest related to business combinations	—	—	—	—	—	2,426	2,426
Change in fair value of redeemable noncontrolling interest	—	—	(2,349)	—	—	—	(2,349)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	333	3	(5,321)	—	—	—	(5,318)
Repurchase of common stock	(839)	(8)	(33,177)	—	—	—	(33,185)
Stock-based compensation	—	—	22,008	—	—	—	22,008
Tax benefit related to stock-based compensation	—	—	1,251	—	—	—	1,251
Reclassification of redeemable equity component of convertible senior notes	—	—	2,948	—	—	—	2,948
Other	—	—	(137)	—	—	—	(137)
Balance at December 31, 2015	25,288	253	110,533	543,489	(57,822)	7,285	603,738
Net income (loss)	—	—	—	76,570	—	(11,922)	64,648
Other comprehensive loss, net of tax	—	—	—	—	(47,089)	(3,677)	(50,766)
Initial noncontrolling interest related to business combinations	—	—	—	—	—	775	775
Change in fair value of redeemable noncontrolling interest	—	—	(14,702)	(59,492)	—	—	(74,194)
Purchase of noncontrolling interest	—	—	(1,280)	—	—	—	(1,280)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	305	3	(4,481)	—	—	—	(4,478)
Stock-based compensation	—	—	12,627	—	—	—	12,627
Tax benefit related to stock-based compensation	—	—	(2,324)	—	—	—	(2,324)
Reclassification of redeemable equity component of convertible senior notes	—	—	3,130	—	—	—	3,130
Other	—	—	(111)	—	—	—	(111)
Balance at December 31, 2016	25,593	256	103,392	560,567	(104,911)	(7,539)	551,765
Net income	—	—	—	83,228	—	655	83,883
Other comprehensive gain (loss), net of tax	—	—	—	—	27,555	(707)	26,848
Change in fair value of redeemable noncontrolling interest	—	—	(81,074)	(27,222)	—	—	(108,296)
Purchase of noncontrolling interest	—	—	806	—	—	(2,338)	(1,532)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	208	2	(2,117)	—	—	—	(2,115)
Stock-based compensation	—	—	10,399	—	—	—	10,399
Issuance of convertible senior notes	—	—	12,341	—	—	—	12,341
Settlement and repurchase of convertible senior notes	622	6	(7,881)	—	—	—	(7,875)
Convertible note hedge transactions	(622)	(6)	3,525	—	—	—	3,519
Reclassification of redeemable equity component of convertible senior notes	—	—	2,995	—	—	—	2,995
Reclassification of certain income tax effects of items within accumulated other comprehensive income to retained earnings	—	—	—	(259)	—	—	(259)
Other	—	—	260	—	—	—	260
Balance at December 31, 2017	25,801	$258	$42,646	$616,314	$(77,356)	$(9,929)	$571,933
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$78,978	$16,817	$47,384
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	199	2,353	23,387
Depreciation and amortization	39,977	34,868	33,160
Other non-cash expense, net	35,676	22,807	35,104
Stock-based compensation expense	10,399	12,627	22,008
Deferred income taxes	28,970	(52,905)	(16,665)
(Reversal of) provision for allowances on receivable portfolios, net	(41,236)	84,177	(6,763)
Changes in operating assets and liabilities
Deferred court costs and other assets	(4,101)	(20,364)	(33,430)
Prepaid income tax and income taxes payable	(26,699)	25,417	(29,504)
Accounts payable, accrued liabilities and other liabilities	1,655	2,439	43,135
Net cash provided by operating activities from continuing operations	123,818	128,236	117,816
Net cash provided by (used in) operating activities from discontinued operations	—	2,096	(1,667)
Net cash provided by operating activities	123,818	130,332	116,149
Investing activities:
Cash paid for acquisitions, net of cash acquired	(96,390)	(675)	(276,575)
Proceeds from divestiture of business, net of cash divested	—	106,041	—
Purchases of assets held for sale	—	(19,874)	—
Purchases of receivable portfolios, net of put-backs	(1,045,829)	(907,413)	(749,760)
Collections applied to investment in receivable portfolios, net	709,420	659,321	635,899
Purchases of property and equipment	(28,126)	(31,668)	(28,624)
Other, net	8,794	10,794	(1,233)
Net cash used in investing activities from continuing operations	(452,131)	(183,474)	(420,293)
Net cash provided by (used in) investing activities from discontinued operations	—	14,685	(52,416)
Net cash used in investing activities	(452,131)	(168,789)	(472,709)
Financing activities:
Payment of loan costs	(28,972)	(32,338)	(17,995)
Proceeds from credit facilities	1,434,480	586,016	1,084,393
Repayment of credit facilities	(1,168,069)	(615,857)	(898,086)
Proceeds from senior secured notes	325,000	442,610	332,693
Repayment of senior secured notes	(204,241)	(352,549)	(15,000)
Proceeds from issuance of convertible senior notes	150,000	—	—
Repayment of convertible senior notes	(125,407)	—	—
Repayment of securitized notes	—	(935)	(44,251)
Repurchase of common stock	—	—	(33,185)
Proceeds from other debt	33,197	36,172	—
Payment for the purchase of noncontrolling interest	(29,731)	(4,842)	—
Other, net	(8,040)	(15,024)	(8,448)
Net cash provided by financing activities	378,217	43,253	400,121
Net increase in cash and cash equivalents	49,904	4,796	43,561
Effect of exchange rate changes on cash and cash equivalents	12,470	(8,624)	(14,131)
Cash and cash equivalents, beginning of period	149,765	153,593	124,163
Cash and cash equivalents, end of period	212,139	149,765	153,593
Cash and cash equivalents of discontinued operations, end of period	—	—	29,600
Cash and cash equivalents of continuing operations, end of period	$212,139	$149,765	$123,993
Supplemental disclosures of cash flow information:
Cash paid for interest	$162,545	$147,899	$151,946
Cash paid for income taxes, net	44,365	60,071	84,101
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible senior notes	$28,277	$—	$—
Fixed assets acquired through capital lease	3,577	55	2,220

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
Translation of Foreign Currencies
The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Translation gains or losses are the material components of accumulated other comprehensive income or loss. Transaction gains and losses are included in other income or expense.
Reclassifications
Certain immaterial reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.
Change in Accounting Principle
In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted either (1) in the period of adoption or (2) retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted this guidance for the year ending December 31, 2017. The Company elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in the period of adoption using the security by security approach. The adoption of ASU 2018-02 resulted in a reclassification of $0.3 million due to tax rate changes for certain hedge instruments from accumulated other comprehensive income to accumulated earnings.
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
Recent Accounting Pronouncements
Other than the adoption of ASU 2016-09 as discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during year ended December 31, 2017 that have significance, or potential significance, to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities—Derivatives and Hedging (Topic 815) (“ASU 2017-12”) which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) 815. ASU 2017-12 improves Topic 815 Derivatives and Hedging by simplifying and expanding the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies its application through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements as well as whether to adopt the new guidance early.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company did not early adopt this guidance for its annual goodwill impairment testing on October 1, 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company will adopt the guidance of ASU 2016-15 in the first quarter of 2018.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, which clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The Company’s investment in receivable portfolios is outside of the scope of Topic 606 since it is accounted for in accordance with ASC 310-30. The Company will adopt the new standard effective January 1, 2018, using the modified retrospective approach. As the majority of the Company’s revenues are not subject to the new guidance, the adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements.
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
Included in cash and cash equivalents are cash collected on behalf of and due to third party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $21.0 million and $15.1 million at December 31, 2017 and 2016, respectively.
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
If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the carrying value of a Cost Recovery Portfolio has been fully recovered. See Note 5, “Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.
Fee-based Income
Certain of the Company’s international subsidiaries earn fee-based income by providing portfolio management services to credit originators for non-performing loans. The Company recognizes fee-based income in accordance with the authoritative guidance for revenue recognition, specifically principal agent considerations. The revenue recognition guidance requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains credit risk, controls vendor selection, establishes pricing and remains the primary obligor on the transaction. The Company considers each of these factors to determine the correct method of recognizing fee-based income. Fee-based income is included in “Other Revenues” in the Company’s consolidated statements of operations.
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
Deferred Court Costs
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the Company is required to pay certain upfront costs to the applicable courts that are recoverable from the consumer (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on an estimated court cost recovery rate established based on its analysis of historical court costs recovery data. The Company estimates deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and writes off any Deferred Court Costs not recovered within the respective deferral period. Collections received from debtors are first applied against related court costs with the balance applied to the debtors’ account balance. See Note 6, “Deferred Court Costs, Net” for further discussion.
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
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates certain derivative instruments as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. See Note 4, “Derivatives and Hedging Instruments” for further discussion.
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
On August 12, 2015, the Company’s Board of Directors approved a new $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of December 31, 2017, we had not made any repurchases under the share repurchase program.

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding—basic	25,972	25,713	25,722
Dilutive effect of stock-based awards	255	196	253
Dilutive effect of convertible senior notes	178	—	672
Weighted average common shares outstanding—diluted	26,405	25,909	26,647
Anti-dilutive employee stock options outstanding were approximately 107,000, 3,000 and zero for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company has the following convertible senior notes outstanding: $172.5 million convertible senior notes due 2020 at a conversion price equivalent to approximately $45.72 per share of the Company’s common stock (the “2020 Convertible Notes”), $161.0 million convertible senior notes due 2021 at a conversion price equivalent to approximately $59.39 per share of the Company’s common stock (the “2021 Convertible Notes”) and $150.0 million convertible senior notes due 2022 at a conversion price equivalent to approximately $45.57 per share of the Company’s common stock (the “2022 Convertible Notes”). Prior to November 2017, the company had $115.0 million convertible senior notes due 2017 at a conversion price equivalent to approximately $31.56 per share of the Company’s common stock (the “2017 Convertible Notes”).
In the event of conversion, the 2017 Convertible Notes were convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes,2021 Convertible Notes and 2022 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020, 2021 and 2022 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. Diluted earnings per share during the periods presented above included the effect of the common shares issuable upon conversion of certain of the convertible senior notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 9, “Debt-Encore Convertible Notes,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00, the 2020 Convertible Notes to $61.55, and the 2021 Convertible Notes to $83.14. On January 2, 2014 the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. In November 2017, the 2017 Convertible Notes were converted.
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
During the three months ended March 31, 2016, the Company recognized a loss of $3.0 million related to the sale of Propel, this loss was reduced to $2.0 million based on the adjustments recorded in the fourth quarter of 2016 and the first quarter of 2017. Propel represented the Company’s entire tax lien business reportable segment. Propel’s operations are presented as discontinued operations in the Company’s consolidated statements of operations. Certain immaterial costs that may be eliminated as a result of the sale remained in continuing operations.

The following table presents the results of the discontinued operations during the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$4,950	$31,605
Salaries and employee benefits	—	(3,074)	(8,053)
Other operating expenses	—	(1,366)	(4,972)
General and administrative expenses	—	(1,551)	(5,470)
Depreciation and amortization	—	(127)	(785)
Impairment charge for goodwill and identifiable intangible assets	—	—	(49,277)
Loss from discontinued operations, before income taxes	—	(1,168)	(36,952)
Loss on sale of discontinued operations, before income taxes	(322)	(1,679)	—
Total loss on discontinued operations, before income taxes	(322)	(2,847)	(36,952)
Income tax benefit	123	494	13,565
Total loss from discontinued operations, net of tax	$(199)	$(2,353)	$(23,387)
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,912	$—	$1,912
Interest rate cap contracts	—	3,922	—	3,922
Liabilities
Foreign currency exchange contracts	—	(1,110)	—	(1,110)
Interest rate swap agreements	—	(7)	—	(7)
Contingent consideration	—	—	(10,612)	(10,612)
Temporary Equity
Redeemable noncontrolling interest	—	—	(151,978)	(151,978)

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,122	$—	$1,122
Liabilities
Foreign currency exchange contracts	—	(1,360)	—	(1,360)
Interest rate swap agreements	—	(131)	—	(131)
Contingent consideration	—	—	(2,531)	(2,531)
Temporary Equity
Redeemable noncontrolling interest	—	—	(45,755)	(45,755)
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
Contingent consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. During the year ended December 31, 2017, the Company recorded additional contingent consideration of approximately $10.8 million resulting from Cabot’s acquisitions of debt solution service providers in the United Kingdom. The Company reviewed the earn-out analysis during the year ended December 31, 2017 and determined that, based on actual and forecasted operating performance, there would be reduced future earn-out payments to two sellers but an increase in future earn-out payment to another seller. The earn-out analysis resulted in a net reversal to the contingent considerations of approximately $2.8 million. During the year ended December 31, 2016, the Company determined that there would be no future earn-out payment relating to one of its previously acquired debt solution service providers in Europe and reversed the entire contingent consideration of approximately $8.1 million. The change in fair value of the contingent considerations was recorded in general and administrative expenses in the Company’s consolidated statements of operations. As of December 31, 2017, the fair value of the contingent consideration was approximately $10.6 million.
The following table provides a roll-forward of the fair value of contingent consideration for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Amount
Balance at December 31, 2014	$—
Issuance of contingent consideration in connection with acquisition	10,587
Change in fair value of contingent consideration	132
Effect of foreign currency translation	(316)
Balance at December 31, 2015	10,403
Change in fair value of contingent consideration	(7,602)
Effect of foreign currency translation	(270)
Balance at December 31, 2016	2,531
Issuance of contingent consideration in connection with acquisition	10,808
Change in fair value of contingent consideration	(2,465)
Payment of contingent consideration	(781)
Effect of foreign currency translation	519
Balance at December 31, 2017	$10,612

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
The components of the change in the redeemable noncontrolling interest for the years ended December 31, 2017, 2016 and 2015 are presented in the following table (in thousands):

Amount
Balance at December 31, 2014	$28,885
Addition to redeemable noncontrolling interest	9,409
Net income attributable to redeemable noncontrolling interest	1,371
Adjustment of the redeemable noncontrolling interest to fair value	2,349
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(3,390)
Balance at December 31, 2015	38,624
Addition to redeemable noncontrolling interest	826
Redemption of redeemable noncontrolling interest	(3,562)
Net loss attributable to redeemable noncontrolling interest	(47,831)
Adjustment of the redeemable noncontrolling interest to fair value	74,194
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(16,496)
Balance at December 31, 2016	45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(4,905)
Adjustment of the redeemable noncontrolling interest to fair value	108,296
Effect of foreign currency translation attributable to redeemable noncontrolling interest	2,555
Balance at December 31, 2017	$151,978
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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,415.3 million and $2,446.6 million as of December 31, 2017 and 2016, respectively, as compared to the carrying value of $2,890.6 million and $2,382.8 million as of December 31, 2017 and 2016, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S., European and other geographies portfolios by approximately $44.9 million, $64.5 million and $6.6 million, respectively, as of December 31, 2017. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.

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
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $450.8 million and $416.5 million, as of December 31, 2017 and 2016, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $520.9 million and $431.7 million as of December 31, 2017 and 2016, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,214.6 million and $1,295.7 million, as of December 31, 2017 and 2016, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,258.9 million and $1,312.7 million as of December 31, 2017 and 2016, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of December 31, 2017 and 2016.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$1,912	Other assets	$707
Foreign currency exchange contracts	Other liabilities	—	Other liabilities	(51)
Interest rate swap agreements	Other liabilities	(7)	Other liabilities	(27)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	—	Other assets	415
Foreign currency exchange contracts	Other liabilities	(1,110)	Other liabilities	(1,309)
Interest rate swap agreements	Other liabilities	—	Other liabilities	(104)
Interest rate cap contracts	Other assets	3,922	Other assets	—
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
As of December 31, 2017, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $12.6 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $1.9 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2017, 2016, or 2015.
The Company may periodically enter into interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of December 31, 2017, there were two interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $23.4 million U.S. dollars). The interest rate swap instrument is designated as cash flow hedge and accounted for using hedge accounting.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of income for the years ended December 31, 2017 and 2016 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2017	2016		2017	2016		2017	2016
Foreign currency exchange contracts	$2,302	$1,404	Salaries and employee benefits	$1,280	$755	Other (expense) income	$—	$—
Foreign currency exchange contracts	310	(5)	General and administrative expenses	76	105	Other (expense) income	—	—
Interest rate swap agreements	9	(131)	Interest expense	110	—	Other (expense) income	—	—
Derivatives Not Designated as Hedging Instruments
In 2016, Encore and its Cabot subsidiary collectively began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. The Company’s Cabot subsidiary also holds two interest rate cap contracts with an aggregate notional amount of £300.0 million (approximately $405.3 million) that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s consolidated statements of income for the years ended December 31, 2017 and 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2017	2016	2015
Foreign currency exchange contracts	Other income (expense)	$1,755	$8,248	$—
Interest rate cap contracts	Interest expense	2,026	—	—
Interest rate swap agreements	Interest expense	110	144	92
Note 5: Investment in Receivable Portfolios, Net
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. During the quarter ended September 30, 2016, the Company revised the forecasting methodology it uses to value and calculate IRRs on certain portfolios in Europe by extending the collection forecast from 120 months to 180 months. The increase in the collection forecast was applied effective July 1, 2016 to certain portfolios in Europe for which the Company could accurately forecast through such term. In addition, during the three months ended September 30, 2016, the Company recorded allowance charges of approximately $94.0 million resulting from delays or shortfalls in near term collections against the forecasts for certain pools in Europe. For portfolios in Europe that were not extended to 180 months, the Company will continue to include collection forecasts to 120 months in calculating accretion revenue and in its estimated remaining collection disclosures. In the United States, the Company will continue to include collection forecasts to 120 months in calculating accretion revenue. Expected collections beyond the 120 month collection forecast in the United States are included in its estimated remaining collection disclosures but are not included in the calculation of accretion revenue. Subsequent to the recording of the allowance charges for certain pools in Europe, the Company has experienced sustained improvements in collections resulting primarily from its liquidation improvement initiatives. As a result, during the year ended December 31, 2017, the Company reversed approximately $45.7 million of the previously recorded allowance charges for certain pool groups in Europe and raised IRRs for certain other pool groups in Europe.
Additionally, during the year ended December 31, 2017, the Company recorded an allowance charge of $11.4 million on pool groups in the United States, primarily due to two pool groups that were heavily concentrated in Puerto Rico for which collections have been impacted as a result of hurricanes.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2015	$3,047,640	$223,031	$3,270,671
Revenue recognized, net	(801,736)	(144,879)	(946,615)
Net additions on existing portfolios	441,632	287,116	728,748
Additions for current purchases, net	861,698	—	861,698
Effect of foreign currency translation	(457,230)	236	(456,994)
Balance at December 31, 2016	3,092,004	365,504	3,457,508
Revenue recognized, net	(943,533)	(151,076)	(1,094,609)
Net additions on existing portfolios	365,357	155,160	520,517
Additions for current purchases, net	1,019,856	—	1,019,856
Effect of foreign currency translation	161,385	44	161,429
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701

During the year ended December 31, 2017, the Company purchased receivable portfolios with a face value of $10.1 billion for $1.1 billion, or a purchase cost of 10.5% of face value. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.2 billion.
During the year ended December 31, 2016, the Company purchased receivable portfolios with a face value of $9.8 billion for $0.9 billion, or a purchase cost of 9.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $1.7 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2017, 2016, and 2015, Zero Basis Revenue was approximately $144.1 million, $138.1 million, and $96.4 million, respectively.
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	1,057,066	1,169	—	1,058,235
Disposals or transfers to held for sale	(12,695)	(493)	—	(13,188)
Gross collections(1)	(1,613,351)	(3,511)	(150,782)	(1,767,644)
Put-backs and Recalls(2)	(2,577)	—	(294)	(2,871)
Foreign currency adjustments	138,828	(165)	—	138,663
Revenue recognized	909,239	—	144,134	1,053,373
Portfolio allowance reversals, net	34,294	—	6,942	41,236
Balance, end of period	$2,879,170	$11,443	$—	$2,890,613
Revenue as a percentage of collections(3)	56.4%	0.0%	95.6%	59.6%

	Year Ended December 31, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	906,719	—	—	906,719
Transfer of portfolios	(13,076)	13,076	—	—
Gross collections(1)	(1,538,663)	(2,102)	(144,839)	(1,685,604)
Put-backs and Recalls(2)	(27,561)	(1,019)	(33)	(28,613)
Foreign currency adjustments	(196,842)	(127)	(8)	(196,977)
Revenue recognized	892,732	—	138,060	1,030,792
Portfolio (allowance) reversals, net	(90,997)	—	6,820	(84,177)
Balance, end of period	$2,368,366	$14,443	$—	$2,382,809
Revenue as a percentage of collections(3)	58.0%	0.0%	95.3%	61.2%
________________________

(1)	Does not include amounts collected on behalf of others.

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
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2014	$75,673
Provision for portfolio allowances	8,322
Reversal of prior allowances	(15,085)
Allowance charged off to investment in receivable portfolios	(8,322)
Balance at December 31, 2015	60,588
Provision for portfolio allowances	94,011
Reversal of prior allowances	(9,834)
Effect of foreign currency translation	(7,728)
Balance at December 31, 2016	137,037
Provision for portfolio allowances	12,047
Reversal of prior allowances	(53,283)
Effect of foreign currency translation	6,775
Balance at December 31, 2017	$102,576
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

Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2017	December 31, 2016
Court costs advanced	$743,584	$654,356
Court costs recovered	(299,606)	(261,243)
Court costs reserve	(364,015)	(327,926)
Deferred court costs	$79,963	$65,187
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$(327,926)	$(318,784)	$(279,572)
Provision for court costs	(82,702)	(67,850)	(82,593)
Net down of reserve after deferral period	50,743	53,527	42,745
Effect of foreign currency translation	(4,130)	5,181	636
Balance at end of period	$(364,015)	$(327,926)	$(318,784)
Note 7: Property and Equipment, Net
Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2017	December 31, 2016
Furniture, fixtures and equipment	$17,712	$19,230
Computer equipment and software	161,019	138,232
Telecommunications equipment	4,672	4,442
Leasehold improvements	21,479	17,493
Other	970	1,923
	205,852	181,320
Less: accumulated depreciation and amortization	(129,576)	(109,063)
	$76,276	$72,257
Depreciation and amortization expense for continuing operations was $31.1 million, $27.7 million, and $28.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 8: Other Assets
Other assets consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Identifiable intangible assets, net	$75,736	$28,243
Funds held in trust	28,199	—
Prepaid income taxes	27,917	649
Prepaid expenses	27,606	18,036
Service fee receivables	25,609	15,156
Other financial receivables	18,997	18,732
Deferred tax assets	18,773	51,077
Assets held for sale	18,741	21,147
Derivative instruments	5,834	1,122
Security deposits	3,451	2,781
Other	51,865	58,504
Total	$302,728	$215,447
Note 9: Debt
The Company is in compliance with all covenants under its financing arrangements as of December 31, 2017. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	December 31, 2017	December 31, 2016
Encore revolving credit facility	$328,961	$578,000
Encore term loan facility	181,687	164,615
Encore senior secured notes	326,029	11,320
Encore convertible notes	483,500	448,500
Less: debt discount	(32,720)	(31,968)
Cabot senior secured notes	1,216,485	1,280,241
Add: debt premium	—	17,686
Less: debt discount	(1,927)	(2,200)
Cabot senior revolving credit facility	179,008	33,218
Cabot securitisation senior facility	391,790	—
Preferred equity certificates	253,324	205,975
Other credit facilities	68,001	74,565
Other	92,792	62,594
Capital lease obligations	6,069	5,091
	3,492,999	2,847,637
Less: debt issuance costs, net of amortization	(46,123)	(41,654)
Total	$3,446,876	$2,805,983

Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). As of December 31, 2017, the Restated Credit Agreement includes a revolving credit facility of $794.6 million (the “Revolving Credit Facility”), a term loan facility of $187.1 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $125.3 million of which has been exercised). On January 22, 2018, the Company exercised an additional $10.0 million of the accordion feature, which is an additional term loan maturing in December 2021.
Provisions of the Restated Credit Agreement as of December 31, 2017 include, but are not limited to:

•
Revolving Credit Facility commitments of (1) $626.0 million that expire in December 2021 and (2) $168.6 million that expire in February 2019, in each case with interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (b) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;

•
A $170.1 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. As of September 26, 2017, the date of the last update to the Restated Credit Agreement occurring in 2017, principal amortizes $4.3 million in 2017, $8.6 million in 2018 and $12.9 million in each of 2019 and 2020 with the remaining principal due in 2021;

•
A $17.0 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. As of September 26, 2017, the date of the last update to the Restated Credit Agreement occurring in 2017, principal amortizes $1.1 million in 2017 and $2.2 million in 2018 with the remaining principal due in 2019;

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
At December 31, 2017, the outstanding balance under the Revolving Credit Facility was $329.0 million, which bore a weighted average interest rate of 4.03% and 3.56% for the years ended December 31, 2017 and 2016, respectively. Available capacity under the Revolving Credit Facility, subject to borrowing base and applicable debt covenants, was $212.7 million as of December 31, 2017, not including the $124.7 million additional capacity provided by the facility’s remaining accordion feature. At December 31, 2017, the outstanding balance under the Term Loan Facility was $181.7 million.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group. $25.0 million of these senior secured notes bear an annual interest rate of 7.375% (the “7.375% Senior Secured Notes”) and mature in 2018. The remaining $50.0 million of the senior secured notes matured in 2017. As of December 31, 2017, $1.0 million of the 7.375% Senior Secured Notes remained outstanding.
In August 2017, Encore entered into an additional $325.0 million in senior secured notes with a group of insurance companies (the “5.625% Senior Secured Notes,” and together with the 7.375% Senior Secured Notes, the “Senior Secured Notes”). The 5.625% Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of December 31, 2017, $325.0 million of the 5.625% Senior Secured Notes remained outstanding. As of December 31, 2017, in aggregate, $326.0 million of Senior Secured Notes remained outstanding.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. The Senior Secured Notes are pari passu with, and are collateralized by the same collateral as the Senior Secured Credit Facilities. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, any series of the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of such series of Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, minimum revolving credit facility commitment or the breach of any negative covenant. Encore may prepay the Senior Secured Notes at any time for any reason. If Encore prepays the Senior Secured Notes, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the Senior Secured Notes. The covenants and material terms in the purchase agreement for the Senior Secured Notes are substantially similar to those in the Restated Credit Agreement. The holders of the Senior Secured Notes and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics.
Encore Convertible Notes
In November and December 2012, Encore sold $115.0 million aggregate principal amount of 3.0% 2017 Convertible Notes that matured in November 2017 in private placement transactions (the “2017 Convertible Notes”). In June and July 2013, Encore sold $172.5 million aggregate principal amount of 3.0% 2020 Convertible Notes that mature on July 1, 2020 in private placement transactions (the “2020 Convertible Notes”). In March 2014, Encore sold $161.0 million aggregate principal amount of 2.875% 2021 Convertible Notes that mature on March 15, 2021 in private placement transactions (the “2021 Convertible Notes”). In March 2017, Encore sold $150.0 million aggregate principal amount of 3.25% 2022 Convertible Senior Notes that mature on March 15, 2022 in private placement transactions (the “2022 Convertible Notes” and together with the 2020 Convertible Notes and the 2021 Convertible Notes, the “Convertible Notes”). The interest on the Convertible Notes is payable semi-annually.

The net proceeds from the sale of the $150.0 million aggregate principal amount of the 2022 Convertible Notes were approximately $145.3 million, after deducting the initial purchasers’ discounts and the estimated offering expenses payable by the Company.
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of year ended December 31, 2017 are listed below.

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes
Initial conversion price	$45.72	$59.39	$45.57
Closing stock price at date of issuance	$33.35	$47.51	$35.05
Closing stock price date	June 24, 2013	March 5, 2014	February 27, 2017
Conversion rate (shares per $1,000 principal amount)	21.8718	16.8386	21.9467
Conversion date	January 1, 2020	September 15, 2020	September 15, 2021
The Company’s 2017 Convertible Notes matured on November 27, 2017 and were settled by a cash payment of $65.0 million for the aggregate principal amount of the notes and the issuance of 621,599 shares of the Company’s common stock for the excess conversion premium. At the same time, the Company received 621,612 shares from the counterparties to the convertible note hedge transactions associated with the 2017 Convertible Notes, and these shares have been cancelled. The net effect of the settlement of these transactions was no material change in the number of shares outstanding See “Convertible Notes Hedge Transactions.”
In the event of conversion, holders of the Company’s 2020 Convertible Notes, 2021 Convertible Notes and 2022 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when, during any quarter, the average share price of the Company’s common stock exceeds the initial conversion prices listed in the above table.
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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes
Debt component	$140,247	$143,645	$137,266
Equity component	$32,253	$17,355	$12,734
Equity issuance cost	$1,106	$581	$398
Stated interest rate	3.000%	2.875%	3.250%
Effective interest rate	6.350%	4.700%	5.200%

The balances of the liability and equity components of all the Convertible Notes outstanding were as follows (in thousands):

	December 31, 2017	December 31, 2016
Liability component—principal amount	$483,500	$448,500
Unamortized debt discount	(32,720)	(31,968)
Liability component—net carrying amount	$450,780	$416,532
Equity component	$62,696	$61,314
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Year ended December 31,
	2017	2016
Interest expense—stated coupon rate	$15,721	$13,263
Interest expense—amortization of debt discount	9,871	9,900
Total interest expense—convertible notes	$25,592	$23,163
Convertible Notes Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company maintains a hedge program that increases the effective conversion price for the 2020 Convertible Notes and 2021 Convertible Notes. The Company did not hedge the 2022 Convertible Notes. All of the hedge instruments related to the Convertible Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. In accordance with authoritative guidance, the Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.
The details of the hedge program for each of the Convertible Notes are listed below (in thousands, except conversion price):

	2020 Convertible Notes	2021 Convertible Notes
Cost of the hedge transaction(s)	$18,113	$19,545
Initial conversion price	$45.72	$59.39
Effective conversion price	$61.55	$83.14
In connection with the partial repurchase of the 2017 Convertible Notes, explained in further detail below, the Company terminated a portion of its convertible note hedge transactions in a notional amount corresponding to the amount of the 2017 Convertible Notes repurchased. The Company received approximately $5.6 million of proceeds in connection with the unwinding of the hedge transactions and recorded these proceeds as increase in additional paid-in capital. In connection with the final settlement of the convertible note hedge transactions related to the 2017 Convertible Notes on November 27, 2017, the Company received 621,612 shares from the counterparties to the hedge transactions. These shares have been cancelled.
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. No gain or loss was recognized when the debt became convertible. Upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon the conversion event, this temporary equity balance was recalculated based on the difference between the 2017

Convertible Notes principal and the debt carrying value. When the 2017 Convertible Notes were settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, was deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. The difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) was recognized in earnings as a loss on debt extinguishment. The remaining consideration was allocated to the reacquisition of the equity component and was recognized as a reduction in stockholders’ equity.
In connection with the issuance of the 2022 Convertible Notes, as mentioned above, the Company used approximately $60.4 million of the net proceeds from the offering to repurchase, in separate transactions, $50.0 million aggregate principal amount of its 2017 Convertible Notes. In accordance with authoritative guidance, the total consideration allocated to the extinguishment of the liability component was approximately $49.7 million and the total consideration allocated to the re-acquisition of the equity component was approximately $10.7 million. Because the net carrying value of the repurchased portion of the 2017 Convertible Notes was $48.9 million, the Company recognized a loss of approximately $0.8 million on the repurchase transaction. The balance of the temporary equity component was extinguished at the time of maturity and conversion of the 2017 Convertible Notes.
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
On October 6, 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes” and together with the Cabot 2019 Notes, the Cabot 2020 Notes and the Cabot 2021 Notes, the “Cabot Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes were issued at a price equal to 100% of their face value. The proceeds from the offering were used to (1) redeem in full the Cabot 2019 Notes plus a call premium of £13.7 million (approximately $17.4 million), (2) partially repay amounts outstanding under Cabot’s revolving credit facility, (3) pay accrued interest on the Cabot 2019 Notes, and (4) pay fees and expenses in relation to the offering of the Cabot 2023 Notes.
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
On July 25, 2013, Marlin Intermediate Holdings plc (“Marlin”), a subsidiary of Cabot, issued £150.0 million (approximately $246.5 million) in aggregate principal amount of 10.5% Senior Secured Notes due 2020 (the “Marlin Bonds”). Cabot assumed the Marlin Bonds as a result of the acquisition of Marlin. The carrying value of the Marlin Bonds was adjusted to approximately $284.2 million to reflect the fair value of the Marlin Bonds at the time of acquisition. In September 2017, the Marlin Bonds were redeemed in full using a portion of the proceeds from a senior facility of Cabot Securitisation UK Limited (“Cabot Securitisation”) as discussed below. A call premium of £7.9 million (approximately $10.5 million) was paid in connection with the redemption of the Marlin Bonds. Since the Marlin Bonds carried a premium of approximately £12.1 million (approximately $16.2 million) at the time of redemption, Cabot recognized a gain of approximately £4.3 million (approximately $5.7 million) on this transaction. The gain is included in other income in the Company’s consolidated statements of operations for the year ended December 31, 2017.
Interest expense related to the Cabot Notes, Cabot Floating Rate Notes, and Marlin Bonds was as follows (in thousands):

	Year ended December 31,
	2017	2016
Interest expense—stated coupon rate	$93,691	$105,606
Interest income—accretion of debt premium	(2,865)	(8,951)
Interest expense—amortization of debt discount	467	620
Total interest expense—Cabot senior secured notes	$91,293	$97,275
At December 31, 2017, the outstanding balance on the Cabot Notes, Cabot Floating Rate Notes, and Marlin Bonds was $1.2 billion.
Cabot Senior Revolving Credit Facility
On September 20, 2012, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an agreement for a senior committed revolving credit facility of £50.0 million (the “Cabot Credit Agreement”). Since such date there have been a number of amendments made, including, but not limited to, increases in the lenders’ total commitments thereunder to £250.0 million. On December 12, 2017, Cabot Financial UK amended and restated its existing senior secured revolving credit facility agreement to, among other things, increase the total committed amount of the facility to £295.0 million (approximately $395.2 million) and extend the termination date for a £245.0 million tranche of commitments to September 2021 (as amended and restated, the “Cabot Credit Facility”).
The Cabot Credit Facility consists of a £245.0 million tranche that expires in September 2021 and a £50.0 million tranche that expires in March 2022, and includes the following key provisions:

•	Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25% per annum, which may decrease to 2.75% upon certain specified conditions;

•	A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;

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
At December 31, 2017, the outstanding borrowings under the Cabot Credit Facility were approximately $179.0 million. The weighted average interest rate was 3.60% and 3.95% for the years ended December 31, 2017 and 2016, respectively.
Cabot Securitisation Senior Facility
On August 23, 2017, Cabot Securitisation entered into a senior facility agreement (the “Senior Facility Agreement”) for an initial committed amount of £260.0 million (approximately $332.9 million) (the “Cabot Securitisation Senior Facility”). In December 2017, an accordion feature was exercised and the size of the Cabot Securitisation Senior Facility was increased by £40.0 million to a final size of £300.0 million, of which £290.0 million was drawn as of year-end. The Senior Facility Agreement has an initial availability period ending in September 2020 and an initial repayment date in September 2022. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £308.5 million (approximately $416.8 million) as of December 31, 2017. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.  A portion of the proceeds from the Senior Facility Agreement were used to redeem the Marlin Bonds in full.
At December 31, 2017, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $391.8 million. The weighted average interest rate was 3.10% for the year ended December 31, 2017.
Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a r.l. (“Encore Europe”), completed the acquisition of Cabot (the “Cabot Acquisition”) by acquiring 50.1% of the equity interest in Janus Holdings S.a r.l. (“Janus Holdings”). Encore Europe purchased from J.C. Flowers & Co. LLC (“J.C. Flowers”): (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge PECs with a face value of £10,177,781 (approximately $15.5 million), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings. All of the PECs accrue interest at 12% per annum. Since PECs are legal form debt, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt in the Company’s consolidated statements of financial condition. The J Bridge PECs, J PECs, and the Management PECs do not require the payment of cash interest expense as they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interest of J.C. Flowers and management.
On June 20, 2014, Encore Europe converted all of its E Bridge PECs into E Shares and E PECs, and J.C. Flowers converted all of its J Bridge PECs into J Shares and J PECs, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition.
As of December 31, 2017, the outstanding balance of the PECs, including accrued interest, was approximately $253.3 million.

Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of December 31, 2017, the Company’s combined obligations for capital leases were approximately $6.1 million. These capital lease obligations require monthly, quarterly or annual payments through 2022 and have implicit interest rates that range from zero to approximately 5.9%.
Maturity Schedule
The aggregate amounts of the Company’s debt, including PECs, accrued interests on PECs, and capital lease obligations, maturing in each of the next five years and thereafter are as follows (in thousands):

2018	$35,249
2019	203,964
2020	417,434
2021	1,257,489
2022	757,042
Thereafter	856,468
Total	$3,527,646
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
Prior to March 31, 2016, the Company’s VIEs included its special purpose entity used for the Propel securitization and its subsidiary Janus Holdings. On March 31, 2016, the Company completed the divestiture of 100% of its membership interests in Propel. Since Propel is the primary beneficiary of the VIE used for securitization, subsequent to the sale of Propel, the Company no longer consolidates this VIE.
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
Note 11: Stock-Based Compensation
In April 2017, Encore’s Board of Directors (the “Board”) approved the Encore Capital Group, Inc. 2017 Incentive Award Plan (the “2017 Plan”), which was then approved by the Company’s stockholders on June 15, 2017. The 2017 Plan superseded the Company’s 2013 Incentive Compensation Plan (as amended, the “2013 Plan”), which had previously superseded the Company’s 2005 Stock Incentive Plan (“2005 Plan”). Board members, employees, and consultants of Encore and its subsidiaries and affiliates are eligible to receive awards under the 2017 Plan. Subject to certain adjustments, the Company may grant awards for an aggregate of 5,713,571 shares of the Company’s common stock under the 2017 Plan. The aggregate number of shares available for issuance under the 2017 Plan will be reduced by 2.12 shares for each share delivered in settlement of any full value award and by one share for each share delivered in settlement of any stock option or stock appreciation right. If an award under the 2017 Plan or the 2013 Plan expires, lapses or is terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited, the unused shares covered by such award will again become or again be available for award grants under the 2017 Plan. Shares available under the 2017 Plan will be increased by 2.12 shares for each share subject to a full value award and by one share for each share subject to a stock option or a stock appreciation right, in each case, that become or again be available for issuance pursuant to the foregoing share counting provisions.
The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, dividend equivalent rights, stock appreciation rights, cash awards, performance-based awards and any other types of awards not inconsistent with the 2017 Plan. The awards under the 2017 Plan consist of compensation subject to authoritative guidance for stock-based compensation.
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures. Total stock-based compensation expense during the years ended December 31, 2017, 2016, and 2015 was $10.4 million, $12.6 million, and $22.0 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $3.6 million, $4.9 million, and $7.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015, was $0.5 million, $0.4 million and $1.0 million, respectively.
The Company’s stock-based compensation arrangements are described below:
Stock Options
Under the 2005 Plan, option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest over three to five years of continuous service, and have ten-year contractual terms. Other than the Performance Options discussed below, no options have been awarded under the 2013 Plan.
The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods. There were no options granted during the years ended December 31, 2017, 2016, or 2015. As of December 31, 2017, all outstanding stock options have been fully vested and all related compensation expenses have been fully recognized.
A summary of the Company’s stock option activity as of December 31, 2017, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	103,546	$15.24
Exercised	(37,780)	13.46
Outstanding at December 31, 2017	65,766	$16.27	2.5	$1,699
Exercisable at December 31, 2017	65,766	$16.27	2.5	$1,699
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $0.1 million and $1.2 million, respectively.
Performance Stock Options
Under the 2017 Plan and the 2013 Plan, the Company has granted performance stock options, with an exercise price equal to the closing price of the Company’s stock at the date of issuance, that vest in equal annual installments over a three year service period but only if, within four years from the date of grant, the 20 trading day average of the closing price of the Company’s stock (subject to dividend-related adjustments) exceeds a target equal to a 25% increase from the closing price on the date of grant. These performance options have a seven year contractual life.
The fair value for options granted was estimated at the date of grant using a lattice-based option valuation model with the assumptions noted in the following table. Expected volatility is based on the historical stock price volatility over the last seven years, which is commensurate with the performance options remaining contractual term. The risk-free rate for the periods within the contractual life of the option is based on the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period of seven years at the time of grant. The expected term is assumed to occur at the midpoint of the vesting of each tranche and the contractual term of the performance options granted and represents the period that options granted are expected to be outstanding. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

Expected volatility	39.61- 40.30%
Risk free interest rate	1.98- 2.43%
Dividend yield	0.00%
Expected term (in years)	4.14- 5.01
A summary of the Company’s performance stock option activity as of December 31, 2017, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	—	$—
Awarded	340,996	31.32
Cancelled/forfeited	(74,474)	30.95
Outstanding at December 31, 2017	266,522	$31.43	6.0	$2,845
Vested or Expected to Vest at December 31, 2017	244,865	$31.47	6.0	$2,603
Exercisable at December 31, 2017	—	$—	—	$—
The weighted-average grant-date fair value of performance options granted during the year ended December 31, 2017 was $11.53. None of the performance options were exercised during the year ended December 31, 2017. As of December 31, 2017, there was $1.4 million of total unrecognized compensation cost related to non-vested performance stock options which is expected to be recognized over a period of approximately 1.5 years.
Non-Vested Shares
The Company’s 2017 Plan (and previously, the 2013 Plan and 2005 Plan), permits restricted stock units, restricted stock awards, performance stock units, and performance stock awards (collectively “stock awards”). The fair value of non-vested shares with service condition and/or performance condition that affect vesting is equal to the closing sale price of the Company’s common stock on the date of issuance. Compensation cost is recognized only for the awards that ultimately vest. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For the majority of non-vested shares, shares are issued on the vesting dates net of the number of shares needed to satisfy minimal statutory tax withholding requirements. The tax obligations are then paid by the Company on behalf of the employees.

A summary of the status of the Company’s stock awards as of December 31, 2017, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	1,006,471	$31.69
Awarded	374,569	$33.09
Vested	(236,820)	$36.43
Cancelled/forfeited	(338,463)	$31.61
Non-vested at December 31, 2017	805,757	$30.98
________________________

(1)
Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2017 and 2016, the maximum number of non-vested performance shares that could vest under the provisions of the agreements was 1,038,272 and 1,340,375, respectively.

Unrecognized compensation cost related to non-vested shares as of December 31, 2017, was $10.0 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.4 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2017, 2016, and 2015 was $7.8 million, $12.5 million, and $16.5 million, respectively.
Note 12: Income Taxes
Income tax expense for income from continuing operations was $52.0 million, $38.2 million, and $27.2 million, during the years ended December 31, 2017, 2016, and 2015, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Shortly after enactment, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the Tax Reform Act’s impact. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As a result of the Tax Reform Act, the Company recorded an additional net tax expense of $1.2 million during the year ended December 31, 2017. This net tax expense represents a provisional amount and the Company’s current best estimate. The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. The Company did not record any deemed repatriation tax on unremitted foreign earnings and profits (“E&P”) due to the deficit in accumulated foreign E&P as of December 31, 2017.
Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the Company continues to evaluate this and other provisions of the Tax Reform Act and the application of ASC 740, “Income Taxes.” Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has not yet adopted an accounting policy with respect to GILTI at December 31, 2017.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2017	2016	2015
Federal provision	35.0%	35.0%	35.0%
State provision	0.5%	2.3%	0.2%
Foreign rate differential(1)	(20.0)%	(3.6)%	(7.8)%
Transaction costs(2)	5.0%	0.0%	0.0%
Tax reserves	0.0%	(3.2)%	(2.0)%
Permanent items(3)	10.2%	14.7%	6.0%
Change in valuation allowance(4)	8.2%	20.7%	(5.6)%
Other(5)	0.8%	0.7%	1.9%
Effective rate	39.7%	66.6%	27.7%
________________________

(1)	Relates primarily to the lower tax rates on the income or loss attributable to international operations.

(2)	Relates primarily to the effect of certain costs related to the withdrawn Cabot IPO that are disallowed for U.K. tax purposes.

(3)
Includes nondeductible interest reported in a foreign subsidiary. The year ending December 31, 2017 also includes certain foreign income taxable in the U.S. under Internal Revenue Code Section 951 (Subpart F) in 2017. The year ending December 31, 2015 also includes a settlement with the Consumer Finance Protection Bureau (“CFPB”) for which the Company incurred a $10.0 million civil monetary penalty related to a settlement with the CFPB, which is not deductible for income tax purposes.

(4)	Valuation allowance recorded as a result of certain foreign subsidiaries’ cumulative operating losses for tax purposes.

(5)	Includes the impact from the Tax Reform Act for the year ended December 31, 2017.
The pretax income (loss) from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$71,794	$112,483	$59,056
Foreign	59,432	(55,108)	38,877
	$131,226	$57,375	$97,933
The income tax provisions for continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current expense (benefit):
Federal	$9,969	$58,816	$38,831
State	(794)	1,173	363
Foreign	15,690	10,364	7,124
	24,865	70,353	46,318
Deferred expense (benefit):
Federal	16,563	(22,951)	(18,755)
State	784	25	(610)
Foreign	9,837	(9,222)	209
	27,184	(32,148)	(19,156)
	$52,049	$38,205	$27,162
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the year ended December 31, 2017 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2017, were approximately $145.7 million. Such undistributed earnings are considered permanently reinvested.

The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exception. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due to the complexities of a hypothetical calculation.
The components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Stock-based compensation expense	$4,777	$7,549
Accrued expenses	14,708	19,868
Differences in income recognition related to receivable portfolios	20,612	45,419
Net operating losses	46,615	26,386
Difference in basis of bond and loan costs	7,878	3,007
Other	522	6,067
Total deferred tax assets	95,112	108,296
Valuation allowance	(34,642)	(18,892)
Total deferred tax assets net of valuation allowance	60,470	89,404
Deferred tax liabilities:
State taxes	(1,237)	(377)
Deferred court costs	(20,207)	(19,860)
Difference in basis of amortizable assets	(18,573)	(16,488)
Difference in basis of depreciable assets	(2,059)	(7,705)
Other	(9,144)	(1,555)
Total deferred tax liabilities	(51,220)	(45,985)
Net deferred tax asset(1)	$9,250	$43,419
________________________

(1)
The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred tax assets and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction, and presented as a single amount in the statement of financial condition.

Certain of the Company’s foreign subsidiaries have net operating loss carry forwards in the amount of approximately $159.7 million. In general, the foreign net operating losses can be carried forward indefinitely. Certain of the Company’s domestic subsidiaries have state net operating loss carry forwards in the amount of approximately $32.5 million, which will generally begin to expire in 2021.
Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations. As of December 31, 2017, valuation allowances increased to $34.6 million, as compared to $18.9 million as of December 31, 2016. The increase was primarily related to the recording of valuation allowance at certain of the Company’s foreign subsidiaries that have incurred cumulative operating losses as of December 31, 2017. At this time, the Company does not have enough positive evidence to support the fact that the net operating loss carryforwards at these jurisdictions can be realized, therefore, the Company has recorded valuation allowances against the current and previously established deferred tax assets.

A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2014	$38,425
Increases related to current and prior year tax positions	5,835
Increases related to current year tax positions	11,882
Decreases related to settlements with taxing authorities	(8,193)
Balance at December 31, 2015	47,949
Increases related to prior year tax positions	2,505
Increases related to current year tax positions	1,259
Decreases related to settlements with taxing authorities	(31,111)
Decreases related to prior year tax positions	(1,657)
Balance at December 31, 2016	18,945
Increases related to current year tax positions	5,902
Decreases related to settlements with taxing authorities	(228)
Decreases related to current year tax positions	(4,599)
Balance at December 31, 2017	$20,020
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $22.2 million, $21.2 million and $58.5 million at December 31, 2017, 2016, and 2015 respectively. At December 31, 2017, 2016 and 2015, there were $9.9 million, $7.1 million and $14.9 million, respectively, of unrecognized tax benefits that if recognized, would result in a net tax benefit. During the year ended December 31, 2017, the increase in the Company’s gross unrecognized tax benefit was primarily related to certain prepaid services to be performed within three and a half months of December 31, 2017. During the year ended December 31, 2016, the decrease in the Company’s gross unrecognized tax benefit was primarily related to the settlement with tax authorities for unrecognized tax benefits associated with amortization of receivable portfolios. During the year ended December 31, 2015, the increase in the Company’s gross unrecognized tax benefit was primarily associated with certain business combinations. The uncertain tax benefit is included in “Other liabilities” in the Company’s consolidated statements of financial condition.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax benefits in its tax expense. The Company recognized expense of approximately $0.8 million, $0.5 million and $0.3 million in interest and penalties during the years ended December 31, 2017, 2016 and 2015, respectively. Interest and penalties accrued were $2.2 million as of both December 31, 2017 and December 31, 2016.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years remain subject to examination by federal taxing authorities, 2013 through 2017 tax years generally remain subject to examination by state tax authorities, and the 2014 through 2017 tax years remain subject to examination by foreign tax authorities.
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
On September 9, 2015, the Company entered into a consent order (the “Consent Order”) with the CFPB in which it settled allegations arising from its practices between 2011 and 2015. The Consent Order includes obligations on the Company to, among other things: (1) follow certain specified operational requirements, substantially all of which are already part of the Company’s current operations; (2) submit to the CFPB for review a comprehensive plan designed to ensure that its debt collection practices comply with all applicable federal consumer financial laws and the terms of the Consent Order; (3) pay redress to certain specified groups of consumers; and (4) pay a civil monetary penalty. The Company will continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order. In addition, the Company is subject to ancillary state attorney general investigations related to similar debt collection practices. The Company has discussed with state attorneys general potential resolution of these investigations, which could include penalties, restitution, and/or the adoption of new operational requirements. In these discussions, the state attorneys general have taken certain positions with which the Company disagrees. If the Company is unable to resolve its differences with the state attorneys general, it is possible that they may file claims against the Company.
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
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of December 31, 2017, other than reserves related to the CFPB Consent Order and ancillary state regulatory matters, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Leases
The Company leases office facilities in the United States, Europe, and other geographies. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $21.3 million, $20.3 million, and $19.4 million during the years ended December 31, 2017, 2016, and 2015, respectively.
The Company has capital lease obligations primarily for certain computer equipment. Refer to Note 9, “Debt—Capital Lease Obligations” for additional information on the Company’s capital leases. Amortization of assets under capital leases is included in depreciation and amortization expense.
Future minimum lease payments under lease obligations consist of the following for the years ending December 31, (in thousands):

	Capital Leases	Operating Leases	Total
2018	$2,963	$19,064	$22,027
2019	1,701	14,690	16,391
2020	1,347	12,025	13,372
2021	1,111	11,362	12,473
2022	855	8,923	9,778
Thereafter	—	23,086	23,086
Total minimal leases payments	7,977	$89,150	$97,127
Less: Interest	(1,908)
Present value of minimal lease payments	$6,069

Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2017, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $3.1 billion for a purchase price of approximately $525.6 million. Most purchase commitments do not extend past one year.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2017, has no liabilities recorded for these agreements.
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
The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues(1):
United States	$665,564	$669,636	$709,405
International
Europe(2)	427,655	270,411	376,055
Other geographies	93,819	89,211	44,507
Total	$1,187,038	$1,029,258	$1,129,967
________________________

(1)	Revenues are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

	December 31, 2017	December 31, 2016
Long-lived assets(1):
United States	$40,550	$39,126
International
United Kingdom	25,287	20,860
Other foreign countries	10,439	12,271
	35,726	33,131
Total	$76,276	$72,257
________________________

(1)	Long-lived assets consists of property and equipment, net.

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
According to authoritative guidance, if the carrying amount of a reporting unit is zero or negative, the traditional step two of the impairment test should be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity can perform a step zero qualitative analysis. The Company conducted qualitative analysis for its reporting units that had negative carrying value and concluded that there was no indication that goodwill impairment existed at these reporting units.
Based on the annual goodwill impairment tests performed at October 1, 2017, no impairment existed at any of the Company’s reporting units.
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
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance, as follows (in thousands):

Total
Balance, December 31, 2016	$785,032
Goodwill acquired	79,372
Effect of foreign currency translation	64,589
Balance, December 31, 2017	$928,993

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$73,875	$(6,800)	$67,075	$21,200	$(3,220)	$17,980
Developed technologies	6,683	(5,411)	1,272	6,497	(3,891)	2,606
Trade name and other	14,413	(7,024)	7,389	12,566	(4,909)	7,657
Total intangible assets	$94,971	$(19,235)	$75,736	$40,263	$(12,020)	$28,243
The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	5
Trade name and other	8
The amortization expense for intangible assets that are subject to amortization was $8.9 million, $7.2 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated future amortization expense related to finite-lived intangible assets at December 31, 2017 is as follows (in thousands):

2018	$10,096
2019	8,599
2020	8,413
2021	8,311
2022	7,761
Thereafter	32,556
Total	$75,736

Note 16: Quarterly Information (Unaudited)
The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
Gross collections	$440,863	$446,182	$442,996	$437,603
Revenues	271,941	290,917	306,699	317,481
Total operating expenses	196,100	210,323	202,829	253,246
Income from continuing operations	15,178	19,076	42,144	2,779
Net income	14,979	19,076	42,144	2,779
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	22,297	20,255	28,194	12,681
Net income attributable to Encore Capital Group, Inc. stockholders	22,098	20,255	28,194	12,681
Earnings per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$0.86	$0.78	$1.08	$0.49
Diluted	0.85	0.77	1.05	0.48
From net income:
Basic	$0.85	$0.78	$1.08	$0.49
Diluted	0.85	0.77	1.05	0.48
2016
Gross collections	$447,805	$434,100	$406,961	$396,738
Revenues	289,017	289,442	179,415	271,384
Total operating expenses	205,513	197,695	200,597	183,939
Income (loss) from continuing operations	29,789	30,833	(51,946)	10,494
Net income (loss)	26,607	30,833	(51,946)	11,323
Amounts attributable to Encore Capital Group, Inc.:
Income (loss) from continuing operations	28,876	29,588	(1,524)	21,983
Net income (loss)	25,694	29,588	(1,524)	22,812
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$1.13	$1.15	$(0.06)	$0.85
Diluted	1.12	1.14	(0.06)	0.85
From net income:
Basic	$1.01	$1.15	$(0.06)	$0.88
Diluted	0.99	1.14	(0.06)	0.88