Form 10-Q
period 2018-03-31
ENCORE CAPITAL GROUP INC
filed 2018-05-08
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, $0.01 par value	25,917,344 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$217,138	$212,139
Investment in receivable portfolios, net	3,024,141	2,890,613
Deferred court costs, net	85,887	79,963
Property and equipment, net	81,008	76,276
Other assets	276,966	302,728
Goodwill	957,120	928,993
Total assets	$4,642,260	$4,490,712
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$244,948	$284,774
Debt, net	3,607,101	3,446,876
Other liabilities	33,187	35,151
Total liabilities	3,885,236	3,766,801
Commitments and contingencies
Redeemable noncontrolling interest	155,249	151,978
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,912 shares and 25,801 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	259	258
Additional paid-in capital	45,906	42,646
Accumulated earnings	626,130	616,314
Accumulated other comprehensive loss	(61,463)	(77,356)
Total Encore Capital Group, Inc. stockholders’ equity	610,832	581,862
Noncontrolling interest	(9,057)	(9,929)
Total equity	601,775	571,933
Total liabilities, redeemable equity and equity	$4,642,260	$4,490,712
The following table includes assets that can only be used to settle the liabilities of the Company’s consolidated variable interest entities (“VIEs”) and the creditors of the VIEs have no recourse to the Company. These assets and liabilities are included in the consolidated statements of financial condition above. See Note 9, “Variable Interest Entities” for additional information on the Company’s VIEs.

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$104,679	$88,902
Investment in receivable portfolios, net	1,423,774	1,342,300
Deferred court costs, net	30,169	26,482
Property and equipment, net	23,089	23,138
Other assets	121,499	122,263
Goodwill	750,427	724,054
Liabilities
Accounts payable and accrued liabilities	$126,691	$151,208
Debt, net	2,133,605	2,014,202
Other liabilities	2,103	1,494
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Revenue from receivable portfolios	$281,009	$249,838
Other revenues	35,968	19,971
Total revenues	316,977	269,809
Allowance reversals on receivable portfolios, net	9,811	2,132
Total revenues, adjusted by net allowances	326,788	271,941
Operating expenses
Salaries and employee benefits	89,259	68,278
Cost of legal collections	53,855	47,957
Other operating expenses	33,748	26,360
Collection agency commissions	11,754	11,562
General and administrative expenses	39,284	33,318
Depreciation and amortization	10,436	8,625
Total operating expenses	238,336	196,100
Income from operations	88,452	75,841
Other (expense) income
Interest expense	(57,462)	(49,198)
Other income	2,193	602
Total other expense	(55,269)	(48,596)
Income from continuing operations before income taxes	33,183	27,245
Provision for income taxes	(9,470)	(12,067)
Income from continuing operations	23,713	15,178
Loss from discontinued operations, net of tax	—	(199)
Net income	23,713	14,979
Net (income) loss attributable to noncontrolling interest	(1,886)	7,119
Net income attributable to Encore Capital Group, Inc. stockholders	$21,827	$22,098
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$21,827	$22,297
Loss from discontinued operations, net of tax	—	(199)
Net income	$21,827	$22,098

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$0.84	$0.86
Discontinued operations	$—	$(0.01)
Net basic earnings per share	$0.84	$0.85
Diluted earnings per share from:
Continuing operations	$0.83	$0.85
Discontinued operations	$—	$—
Net diluted earnings per share	$0.83	$0.85

Weighted average shares outstanding:
Basic	26,056	25,876
Diluted	26,416	26,087
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$23,713	$14,979
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized (loss) gain on derivative instruments	(669)	471
Income tax effect	(160)	(547)
Unrealized loss on derivative instruments, net of tax	(829)	(76)
Change in foreign currency translation:
Unrealized gain on foreign currency translation	18,505	14,464
Other comprehensive income, net of tax	17,676	14,388
Comprehensive income	41,389	29,367
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss	(1,886)	7,119
Unrealized gain on foreign currency translation	(1,783)	(3,250)
Comprehensive (income) loss attributable to noncontrolling interest	(3,669)	3,869
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$37,720	$33,236
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$23,713	$14,979
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	199
Depreciation and amortization	10,436	8,625
Other non-cash expense, net	12,939	11,904
Stock-based compensation expense	2,276	750
Deferred income taxes	5,071	(4,040)
Allowance reversals on receivable portfolios, net	(9,811)	(2,132)
Changes in operating assets and liabilities
Deferred court costs and other assets	(5,811)	(2,413)
Prepaid income tax and income taxes payable	(2,245)	15,383
Accounts payable, accrued liabilities and other liabilities	(35,539)	(16,095)
Net cash provided by operating activities	1,029	27,160
Investing activities:
Purchases of receivable portfolios, net of put-backs	(280,909)	(222,885)
Collections applied to investment in receivable portfolios, net	206,402	189,665
Purchases of property and equipment	(11,220)	(6,081)
Other, net	1,239	(9,690)
Net cash used in investing activities	(84,488)	(48,991)
Financing activities:
Payment of loan costs	(90)	(2,742)
Proceeds from credit facilities	177,449	199,962
Repayment of credit facilities	(87,356)	(258,073)
Repayment of senior secured notes	(1,029)	(3,087)
Proceeds from issuance of convertible senior notes	—	150,000
Repayment of convertible senior notes	—	(60,406)
Proceeds from convertible hedge instruments	—	5,580
Taxes paid related to net share settlement of equity awards	(2,571)	(2,065)
Other, net	(1,765)	(876)
Net cash provided by financing activities	84,638	28,293
Net increase in cash and cash equivalents	1,179	6,462
Effect of exchange rate changes on cash and cash equivalents	3,820	3,704
Cash and cash equivalents, beginning of period	212,139	149,765
Cash and cash equivalents, end of period	$217,138	$159,931

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
The Company is a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Cabot Credit Management plc (together with its subsidiaries, “Cabot”), the Company’s largest international subsidiary, is one of the largest credit management services providers in Europe and is a market leader in the United Kingdom and Ireland. Encore controls Cabot via its majority ownership interest in the indirect holding company of Cabot, Janus Holdings S.a r.l. (“Janus Holdings”). These are the Company’s primary operations.
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
Basis of Consolidation
The condensed consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 9, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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

Change in Accounting Principle
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606” or “ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). Under the prior accounting standard, the Company recognized revenue when there was persuasive evidence of an arrangement, the sales price was fixed or determinable, the services had been performed and collectability was reasonably assured.
The Company’s investment in receivable portfolios is outside of the scope of Topic 606 since it is accounted for in accordance with ASC 310-30. Certain of the Company’s international subsidiaries earn fee-based income by providing portfolio management services to credit originators for non-performing loans. Performance obligations for this revenue stream under the new standard primarily arise from debt collection and management activities. These performance obligations are typically satisfied when services are performed, or debt is collected. Consideration is typically variable based on indeterminate volumes or collection activity. Under the new accounting standard, revenue is recognized over time as a series of single performance obligations when the Company is entitled to a percentage of collections received, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance of debt collection and management. The method for measuring progress towards satisfying a performance obligation is based on transaction volumes or debt collected, depending on whether the contract is based on services performed or based on commissions. Costs to fulfill a contract are expensed when incurred.
The Company adopted the requirements of Topic 606 as of January 1, 2018, utilizing the modified retrospective method of transition and elected to apply the revenue standard only to contracts that were not completed as of the adoption date. Prior periods were not restated. The cumulative effect of adopting this new standard had no impact to retained earnings. The impact of adopting Topic 606 on the Company’s revenue is not material to any of the periods presented. Fee-based income is included in “Other Revenues” in the Company’s consolidated statements of operations.
Recent Accounting Pronouncements
Other than the adoption of ASU 2014-09 as discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during the three months ended March 31, 2018 that have significance, or potential significance, to the Company’s consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company did not early adopt this guidance for its annual goodwill impairment testing.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC 310-30, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios. Under this new standard, entities will gross up the initial amortized cost for the purchased financial assets with credit deterioration (“PCD assets”), the initial amortized cost will be the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. After initial recognition of PCD assets and the related allowance, any change in estimated cash flows (favorable or unfavorable) will be immediately recognized in the income statement because the yield on PCD assets would be locked. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which ASU 2016-13 is adopted. However, the FASB has determined that financial assets for which the guidance in Subtopic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality, has previously been applied should prospectively apply the guidance in ASU 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early. The Company has established a project management team and is in the process of developing its accounting policy, evaluating the impact of this pronouncement and researching software resources that could assist with the implementation.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 changes accounting for leases and requires lessees to recognize the assets and liabilities arising from most leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal year 2019. Early adoption is permitted; however, the Company does not intend to early adopt ASU 2016-02. The Company is developing an inventory of all leases, accumulating the lease data necessary to apply the amended guidance and is in the process of determining the effects the adoption will have on its consolidated financial statements, systems and processes. The Company has selected a software to assist with implementation to the standard.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2: Earnings Per Share
Basic earnings or loss per share is calculated by dividing net earnings or loss attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible senior notes, if applicable.

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding—basic	26,056	25,876
Dilutive effect of stock-based awards	360	211
Weighted average common shares outstanding—diluted	26,416	26,087
Anti-dilutive employee stock options outstanding were approximately 13,000 and 84,000 during the three months ended March 31, 2018 and 2017, respectively.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,256	$—	$1,256
Interest rate cap contracts	—	3,984	—	3,984
Liabilities
Foreign currency exchange contracts	—	(477)	—	(477)
Interest rate swap agreements	—	(19)	—	(19)
Contingent consideration	—	—	(8,142)	(8,142)
Temporary Equity
Redeemable noncontrolling interest	—	—	(155,249)	(155,249)

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,912	$—	$1,912
Interest rate cap contracts	—	3,922	—	3,922
Liabilities
Foreign currency exchange contracts	—	(1,110)	—	(1,110)
Interest rate swap agreements	—	(7)	—	(7)
Contingent consideration	—	—	(10,612)	(10,612)
Temporary Equity
Redeemable noncontrolling interest	—	—	(151,978)	(151,978)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. The Company reviewed the earn-out analysis for the three months ended March 31, 2018 and determined that, based on actual and forecasted operating performance, the expected future earn-out payments would be reduced by approximately $2.3 million. As of March 31, 2018, the aggregated fair value of the contingent consideration was approximately $8.1 million.
The following table provides a roll forward of the fair value of contingent consideration for the periods ended March 31, 2018 and December 31, 2017 (in thousands):

Amount
Balance at December 31, 2016	$2,531
Issuance of contingent consideration in connection with acquisition	10,808
Change in fair value of contingent consideration	(2,465)
Payment of contingent consideration	(781)
Effect of foreign currency translation	519
Balance at December 31, 2017	10,612
Change in fair value of contingent consideration	(2,274)
Payment of contingent consideration	(232)
Effect of foreign currency translation	36
Balance at March 31, 2018	$8,142
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
The components of the change in the redeemable noncontrolling interest for the periods ended March 31, 2018 and December 31, 2017 are presented in the following table (in thousands):

Amount
Balance at December 31, 2016	$45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(4,905)
Adjustment of the redeemable noncontrolling interest to fair value	108,296
Effect of foreign currency translation attributable to redeemable noncontrolling interest	2,555
Balance at December 31, 2017	151,978
Redemption of redeemable noncontrolling interest	(11,536)
Net income attributable to redeemable noncontrolling interest	1,184
Adjustment of the redeemable noncontrolling interest to fair value	12,011
Effect of foreign currency translation attributable to redeemable noncontrolling interest	1,612
Balance at March 31, 2018	$155,249
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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,376.3 million and $3,415.3 million as of March 31, 2018 and December 31, 2017, respectively, as compared to the carrying value of $3,024.1 million and $2,890.6 million as of March 31, 2018 and December 31, 2017, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S. and European portfolios by approximately $49.9 million and $70.1 million, respectively, as of March 31, 2018. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
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
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $453.2 million and $450.8 million as of March 31, 2018 and December 31, 2017, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $535.8 million and $520.9 million as of March 31, 2018 and December 31, 2017, respectively.

Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,258.3 million and $1,214.6 million, as of March 31, 2018 and December 31, 2017, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,292.4 million and $1,258.9 million as of March 31, 2018 and December 31, 2017, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of March 31, 2018 and December 31, 2017.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$1,256	Other assets	$1,912
Interest rate swap agreements	Other liabilities	(19)	Other liabilities	(7)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	(477)	Other liabilities	(1,110)
Interest rate cap contracts	Other assets	3,984	Other assets	3,922
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
Certain of the foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from the effective portion of such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect the Company’s earnings. If all or a portion of the forecasted transaction is cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying condensed consolidated financial statements do not include any such gains or losses.
As of March 31, 2018, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $8.4 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $1.3 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2018 and 2017.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of March 31, 2018, there were two interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $23.1 million U.S. dollars). The interest rate swap instrument is designated as cash flow hedge and accounted for using hedge accounting.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017		2018	2017
Foreign currency exchange contracts	$(107)	$589	Salaries and employee benefits	$549	$175	Other (expense) income	$—	$—
Foreign currency exchange contracts	—	80	General and administrative expenses	—	14	Other (expense) income	—	—
Interest rate swap agreements	9	5	Interest expense	—	77	Other (expense) income	—	—
Derivatives Not Designated as Hedging Instruments
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature withinone to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. The Company also holds two interest rate cap contracts with an aggregate notional amount of £300.0 million (approximately $421.6 million) that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts.
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2018	2017
Foreign currency exchange contracts	Other income (expense)	$(766)	$(252)
Interest rate cap contracts	Interest expense	(88)	—
Interest rate swap agreements	Interest expense	—	77
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701
Revenue from receivable portfolios	(249,821)	(31,188)	(281,009)
Allowance reversals on receivable portfolios, net	(8,082)	(1,729)	(9,811)
Reductions on existing portfolios, net	(24,945)	(39,529)	(64,474)
Additions for current purchases, net	285,172	—	285,172
Effect of foreign currency translation	57,577	643	58,220
Balance at March 31, 2018	$3,754,970	$297,829	$4,052,799

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2016	$3,092,004	$365,504	$3,457,508
Revenue from receivable portfolios	(211,105)	(38,733)	(249,838)
Allowance reversals on receivable portfolios, net	(613)	(1,519)	(2,132)
(Reductions) additions on existing portfolios, net	(90,138)	57,446	(32,692)
Additions for current purchases, net	200,728	—	200,728
Effect of foreign currency translation	38,712	467	39,179
Balance at March 31, 2017	$3,029,588	$383,165	$3,412,753
During the three months ended March 31, 2018, the Company purchased receivable portfolios with a face value of $1.8 billion for $276.8 million, or a purchase cost of 15.4% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended March 31, 2018 amounted to $556.2 million. During the three months ended March 31, 2017, the Company purchased receivable portfolios with a face value of $1.7 billion for $218.7 million, or a purchase cost of 13.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended March 31, 2017 amounted to $419.4 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2018 and 2017, Zero Basis Revenue was approximately $31.2 million and $38.7 million, respectively. During the three months ended March 31, 2018 and 2017, allowance reversals on Zero Basis Portfolios were $1.7 million and $1.5 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	276,762	—	—	276,762
Disposals or transfers to held for sale	(3,072)	—	—	(3,072)
Gross collections(1)	(455,143)	(1,171)	(32,788)	(489,102)
Put-backs and Recalls(2)	(3,691)	—	(129)	(3,820)
Foreign currency adjustments	61,590	350	—	61,940
Revenue recognized	249,821	—	31,188	281,009
Portfolio allowance reversals, net	8,082	—	1,729	9,811
Balance, end of period	$3,013,519	$10,622	$—	$3,024,141
Revenue as a percentage of collections(3)	54.9%	0.0%	95.1%	57.5%

	Three Months Ended March 31, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	218,727	—	—	218,727
Disposals or transfers to held for sale	(4,771)	—	—	(4,771)
Gross collections(1)	(400,004)	(640)	(40,219)	(440,863)
Put-backs and Recalls(2)	(1,757)	—	(33)	(1,790)
Foreign currency adjustments	30,020	(84)	—	29,936
Revenue recognized	211,105	—	38,733	249,838
Portfolio allowance reversals, net	613	—	1,519	2,132
Balance, end of period	$2,422,299	$13,719	$—	$2,436,018
Revenue as a percentage of collections(3)	52.8%	0.0%	96.3%	56.7%
________________________

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$102,576	$137,037
Provision for portfolio allowances	940	—
Reversal of prior allowances	(10,751)	(2,132)
Effect of foreign currency translation	1,552	1,420
Balance at end of period	$94,317	$136,325

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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2018	December 31, 2017
Court costs advanced	$774,091	$743,584
Court costs recovered	(310,014)	(299,606)
Court costs reserve	(378,190)	(364,015)
Deferred court costs	$85,887	$79,963
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$(364,015)	$(327,926)
Provision for court costs	(25,067)	(18,005)
Net down of reserve after deferral period	12,952	12,024
Effect of foreign currency translation	(2,060)	(732)
Balance at end of period	$(378,190)	$(334,639)

Note 7: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Identifiable intangible assets, net	$75,620	$75,736
Prepaid expenses	29,472	27,606
Prepaid income taxes	27,962	27,917
Service fee receivables	25,998	25,609
Assets held for sale	20,117	18,741
Other financial receivables	16,861	18,997
Deferred tax assets	16,231	18,773
Derivative instruments	5,240	5,834
Security deposits	3,329	3,451
Funds held in escrow	—	28,199
Other	56,136	51,865
Total	$276,966	$302,728
Note 8: Debt, Net
The Company is in compliance with all covenants under its financing arrangements as of March 31, 2018. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	March 31, 2018	December 31, 2017
Encore revolving credit facility	$363,000	$328,961
Encore term loan facility	203,670	181,687
Encore senior secured notes	325,000	326,029
Encore convertible notes	483,500	483,500
Less: debt discount	(30,291)	(32,720)
Cabot senior secured notes	1,260,399	1,216,485
Less: debt discount	(2,120)	(1,927)
Cabot senior revolving credit facility	219,914	179,008
Cabot securitisation senior facility	407,508	391,790
Preferred equity certificates	271,284	253,324
Other credit facilities	68,319	68,001
Other	76,345	92,792
Capital lease obligations	5,058	6,069
	3,651,586	3,492,999
Less: debt issuance costs, net of amortization	(44,485)	(46,123)
Total	$3,607,101	$3,446,876
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $794.6 million (the “Revolving Credit Facility”), a term loan facility of $206.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $150.3 million of which has been exercised).

Provisions of the Restated Credit Agreement as of March 31, 2018 include, but are not limited to:

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

•
A $190.8 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $7.4 million in 2018 and $14.8 million in each of 2019 and 2020 with the remaining principal due in 2021;

•
A $15.9 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $1.6 million in 2018 with the remaining principal due in 2019;

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
At March 31, 2018, the outstanding balance under the Revolving Credit Facility was $363.0 million, which bore a weighted average interest rate of 4.62% and 3.79% for the three months ended March 31, 2018 and 2017, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $237.5 million as of March 31, 2018, not including the $99.7 million additional capacity provided by the facility’s remaining accordion feature. At March 31, 2018, the outstanding balance under the Term Loan Facility was $203.7 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of March 31, 2018, $325.0 million of the Senior Secured Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of March 31, 2018 are listed below.

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
Authoritative guidance requires that issuers of convertible debt instruments which, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes
Debt component	$140,247	$143,645	$137,266
Equity component	$32,253	$17,355	$12,734
Equity issuance cost	$1,106	$581	$398
Stated interest rate	3.000%	2.875%	3.250%
Effective interest rate	6.350%	4.700%	5.200%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	March 31, 2018	December 31, 2017
Liability component—principal amount	$483,500	$483,500
Unamortized debt discount	(30,291)	(32,720)
Liability component—net carrying amount	$453,209	$450,780
Equity component	$62,696	$62,696
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense—stated coupon rate	$3,642	$3,524
Interest expense—amortization of debt discount	2,428	2,486
Total interest expense—convertible notes	$6,070	$6,010
Convertible Notes Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company maintains a hedge program that increases the effective conversion price for each of the 2020 Convertible Notes and 2021 Convertible Notes. The Company did not hedge the 2022 Convertible Notes. All of the hedge instruments related to the Convertible Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. In accordance with authoritative guidance, the Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

The details of the hedge program for each of the Convertible Notes are listed below (in thousands, except conversion price):

	2020 Convertible Notes	2021 Convertible Notes
Cost of the hedge transaction(s)	$18,113	$19,545
Initial conversion price	$45.72	$59.39
Effective conversion price	$61.55	$83.14
Cabot Senior Secured Notes
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
On October 6, 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes” and together with the Cabot 2020 Notes and the Cabot 2021 Notes, the “Cabot Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes were issued at a price equal to 100% of their face value. The proceeds from the offering were used to (1) redeem in full the Cabot 2019 Notes plus a call premium of £13.7 million (approximately $17.4 million), (2) partially repay amounts outstanding under Cabot’s revolving credit facility, (3) pay accrued interest on the Cabot 2019 Notes, and (4) pay fees and expenses in relation to the offering of the Cabot 2023 Notes.
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

Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense—stated coupon rate	$21,600	$23,982
Interest income—accretion of debt premium	—	(1,016)
Interest expense—amortization of debt discount	(116)	110
Total interest expense—Cabot senior secured notes	$21,484	$23,076
At March 31, 2018, the outstanding balance on the Cabot senior secured notes was $1.3 billion.
Cabot Senior Revolving Credit Facility
On December 12, 2017, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an amended and restated senior secured revolving credit facility agreement, which provides for a total committed facility of £295.0 million (approximately $395.2 million) (as amended and restated, the “Cabot Credit Facility”). The Cabot Credit Facility consists of a £245.0 million tranche that expires in September 2021 and a £50.0 million tranche that expires in March 2022, and includes the following key provisions:

•	Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25% per annum, which may decrease to 2.75% upon certain specified conditions;

•	A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;

•
A restrictive covenant that limits the super senior loan (i.e. the Cabot Credit Facility and any super priority hedging liabilities) to value ratio to 0.275 in the event that the Cabot Credit Facility is more than 20% utilized;

•	Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and

•	Events of default which, upon occurrence, may permit the lenders to terminate the Cabot Credit Facility and declare all amounts outstanding to be immediately due and payable.
The Cabot Credit Facility is unconditionally guaranteed by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited. The Cabot Credit Facility is secured by first ranking security interests in all the outstanding shares of Cabot Financial UK and the guarantors (other than CCM) and substantially all the assets of Cabot Financial UK and the guarantors (other than CCM). Pursuant to the terms of intercreditor agreements entered into with respect to the relative positions of the Cabot Notes, the Cabot Floating Rate Notes and the Cabot Credit Facility, any liabilities in respect of obligations under the Cabot Credit Facility that are secured by assets that also secure the Cabot Notes and the Cabot Floating Rate Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
At March 31, 2018, the outstanding borrowings under the Cabot Credit Facility were approximately $219.9 million. The weighted average interest rate was 3.75% and 3.51% for the three months ended March 31, 2018 and 2017, respectively.
Cabot Securitisation Senior Facility
Cabot Securitisation has entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £290.0 million was drawn as of March 31, 2018. The Senior Facility Agreement has an initial availability period ending in September 2020 and an initial repayment date in September 2022. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £308.1 million (approximately $432.9 million) as of March 31, 2018. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
At March 31, 2018, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $407.5 million. The weighted average interest rate was 3.35% for the three months ended March 31, 2018.

Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.à r.l. (“Encore Europe”), completed the acquisition of Cabot (the “Cabot Acquisition”) by acquiring 50.1% of the equity interest in Janus Holdings Luxembourg S.à r.l. (“Janus Holdings”). Encore Europe purchased from J.C. Flowers & Co. LLC (“J.C. Flowers”): (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge PECs with a face value of £10,177,781 (approximately $15.5 million), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.
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
As of March 31, 2018, the outstanding balance of the PECs, including accrued interest, was approximately $271.3 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of March 31, 2018, the Company’s combined obligations for capital leases were approximately $5.1 million. These capital lease obligations require monthly, quarterly or annual payments through 2022 and have implicit interest rates that range from 2.4% to approximately 5.9%.
Note 9: Variable Interest Entities
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

Note 10: Income Taxes
Income tax expense on income from continuing operations was $9.5 million and $12.1 million during the three months ended March 31, 2018 and 2017, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The decrease in the Company’s income tax expense for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the decrease in the U.S. corporate tax rate as a result of the Tax Reform Act.
Due to the complexities involved in accounting for the Tax Reform Act, Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates. During the three months ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017.
The Tax Reform Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has not yet adopted an accounting policy with respect to GILTI at March 31, 2018. The Company has reasonably estimated provisional amounts related to GILTI, based on current year operations only, and has included such amounts in its financial statements.
The Company will continue to analyze the effects of the Tax Reform Act, including the effects of GILTI, and additional impacts, if any. The impact of the Tax Reform Act may differ from the Company’s estimates, possibly materially, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2018	2017
Federal provision	21.0%	35.0%
State provision	1.4%	3.3%
International provision(1)	7.0%	4.3%
Permanent items	0.4%	0.8%
Other(2)	(1.3)%	0.9%
Effective rate	28.5%	44.3%
________________________

(1)	Relates primarily to the lower tax rates attributable to international operations, and the impact of valuation allowances recorded on foreign loss jurisdictions.

(2)	Includes impact of discrete items.
In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since the Company operates in foreign countries with varying tax rates, some of which are lower than the tax rate in the United States, the magnitude of the impact of the results international operations has on the Company’s quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2018 and 2017, was immaterial.

The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $22.2 million at March 31, 2018. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $9.9 million as of March 31, 2018. The gross unrecognized tax benefits did not change from December 31, 2017.
Of the $217.1 million of cash and cash equivalents as of March 31, 2018, $187.8 million was held outside of the United States. Following the enactment of the Tax Reform Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The Company maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital, (ii) satisfy various regulatory requirements, and (iii) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the Tax Reform Act on its election to indefinitely reinvest certain of its non-U.S. earnings. As of March 31, 2018, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
Note 11: Commitments and Contingencies
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
At March 31, 2018, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of March 31, 2018, other than the reserves related to the Consumer Finance Protection Bureau (“CFPB”) Consent Order and ancillary state regulatory matters, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2018, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.8 billion for a purchase price of approximately $469.7 million. Most purchase commitments do not extend past one year.
Note 12: Segment and Geographic Information
The Company conducts business through several operating segments that have similar economic and other qualitative characteristics and have been aggregated in accordance with authoritative guidance into one reportable segment, portfolio purchasing and recovery. Since the Company operates in one reportable segment, all required segment information can be found in the consolidated financial statements.

The Company has operations in the United States, Europe and other foreign countries. The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues, adjusted by net allowances(1):
United States	$171,944	$170,316
International
Europe(2)	130,423	77,938
Other geographies	24,421	23,687
	154,844	101,625
Total	$326,788	$271,941
________________________

(1)	Revenues, adjusted by net allowances, are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2018 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2017	$928,993
Goodwill adjustments	(2,212)
Effect of foreign currency translation	30,339
Balance, March 31, 2018	$957,120
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$76,661	$(8,973)	$67,688	$73,875	$(6,800)	$67,075
Developed technologies	6,848	(5,825)	1,023	6,683	(5,411)	1,272
Trade name and other	14,782	(7,873)	6,909	14,413	(7,024)	7,389
Total intangible assets	$98,291	$(22,671)	$75,620	$94,971	$(19,235)	$75,736

Note 14: Guarantee of Subsidiary Debt
Unless otherwise indicated in connection with a particular offering of debt securities, Encore will fully and unconditionally guarantee any debt securities issued by Encore Capital Europe Finance Limited (“Encore Finance”), a 100% owned finance subsidiary of Encore. Amounts related to Encore Finance are included in the consolidated financial statements of Encore issued subsequent to April 30, 2018, the date of the incorporation of Encore Finance.

Note 15: Subsequent Events
On May 7, 2018, the Company entered into (i) a Securities Purchase Agreement (the “JCF SPA”) with JCF III Europe Holdings LP, JCF III Europe S.à r.l. (JCF III Europe Holdings LP and JCF III Europe S.à r.l. collectively referred to as “JCF Sellers”), Janus Holdings, and the other parties named therein, pursuant to which Encore will indirectly acquire from the JCF Sellers all of the equity interests owned by the JCF Sellers in Janus Holdings and Cabot Holdings (as defined below), resulting in Janus Holdings becoming a wholly owned subsidiary of Encore, and (ii) a Securities Purchase Agreement (the “Management SPA” and, together with the JCF SPA, the “Purchase Agreements”) with certain management shareholders of Cabot Holdings S.à r.l. Luxembourg (“Cabot Holdings,” and such holders, together with all other management holders that will sign a joinder to the Management SPA, the “Management Sellers”), pursuant to which Encore will indirectly acquire from the Management Sellers all of the equity interests in Cabot Holdings owned by the Management Sellers, resulting in Cabot Holdings becoming a wholly owned subsidiary of Encore.
The aggregate purchase price for the acquisition of the outstanding equity interests in Janus Holdings and Cabot Holdings not already owned by Encore is comprised of £175.5 million (approximately $238.2 million) and up to 4,999,947 shares of Encore’s common stock, par value $0.01 per share. The cash consideration portion of the purchase price is subject to adjustment in accordance with the terms of the applicable Purchase Agreement and the number of shares of Encore’s common stock may be reduced as a result of management holders owning 2,000 or less C Shares of Cabot Holdings electing to receive cash consideration only.
The closing of the transactions is expected to occur in the second or third quarter of 2018. The closing of the JCF SPA is subject to regulatory approvals and other customary closing conditions, and the closing of the Management SPA is subject to the closing of the JCF SPA and other customary closing conditions. Encore and the other parties to the respective Purchase Agreements made customary representations, warranties and covenants in the respective Purchase Agreements.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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

Europe
Cabot Credit Management plc (together with its subsidiaries, “Cabot”), our largest international subsidiary, is one of the largest credit management services providers in Europe and is a market leader in the United Kingdom and Ireland. We control Cabot via our majority ownership interest in the indirect holding company of Cabot, Janus Holdings Luxembourg S.à r.l. (“Janus Holdings”).
In addition, we have certain subsidiaries that primarily focus on (a) consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain and (b) credit management services in Spain (collectively, “Grove”).
Latin America
Our majority-owned subsidiary, Refinancia S.A.S. (together with its subsidiaries, “Refinancia”), is a market leader in debt collection and management in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including point-of-purchase lending to consumers and providing financial solutions to individuals who have previously defaulted on their credit obligations.
In addition to operations in Colombia and Peru, we evaluate and purchase non-performing loans in other countries in Latin America, including Mexico and Brazil. We also invest in non-performing secured residential mortgages in Latin America.
Asia Pacific
Our subsidiary, Baycorp Holdings Pty Limited (together with its subsidiaries, “Baycorp”), specializes in the management of non-performing loans in Australia and New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans. We acquired a majority ownership interest in Baycorp in October 2015 and acquired the remaining minority equity ownership interest in Baycorp in January 2018.
In India, we invested in Encore Asset Reconstruction Company Private Limited (“EARC”), which has completed initial immaterial purchases.
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
Government Regulation
Our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. Additionally, our international operations are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business. See “Part I - Item 1 - Business - Government Regulation” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for additional detail.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States
Industry delinquency and charge-off rates, which had been at historic lows, have continued to increase, creating higher volumes of charged-off accounts that are sold. In addition, issuers have continued to increase the amount of fresh portfolios in their sales. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Meanwhile, prices for portfolios offered for sale started to decrease after several years of elevated pricing, especially for fresh portfolios. We believe the softening in pricing, especially for fresh portfolios, was primarily due to this growth, and anticipated future growth, in supply. In addition to selling a higher volume of charged-off accounts, issuers continued to sell their volume earlier in the calendar year than they had in the past.
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

	Three Months Ended March 31,
	2018	2017
United States:
Credit card	$166,190	$112,726
Other	12,848	10,152
Subtotal	179,038	122,878
Europe:
Credit card	68,397	85,113
Other	18,918	—
Subtotal	87,315	85,113
Other geographies:
Credit card	10,409	10,000
Other	—	736
Subtotal	10,409	10,736
Total purchases	$276,762	$218,727
During the three months ended March 31, 2018, we invested $276.8 million to acquire consumer receivable portfolios, with face values aggregating $1.8 billion, for an average purchase price of 15.4% of face value. This is a $58.1 million, or 26.6%, increase in the amount invested, compared with the $218.7 million invested during the three months ended March 31, 2017, to acquire consumer receivable portfolios with face values aggregating $1.7 billion, for an average purchase price of 13.2% of face value.
In the United States, capital deployment increased for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase was primarily driven by continued growth in the supply of fresh portfolios. We have been successful in securing larger volume of fresh portfolios with improved expected returns.
In Europe, capital deployment for the three months ended March 31, 2018 increased as compared to the corresponding period in the prior year. The increase was primarily driven by the favorable impact from foreign currency translation, due to the weakening of the U.S. dollar against the British Pound and Euro.
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

	Three Months Ended March 31,
	2018	2017
United States:
Collection sites	$153,967	$131,718
Legal collections	132,642	142,964
Collection agencies	12,358	12,793
Subtotal	298,967	287,475
Europe:
Collection sites	82,011	75,818
Legal collections	31,380	29,266
Collection agencies	48,786	20,874
Subtotal	162,177	125,958
Other geographies:
Collection sites	22,171	21,122
Legal collections	2,107	1,784
Collection agencies	3,680	4,524
Subtotal	27,958	27,430
Total collections	$489,102	$440,863
Gross collections increased by $48.2 million, or 10.9%, to $489.1 million during the three months ended March 31, 2018, from $440.9 million during the three months ended March 31, 2017.
The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods and our continued effort in improving liquidation. The increase in collections in Europe was primarily the result of increased purchasing volume and implementing certain liquidation improvement initiatives and by favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2018		2017
Revenues
Revenue from receivable portfolios	$281,009	86.0%	$249,838	91.9%
Other revenues	35,968	11.0%	19,971	7.3%
Total revenues	316,977	97.0%	269,809	99.2%
Allowance reversals on receivable portfolios, net	9,811	3.0%	2,132	0.8%
Total revenues, adjusted by net allowances	326,788	100.0%	271,941	100.0%
Operating expenses
Salaries and employee benefits	89,259	27.3%	68,278	25.1%
Cost of legal collections	53,855	16.5%	47,957	17.6%
Other operating expenses	33,748	10.3%	26,360	9.7%
Collection agency commissions	11,754	3.6%	11,562	4.2%
General and administrative expenses	39,284	12.0%	33,318	12.3%
Depreciation and amortization	10,436	3.2%	8,625	3.2%
Total operating expenses	238,336	72.9%	196,100	72.1%
Income from operations	88,452	27.1%	75,841	27.9%
Other (expense) income
Interest expense	(57,462)	(17.6)%	(49,198)	(18.1)%
Other income	2,193	0.7%	602	0.2%
Total other expense	(55,269)	(16.9)%	(48,596)	(17.9)%
Income from continuing operations before income taxes	33,183	10.2%	27,245	10.0%
Provision for income taxes	(9,470)	(2.9)%	(12,067)	(4.4)%
Income from continuing operations	23,713	7.3%	15,178	5.6%
Loss from discontinued operations, net of tax	—	—	(199)	(0.1)%
Net income	23,713	7.3%	14,979	5.5%
Net (income) loss attributable to noncontrolling interest	(1,886)	(0.6)%	7,119	2.6%
Net income attributable to Encore Capital Group, Inc. stockholders	$21,827	6.7%	$22,098	8.1%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues, adjusted by net allowances	$122,225	$—	$122,225	$70,306	$—	$70,306
Total operating expenses	(71,219)	—	(71,219)	(43,327)	—	(43,327)
Income from operations	51,006	—	51,006	26,979	—	26,979
Interest expense-non-PEC	(28,746)	—	(28,746)	(25,639)	—	(25,639)
PEC interest (expense) income	(15,141)	7,420	(7,721)	(12,039)	5,900	(6,139)
Other income (expense)	778	—	778	(352)	—	(352)
Income (loss) before income taxes	7,897	7,420	15,317	(11,051)	5,900	(5,151)
(Provision) benefit for income taxes	(4,779)	—	(4,779)	180	—	180
Net income (loss)	3,118	7,420	10,538	(10,871)	5,900	(4,971)
Net (income) loss attributable to noncontrolling interest	(704)	(1,205)	(1,909)	1,427	4,712	6,139
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$2,414	$6,215	$8,629	$(9,444)	$10,612	$1,168
_____________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.

For all periods presented, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.à r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore.
Comparison of Results of Operations
Revenues
Our revenues consist of revenue from receivable portfolios and other revenues.
Revenue from receivable portfolios consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or zero basis revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality.
Other revenues consist primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. Certain of the Company’s international subsidiaries earn fee-based income by providing portfolio management services to credit originators for non-performing loans.
We may incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations or when there is a change in the timing of cash flows. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. Internal factors that may have an impact on our collections include operational activities, such as capacity and the productivity of our collection staff. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. We record allowance reversals on pool groups that have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations.

Total revenues, adjusted by net allowances, were $326.8 million during the three months ended March 31, 2018, an increase of $54.8 million, or 20.2%, compared to total revenues, adjusted by net allowances of $271.9 million during the three months ended March 31, 2017.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 12.3% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Revenue from receivable portfolios was $281.0 million during the three months ended March 31, 2018, an increase of $31.2 million, or 12.5%, compared to $249.8 million during the three months ended March 31, 2017. The increase in portfolio revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to recent purchases in Europe and by favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

The following tables summarize collections, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2018					As of March 31, 2018
	Collections(1)	Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$29,919	$28,319	94.7%	$1,729	10.1%	$—	—
2008	1,042	194	18.6%	—	0.1%	569	5.2%
2009(3)	—	—	—	—	—	—	—
2010(3)	—	—	—	—	—	—	—
2011	3,601	3,493	97.0%	—	1.2%	4,477	25.0%
2012	9,745	8,729	89.6%	(723)	3.2%	14,656	18.6%
2013	28,557	22,787	79.8%	—	8.1%	42,890	16.1%
2014	26,699	14,949	56.0%	—	5.3%	100,747	4.5%
2015	36,950	16,136	43.7%	—	5.7%	181,712	2.7%
2016	67,702	29,331	43.3%	—	10.4%	330,757	2.7%
2017	86,211	41,971	48.7%	—	14.9%	449,677	2.9%
2018	8,541	5,024	58.8%	—	1.8%	175,317	3.1%
Subtotal	298,967	170,933	57.2%	1,006	60.8%	1,300,802	3.7%
Europe:
ZBA(2)	5	5	100.0%	—	0.0%	—	—
2013	36,129	25,462	70.5%	2,766	9.2%	274,328	3.1%
2014	35,808	21,949	61.3%	5,419	7.8%	290,217	2.5%
2015	24,605	13,613	55.3%	462	4.8%	230,083	2.0%
2016	23,570	13,503	57.3%	—	4.8%	210,993	2.2%
2017	40,874	15,279	37.4%	—	5.4%	439,643	1.4%
2018	1,186	1,251	105.5%	—	0.4%	87,848	1.5%
Subtotal	162,177	91,062	56.1%	8,647	32.4%	1,533,112	2.1%
Other geographies:
ZBA(2)	2,864	2,864	100.0%	—	1.0%	—	—
2013(3)	150	—	—	—	—	—	—
2014	1,600	4,373	273.3%	—	1.6%	63,071	2.4%
2015	8,836	5,668	64.1%	—	2.0%	31,779	5.4%
2016	7,420	3,472	46.8%	158	1.2%	41,274	2.6%
2017	6,711	2,426	36.1%	—	0.9%	43,804	1.8%
2018	377	211	56.0%	—	0.1%	10,299	3.5%
Subtotal	27,958	19,014	68.0%	158	6.8%	190,227	2.9%
Total	$489,102	$281,009	57.5%	$9,811	100.0%	$3,024,141	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Zero basis revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”).

(3)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Three Months Ended March 31, 2017					As of March 31, 2017
	Collections(1)	Revenue	Revenue Recognition Rate	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$37,095	$35,586	95.9%	$1,519	14.2%	$—	—
2007	546	130	23.8%	—	0.1%	567	4.6%
2008	1,253	640	51.1%	613	0.3%	3,630	5.2%
2009(3)	—	—	—		—	—	—
2010	1,106	299	27.0%	—	0.1%	—	—
2011	5,795	4,422	76.3%	—	1.8%	6,489	19.2%
2012	22,614	14,567	64.4%	—	5.8%	30,818	13.1%
2013	39,513	25,729	65.1%	—	10.3%	76,828	9.8%
2014	43,524	22,383	51.4%	—	9.0%	165,808	4.1%
2015	55,981	21,773	38.9%	—	8.7%	278,224	2.4%
2016	76,187	39,030	51.2%	—	15.6%	477,710	2.5%
2017	3,861	3,586	92.9%	—	1.4%	122,486	2.7%
Subtotal	287,475	168,145	58.5%	2,132	67.3%	1,162,560	3.6%
Europe:
2013	38,107	23,007	60.4%	—	9.2%	246,034	3.0%
2014	35,125	18,978	54.0%	—	7.6%	297,590	2.1%
2015	27,898	12,255	43.9%	—	4.9%	244,022	1.6%
2016	22,748	9,668	42.5%	—	3.9%	220,602	1.6%
2017	2,080	1,071	51.5%	—	0.4%	84,452	1.3%
Subtotal	125,958	64,979	51.6%	—	26.0%	1,092,700	2.0%
Other geographies:
ZBA(2)	3,124	3,146	100.7%	—	1.3%	—	—
2013	326	—	—	—	0.0%	721	0.0%
2014	2,547	3,881	152.4%	—	1.5%	59,069	2.2%
2015	10,934	5,669	51.8%	—	2.3%	49,225	3.6%
2016	9,824	3,904	39.7%	—	1.6%	61,553	2.0%
2017	675	114	16.9%	—	0.0%	10,190	1.4%
Subtotal	27,430	16,714	60.9%	—	6.7%	180,758	2.4%
Total	$440,863	$249,838	56.7%	$2,132	100.0%	$2,436,018	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Zero basis revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

(3)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.
Other revenues were $36.0 million and $20.0 million for the three months ended March 31, 2018 and 2017, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The increase in other revenues in the period presented was primarily attributable to additional fee-based income earned from recently acquired fee-based service providers, including Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and business process outsourcing (BPO) services company, which was acquired by Cabot in November 2017.
Allowance reversals were $9.8 million and $2.1 million during the three months ended March 31, 2018 and March 31, 2017, respectively. The increase in allowance reversals was primarily due to approximately $8.6 million of allowance reversals recorded on certain European pool groups as a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives during the three months ended March 31, 2018. The allowance reversals were partially offset by allowance charges taken on other pool groups during the three months ended March 31, 2018.
Operating Expenses
Total operating expenses were $238.3 million during the three months ended March 31, 2018, an increase of $42.2 million, or 21.5%, compared to total operating expenses of $196.1 million during the three months ended March 31, 2017. The increase was primarily the result of collections capacity expansion in the U.S. and expenses associated with Wescot, a business acquired by Cabot in November 2017.
Additionally, our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 12.3% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased by $21.0 million, or 30.7%, to $89.3 million during the three months ended March 31, 2018, from $68.3 million during the three months ended March 31, 2017. The increase was primarily the result of an increase in headcount at our domestic sites as part of initiatives to increase collections capacity and an increase at our international subsidiaries resulting from recent acquisitions.
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
During the three months ended March 31, 2018, overall cost of legal collections increased $5.9 million, or 12.3%, to $53.9 million, as compared to $48.0 million during the corresponding period in the prior year. The cost of legal collections in the United States increased by $2.9 million, or 7.1% and cost of legal collections in Europe increased by $3.2 million, or 56.5%, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 32.4% during the three months ended March 31, 2018, an increase from 27.6% during the corresponding period in 2017. The cost of legal collections as a percentage of gross collections through this channel in the United States was 33.5% and 29.1% during the three months ended March 31, 2018 and 2017, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 28.6% and 19.6% during the three months ended March 31, 2018 and 2017, respectively.
The increases in the cost of legal collections and the cost of legal collections as a percentage of gross collections in the United States during the periods presented were due to an increase in upfront court costs as more accounts are placed through this channel. The increases in the cost of legal collections and the cost of legal collections as a percentage of gross collections in Europe during the periods presented were due to increased upfront court costs and activities related to recent acquisitions.
Other Operating Expenses
Other operating expenses increased by $7.3 million, or 28.0%, to $33.7 million during the three months ended March 31, 2018, from $26.4 million during the three months ended March 31, 2017. The increase was primarily due to an increase in new domestic marketing programs and mailing initiatives and an increase at our international subsidiaries resulting from recent acquisitions.

Collection Agency Commissions
During the three months ended March 31, 2018, we incurred $11.8 million in commissions to third-party collection agencies, or 18.1% of the related gross collections of $64.8 million. During the period, the commission rate as a percentage of related gross collections was 5.6% and 20.3% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended March 31, 2017, we incurred $11.6 million in commissions, or 30.3%, of the related gross collections of $38.2 million. During the period, the commission rate as a percentage of related gross collections was 7.7% and 42.3% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses increased $6.0 million, or 17.9%, to $39.3 million during the three months ended March 31, 2018, from $33.3 million during the three months ended March 31, 2017. The increase was primarily due to additional infrastructure costs at our domestic sites and additional general and administrative expenses at our international subsidiaries related to our recent acquisitions.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.8 million, or 21.0%, to $10.4 million during the three months ended March 31, 2018, from $8.6 million during the three months ended March 31, 2017. The increase was primarily attributable to additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.
Interest Expense
Interest expense increased to $57.5 million during the three months ended March 31, 2018, from $49.2 million during the three months ended March 31, 2017.
The following table summarizes our interest expense (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change
Stated interest on debt obligations	$44,356	$37,871	$6,485
Interest expense on preferred equity certificates	7,721	6,139	1,582
Amortization of loan fees and other loan costs	3,073	3,608	(535)
Amortization of debt discount	2,312	2,596	(284)
Accretion of debt premium	—	(1,016)	1,016
Total interest expense	$57,462	$49,198	$8,264
The payment of the accumulated interest on the PECs issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interest of J.C. Flowers & Co. LLC and management.
The increase in interest expense during the three months ended March 31, 2018 as compared to the corresponding periods in 2017 were primarily attributable to higher balances on fixed rate senior secured notes as compared to variable rate debt in the United States, higher balances outstanding on Cabot’s credit facilities and the unfavorable impact by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound, offset by lower interest expense as a result of various refinancing activities at Cabot during the third quarter of 2017.

Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $2.2 million during the three months ended March 31, 2018, up from other income of $0.6 million during the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily due to higher foreign currency exchange gains.
Income Taxes
We recorded income tax expense on income from continuing operations of $9.5 million and $12.1 million, during the three months ended March 31, 2018 and 2017, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The decrease in our income tax expense for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the decrease in the U.S. corporate tax rate as a result of the Tax Reform Act.
Due to the complexities involved in accounting for the Tax Reform Act, Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowed us to record provisional amounts in earnings for the year ended December 31, 2017. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates. During the three months ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017.
The Tax Reform Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the our measurement of deferred taxes (the “deferred method”). We have not yet adopted an accounting policy with respect to GILTI at March 31, 2018. We have reasonably estimated provisional amounts related to GILTI, based on current year operations only, and have included such amounts in our financial statements.
We will continue to analyze the effects of the Tax Reform Act, including the effects of GILTI, and additional impacts, if any. The impact of the Tax Reform Act may differ from our estimates, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Reform Act.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2018	2017
Federal provision	21.0%	35.0%
State provision	1.4%	3.3%
International provision(1)	7.0%	4.3%
Permanent items	0.4%	0.8%
Other(2)	(1.3)%	0.9%
Effective rate	28.5%	44.3%
________________________

(1)	Relates primarily to the lower tax rates attributable to international operations, and the impact of valuation allowances recorded on foreign loss jurisdictions.

(2)	Includes impact of discrete items.
In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since we operate in foreign countries with varying tax rates, some of which are lower than the tax rate in the United States, the magnitude of the impact of the results from the international operations have on our quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period.

Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2018 and 2017 was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $22.2 million at March 31, 2018. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $9.9 million as of March 31, 2018. The gross unrecognized tax benefits did not change from December 31, 2017.
Of the $217.1 million of cash and cash equivalents as of March 31, 2018, $187.8 million was held outside of the United States. Following the enactment of the Tax Reform Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. We maintain non-U.S. funds in our foreign operations to (i) provide adequate working capital, (ii) satisfy various regulatory requirements, and (iii) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. We continue to evaluate the impact of the Tax Reform Act on our election to indefinitely reinvest certain of our non-U.S. earnings. As of March 31, 2018, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
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

	Three Months Ended March 31,
	2018	2017
United States	43.6%	40.6%
Europe	27.4%	28.5%
Other geographies	47.8%	51.1%
Overall cost per dollar collected	38.5%	37.8%
Our overall cost per dollar collected (or “cost-to-collect”) for the three months ended March 31, 2018 was 38.5%, up 70 basis points from 37.8% during the corresponding period in the prior year. Cost-to-collect increased in the United States and decreased in Europe and other geographies during the period presented.
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
The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP, to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. During the periods in which GAAP diluted earnings per share includes the dilutive effect of common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes, we present those metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the impact of those notes and the related hedging transactions to shareholders, with “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns. The average stock price during the three months ended March 31, 2018 and 2017 did not exceed the conversion price of our convertible senior notes, therefore, our GAAP diluted earnings per share did not include any dilutive effect attributable to our convertible senior notes, as a result, the adjusted income from continuing operations per diluted shares-accounting and per diluted shares-economic were the same during the respective periods presented below (in thousands, except per share data):

	Three Months Ended March 31,
	2018		2017
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income from continuing operations attributable to Encore, as reported	$21,827	$0.83	$22,297	$0.85
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	3,035	0.12	3,014	0.12
Acquisition, integration and restructuring related expenses(1)	572	0.02	855	0.04
Net gain on fair value adjustments to contingent consideration(2)	(2,274)	(0.09)	—	—
Amortization of certain acquired intangible assets(3)	2,068	0.08	560	0.02
Expenses related to Cabot IPO(4)	2,984	0.11	—	—
Income tax effect of the adjustments(5)	(810)	(0.03)	(1,489)	(0.06)
Adjustments attributable to noncontrolling interest(6)	(1,558)	(0.06)	(482)	(0.02)
Adjusted income attributable to Encore	$25,844	$0.98	$24,755	$0.95
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

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

(4)
Amount represents expenses related to our process to assess options in relation to a potential initial public offering by our subsidiary Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Three Months Ended March 31,
	2018	2017
GAAP net income, as reported	$23,713	$14,979
Adjustments:
Loss from discontinued operations, net of tax	—	199
Interest expense	57,462	49,198
Interest income	(1,017)	(779)
Provision for income taxes	9,470	12,067
Depreciation and amortization	10,436	8,625
Stock-based compensation expense	2,276	750
Acquisition, integration and restructuring related expenses(1)	572	855
Net gain on fair value adjustments to contingent consideration(2)	(2,274)	—
Expenses related to Cabot IPO(3)	2,984	—
Adjusted EBITDA	$103,622	$85,894

Collections applied to principal balance(4)	$198,282	$188,893
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

(3)
Amount represents expenses related to our process to assess options in relation to a potential initial public offering by our subsidiary Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(4)	Amount represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios.

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

	Three Months Ended March 31,
	2018	2017
GAAP total operating expenses, as reported	$238,336	$196,100
Adjustments:
Stock-based compensation expense	(2,276)	(750)
Operating expenses related to non-portfolio purchasing and recovery business(1)	(46,614)	(27,946)
Acquisition, integration and restructuring related expenses(2)	(572)	(855)
Net gain on fair value adjustments to contingent consideration(3)	2,274	—
Expenses related to Cabot IPO(4)	(2,984)	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$188,164	$166,549
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

(3)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

(4)
Amount represents expenses related to our process to assess options in relation to a potential initial public offering by our subsidiary Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2018
		<2009	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total(2)	CCM(3)
United States:
<2009	$1,150,791	$2,130,303	$390,929	$271,768	$184,022	$126,081	$90,827	$66,219	$54,084	$43,876	$36,141	$7,410	$3,401,660	3.0
2009	252,955	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	22,835	4,755	818,964	3.2
2010	357,309	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	7,673	1,091,220	3.1
2011	383,830	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	10,178	1,063,874	2.8
2012	548,865	—	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	13,216	1,174,811	2.1
2013	552,052	—	—	—	—	—	230,051	397,646	298,068	203,386	147,503	29,638	1,306,292	2.4
2014	518,289	—	—	—	—	—	—	144,178	307,814	216,357	142,147	26,699	837,195	1.6
2015	500,192	—	—	—	—	—	—	—	105,610	231,102	186,391	36,950	560,053	1.1
2016	555,087	—	—	—	—	—	—	—	—	110,875	283,035	67,702	461,612	0.8
2017	533,289	—	—	—	—	—	—	—	—	—	111,902	86,211	198,113	0.4
2018	178,827	—	—	—	—	—	—	—	—	—	—	8,535	8,535	0.0
Subtotal	5,531,486	2,130,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	298,967	10,922,329	2.0
Europe:
2013	619,079	—	—	—	—	—	134,259	249,307	212,129	165,610	146,993	36,129	944,427	1.5
2014	630,342	—	—	—	—	—	—	135,549	198,127	156,665	137,806	35,808	663,955	1.1
2015	423,306	—	—	—	—	—	—	—	65,870	127,084	103,823	24,605	321,382	0.8
2016	258,867	—	—	—	—	—	—	—	—	44,641	97,587	23,576	165,804	0.6
2017	464,120	—	—	—	—	—	—	—	—	—	68,111	40,874	108,985	0.2
2018	87,316	—	—	—	—	—	—	—	—	—	—	1,185	1,185	0.0
Subtotal	2,483,030	—	—	—	—	—	134,259	384,856	476,126	494,000	554,320	162,177	2,205,738	0.9
Other geographies:
2012	6,721	—	—	—	—	—	3,848	2,561	1,208	542	551	104	8,814	1.3
2013	29,568	—	—	—	—	—	6,617	17,615	10,334	4,606	3,339	760	43,271	1.5
2014	86,989	—	—	—	—	—	—	9,652	16,062	18,403	9,813	2,156	56,086	0.6
2015	91,126	—	—	—	—	—	—	—	15,061	57,064	43,499	9,361	124,985	1.4
2016	79,804	—	—	—	—	—	—	—	—	29,269	39,710	8,488	77,467	1.0
2017	58,108	—	—	—	—	—	—	—	—	—	15,471	6,712	22,183	0.4
2018	10,409	—	—	—	—	—	—	—	—	—	—	377	377	0.0
Subtotal	362,725	—	—	—	—	—	10,465	29,828	42,665	109,884	112,383	27,958	333,183	0.9
Total	$8,377,241	$2,130,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$489,102	$13,461,250	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2018, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2018 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2009	$1,150,791	$3,401,660	$62,588	$3,464,248	3.0
2009	252,955	818,964	49,255	868,219	3.4
2010	357,309	1,091,220	84,591	1,175,811	3.3
2011	383,830	1,063,874	110,185	1,174,059	3.1
2012	548,865	1,174,811	125,148	1,299,959	2.4
2013(3)	552,052	1,306,292	207,026	1,513,318	2.7
2014(3)	518,289	837,195	236,747	1,073,942	2.1
2015	500,192	560,053	336,596	896,649	1.8
2016	555,087	461,612	619,089	1,080,701	1.9
2017	533,289	198,113	865,206	1,063,319	2.0
2018	178,827	8,535	358,961	367,496	2.1
Subtotal	5,531,486	10,922,329	3,055,392	13,977,721	2.5
Europe:
2013(3)	619,079	944,427	867,263	1,811,690	2.9
2014(3)	630,342	663,955	767,514	1,431,469	2.3
2015(3)	423,306	321,382	495,576	816,958	1.9
2016	258,867	165,804	465,457	631,261	2.4
2017	464,120	108,985	835,654	944,639	2.0
2018	87,316	1,185	170,800	171,985	2.0
Subtotal	2,483,030	2,205,738	3,602,264	5,808,002	2.3
Other geographies:
2012	6,721	8,814	1,257	10,071	1.5
2013	29,568	43,271	3,802	47,073	1.6
2014	86,989	56,086	141,047	197,133	2.3
2015(3)	91,126	124,985	93,253	218,238	2.4
2016	79,804	77,467	78,519	155,986	2.0
2017	58,108	22,183	79,257	101,440	1.7
2018	10,409	377	22,149	22,526	2.2
Subtotal	362,725	333,183	419,284	752,467	2.1
Total	$8,377,241	$13,461,250	$7,076,940	$20,538,190	2.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through March 31, 2018, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2018	2019	2020	2021	2022	2023	2024	2025	2026	>2026	Total
United States:
<2009	$18,287	$20,751	$12,183	$6,860	$3,431	$1,076	$—	$—	$—	$—	$62,588
2009	12,913	14,027	9,092	5,891	3,813	2,472	1,047	—	—	—	49,255
2010	21,163	23,633	15,312	9,926	6,431	4,172	2,712	1,242	—	—	84,591
2011	28,614	29,316	19,294	12,663	8,235	5,343	3,473	2,257	990	—	110,185
2012	35,631	32,305	20,785	13,596	8,845	5,720	3,718	2,417	1,571	560	125,148
2013(4)	66,399	66,284	31,531	20,210	13,118	5,744	1,518	987	642	593	207,026
2014(4)	65,150	61,969	40,222	25,863	16,920	11,180	6,638	3,556	2,311	2,938	236,747
2015	94,395	83,106	56,414	34,524	22,942	15,656	10,790	7,306	4,651	6,812	336,596
2016	164,167	151,478	105,924	69,529	42,807	28,722	19,775	13,647	9,066	13,974	619,089
2017	178,418	245,318	165,284	106,010	66,956	40,228	26,317	18,163	12,659	5,853	865,206
2018	61,832	105,199	71,417	42,219	28,298	18,278	11,915	8,543	6,207	5,053	358,961
Subtotal	746,969	833,386	547,458	347,291	221,796	138,591	87,903	58,118	38,097	35,783	3,055,392
Europe:
2013(4)	82,974	115,833	110,930	101,536	91,901	82,172	72,924	64,626	57,431	86,936	867,263
2014(4)	78,883	107,468	100,408	88,014	77,585	68,364	60,156	51,400	45,768	89,468	767,514
2015(4)	55,935	73,417	65,438	55,709	48,107	41,780	35,608	29,908	25,080	64,594	495,576
2016	57,477	73,701	66,171	55,484	44,046	34,312	27,963	25,801	31,219	49,283	465,457
2017	88,914	123,325	107,545	90,919	77,111	66,023	57,258	47,923	40,895	135,741	835,654
2018	16,792	24,308	24,439	20,775	16,496	13,334	11,321	9,484	7,972	25,879	170,800
Subtotal	380,975	518,052	474,931	412,437	355,246	305,985	265,230	229,142	208,365	451,901	3,602,264
Other geographies:
2012	363	327	242	203	122	—	—	—	—	—	1,257
2013	1,536	1,147	631	425	63	—	—	—	—	—	3,802
2014	12,224	25,443	29,449	25,886	24,422	16,966	6,657	—	—	—	141,047
2015(4)	18,828	22,752	18,170	12,901	8,597	5,571	3,271	2,342	821	—	93,253
2016	16,814	20,568	16,080	10,789	6,038	3,550	2,262	1,626	792	—	78,519
2017	8,897	15,923	14,160	12,772	11,570	9,267	4,032	1,410	926	300	79,257
2018	5,062	5,465	3,870	2,762	1,982	1,415	681	404	288	220	22,149
Subtotal	63,724	91,625	82,602	65,738	52,794	36,769	16,903	5,782	2,827	520	419,284
Total	$1,191,668	$1,443,063	$1,104,991	$825,466	$629,836	$481,345	$370,036	$293,042	$249,289	$488,204	$7,076,940
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of March 31, 2018, ERC for Zero Basis Portfolios include approximately $290.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies were immaterial.

(2)
The collection forecast of each pool is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(3)	2018 amount consists of nine months data from April 1, 2018 to December 31, 2018.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2018	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2008	$569	$227,648	0.2%	0.0%
2009(2)	—	—	—	—
2010(2)	—	—	—	—
2011	4,477	383,830	1.2%	0.3%
2012	14,656	548,865	2.7%	1.1%
2013(3)	42,890	552,052	7.8%	3.4%
2014(3)	100,747	518,289	19.4%	7.7%
2015	181,712	500,192	36.3%	14.0%
2016	330,757	555,087	59.6%	25.4%
2017	449,677	533,289	84.3%	34.6%
2018	175,317	178,827	98.0%	13.5%
Subtotal	1,300,802	3,998,079	32.5%	100.0%
Europe:
2013(3)	274,328	619,079	44.3%	17.9%
2014(3)	290,217	630,342	46.0%	18.9%
2015(3)	230,083	423,306	54.4%	15.0%
2016	210,993	258,867	81.5%	13.8%
2017	439,643	464,120	94.7%	28.7%
2018	87,848	87,316	100.6%	5.7%
Subtotal	1,533,112	2,483,030	61.7%	100.0%
Other geographies:
2014	63,071	86,989	72.5%	33.2%
2015(3)	31,779	91,126	34.9%	16.7%
2016	41,274	79,804	51.7%	21.7%
2017	43,804	58,108	75.4%	23.0%
2018	10,299	10,409	98.9%	5.4%
Subtotal	190,227	326,436	58.3%	100.0%
Total	$3,024,141	$6,807,545	44.4%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of March 31, 2018, we had $3.0 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2018(1)	$257,006	$100,357	$10,611	$367,974
2019	363,643	179,986	31,170	574,799
2020	253,405	182,299	36,676	472,380
2021	161,265	161,770	33,885	356,920
2022	106,059	141,989	33,010	281,058
2023	68,352	126,025	26,962	221,339
2024	48,536	115,097	11,235	174,868
2025	27,147	107,492	4,005	138,644
2026	13,225	105,842	2,227	121,294
2027	2,162	101,754	431	104,347
2028	2	95,327	15	95,344
2029	—	50,939	—	50,939
2030	—	30,194	—	30,194
2031	—	22,977	—	22,977
2032	—	10,515	—	10,515
2033	—	549	—	549
Total	$1,300,802	$1,533,112	$190,227	$3,024,141
________________________

(1)	2018 amount consists of three months data from April 1, 2018 to December 31, 2018.

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of March 31,
	2018		2017
	Domestic	International	Domestic	International
General & Administrative	970	2,725	890	2,211
Account Manager	446	4,367	314	3,362
Total	1,416	7,092	1,204	5,573

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2016	1,450	$3,544,338	$256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017

	(Unaudited)
Net cash provided by operating activities	$1,029	$27,160
Net cash used in investing activities	(84,488)	(48,991)
Net cash provided by financing activities	84,638	28,293
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
Net cash provided by operating activities was $1.0 million and $27.2 million during the three months ended March 31, 2018 and 2017, respectively. Cash provided by operating activities during the three months ended March 31, 2018 was primarily related to net income of $23.7 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the three months ended March 31, 2017 was primarily related to net income of $15.0 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $84.5 million and $49.0 million during the three months ended March 31, 2018 and 2017, respectively.
The cash flows used in investing activities during the three months ended March 31, 2018 were primarily related to receivable portfolio purchases of $280.9 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $206.4 million. The cash flows used in investing activities during the three months ended March 31, 2017 were primarily related to receivable portfolio purchases of $222.9 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $189.7 million.

Capital expenditures for fixed assets acquired with internal cash flows were $11.2 million and $6.1 million for three months ended March 31, 2018 and 2017, respectively.
Financing Cash Flows
Net cash provided by financing activities was $84.6 million and $28.3 million during the three months ended March 31, 2018 and 2017, respectively.
The cash provided by financing activities during the three months ended March 31, 2018 primarily reflects $177.4 million in borrowings under our credit facilities, offset by $87.4 million in repayments of amounts outstanding under our credit facilities. The cash provided by financing activities during the three months ended March 31, 2017 primarily reflects $200.0 million in borrowings under our credit facilities and $150.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2022, offset by $258.1 million in repayments of amounts outstanding under our credit facilities and $60.4 million repayments of Encore’s convertible notes due 2017.
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
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $794.6 million (the “Revolving Credit Facility”), a term loan facility of $206.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million (approximately $150.3 million of which had been exercised as of March 31, 2018). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $168.6 million expiring in February 2019 and (2) two subtranches of the Term Loan Facility of $17.0 million and $10.0 million, expiring in February 2019 and December 2021, respectively. As of March 31, 2018, we had $363.0 million outstanding and $237.5 million of availability under the Revolving Credit Facility and $203.7 million outstanding under the Term Loan Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £295.0 million (the “Cabot Credit Facility”). As of March 31, 2018, we had £156.5 million (approximately $219.9 million) outstanding and £138.5 million (approximately $194.6 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 8, “Debt, net” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at March 31, 2018 consisted of $29.3 million held by U.S.-based entities and $187.8 million held by foreign entities. Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to third party clients. The balance of cash held for clients was $26.1 million at March 31, 2018. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At March 31, 2018, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Interest Rates. At March 31, 2018, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 4 – Controls and Procedures
Attached as exhibits to this Form 10-Q are the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements.
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

10.1
Incremental Facility Agreement, dated January 22, 2018, by and among Encore Capital Group, Inc., Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto (incorporated by reference to Exhibit 10.12.8 to the Company’s Annual Report on Form 10-K filed on February 21, 2018)

10.2	Incremental Facility Agreement, dated March 21, 2018, by and among Encore Capital Group, Inc., Banc of California, SunTrust Bank and each of the guarantors, party thereto (filed herewith)

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
Date: May 8, 2018