Form 10-Q
period 2018-06-30
ENCORE CAPITAL GROUP INC
filed 2018-08-08
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Stock, $0.01 par value	30,837,746 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$181,657	$212,139
Investment in receivable portfolios, net	3,084,621	2,890,613
Deferred court costs, net	90,872	79,963
Property and equipment, net	89,071	76,276
Other assets	250,923	302,728
Goodwill	909,063	928,993
Total assets	$4,606,207	$4,490,712
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$286,386	$284,774
Debt, net	3,530,415	3,446,876
Other liabilities	37,732	35,151
Total liabilities	3,854,533	3,766,801
Commitments and contingencies
Redeemable noncontrolling interest	136,188	151,978
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,931 shares and 25,801 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	259	258
Additional paid-in capital	68,820	42,646
Accumulated earnings	652,428	616,314
Accumulated other comprehensive loss	(96,900)	(77,356)
Total Encore Capital Group, Inc. stockholders’ equity	624,607	581,862
Noncontrolling interest	(9,121)	(9,929)
Total equity	615,486	571,933
Total liabilities, redeemable equity and equity	$4,606,207	$4,490,712
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

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$79,732	$88,902
Investment in receivable portfolios, net	1,438,379	1,342,300
Deferred court costs, net	29,164	26,482
Property and equipment, net	22,152	23,138
Other assets	119,254	122,263
Goodwill	705,381	724,054
Liabilities
Accounts payable and accrued liabilities	$137,308	$151,208
Debt, net	2,055,766	2,014,202
Other liabilities	—	1,494
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Revenue from receivable portfolios	$292,662	$263,407	$573,671	$513,245
Other revenues	39,453	18,681	75,421	38,652
Total revenues	332,115	282,088	649,092	551,897
Allowance reversals on receivable portfolios, net	17,632	8,829	27,443	10,961
Total revenues, adjusted by net allowances	349,747	290,917	676,535	562,858
Operating expenses
Salaries and employee benefits	90,960	75,786	180,219	144,064
Cost of legal collections	51,255	53,409	105,110	101,366
Other operating expenses	39,039	24,030	72,787	50,390
Collection agency commissions	12,151	11,494	23,905	23,056
General and administrative expenses	41,986	36,932	81,270	70,250
Depreciation and amortization	10,923	8,672	21,359	17,297
Total operating expenses	246,314	210,323	484,650	406,423
Income from operations	103,433	80,594	191,885	156,435
Other (expense) income
Interest expense	(60,536)	(50,516)	(117,998)	(99,714)
Other (expense) income	(4,615)	2,529	(2,422)	3,131
Total other expense	(65,151)	(47,987)	(120,420)	(96,583)
Income from continuing operations before income taxes	38,282	32,607	71,465	59,852
Provision for income taxes	(11,308)	(13,531)	(20,778)	(25,598)
Income from continuing operations	26,974	19,076	50,687	34,254
Loss from discontinued operations, net of tax	—	—	—	(199)
Net income	26,974	19,076	50,687	34,055
Net (income) loss attributable to noncontrolling interest	(676)	1,179	(2,562)	8,298
Net income attributable to Encore Capital Group, Inc. stockholders	$26,298	$20,255	$48,125	$42,353
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$26,298	$20,255	$48,125	$42,552
Loss from discontinued operations, net of tax	—	—	—	(199)
Net income	$26,298	$20,255	$48,125	$42,353

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$1.01	$0.78	$1.84	$1.64
Discontinued operations	$—	$—	$—	$(0.01)
Net basic earnings per share	$1.01	$0.78	$1.84	$1.63
Diluted earnings (loss) per share from:
Continuing operations	$1.00	$0.77	$1.82	$1.62
Discontinued operations	$—	$—	$—	$(0.01)
Net diluted earnings per share	$1.00	$0.77	$1.82	$1.61

Weighted average shares outstanding:
Basic	26,150	25,983	26,103	25,930
Diluted	26,409	26,391	26,413	26,240
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$26,974	$19,076	$50,687	$34,055
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized (loss) gain on derivative instruments	(1,485)	963	(2,154)	1,434
Income tax effect	699	35	539	(512)
Unrealized (loss) gain on derivative instruments, net of tax	(786)	998	(1,615)	922
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(35,022)	7,824	(16,517)	22,288
Other comprehensive (loss) income, net of tax	(35,808)	8,822	(18,132)	23,210
Comprehensive (loss) income	(8,834)	27,898	32,555	57,265
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss	(676)	1,179	(2,562)	8,298
Unrealized loss (gain) on foreign currency translation	371	1,841	(1,412)	(1,409)
Comprehensive (income) loss attributable to noncontrolling interest	(305)	3,020	(3,974)	6,889
Comprehensive (loss) income attributable to Encore Capital Group, Inc. stockholders	$(9,139)	$30,918	$28,581	$64,154
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$50,687	$34,055
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	199
Depreciation and amortization	21,359	17,297
Other non-cash expense, net	14,797	21,309
Stock-based compensation expense	5,445	3,510
Loss (gain) on derivative instruments, net	8,656	(2,623)
Deferred income taxes	8,256	(3,164)
Allowance reversals on receivable portfolios, net	(27,443)	(10,961)
Changes in operating assets and liabilities
Deferred court costs and other assets	(13,366)	(5,951)
Prepaid income tax and income taxes payable	22,550	20,389
Accounts payable, accrued liabilities and other liabilities	6,686	(2,770)
Net cash provided by operating activities	97,627	71,290
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(5,623)
Purchases of receivable portfolios, net of put-backs	(633,040)	(464,507)
Collections applied to investment in receivable portfolios, net	415,174	371,285
Purchases of property and equipment	(24,655)	(11,984)
Payments to acquire interest in affiliates	—	(8,805)
Other, net	1,634	4,559
Net cash used in investing activities	(240,887)	(115,075)
Financing activities:
Payment of loan costs	(1,387)	(3,415)
Proceeds from credit facilities	425,650	331,020
Repayment of credit facilities	(292,430)	(373,345)
Repayment of senior secured notes	(1,029)	(6,174)
Proceeds from issuance of convertible senior notes	—	150,000
Repayment of convertible senior notes	—	(60,406)
Proceeds from convertible hedge instruments	—	5,580
Taxes paid related to net share settlement of equity awards	(2,651)	(2,457)
Other, net	(7,118)	(4,954)
Net cash provided by financing activities	121,035	35,849
Net decrease in cash and cash equivalents	(22,225)	(7,936)
Effect of exchange rate changes on cash and cash equivalents	(8,257)	4,818
Cash and cash equivalents, beginning of period	212,139	149,765
Cash and cash equivalents, end of period	$181,657	$146,647

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
The Company is a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Cabot Credit Management plc (together with its subsidiaries, “Cabot”), the Company’s largest international subsidiary, is one of the largest credit management services providers in Europe and is a market leader in the United Kingdom and Ireland. Previously, Encore controlled Cabot via its majority ownership interest in the indirect holding company of Cabot, Janus Holdings S.a r.l. (“Janus Holdings”). On July 24, 2018, the Company completed the purchase of all of the outstanding equity of Cabot not owned by the Company (the “Cabot Transaction”). As a result, Cabot became a wholly owned subsidiary of Encore. These are the Company’s primary operations.
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
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities—Derivatives and Hedging (“Topic 815” or “ASU 2017-12”) which amends the hedge accounting recognition and presentation requirements in ASC 815. ASU 2017-12 improves Topic 815 by simplifying and expanding the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies its application through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, ASU 2017-12 prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. For public entities, ASU 2017-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted in any interim period or fiscal year. The Company early adopted ASU 2017-12 as of the second quarter of 2018 retroactive to January 1, 2018. The adoption of the new standard did not have a material effect on the Company’s financial position, results of operations, or required presentations.
Recent Accounting Pronouncements
Other than the adoption of the standards discussed above, there have been no new accounting pronouncements made effective during the three and six months ended June 30, 2018 that have significance, or potential significance, to the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 changes accounting for leases and requires lessees to recognize the assets and liabilities arising from most leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal year 2019. Early adoption is permitted; however, the Company does not intend to early adopt ASU 2016-02 and ASU 2018-10. The Company is developing an inventory of all leases, accumulating the lease data necessary to apply the amended guidance and is in the process of determining the effects the adoption will have on its consolidated financial statements, systems and processes. The Company has selected a software to assist with implementation to the standard.
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding—basic	26,150	25,983	26,103	25,930
Dilutive effect of stock-based awards	259	160	310	186
Dilutive effect of convertible senior notes	—	248	—	124
Weighted average common shares outstanding—diluted	26,409	26,391	26,413	26,240
Anti-dilutive employee stock options outstanding were approximately 13,000 during each of the three and six months ended June 30, 2018. Anti-dilutive employee stock options outstanding were approximately 317,000 and 200,000 during the three and six months ended June 30, 2017, respectively.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,035	$—	$1,035
Interest rate swap agreements	—	10	—	10
Interest rate cap contracts	—	2,191	—	2,191
Liabilities
Foreign currency exchange contracts	—	(7,211)	—	(7,211)
Contingent consideration	—	—	(6,993)	(6,993)
Temporary Equity
Redeemable noncontrolling interest	—	—	(136,188)	(136,188)

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,912	$—	$1,912
Interest rate cap contracts	—	3,922	—	3,922
Liabilities
Foreign currency exchange contracts	—	(1,110)	—	(1,110)
Interest rate swap agreements	—	(7)	—	(7)
Contingent consideration	—	—	(10,612)	(10,612)
Temporary Equity
Redeemable noncontrolling interest	—	—	(151,978)	(151,978)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. The Company reviewed the earn-out analysis for the three and six months ended June 30, 2018 and determined that, based on actual and forecasted operating performance, the expected future earn-out payments would be reduced by approximately $2.4 million and $4.7 million, respectively. As of June 30, 2018, the aggregated fair value of the contingent consideration was approximately $7.0 million.
The following table provides a roll forward of the fair value of contingent consideration for the periods ended June 30, 2018 and December 31, 2017 (in thousands):

Amount
Balance at December 31, 2016	$2,531
Issuance of contingent consideration in connection with acquisition	10,808
Change in fair value of contingent consideration	(2,465)
Payment of contingent consideration	(781)
Effect of foreign currency translation	519
Balance at December 31, 2017	10,612
Issuance of contingent consideration in connection with acquisition	1,728
Change in fair value of contingent consideration	(4,652)
Payment of contingent consideration	(232)
Effect of foreign currency translation	(463)
Balance at June 30, 2018	$6,993
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
The components of the change in the redeemable noncontrolling interest for the periods ended June 30, 2018 and December 31, 2017 are presented in the following table (in thousands):

Amount
Balance at December 31, 2016	$45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(4,905)
Adjustment of the redeemable noncontrolling interest to fair value	108,296
Effect of foreign currency translation attributable to redeemable noncontrolling interest	2,555
Balance at December 31, 2017	151,978
Redemption of redeemable noncontrolling interest	(11,536)
Net income attributable to redeemable noncontrolling interest	2,373
Adjustment of the redeemable noncontrolling interest to fair value	(7,419)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	792
Balance at June 30, 2018	$136,188
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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,195.9 million and $3,415.3 million as of June 30, 2018 and December 31, 2017, respectively, as compared to the carrying value of $3,084.6 million and $2,890.6 million as of June 30, 2018 and December 31, 2017, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of U.S. and European portfolios by approximately $55.1 million and $71.3 million, respectively, as of June 30, 2018. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.
Debt:
The majority of Encore and its subsidiaries’ borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, Cabot’s senior secured notes and borrowings under its revolving credit facility, and other borrowings under revolving credit facilities at certain of the Company’s other subsidiaries.
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $455.7 million and $450.8 million as of June 30, 2018 and December 31, 2017, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices using Level 2 inputs, was approximately $475.2 million and $520.9 million as of June 30, 2018 and December 31, 2017, respectively.

Cabot’s senior secured notes are carried at historical cost, adjusted for debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,186.2 million and $1,214.6 million, as of June 30, 2018 and December 31, 2017, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,202.4 million and $1,258.9 million as of June 30, 2018 and December 31, 2017, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders of certain subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined that the carrying value of these preferred equity certificates approximated fair value as of June 30, 2018 and December 31, 2017.
Note 4: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Certain of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.
During the second quarter of 2018, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities retroactive to January 1, 2018 with no material impact to its financial statements. Periods prior to January 1, 2018 have not been restated.  The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges.  Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various qualitative or quantitative methods appropriate for each hedge.  Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.  Changes in the fair value of a derivative instrument may not always equal changes in the fair value of the hedged item.  This is referred to as “hedge ineffectiveness” and, with the adoption of ASU 2017-12, is no longer measured and reported separately from the effective portion of the hedge.  The Company excludes certain components of derivative instruments’ changes in fair value from the assessment of hedge effectiveness.  With the adoption of ASU 2017-12, those excluded components are initially recorded in other comprehensive income and recognized in shareholders’ net income over the life of the derivative instrument. The Company did not record a cumulative-effect adjustment on January 1, 2018 (that would have impacted retained earnings and accumulated other comprehensive income by the same amount upon adoption) because there was no ineffectiveness recognized for hedges existing at that date.
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$377	Other assets	$1,912
Foreign currency exchange contracts	Other liabilities	(633)	Other liabilities	—
Interest rate swap agreements	Other assets	10	Other liabilities	(7)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	658	Other assets	—
Foreign currency exchange contracts	Other liabilities	(6,578)	Other liabilities	(1,110)
Interest rate cap contracts	Other assets	2,191	Other assets	3,922
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
Certain of the foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect the

Company’s earnings. If all or a portion of the forecasted transaction is cancelled, the Company would reclassify the hedge into earnings.
As of June 30, 2018, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $26.4 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.3 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the six months ended June 30, 2018 and 2017.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of June 30, 2018, there were two interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $22.2 million U.S. dollars). The interest rate swap instrument is designated as a cash flow hedge and accounted for using hedge accounting.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI		Location of Gain or (Loss) Reclassified from OCI into Income	Gain or (Loss) Reclassified from OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
Foreign currency exchange contracts	$(967)	$1,146	Salaries and employee benefits	$434	$297
Foreign currency exchange contracts	(76)	160	General and administrative expenses	35	27
Interest rate swap agreements	(21)	14	Interest expense	8	33

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI		Location of Gain or (Loss) Reclassified from OCI into Income	Gain or (Loss) Reclassified from OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Foreign currency exchange contracts	$(1,074)	$1,735	Salaries and employee benefits	$983	$472
Foreign currency exchange contracts	(76)	240	General and administrative expenses	35	41
Interest rate swap agreements	(12)	19	Interest expense	25	110
Derivatives Not Designated as Hedging Instruments
On May 8, 2018, in anticipation of the completion of the Cabot Transaction, Encore entered into a foreign exchange forward contract with a notional amount of £176.0 million, which was approximately the amount of the cash consideration for the Cabot Transaction. As of June 30, 2018, the fair value of the forward contract was a liability of approximately $6.6 million and was recognized as other expenses in the Company’s consolidated statements of operations during the three and six months ended June 30, 2018. The forward contract settled on August 3, 2018 at a total loss of $9.3 million. This loss was substantially offset by a decrease in the final purchase price in U.S. dollars for the Cabot Transaction.
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. The Company also holds two interest rate cap contracts with an aggregate notional amount of £300.0 million (approximately $396.2 million) that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency exchange contracts	Other (expense) income	$(6,174)	$2,875	$(6,940)	$2,623
Interest rate cap contracts	Interest expense	(1,628)	—	(1,716)	—
Interest rate swap agreements	Interest expense	—	33	—	110
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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701
Revenue from receivable portfolios	(249,821)	(31,188)	(281,009)
Allowance reversals on receivable portfolios, net	(8,082)	(1,729)	(9,811)
Reductions on existing portfolios, net	(24,945)	(39,529)	(64,474)
Additions for current purchases	285,172	—	285,172
Effect of foreign currency translation	57,577	643	58,220
Balance at March 31, 2018	3,754,970	297,829	4,052,799
Revenue from receivable portfolios	(258,698)	(33,964)	(292,662)
Allowance reversals on receivable portfolios, net	(15,411)	(2,221)	(17,632)
Additions on existing portfolios, net	136,267	5,824	142,091
Additions for current purchases	345,006	—	345,006
Effect of foreign currency translation	(97,448)	(597)	(98,045)
Balance at June 30, 2018	$3,864,686	$266,871	$4,131,557

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2016	$3,092,004	$365,504	$3,457,508
Revenue from receivable portfolios	(211,105)	(38,733)	(249,838)
Allowance reversals on receivable portfolios, net	(613)	(1,519)	(2,132)
(Reductions) additions on existing portfolios, net	(90,138)	57,446	(32,692)
Additions for current purchases	200,728	—	200,728
Effect of foreign currency translation	38,712	467	39,179
Balance at March 31, 2017	3,029,588	383,165	3,412,753
Revenue from receivable portfolios	(224,310)	(39,097)	(263,407)
Allowance reversals on receivable portfolios, net	(7,121)	(1,708)	(8,829)
Additions on existing portfolios, net	225,021	9,888	234,909
Additions for current purchases	258,687	—	258,687
Effect of foreign currency translation	66,927	(753)	66,174
Balance at June 30, 2017	$3,348,792	$351,495	$3,700,287
During the three months ended June 30, 2018, the Company purchased receivable portfolios with a face value of $2.9 billion for $359.6 million, or a purchase cost of 12.5% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2018 amounted to $704.4 million. During the three months ended June 30, 2017, the Company purchased receivable portfolios with a face value of $2.4 billion for $246.4 million, or a purchase cost of 10.1% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2017 amounted to $505.0 million.
During the six months ended June 30, 2018, the Company purchased receivable portfolios with a face value of $4.7 billion for $636.3 million, or a purchase cost of 13.6% of face value. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2018 amounted to $1,260.6 million. During the six months ended June 30, 2017, the Company purchased receivable portfolios with a face value of $4.1 billion for $465.1 million, or a purchase cost of 11.3% of face value. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2017 amounted to $924.4 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2018 and 2017, Zero Basis Revenue was approximately $34.0 million and $39.1 million, respectively. During the three months ended June 30, 2018 and 2017, allowance reversals on Zero Basis Portfolios were $2.2 million and $1.7 million, respectively.
During the six months ended June 30, 2018 and 2017, Zero Basis Revenue was approximately $65.2 million and $77.8 million, respectively. During the six months ended June 30, 2018 and 2017, allowance reversals on Zero Basis Portfolios were $4.0 million and $3.2 million, respectively.
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,013,519	$10,622	$—	$3,024,141
Purchases of receivable portfolios	359,580	—	—	359,580
Disposals or transfers to assets held for sale	(2,033)	(262)	—	(2,295)
Gross collections(1)	(460,478)	(252)	(35,363)	(496,093)
Put-backs and Recalls(2)	(8,484)	—	(24)	(8,508)
Foreign currency adjustments	(101,921)	(577)	—	(102,498)
Revenue recognized	258,698	—	33,964	292,662
Reclassification adjustments(3)	—	798	(798)	—
Portfolio allowance reversals, net	15,411	—	2,221	17,632
Balance, end of period	$3,074,292	$10,329	$—	$3,084,621
Revenue as a percentage of collections(4)	56.2%	0.0%	96.0%	59.0%

	Three Months Ended June 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,422,299	$13,719	$—	$2,436,018
Purchases of receivable portfolios	245,246	1,169	—	246,415
Disposals or transfers to assets held for sale	(2,697)	—	—	(2,697)
Gross collections(1)	(404,918)	(459)	(40,805)	(446,182)
Put-backs and Recalls(2)	(3,237)	—	—	(3,237)
Foreign currency adjustments	53,466	(94)	—	53,372
Revenue recognized	224,310	—	39,097	263,407
Portfolio allowance reversals, net	7,121	—	1,708	8,829
Balance, end of period	$2,541,590	$14,335	$—	$2,555,925
Revenue as a percentage of collections(4)	55.4%	0.0%	95.8%	59.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Reclassification relating to certain Zero Basis Revenue that was classified as collections in cost recovery portfolios in prior periods.

(4)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

	Six Months Ended June 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	636,342	—	—	636,342
Disposals or transfers to held for sale	(5,105)	(262)	—	(5,367)
Gross collections(1)	(915,621)	(1,423)	(68,151)	(985,195)
Put-backs and Recalls(2)	(12,175)	—	(153)	(12,328)
Foreign currency adjustments	(40,331)	(227)	—	(40,558)
Revenue recognized	508,519	—	65,152	573,671
Reclassification adjustments(3)	—	798	(798)	—
Portfolio allowance reversals, net	23,493	—	3,950	27,443
Balance, end of period	$3,074,292	$10,329	$—	$3,084,621
Revenue as a percentage of collections(4)	55.5%	0.0%	95.6%	58.2%

	Six Months Ended June 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	463,973	1,169	—	465,142
Disposals or transfers to held for sale	(7,468)	—	—	(7,468)
Gross collections(1)	(804,922)	(1,099)	(81,024)	(887,045)
Put-backs and Recalls(2)	(4,994)	—	(33)	(5,027)
Foreign currency adjustments	83,486	(178)	—	83,308
Revenue recognized	435,415	—	77,830	513,245
Portfolio allowance reversals, net	7,734	—	3,227	10,961
Balance, end of period	$2,541,590	$14,335	$—	$2,555,925
Revenue as a percentage of collections(4)	54.1%	0.0%	96.1%	57.9%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Reclassification relating to certain Zero Basis Revenue that was classified as collections in cost recovery portfolios in prior periods.

(4)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$94,317	$136,325	$102,576	$137,037
Provision for portfolio allowances	1,720	682	2,660	682
Reversal of prior allowances	(19,352)	(9,511)	(30,103)	(11,643)
Effect of foreign currency translation	(1,556)	3,179	(4)	4,599
Balance at end of period	$75,129	$130,675	$75,129	$130,675

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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2018	December 31, 2017
Court costs advanced	$790,085	$743,584
Court costs recovered	(318,088)	(299,606)
Court costs reserve	(381,125)	(364,015)
Deferred court costs	$90,872	$79,963
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$(378,190)	$(334,639)	$(364,015)	$(327,926)
Provision for court costs	(19,161)	(22,197)	(44,234)	(40,202)
Net down of reserve after deferral period	12,435	12,488	25,387	24,511
Effect of foreign currency translation	3,791	(1,623)	1,737	(2,354)
Balance at end of period	$(381,125)	$(345,971)	$(381,125)	$(345,971)

Note 7: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Identifiable intangible assets, net	$67,186	$75,736
Prepaid expenses	27,653	27,606
Service fee receivables	24,748	25,609
Assets held for sale	24,063	18,741
Deferred tax assets	21,316	18,773
Other financial receivables	7,798	18,997
Derivative instruments	3,236	5,834
Security deposits	3,182	3,451
Funds held in escrow	—	28,199
Prepaid income taxes	—	27,917
Other	71,741	51,865
Total	$250,923	$302,728
Note 8: Debt, Net
The Company is in compliance with all covenants under its financing arrangements as of June 30, 2018. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	June 30, 2018	December 31, 2017
Encore revolving credit facility	$376,000	$328,961
Encore term loan facility	200,799	181,687
Encore senior secured notes	325,000	326,029
Encore convertible notes	483,500	483,500
Less: debt discount	(27,828)	(32,720)
Cabot senior secured notes	1,188,074	1,216,485
Less: debt discount	(1,877)	(1,927)
Cabot senior revolving credit facility	243,900	179,008
Cabot securitisation senior facility	383,003	391,790
Preferred equity certificates	262,379	253,324
Other credit facilities	59,241	68,001
Other	71,212	92,792
Capital lease obligations	7,630	6,069
	3,571,033	3,492,999
Less: debt issuance costs, net of amortization	(40,618)	(46,123)
Total	$3,530,415	$3,446,876
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $794.6 million (the “Revolving Credit Facility”), a term loan facility of $203.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million (approximately $150.3 million of which has been exercised).

Provisions of the Restated Credit Agreement as of June 30, 2018 include, but are not limited to:

•
Revolving Credit Facility commitments of (1) $677.1 million that expire in December 2021 and (2) $117.6 million that expire in February 2019, in each case with interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (b) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;

•
A $194.6 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $5.1 million in 2018 and $15.3 million in each of 2019 and 2020 with the remaining principal due in 2021;

•
A $9.1 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $0.6 million in 2018 with the remaining principal due in 2019;

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
At June 30, 2018, the outstanding balance under the Revolving Credit Facility was $376.0 million, which bore a weighted average interest rate of 4.92% and 4.06% for the three months ended June 30, 2018 and 2017, respectively, and 4.78% and 3.90% for the six months ended June 30, 2018 and 2017, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $243.5 million as of June 30, 2018. At June 30, 2018, the outstanding balance under the Term Loan Facility was $200.8 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of June 30, 2018, $325.0 million of the Senior Secured Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of June 30, 2018 are listed below.

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes
Initial conversion price	$45.72	$59.39	$45.57
Closing stock price at date of issuance	$33.35	$47.51	$35.05
Closing stock price date	June 24, 2013	March 5, 2014	February 27, 2017
Conversion rate (shares per $1,000 principal amount)	21.8718	16.8386	21.9467
Conversion date	January 1, 2020	September 15, 2020	September 15, 2021
In the event of conversion, holders of the Company’s Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The

Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when, during any quarter, the average share price of the Company’s common stock exceeds the initial conversion prices listed in the above table.
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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes
Debt component	$140,247	$143,645	$137,266
Equity component	$32,253	$17,355	$12,734
Equity issuance cost	$1,106	$581	$398
Stated interest rate	3.000%	2.875%	3.250%
Effective interest rate	6.350%	4.700%	5.200%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	June 30, 2018	December 31, 2017
Liability component—principal amount	$483,500	$483,500
Unamortized debt discount	(27,828)	(32,720)
Liability component—net carrying amount	$455,672	$450,780
Equity component	$62,696	$62,696
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense—stated coupon rate	$3,651	$4,064	$7,293	$7,588
Interest expense—amortization of debt discount	2,464	2,415	4,892	4,901
Total interest expense—convertible notes	$6,115	$6,479	$12,185	$12,489
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
Cabot Senior Secured Notes
On August 2, 2013, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £100.0 million (approximately $151.7 million) in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes”). Interest on the Cabot 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. On July 18, 2018, Cabot Financial completed an exchange offer for a portion of these outstanding notes. Refer to Note 15, “Subsequent Events” for further details.
On March 27, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.500% Senior Secured Notes due 2021 (the “Cabot 2021 Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. On July 18, 2018, Cabot Financial completed an exchange offer for a portion of these outstanding notes. Refer to Note 15, “Subsequent Events” for further details.
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

Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense—stated coupon rate	$21,239	$25,011	$42,839	$48,993
Interest income—accretion of debt premium	—	(1,081)	—	(2,097)
Interest expense—amortization of debt discount	119	116	3	226
Total interest expense—Cabot senior secured notes	$21,358	$24,046	$42,842	$47,122
At June 30, 2018, the outstanding balance on the Cabot senior secured notes was $1.2 billion.
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
At June 30, 2018, the outstanding borrowings under the Cabot Credit Facility were approximately $243.9 million. The weighted average interest rate was 3.68% and 3.50% for the three months ended June 30, 2018 and 2017, respectively, and 3.72% and 3.51% for the six months ended June 30, 2018 and 2017, respectively
Cabot Securitisation Senior Facility
Cabot Securitisation has entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £290.0 million was drawn as of June 30, 2018. The Senior Facility Agreement has an initial availability period ending in September 2020 and an initial repayment date in September 2022. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £313.5 million (approximately $414.0 million) as of June 30, 2018. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
At June 30, 2018, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $383.0 million. The weighted average interest rate was 3.35% for the three and six months ended June 30, 2018.

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
As of June 30, 2018, the outstanding balance of the PECs, including accrued interest, was approximately $262.4 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of June 30, 2018, the Company’s combined obligations for capital leases were approximately $7.6 million. These capital lease obligations require monthly, quarterly or annual payments through 2023 and have implicit interest rates that range from 2.4% to approximately 5.2%.
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
The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. On July 24, 2018, Cabot became a wholly owned subsidiary of Encore upon the completion of the Cabot

Transaction. The Company is in the process of evaluating the impact from this VIE reconsideration event. Refer to Note 15, “Subsequent Events” for further details of the Cabot Transaction.
Note 10: Income Taxes
Income tax expense on income from continuing operations was $11.3 million and $13.5 million during the three months ended June 30, 2018 and 2017, respectively, and $20.8 million and $25.6 million during the six months ended June 30, 2018 and 2017, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, while also implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The decreases in income tax expense for the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017 were primarily due to the reduction of the U.S. corporate tax rate as a result of the Tax Reform Act.
Due to the complexities involved in accounting for the Tax Reform Act, Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates. During the three and six months ended June 30, 2018, there were no changes made to the provisional amounts recognized in 2017.
The Tax Reform Act subjects U.S. shareholders to a tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. Under U.S. GAAP, relating to GILTI, the Company is allowed to make an accounting policy choice to either (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into the Company’s measurement of deferred taxes (the “deferred method”). The Company has elected to treat taxes due on future U.S. inclusions in taxable income as a current period expense at June 30, 2018. The Company has reasonably estimated provisional amounts related to GILTI, based on current year operations only, and has included such amounts in its financial statements.
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
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Federal provision	21.0%	35.0%	21.0%	35.0%
State provision	1.5%	3.2%	1.5%	3.2%
International provision(1)	8.5%	2.9%	7.8%	3.7%
Permanent items	(0.5)%	0.3%	(0.1)%	0.4%
Other(2)	(1.0)%	0.1%	(1.1)%	0.5%
Effective rate	29.5%	41.5%	29.1%	42.8%
________________________

(1)	Relates primarily to the lower tax rates attributable to international operations, and the impact of valuation allowances recorded on foreign loss jurisdictions.

(2)	Includes impact of discrete items.
In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since the Company operates in foreign countries with varying tax rates, the magnitude of the impact of the results the international operations has on the Company’s quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period.

The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2018 and 2017, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.7 million at June 30, 2018. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $10.0 million as of June 30, 2018. The gross unrecognized tax benefits did not materially change from December 31, 2017.
Of the $181.7 million of cash and cash equivalents as of June 30, 2018, $150.6 million was held outside of the United States. Following the enactment of the Tax Reform Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The Company maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital, (ii) satisfy various regulatory requirements, and (iii) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the Tax Reform Act on its election to indefinitely reinvest certain of its non-U.S. earnings. As of June 30, 2018, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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
At June 30, 2018, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of June 30, 2018, other than the reserves related to the Consumer Finance Protection Bureau (“CFPB”) Consent Order and ancillary state regulatory matters, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2018, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.6 billion for a purchase price of approximately $297.0 million. Most purchase commitments do not extend past one year.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues, adjusted by net allowances by geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, adjusted by net allowances(1):
United States	$179,843	$173,613	$351,787	$343,929
International
Europe(2)	144,462	94,754	275,076	172,692
Other geographies	25,442	22,550	49,672	46,237
	169,904	117,304	324,748	218,929
Total	$349,747	$290,917	$676,535	$562,858
________________________

(1)
Revenues, adjusted by net allowances, are attributed to countries based on location of customer. Revenues primarily include portfolio revenues and fee-based income earned on accounts collected on behalf of others.

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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the six months ended June 30, 2018 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2017	$928,993
Goodwill adjustments	(2,212)
Effect of foreign currency translation	(17,718)
Balance, June 30, 2018	$909,063
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$73,032	$(10,240)	$62,792	$73,875	$(6,800)	$67,075
Developed technologies	6,458	(5,818)	640	6,683	(5,411)	1,272
Trade name and other	10,789	(7,035)	3,754	14,413	(7,024)	7,389
Total intangible assets	$90,279	$(23,093)	$67,186	$94,971	$(19,235)	$75,736

Note 14: Guarantee of Subsidiary Debt
Unless otherwise indicated in connection with a particular offering of debt securities, Encore will fully and unconditionally guarantee any debt securities issued by Encore Capital Europe Finance Limited (“Encore Finance”), a 100% owned finance subsidiary of Encore. Amounts related to Encore Finance are included in the consolidated financial statements of Encore subsequent to April 30, 2018, the date of the incorporation of Encore Finance. On July 20, 2018, Encore Finance issued $172.5 million aggregate principal amount of exchangeable senior notes due 2023 (the “2023 Notes”), the 2023 Notes are fully and unconditionally guaranteed by Encore. Refer to Note 15, “Subsequent Events,” for further details of the 2023 Notes.
Note 15: Subsequent Events
The Cabot Transaction
On July 24, 2018, the Company completed the acquisitions contemplated by (i) the Securities Purchase Agreement dated May 7, 2018 (the “JCF SPA”) with JCF III Europe Holdings LP, JCF III Europe S.à r.l. (JCF III Europe Holdings LP and JCF III Europe S.à r.l. collectively referred to as “JCF Sellers”), Janus Holdings, and the other parties named therein, pursuant to which Encore indirectly acquired from the JCF Sellers all of the equity interests owned by the JCF Sellers in Janus Holdings and Cabot Holdings S.à r.l. Luxembourg (“Cabot Holdings”), resulting in Janus Holdings becoming a wholly owned subsidiary of Encore, and (ii) the Securities Purchase Agreement dated May 7, 2018 (the “Management SPA” and, together with the JCF SPA, the “Purchase Agreements”) with certain management shareholders of Cabot Holdings and such holders, together with all other management holders that signed a joinder to the Management SPA, the “Management Sellers”, pursuant to which Encore indirectly acquired from the Management Sellers all of the equity interests in Cabot Holdings owned by the Management Sellers, resulting in Cabot Holdings becoming a wholly owned subsidiary of Encore (collectively, the “Cabot Transaction”). The Cabot Transaction is an equity transaction in accordance with authoritative guidance, therefore, no purchase accounting adjustments are made. The difference between the carrying value of the noncontrolling interest and the fair value of total consideration for the Cabot Transaction is recorded as adjustment in equity.
The aggregate purchase price for the acquisition of the outstanding equity interests in Janus Holdings and Cabot Holdings not already owned by Encore was comprised of £178.5 million (approximately $234.1 million) and 4,906,482 shares of Encore’s common stock, par value $0.01 per share.
Exchangeable Senior Notes due 2023
On July 20, 2018, Encore Finance issued $172.5 million aggregate principal amount of 2023 Notes. The 2023 Notes mature on September 1, 2023 and bear interest at a rate of 4.5% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. Encore Finance may satisfy its exchange obligation by paying or delivering, as the case may be, cash, shares of Encore’s common stock or a combination of cash and shares of Encore’s common stock, at Encore Finance’s election, subject to certain restrictions. The exchange rate for the notes is initially 22.4090 shares of Encore’s common stock per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $44.62 per share of Encore’s common stock), subject to adjustment.
In connection with the issuance of the 2023 Notes, Encore entered into privately negotiated capped call transactions with certain option counterparties that effectively increased the exchange price to approximately $62.48 per share. The cost of the capped call option was approximately $17.8 million.
Cabot 2023 Notes
On July 18, 2018, Cabot Financial completed an exchange offer whereby certain holders of the outstanding £100.0 million Cabot 2020 Notes and holders of the outstanding £175.0 million Cabot 2021 Notes (together, the “Existing Notes”) exchanged their Existing Notes for Cabot 2023 Notes (the “Exchange Notes”). Pursuant to the exchange offer, Cabot Financial exchanged £32.2 million in aggregate principal amount of the Cabot 2020 Notes and £95.0 million in aggregate principal amount of the Cabot 2021 Notes, for a total of £128.4 million Exchange Notes. The Exchange Notes were issued as additional notes under the indenture entered into by Cabot Financial, among others, dated October 6, 2016, governing the Cabot 2023 Notes (the “Cabot 2023 Indenture”).
On the same day but in a separate transaction, Cabot Financial also issued £34.5 million of 7.500% additional notes (the “Additional Notes”) under the Cabot 2023 Indenture at 99.0% plus accrued interest from and including April 1, 2018.
Both the Exchange Notes and the Additional Notes are part of the same series as the currently outstanding £350.0 million 7.500% Cabot 2023 Notes issued under the Cabot 2023 Indenture.

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
Europe
Cabot Credit Management plc (together with its subsidiaries, “Cabot”), our largest international subsidiary, is one of the largest credit management services providers in Europe and is a market leader in the United Kingdom and Ireland. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), contingent collections, trace services and litigation activities. Cabot strengthened its debt servicing offerings with the acquisition of Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company in November 2017. Previously we controlled Cabot via our majority ownership interest in the indirect holding company of Cabot, Janus Holdings Luxembourg S.à r.l. (“Janus Holdings”). On July 24, 2018, we completed the purchase of all of the outstanding equity of Cabot not owned by us (the “Cabot Transaction”). As a result, Cabot became a wholly owned subsidiary of Encore.
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
Government Regulation
United States
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” contained in our Annual Report on Form 10-K, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices.
International
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” contained in our Annual Report on Form 10-K, our international operations are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business.
The Financial Conduct Authority (“FCA”) have now confirmed that the UK Senior Managers and Certification Regime (‘‘SMCR’’) will be extended to all sectors of the financial services industry (including consumer credit firms), at which point the majority of Cabot Credit Management Group Limited’s (“CCMG”) senior management team below the executive committee is expected to become certified persons, which could result in additional costs for CCMG. The objective of the regulation is to raise standards of conduct in financial services and to hold senior individuals accountable. The final implementation date for SMCR is December 9, 2019.
The Consumer Credit Act of 1974 (and its related regulations) and the U.K. Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. The FCA is in the process of reviewing the provisions of the Consumer Credit Act 1974, with a view to consider implementing rules into its handbook to replace the legislation. The FCA is expected to issue its final report by April 2019.
Cabot must comply with requirements established by the Data Protection Act of 2018 in relation to processing the personal data of its consumers. This legislation came into effect on May 23, 2018 to implement the EU General Data Protection Regulation (“GDPR”). This substantially replaced the Data Protection Act of 1998 and introduced significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). CCMG has made the required changes in its UK operations across its debt purchasing and servicing businesses to meet the requirements of the GDPR and the Data Protection Act 2018. A Data Protection Officer has been appointed and is supported at each UK site to promote and enforce good data protection practices.

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
The U.K. insolvency market as a whole has remained flat over the past twelve months, although we are seeing an increase in new IVAs. We believe this is driven by continued consolidation of the IVA market with a resultant focus on steering consumers in financial difficulty into IVAs. We expect that this trend will drive increased purchasing opportunities at the point large retail banks sell their insolvency portfolios.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States:
Credit card	$188,766	$121,297	$354,956	$234,023
Other	13,746	10,985	26,594	21,137
Subtotal	202,512	132,282	$381,550	$255,160
Europe:
Credit card	145,648	90,696	214,045	175,809
Other	1,364	1,561	20,282	1,561
Subtotal	147,012	92,257	234,327	177,370
Other geographies:
Credit card	8,884	17,964	19,293	27,964
Other	1,172	3,912	1,172	4,648
Subtotal	10,056	21,876	20,465	32,612
Total purchases	$359,580	$246,415	$636,342	$465,142
During the three months ended June 30, 2018, we invested $359.6 million to acquire consumer receivable portfolios, with face values aggregating $2.9 billion, for an average purchase price of 12.5% of face value. This is a $113.2 million, or 45.9%, increase in the amount invested, compared with the $246.4 million invested during the three months ended June 30, 2017, to acquire consumer receivable portfolios with face values aggregating $2.4 billion, for an average purchase price of 10.1% of face value.

During the six months ended June 30, 2018, we invested $636.3 million to acquire consumer receivable portfolios, with face values aggregating $4.7 billion, for an average purchase price of 13.6% of face value. This is a $171.2 million, or 36.8%, increase in the amount invested, compared with the $465.1 million invested during the six months ended June 30, 2017, to acquire consumer receivable portfolios with face values aggregating $4.1 billion, for an average purchase price of 11.3% of face value.
In the United States, capital deployment increased for the three and six months ended June 30, 2018, as compared to the corresponding periods in the prior year. The increases were primarily driven by continued growth in the supply of fresh portfolios. We have been successful in securing larger volume of fresh portfolios with improved expected returns.
In Europe, capital deployment for the three and six months ended June 30, 2018 increased as compared to the corresponding periods in the prior year. The increases were primarily driven by our continued strategic expansion in the European debt purchasing market and the favorable impact from foreign currency translation, due to the weakening of the U.S. dollar against the British Pound and Euro.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States:
Collection sites	$156,146	$128,351	$310,113	$260,069
Legal collections	140,955	145,009	273,597	287,973
Collection agencies	13,704	13,105	26,062	25,898
Subtotal	310,805	286,465	609,772	573,940
Europe:
Collection sites	76,793	72,171	158,804	150,199
Legal collections	35,867	32,247	67,247	61,513
Collection agencies	44,273	28,270	93,059	46,934
Subtotal	156,933	132,688	319,110	258,646
Other geographies:
Collection sites	22,259	21,313	44,430	42,435
Legal collections	2,304	1,865	4,411	3,649
Collection agencies	3,792	3,851	7,472	8,375
Subtotal	28,355	27,029	56,313	54,459
Total collections	$496,093	$446,182	$985,195	$887,045
Gross collections increased by $49.9 million, or 11.2%, to $496.1 million during the three months ended June 30, 2018, from $446.2 million during the three months ended June 30, 2017. Gross collections increased by $98.2 million, or 11.1%, to $985.2 million during the six months ended June 30, 2018, from $887.0 million during the six months ended June 30, 2017.
The increases of collections in the United States were primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. The increases in collections in Europe were primarily the result of increased purchasing volume and implementing certain liquidation improvement initiatives and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2018		2017
Revenues
Revenue from receivable portfolios	$292,662	83.7%	$263,407	90.5%
Other revenues	39,453	11.3%	18,681	6.5%
Total revenues	332,115	95.0%	282,088	97.0%
Allowance reversals on receivable portfolios, net	17,632	5.0%	8,829	3.0%
Total revenues, adjusted by net allowances	349,747	100.0%	290,917	100.0%
Operating expenses
Salaries and employee benefits	90,960	26.0%	75,786	26.1%
Cost of legal collections	51,255	14.7%	53,409	18.3%
Other operating expenses	39,039	11.2%	24,030	8.2%
Collection agency commissions	12,151	3.5%	11,494	4.0%
General and administrative expenses	41,986	12.0%	36,932	12.7%
Depreciation and amortization	10,923	3.0%	8,672	3.0%
Total operating expenses	246,314	70.4%	210,323	72.3%
Income from operations	103,433	29.6%	80,594	27.7%
Other (expense) income
Interest expense	(60,536)	(17.3)%	(50,516)	(17.4)%
Other (expense) income	(4,615)	(1.3)%	2,529	0.9%
Total other expense	(65,151)	(18.6)%	(47,987)	(16.5)%
Income from continuing operations before income taxes	38,282	11.0%	32,607	11.2%
Provision for income taxes	(11,308)	(3.3)%	(13,531)	(4.6)%
Net income	26,974	7.7%	19,076	6.6%
Net (income) loss attributable to noncontrolling interest	(676)	(0.2)%	1,179	0.4%
Net income attributable to Encore Capital Group, Inc. stockholders	$26,298	7.5%	$20,255	7.0%

	Six Months Ended June 30, 2018
	2018		2017
Revenues
Revenue from receivable portfolios	$573,671	84.8%	$513,245	91.2%
Other revenues	75,421	11.1%	38,652	6.9%
Total revenues	649,092	95.9%	551,897	98.1%
Allowance reversals on receivable portfolios, net	27,443	4.1%	10,961	1.9%
Total revenues, adjusted by net allowances	676,535	100.0%	562,858	100.0%
Operating expenses
Salaries and employee benefits	180,219	26.6%	144,064	25.6%
Cost of legal collections	105,110	15.5%	101,366	18.0%
Other operating expenses	72,787	10.8%	50,390	9.0%
Collection agency commissions	23,905	3.5%	23,056	4.1%
General and administrative expenses	81,270	12.0%	70,250	12.4%
Depreciation and amortization	21,359	3.2%	17,297	3.1%
Total operating expenses	484,650	71.6%	406,423	72.2%
Income from operations	191,885	28.4%	156,435	27.8%
Other (expense) income
Interest expense	(117,998)	(17.4)%	(99,714)	(17.7)%
Other (expense) income	(2,422)	(0.4)%	3,131	0.5%
Total other expense	(120,420)	(17.8)%	(96,583)	(17.2)%
Income from continuing operations before income taxes	71,465	10.6%	59,852	10.6%
Provision for income taxes	(20,778)	(3.1)%	(25,598)	(4.5)%
Income from continuing operations	50,687	7.5%	34,254	6.1%
Loss from discontinued operations, net of tax	—	—	(199)	0.0%
Net income	50,687	7.5%	34,055	6.1%
Net (income) loss attributable to noncontrolling interest	(2,562)	(0.4)%	8,298	1.4%
Net income attributable to Encore Capital Group, Inc. stockholders	$48,125	7.1%	$42,353	7.5%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues, adjusted by net allowances	$134,641	$—	$134,641	$89,523	$—	$89,523
Total operating expenses	(71,782)	—	(71,782)	(48,503)	—	(48,503)
Income from operations	62,859	—	62,859	41,020	—	41,020
Interest expense-non-PEC	(31,281)	—	(31,281)	(27,084)	—	(27,084)
PEC interest (expense) income	(14,970)	7,336	(7,634)	(12,573)	6,161	(6,412)
Other (expense) income	(187)	—	(187)	2,892	—	2,892
Income before income taxes	16,421	7,336	23,757	4,255	6,161	10,416
Provision for income taxes	(4,462)	—	(4,462)	(3,362)	—	(3,362)
Net income	11,959	7,336	19,295	893	6,161	7,054
Net income attributable to noncontrolling interest	(1,727)	(5,106)	(6,833)	(164)	(363)	(527)
Net income attributable to Encore Capital Group, Inc. stockholders	$10,232	$2,230	$12,462	$729	$5,798	$6,527

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Janus Holdings	Encore Europe(1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues, adjusted by net allowances	$256,866	$—	$256,866	$159,829	$—	$159,829
Total operating expenses	(143,001)	—	(143,001)	(91,830)	—	(91,830)
Income from operations	113,865	—	113,865	67,999	—	67,999
Interest expense-non-PEC	(60,027)	—	(60,027)	(52,723)	—	(52,723)
PEC interest (expense) income	(30,111)	14,756	(15,355)	(24,612)	12,061	(12,551)
Other income	591	—	591	2,540	—	2,540
Income (loss) before income taxes	24,318	14,756	39,074	(6,796)	12,061	5,265
Provision for income taxes	(9,241)	—	(9,241)	(3,182)	—	(3,182)
Net income (loss)	15,077	14,756	29,833	(9,978)	12,061	2,083
Net (income) loss attributable to noncontrolling interest	(2,431)	(6,311)	(8,742)	1,263	4,349	5,612
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$12,646	$8,445	$21,091	$(8,715)	$16,410	$7,695
_____________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
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
Other revenues consist primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. Certain of the Company’s international subsidiaries earn fee-based income by providing debt servicing (such as early stage collections, BPO, contingent collections, trace services and litigation activities) to credit originators for non-performing loans.
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
Total revenues, adjusted by net allowances, were $349.7 million during the three months ended June 30, 2018, an increase of $58.8 million, or 20.2%, compared to total revenues, adjusted by net allowances of $290.9 million during the three months ended June 30, 2017. Total revenues, adjusted by net allowances, were $676.5 million during the six months ended June 30, 2018, an increase of $113.6 million, or 20.2%, compared to total revenues, adjusted by net allowances of $562.9 million during the six months ended June 30, 2017.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 6.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and by 9.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Revenue from receivable portfolios was $292.7 million during the three months ended June 30, 2018, an increase of $29.3 million, or 11.1%, compared to $263.4 million during the three months ended June 30, 2017. The increase in portfolio revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to recent purchases in Europe and by favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.
Revenue from receivable portfolios was $573.7 million during the six months ended June 30, 2018, an increase of $60.5 million, or 11.8%, compared to $513.2 million during the six months ended June 30, 2017. The increase in portfolio revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to recent purchases in Europe and by favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

The following tables summarize collections, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2018					As of June 30, 2018
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$32,373	$30,176	93.2%	$2,221	10.3%	$—	—
2008(3)	610	43	7.0%	—	—	—	—
2009(3)	—	—	—	—	—	—	—
2010(3)	—	—	—	—	—	—	—
2011	3,613	3,282	90.8%	—	1.1%	4,140	25.0%
2012	9,667	7,878	81.5%	—	2.7%	12,852	18.8%
2013	27,965	20,656	73.9%	—	7.1%	35,527	17.0%
2014	24,899	13,203	53.0%	905	4.5%	89,843	4.5%
2015	33,564	14,299	42.6%	—	4.9%	162,239	2.7%
2016	61,885	26,711	43.2%	—	9.1%	295,276	2.8%
2017	78,626	37,602	47.8%	—	12.8%	406,730	2.9%
2018	37,603	22,843	60.7%	—	7.8%	362,611	3.1%
Subtotal	310,805	176,693	56.9%	3,126	60.3%	1,369,218	3.6%
Europe:
ZBA adjustment(4)	—	798	—	—	0.3%	—	—
ZBA(2)	13	14	107.7%	—	0.0%	—	—
2013	34,060	25,141	73.8%	11,493	8.6%	259,581	3.1%
2014	33,058	20,878	63.2%	2,537	7.1%	263,465	2.5%
2015	22,294	12,540	56.2%	452	4.3%	207,340	2.0%
2016	21,467	12,983	60.5%	—	4.4%	188,700	2.3%
2017	40,177	18,340	45.6%	—	6.3%	392,221	1.5%
2018	5,864	5,756	98.2%	—	2.0%	227,902	1.5%
Subtotal	156,933	96,450	61.5%	14,482	33.0%	1,539,209	2.1%
Other geographies:
ZBA(2)	2,977	2,976	100.0%	—	1.0%	—	—
2013(3)	—	—	—	—	—	—	—
2014	1,473	4,235	287.5%	—	1.4%	58,447	2.4%
2015	8,146	5,322	65.3%	—	1.8%	26,713	5.9%
2016	6,730	3,063	45.5%	24	1.0%	35,198	2.5%
2017	5,972	2,522	42.2%	—	0.9%	37,816	2.0%
2018	3,057	1,401	45.8%	—	0.6%	18,020	3.5%
Subtotal	28,355	19,519	68.8%	24	6.7%	176,194	3.0%
Total	$496,093	$292,662	59.0%	$17,632	100.0%	$3,084,621	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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

(3)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

(4)	Adjustment resulting from certain ZBA revenue that was classified as collections in cost recovery portfolios in prior periods.

	Three Months Ended June 30, 2017					As of June 30, 2017
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$38,051	$36,323	95.5%	$1,708	13.8%	$—	—
2007	566	74	13.1%	—	0.0%	122	4.6%
2008	1,231	531	43.1%	—	0.2%	2,931	5.2%
2009(3)	—	—	—	—	—	—	—
2010(3)	—	—	—	—	—	—	—
2011	5,577	4,724	84.7%	—	1.8%	5,634	25.0%
2012	20,382	15,056	73.9%	—	5.7%	25,461	17.2%
2013	37,956	24,445	64.4%	—	9.3%	63,270	11.2%
2014	38,582	20,785	53.9%	—	7.9%	147,907	4.3%
2015	50,498	20,444	40.5%	—	7.8%	247,554	2.5%
2016	72,671	36,386	50.1%	—	13.8%	440,502	2.6%
2017	20,951	13,122	62.6%	—	5.0%	246,557	2.8%
Subtotal	286,465	171,890	60.0%	1,708	65.3%	1,179,938	3.7%
Europe:
2013	37,774	23,342	61.8%	7,803	8.8%	248,243	3.0%
2014	34,610	21,529	62.2%	—	8.2%	297,606	2.4%
2015	26,729	14,029	52.5%	—	5.3%	243,826	1.9%
2016	24,523	12,350	50.4%		4.7%	220,573	1.8%
2017	9,052	3,864	42.7%	—	1.5%	175,883	1.6%
Subtotal	132,688	75,114	56.6%	7,803	28.5%	1,186,131	2.1%
Other geographies:
ZBA(2)	2,754	2,754	100.0%	—	1.0%	—	—
2013	223	—	—	—	0.0%	466	0.0%
2014	1,808	4,040	223.5%	—	1.5%	61,315	2.3%
2015	10,183	5,309	52.1%	—	2.0%	44,015	3.7%
2016	9,097	3,675	40.4%	(682)	1.4%	54,154	2.1%
2017	2,964	625	21.1%	—	0.2%	29,906	1.3%
Subtotal	27,029	16,403	60.7%	(682)	6.2%	189,856	2.5%
Total	$446,182	$263,407	59.0%	$8,829	100.0%	$2,555,925	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

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

(3)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Six Months Ended June 30, 2018					As of June 30, 2018
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$62,292	$58,495	93.9%	$3,950	10.2%	$—	—
2008	1,652	237	14.3%	—	0.0%	—	—
2009(3)	—	—	—	—	—	—	—
2010(3)	—	—	—	—	—	—	—
2011	7,214	6,775	93.9%	—	1.1%	4,140	25.0%
2012	19,412	16,607	85.6%	(723)	2.9%	12,852	18.8%
2013	56,522	43,443	76.9%	—	7.6%	35,527	17.0%
2014	51,598	28,152	54.6%	905	4.9%	89,843	4.5%
2015	70,514	30,435	43.2%	—	5.3%	162,239	2.7%
2016	129,587	56,042	43.2%	—	9.8%	295,276	2.8%
2017	164,837	79,573	48.3%	—	13.9%	406,730	2.9%
2018	46,144	27,867	60.4%	—	4.9%	362,611	3.1%
Subtotal	609,772	347,626	57.0%	4,132	60.6%	1,369,218	3.6%
Europe:
ZBA adjustment(4)	—	798	—	—	0.1%	—	—
ZBA(2)	18	19	105.6%	—	—	—	—
2013	70,189	50,603	72.1%	14,259	8.8%	259,581	3.1%
2014	68,866	42,827	62.2%	7,956	7.5%	263,465	2.5%
2015	46,899	26,153	55.8%	914	4.6%	207,340	2.0%
2016	45,037	26,486	58.8%	—	4.6%	188,700	2.3%
2017	81,051	33,619	41.5%	—	5.9%	392,221	1.5%
2018	7,050	7,007	99.4%	—	1.2%	227,902	1.5%
Subtotal	319,110	187,512	58.8%	23,129	32.7%	1,539,209	2.1%
Other geographies:
ZBA(2)	5,841	5,840	100.0%	—	1.0%	—	—
2013(3)	150	—	0.0%	—	0.0%	—	—
2014	3,073	8,608	280.1%	—	1.5%	58,447	2.4%
2015	16,982	10,990	64.7%	—	1.9%	26,713	5.9%
2016	14,150	6,535	46.2%	182	1.1%	35,198	2.5%
2017	12,683	4,948	39.0%	—	0.9%	37,816	2.0%
2018	3,434	1,612	46.9%	—	0.3%	18,020	3.5%
Subtotal	56,313	38,533	68.4%	182	6.7%	176,194	3.0%
Total	$985,195	$573,671	58.2%	$27,443	100%	$3,084,621	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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

(3)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

(4)	Adjustment resulting from certain ZBA revenue that was classified as collections in cost recovery portfolios in prior periods.

	Six Months Ended June 30, 2017					As of June 30, 2017
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$75,146	$71,909	95.7%	$3,227	14.0%	$—	—
2007	1,112	204	18.3%	—	0.0%	122	4.6%
2008	2,484	1,171	47.1%	613	0.2%	2,931	5.2%
2009(3)	—	—	—	—	—	—	—
2010	1,106	299	27.0%	—	0.1%	—	0.0%
2011	11,372	9,146	80.4%	—	1.8%	5,634	25.0%
2012	42,996	29,623	68.9%	—	5.8%	25,461	17.2%
2013	77,469	50,174	64.8%	—	9.8%	63,270	11.2%
2014	82,106	43,168	52.6%	—	8.4%	147,907	4.3%
2015	106,479	42,217	39.6%	—	8.2%	247,554	2.5%
2016	148,858	75,416	50.7%	—	14.7%	440,502	2.6%
2017	24,812	16,708	67.3%	—	3.3%	246,557	2.8%
Subtotal	573,940	340,035	59.2%	3,840	66.3%	1,179,938	3.7%
Europe:
2013	75,881	46,349	61.1%	7,803	9.0%	248,243	3.0%
2014	69,735	40,507	58.1%	—	7.9%	297,606	2.4%
2015	54,627	26,284	48.1%	—	5.1%	243,826	1.9%
2016	47,271	22,018	46.6%	—	4.3%	220,573	1.8%
2017	11,132	4,935	44.3%	—	1.0%	175,883	1.6%
Subtotal	258,646	140,093	54.2%	7,803	27.3%	1,186,131	2.1%
Other geographies:
ZBA(2)	5,878	5,900	100.4%	—	1.2%	—	—
2013	549	—	—	—	0.0%	466	—
2014	4,355	7,921	181.9%	—	1.5%	61,315	2.3%
2015	21,117	10,978	52.0%	—	2.1%	44,015	3.7%
2016	18,921	7,579	40.1%	(682)	1.5%	54,154	2.1%
2017	3,639	739	20.3%	—	0.1%	29,906	1.3%
Subtotal	54,459	33,117	60.8%	(682)	6.4%	189,856	2.5%
Total	$887,045	$513,245	57.9%	$10,961	100.0%	$2,555,925	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

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
Other revenues were $39.5 million and $18.7 million for the three months ended June 30, 2018 and 2017, respectively, and $75.4 million and $38.7 million for the six months ended June 30, 2018 and 2017, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The increase in other revenues in the period presented was primarily attributable to additional fee-based income earned from recently acquired fee-based service providers, primarily from the acquisition of Wescot, which was completed in November 2017.
Allowance reversals were $17.6 million and $8.8 million during the three months ended June 30, 2018 and 2017, respectively, and $27.4 million and $11.0 million for the six months ended June 30, 2018 and 2017, respectively. The increases in allowance reversals were primarily due to larger allowance reversals for our previously recorded portfolio allowances on certain European pools, as a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives during the three and six months ended June 30, 2018.
Operating Expenses
Total operating expenses were $246.3 million during the three months ended June 30, 2018, an increase of $36.0 million, or 17.1%, compared to total operating expenses of $210.3 million during the three months ended June 30, 2017. Total operating expenses were $484.7 million during the six months ended June 30, 2018, an increase of $78.3 million, or 19.2%, compared to total operating expense of $406.4 million during the six months ended June 30, 2017.
The increases in operating expenses during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, were primarily the result of expenses associated with Wescot, which was acquired in November 2017, and collections capacity expansion in the U.S.
Additionally, our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 6.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and by 9.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased by $15.2 million, or 20.0%, to $91.0 million during the three months ended June 30, 2018, from $75.8 million during the three months ended June 30, 2017. Salaries and employee benefits increased by $36.1 million, or 25.1%, to $180.2 million during the six months ended June 30, 2018, from $144.1 million during the six months ended June 30, 2017. The increase was primarily the result of an increase in headcount at our domestic sites as part of initiatives to increase collections capacity and an increase at our international subsidiaries resulting from recent acquisitions.
Stock-based compensation increased $0.4 million, or 14.8%, to $3.2 million during the three months ended June 30, 2018, from $2.8 million during the three months ended June 30, 2017. Stock-based compensation increased $1.9 million, or 55.1%, to $5.4 million during the six months ended June 30, 2018, from $3.5 million during the six months ended June 30, 2017. The increase was primarily attributable to larger expense reversals during the prior year as compared to the corresponding periods in the current year resulting from adjustments to estimated vesting of certain performance-based awards.
Cost of Legal Collections
Cost of legal collections primarily includes contingent fees paid to our network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on an estimated court cost recovery rate based on our analysis of historical court costs recovery data.
During the three months ended June 30, 2018, overall cost of legal collections decreased $2.1 million, or 4.0%, to $51.3 million, as compared to $53.4 million during the corresponding period in the prior year. The cost of legal collections in the United States decreased by $2.8 million, or 5.9% and the cost of legal collections in Europe increased slightly by $0.7 million, or 11.1% during the three months ended June 30, 2018, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 28.6% during the three months ended June 30, 2018, a decrease from 29.8% during the corresponding period in 2017. The cost of legal collections as a percentage of gross collections through this channel in the United States was 31.3% and 32.4% during the three months ended June 30, 2018 and 2017, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was consistent at 18.5% during the three months ended June 30, 2018 and 2017.
During the six months ended June 30, 2018, overall cost of legal collections increased $3.7 million, or 3.7%, to $105.1 million, as compared to $101.4 million during the corresponding period in the prior year. The cost of legal collections in the United States increased slightly by $0.1 million, or 0.2% and cost of legal collections in Europe increased by $3.9 million, or 33.3% during the six months ended June 30, 2018, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 30.4% during the six months ended June 30, 2018, an increase from 28.7% during the corresponding period in 2017. The cost of legal collections as a percentage of gross collections through this channel in the United States was 32.4% and 30.7% during the six months ended June 30, 2018 and 2017, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 23.2% and 19.0% during the six months ended June 30, 2018 and 2017, respectively.
The decreases in the cost of legal collections and cost of legal collections as a percentage of gross collections in the United States during the three months ended June 30, 2018 as compared to the corresponding period in 2017 were due to improved court cost recovery rates, more legal collections coming from internal legal channel that have lower cost-to-collect, and legal collection mix shifting towards new legal placement batches which have lower commission rates than older batches. The increases in the cost of legal collections and cost of legal collections as a percentage of gross collections in the United States during the six months ended June 30, 2018 as compared to the corresponding period in 2017 were due to increased placement volume in the legal channel during the three months ended March 31, 2018 as compared to the corresponding period in 2017, offset by the decreased cost to collect in the three months ended June 30, 2018 as compared to the corresponding period in 2017 as described above.
Other Operating Expenses
Other operating expenses increased by $15.0 million, or 62.5%, to $39.0 million during the three months ended June 30, 2018, from $24.0 million during the three months ended June 30, 2017.
Other operating expenses increased by $22.4 million, or 44.4%, to $72.8 million during the six months ended June 30, 2018, from $50.4 million during the six months ended June 30, 2017.
The increases during the there and six months ended June 30, 2018 as compared to the corresponding periods in the prior year were primarily due to increases in new domestic marketing programs and mailing initiatives and increases at our international subsidiaries resulting from recent acquisitions.
Collection Agency Commissions
During the three months ended June 30, 2018, we incurred $12.2 million in commissions to third-party collection agencies, or 19.7% of the related gross collections of $61.8 million. During the period, the commission rate as a percentage of related gross collections was 5.1% and 23.4% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended June 30, 2017, we incurred $11.5 million in commissions, or 25.4%, of the related gross collections of $45.2 million. During the period, the commission rate as a percentage of related gross collections was 9.8% and 30.4% for our collection outsourcing channels in the United States and Europe, respectively.
During the six months ended June 30, 2018, we incurred $23.9 million in commissions to third-party collection agencies, or 18.9% of the related gross collections of $126.6 million. During the period, the commission rate as a percentage of related gross collections was 5.3% and 21.8% for our collection outsourcing channels in the United States and Europe, respectively. During the six months ended June 30, 2017, we incurred $23.1 million in commissions, or 28.4%, of the related gross collections of $81.2 million. During the period, the commission rate as a percentage of related gross collections was 8.7% and 37.1% for our collection outsourcing channels in the United States and Europe, respectively.
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
General and Administrative Expenses
General and administrative expenses increased $5.1 million, or 13.7%, to $42.0 million during the three months ended June 30, 2018, from $36.9 million during the three months ended June 30, 2017.
General and administrative expenses increased $11.0 million, or 15.7%, to $81.3 million during the six months ended June 30, 2018, from $70.3 million during the six months ended June 30, 2017.
The increases were primarily due to additional infrastructure costs at our domestic sites and additional general and administrative expenses at our international subsidiaries related to our recent acquisitions.

Depreciation and Amortization
Depreciation and amortization expense increased by $2.2 million, or 26.0%, to $10.9 million during the three months ended June 30, 2018, from $8.7 million during the three months ended June 30, 2017. Depreciation and amortization expense increased by $4.1 million, or 23.5%, to $21.4 million during the six months ended June 30, 2018, from $17.3 million during the six months ended June 30, 2017.
The increases were primarily attributable to additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.
Interest Expense
Interest expense increased to $60.5 million during the three months ended June 30, 2018, from $50.5 million during the three months ended June 30, 2017. Interest expense increased to $118.0 million during the six months ended June 30, 2018, from $99.7 million during the six months ended June 30, 2017.
The following table summarizes our interest expense (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change
Stated interest on debt obligations	$46,842	$39,301	$7,541
Interest expense on preferred equity certificates	7,634	6,412	1,222
Amortization of loan fees and other loan costs	3,477	3,353	124
Amortization of debt discount	2,583	2,531	52
Accretion of debt premium	—	(1,081)	1,081
Total interest expense	$60,536	$50,516	$10,020

	Six Months Ended June 30,
	2018	2017	$ Change
Stated interest on debt obligations	$91,198	$77,172	$14,026
Interest expense on preferred equity certificates	15,355	12,551	2,804
Amortization of loan fees and other loan costs	6,550	6,961	(411)
Amortization of debt discount	4,895	5,127	(232)
Accretion of debt premium	—	(2,097)	2,097
Total interest expense	$117,998	$99,714	$18,284
The payment of the accumulated interest on the PECs issued in connection with the acquisition of a controlling interest in Cabot will only be satisfied in connection with the disposition of the noncontrolling interest of J.C. Flowers & Co. LLC and management.
The increases in interest expense during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017 were primarily attributable to higher balances on fixed rate senior secured notes in the United States, higher balances outstanding on Cabot’s credit facilities and the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound, offset by lower interest expense as a result of various refinancing activities at Cabot during the third quarter of 2017.

Other Income and Expense
Other income and expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $4.6 million during the three months ended June 30, 2018, compared to other income of $2.5 million during the three months ended June 30, 2017. Other expense was $2.4 million during the six months ended June 30, 2018 compared to other income of $3.1 million during the six months ended June 30, 2017. Other expense during the three and six months ended June 30, 2018 was primarily the result of a loss on derivative contract of $6.6 million, partially offset by foreign currency exchanges gains recognized in these periods. In anticipation of the completion of the Cabot Transaction, on May 8, 2018, we entered into a foreign exchange forward contract with a notional amount of £176.0 million, which was approximately the anticipated cash consideration for the Cabot Transaction. As of June 30, 2018, the fair value of the forward contract was a liability of $6.6 million, as a result, we recognized this loss as other expense during the three months ended June 30, 2018. On August 3, 2018, we settled this contract in cash and recognized a total loss of $9.3 million. This loss was substantially offset by the decrease of final cash consideration in U.S. dollars for the Cabot Transaction. Other income recognized in the three and six months ended June 30, 2017, was primarily driven by the recognition of foreign exchange gains.
Income Taxes
We recorded income tax expense on income from continuing operations of $11.3 million and $13.5 million during the three months ended June 30, 2018 and 2017, respectively, and $20.8 million and $25.6 million during the six months ended June 30, 2018 and 2017, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, while also implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The decreases in our income tax expense for the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017 were primarily due to the reduction of the U.S. corporate tax rate as a result of the Tax Reform Act.
Due to the complexities involved in accounting for the Tax Reform Act, Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowed us to record provisional amounts in earnings for the year ended December 31, 2017. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates. During the three and six months ended June 30, 2018, there were no changes made to the provisional amounts recognized in 2017.
The Tax Reform Act subjects U.S. shareholders to a tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. Under U.S. GAAP, relating to GILTI, we are allowed to make an accounting policy choice to either (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of deferred taxes (the “deferred method”). We have elected to treat taxes due on future U.S. inclusions in taxable income as a current period expense at June 30, 2018. We have reasonably estimated provisional amounts related to GILTI, based on current year operations only, and have included such amounts in our financial statements.
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

The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Federal provision	21.0%	35.0%	21.0%	35.0%
State provision	1.5%	3.2%	1.5%	3.2%
International provision(1)	8.5%	2.9%	7.8%	3.7%
Permanent items	(0.5)%	0.3%	(0.1)%	0.4%
Other(2)	(1.0)%	0.1%	(1.1)%	0.5%
Effective rate	29.5%	41.5%	29.1%	42.8%
________________________

(1)	Relates primarily to the lower tax rates attributable to international operations, and the impact of valuation allowances recorded on foreign loss jurisdictions.

(2)	Includes impact of discrete items.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.
In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since we operate in foreign countries with varying tax rates, the magnitude of the impact of the results the international operations has on our quarterly effective tax rate is dependent on the level of income or loss from our international operations in the period.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2018 and 2017 was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.7 million at June 30, 2018. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $10.0 million as of June 30, 2018. The gross unrecognized tax benefits did not materially change from December 31, 2017.
Of the $181.7 million of cash and cash equivalents as of June 30, 2018, $150.6 million was held outside of the United States. Following the enactment of the Tax Reform Act and associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. We maintain non-U.S. funds in our foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements, and (iii) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. We continue to evaluate the impact of the Tax Reform Act on our election to indefinitely reinvest certain of our non-U.S. earnings. As of June 30, 2018, management believes that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	40.8%	44.5%	42.2%	42.5%
Europe	29.1%	29.7%	28.2%	29.1%
Other geographies	46.7%	48.1%	47.2%	49.6%
Overall cost per dollar collected	37.5%	40.3%	38.0%	39.0%
Our overall cost per dollar collected (or “cost-to-collect”) decreased 280 basis points to 37.5% for the three months ended June 30, 2018 , from 40.3% during the corresponding period in the prior year. Overall cost-to-collect decreased 100 basis points to 38.0% during the six months ended June 30, 2018, from 39.0% during the corresponding period in the prior year. Cost-to-collect decreased in all geographies during the periods presented.
Cost-to-collect in the United States decreased due to a combination of (a) collection mix shifting towards non-legal collection, which has lower cost-to-collect, (b) higher total collections that blended down fixed cost and reduced overall cost-to-collect, and (c) reduced cost-to-collect in the legal channel that is driven by improved court cost recovery rates, more legal collections coming from internal legal channel that has lower cost-to-collect, and legal collection mix shifting towards new legal placement batches, which have a lower commission rates than older batches.
Cost-to-collect in Europe decreased primarily due to Cabot’s continued investment in operational processes and technology to drive efficiencies in the collection process and the optimization of collection strategies.
We expect to continue to incur upfront costs in building collection channels in connection with any growth in our presence in the Latin American and Asia Pacific markets. As a result, cost-to-collect in other geographies may become elevated in the near term and may fluctuate over time.
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

The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP, to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. During the periods in which GAAP diluted earnings per share includes the dilutive effect of common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes, we present those metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the impact of those notes and the related hedging transactions to shareholders, with “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns. The average stock price during the three and six months ended June 30, 2018 did not exceed the conversion price of our convertible senior notes, therefore, our GAAP diluted earnings per share did not include any dilutive effect attributable to our convertible senior notes, as a result, the adjusted income from continuing operations per diluted shares-accounting and per diluted shares-economic was the same during the respective periods presented below (in thousands, except per share data):

	Three Months Ended June 30,
	2018		2017
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$26,298	$1.00	$20,255	$0.77	$0.77
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	3,070	0.12	3,078	0.12	0.12
Acquisition, integration and restructuring related expenses(1)	3,655	0.14	3,520	0.13	0.14
Gain on fair value adjustments to contingent consideration(2)	(2,378)	(0.09)	(2,773)	(0.10)	(0.10)
Amortization of certain acquired intangible assets(3)	2,436	0.09	588	0.02	0.02
Loss on derivatives in connection with the Cabot Transaction(4)	6,578	0.25	—	—	—
Income tax effect of the adjustments(5)	(4,618)	(0.18)	(943)	(0.04)	(0.04)
Adjustments attributable to noncontrolling interest(6)	10	—	(812)	(0.03)	(0.03)
Adjusted income attributable to Encore	$35,051	$1.33	$22,913	$0.87	$0.88
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

(4)
Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the Cabot Transaction. We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Six Months Ended June 30,
	2018		2017
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$48,125	$1.82	$42,552	$1.62	$1.63
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	6,105	0.24	6,092	0.23	0.23
Acquisition, integration and restructuring related expenses(1)	4,227	0.17	4,375	0.17	0.17
Gain on fair value adjustments to contingent consideration(2)	(4,652)	(0.18)	(2,773)	(0.10)	(0.10)
Amortization of certain acquired intangible assets(3)	4,504	0.17	1,148	0.04	0.04
Expenses related to Cabot IPO(4)	2,984	0.11	—	—	—
Loss on derivatives in connection with the Cabot Transaction(5)	6,578	0.25	—	—	—
Income tax effect of the adjustments(6)	(5,428)	(0.21)	(2,432)	(0.09)	(0.09)
Adjustments attributable to noncontrolling interest(7)	(1,548)	(0.06)	(1,294)	(0.05)	(0.05)
Adjusted income attributable to Encore	$60,895	$2.31	$47,668	$1.82	$1.83
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

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

(4)
Amount represents expenses related to our previous consideration of a potential initial public offering by our subsidiary Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)
Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the Cabot Transaction. We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income, as reported	$26,974	$19,076	$50,687	$34,055
Adjustments:
Loss from discontinued operations, net of tax	—	—	—	199
Interest expense	60,536	50,516	117,998	99,714
Interest income	(1,082)	(919)	(2,099)	(1,698)
Provision for income taxes	11,308	13,531	20,778	25,598
Depreciation and amortization	10,923	8,672	21,359	17,297
Stock-based compensation expense	3,169	2,760	5,445	3,510
Acquisition, integration and restructuring related expenses(1)	3,655	3,520	4,227	4,375
Gain on fair value adjustments to contingent consideration(2)	(2,378)	(2,773)	(4,652)	(2,773)
Loss on derivatives in connection with the Cabot Transaction(3)	6,578	—	6,578	—
Expenses related to Cabot IPO(4)	—	—	2,984	—
Adjusted EBITDA	$119,683	$94,383	$223,305	$180,277

Collections applied to principal balance(5)	$185,799	$173,946	$384,081	$362,839
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

(3)
Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the Cabot Transaction. We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(4)
Amount represents expenses related to our previous consideration of a potential initial public offering by our subsidiary Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)	Amount represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios.

Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for our portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out operating expenses related to non-portfolio purchasing and recovery business, acquisition, integration and restructuring related operating expenses, stock-based compensation expense, settlement fees and related administrative expenses and other charges or gains that are not indicative of ongoing operations. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP total operating expenses, as reported	$246,314	$210,323	$484,650	$406,423
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(56,052)	(26,984)	(102,666)	(54,930)
Acquisition, integration and restructuring related expenses(2)	(3,655)	(3,520)	(4,227)	(4,375)
Stock-based compensation expense	(3,169)	(2,760)	(5,445)	(3,510)
Gain on fair value adjustments to contingent consideration(3)	2,378	2,773	4,652	2,773
Expenses related to Cabot IPO(4)	—	—	(2,984)	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$185,816	$179,832	$373,980	$346,381
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

(3)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

(4)
Amount represents expenses related to our previous consideration of a potential initial public offering by our subsidiary Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2018
		<2009	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total(2)	CCM(3)
United States:
<2009	$1,150,788	$2,130,303	$390,929	$271,768	$184,022	$126,081	$90,827	$66,219	$54,084	$43,876	$36,141	$15,467	$3,409,717	3.0
2009	252,951	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	22,835	9,838	824,047	3.3
2010	357,306	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	15,909	1,099,456	3.1
2011	383,812	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	21,272	1,074,968	2.8
2012	548,845	—	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	26,210	1,187,805	2.2
2013	551,997	—	—	—	—	—	230,051	397,646	298,068	203,386	147,503	58,416	1,335,070	2.4
2014	518,177	—	—	—	—	—	—	144,178	307,814	216,357	142,147	51,598	862,094	1.7
2015	499,977	—	—	—	—	—	—	—	105,610	231,102	186,391	70,514	593,617	1.2
2016	554,776	—	—	—	—	—	—	—	—	110,875	283,035	129,586	523,496	0.9
2017	531,367	—	—	—	—	—	—	—	—	—	111,902	164,837	276,739	0.5
2018	380,723	—	—	—	—	—	—	—	—	—	—	46,125	46,125	0.1
Subtotal	5,730,719	2,130,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	609,772	11,233,134	2.0
Europe:
2013	619,079	—	—	—	—	—	134,259	249,307	212,129	165,610	146,993	70,189	978,487	1.6
2014	630,342	—	—	—	—	—	—	135,549	198,127	156,665	137,806	68,866	697,013	1.1
2015	423,305	—	—	—	—	—	—	—	65,870	127,084	103,823	46,899	343,676	0.8
2016	258,856	—	—	—	—	—	—	—	—	44,641	97,587	45,087	187,315	0.7
2017	464,119	—	—	—	—	—	—	—	—	—	68,111	81,051	149,162	0.3
2018	234,326	—	—	—	—	—	—	—	—	—	—	7,018	7,018	0.0
Subtotal	2,630,027	—	—	—	—	—	134,259	384,856	476,126	494,000	554,320	319,110	2,362,671	0.9
Other geographies:
2012	6,721	—	—	—	—	—	3,848	2,561	1,208	542	551	218	8,928	1.3
2013	29,568	—	—	—	—	—	6,617	17,615	10,334	4,606	3,339	1,462	43,973	1.5
2014	86,989	—	—	—	—	—	—	9,652	16,062	18,403	9,813	4,376	58,306	0.7
2015	91,086	—	—	—	—	—	—	—	15,061	57,064	43,499	18,071	133,695	1.5
2016	79,797	—	—	—	—	—	—	—	—	29,269	39,710	16,068	85,047	1.1
2017	58,108	—	—	—	—	—	—	—	—	—	15,471	12,685	28,156	0.5
2018	20,458	—	—	—	—	—	—	—	—	—	—	3,433	3,433	0.2
Subtotal	372,727	—	—	—	—	—	10,465	29,828	42,665	109,884	112,383	56,313	361,538	1.0
Total	$8,733,473	$2,130,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$985,195	$13,957,343	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2018, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2018 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2009	$1,150,788	$3,409,717	$55,837	$3,465,554	3.0
2009	252,951	824,047	43,321	867,368	3.4
2010	357,306	1,099,456	74,906	1,174,362	3.3
2011	383,812	1,074,968	98,966	1,173,934	3.1
2012	548,845	1,187,805	112,836	1,300,641	2.4
2013(3)	551,997	1,335,070	201,533	1,536,603	2.8
2014(3)	518,177	862,094	212,391	1,074,485	2.1
2015	499,977	593,617	299,445	893,062	1.8
2016	554,776	523,496	539,388	1,062,884	1.9
2017	531,367	276,739	824,427	1,101,166	2.1
2018	380,723	46,125	737,518	783,643	2.1
Subtotal	5,730,719	11,233,134	3,200,568	14,433,702	2.5
Europe:
2013(3)	619,079	978,487	801,700	1,780,187	2.9
2014(3)	630,342	697,013	706,443	1,403,456	2.2
2015(3)	423,305	343,676	451,095	794,771	1.9
2016	258,856	187,315	419,008	606,323	2.3
2017	464,119	149,162	791,446	940,608	2.0
2018	234,326	7,018	427,835	434,853	1.9
Subtotal	2,630,027	2,362,671	3,597,527	5,960,198	2.3
Other geographies:
2012	6,721	8,928	1,076	10,004	1.5
2013	29,568	43,973	3,140	47,113	1.6
2014	86,989	58,306	127,062	185,368	2.1
2015(3)	91,086	133,695	84,769	218,464	2.4
2016	79,797	85,047	75,320	160,367	2.0
2017	58,108	28,156	86,725	114,881	2.0
2018	20,458	3,433	39,991	43,424	2.1
Subtotal	372,727	361,538	418,083	779,621	2.1
Total	$8,733,473	$13,957,343	$7,216,178	$21,173,521	2.4
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through June 30, 2018, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2018(3)	2019	2020	2021	2022	2023	2024	2025	2026	>2026	Total
United States:
<2009	$12,385	$20,566	$11,941	$6,694	$3,293	$958	$—	$—	$—	$—	$55,837
2009	8,191	13,561	8,814	5,729	3,724	2,421	881	—	—	—	43,321
2010	13,316	22,849	14,922	9,700	6,305	4,098	2,664	1,052	—	—	74,906
2011	18,389	28,791	19,006	12,632	8,211	5,337	3,469	2,255	876	—	98,966
2012	22,445	32,417	20,886	13,692	9,081	5,903	3,837	2,494	1,621	460	112,836
2013(4)	46,256	74,691	34,151	21,903	14,251	6,282	1,634	1,062	690	613	201,533
2014(4)	41,579	60,452	38,764	25,147	16,580	11,000	7,268	4,724	3,071	3,806	212,391
2015	58,483	85,315	56,488	34,177	22,459	15,034	10,107	6,721	4,329	6,332	299,445
2016	102,393	150,367	101,660	66,362	40,128	26,740	18,139	12,334	8,218	13,047	539,388
2017	141,027	252,344	160,065	102,898	64,907	39,030	25,548	17,651	12,312	8,645	824,427
2018	90,372	215,712	162,775	94,833	62,535	41,078	26,167	18,612	13,519	11,915	737,518
Subtotal	554,836	957,065	629,472	393,767	251,474	157,881	99,714	66,905	44,636	44,818	3,200,568
Europe:
2013(4)	61,985	113,623	103,400	94,556	85,734	76,868	68,432	60,896	54,397	81,809	801,700
2014(4)	59,166	105,315	92,463	82,593	72,141	63,708	56,146	48,046	42,758	84,107	706,443
2015(4)	42,286	69,201	57,918	49,382	42,947	37,756	32,641	27,977	24,143	66,844	451,095
2016	40,959	64,747	63,463	63,809	41,428	29,317	23,508	22,051	27,692	42,034	419,008
2017	71,036	129,748	106,709	90,883	75,949	64,502	54,967	45,442	38,273	113,937	791,446
2018	24,973	69,091	72,740	54,213	42,694	34,250	29,559	25,218	21,430	53,667	427,835
Subtotal	300,405	551,725	496,693	435,436	360,893	306,401	265,253	229,630	208,693	442,398	3,597,527
Other geographies:
2012	224	312	230	194	116	—	—	—	—	—	1,076
2013	969	1,094	601	405	69	2	—	—	—	—	3,140
2014	7,266	24,037	28,272	24,281	21,844	15,159	6,203	—	—	—	127,062
2015(4)	14,543	22,559	16,965	11,855	8,037	5,308	3,125	2,314	63	—	84,769
2016	13,715	21,757	16,037	10,484	5,669	3,321	2,150	1,557	630	—	75,320
2017	9,597	19,229	15,706	13,720	12,088	9,513	4,076	1,486	992	318	86,725
2018	6,034	10,073	7,923	5,664	4,076	2,890	1,489	811	569	462	39,991
Subtotal	52,348	99,061	85,734	66,603	51,899	36,193	17,043	6,168	2,254	780	418,083
Total	$907,589	$1,607,851	$1,211,899	$895,806	$664,266	$500,475	$382,010	$302,703	$255,583	$487,996	$7,216,178
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of June 30, 2018, ERC for Zero Basis Portfolios include approximately $267.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies were immaterial.

(2)
The collection forecast of each pool in the calculation of accretion revenue is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in the presentation of ERC but are not included in the calculation of IRRs.

(3)	2018 amount consists of six months data from July 1, 2018 to December 31, 2018.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2018	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2011	$4,140	$383,812	1.1%	0.1%
2012	12,852	548,845	2.3%	0.4%
2013(2)	35,527	551,997	6.4%	1.2%
2014(2)	89,843	518,177	17.3%	2.9%
2015	162,239	499,977	32.4%	5.3%
2016	295,276	554,776	53.2%	9.6%
2017	406,730	531,367	76.5%	13.2%
2018	362,611	380,723	95.2%	11.8%
Subtotal	1,369,218	3,969,674	34.5%	44.4%
Europe:
2013(2)	259,581	619,079	41.9%	8.4%
2014(2)	263,465	630,342	41.8%	8.5%
2015(2)	207,340	423,305	49.0%	6.7%
2016	188,700	258,856	72.9%	6.1%
2017	392,221	464,119	84.5%	12.7%
2018	227,902	234,326	97.3%	7.4%
Subtotal	1,539,209	2,630,027	58.5%	49.9%
Other geographies:
2014	58,447	86,989	67.2%	1.9%
2015(2)	26,713	91,086	29.3%	0.9%
2016	35,198	79,797	44.1%	1.1%
2017	37,816	58,108	65.1%	1.2%
2018	18,020	20,458	88.1%	0.6%
Subtotal	176,194	336,438	52.4%	5.7%
Total	$3,084,621	$6,936,139	44.5%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of June 30, 2018, we had $3.1 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2018(1)	$179,002	$77,326	$6,949	$263,277
2019	390,686	173,756	25,346	589,788
2020	299,210	196,430	36,217	531,857
2021	185,017	179,629	32,621	397,267
2022	118,972	146,633	30,610	296,215
2023	76,796	126,394	24,993	228,183
2024	49,684	115,990	12,601	178,275
2025	33,563	107,788	4,510	145,861
2026	22,093	109,363	1,738	133,194
2027	12,139	104,524	550	117,213
2028	2,056	94,817	59	96,932
2029	—	49,325	—	49,325
2030	—	27,437	—	27,437
2031	—	18,320	—	18,320
2032	—	10,175	—	10,175
2033	—	1,302	—	1,302
Total	$1,369,218	$1,539,209	$176,194	$3,084,621
________________________

(1)	2018 amount consists of six months data from July 1, 2018 to December 31, 2018.

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of June 30,
	2018		2017
	Domestic	International	Domestic	International
General & Administrative	1,014	2,721	880	2,253
Account Manager	465	4,463	322	3,391
Total	1,479	7,184	1,202	5,644

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2016	1,450	$3,544,338	$256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762
Q2 2018	1,031	2,870,456	359,580

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017

	(Unaudited)
Net cash provided by operating activities	$97,627	$71,290
Net cash used in investing activities	(240,887)	(115,075)
Net cash provided by financing activities	121,035	35,849
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
Net cash provided by operating activities was $97.6 million and $71.3 million during the six months ended June 30, 2018 and 2017, respectively. Cash provided by operating activities during the six months ended June 30, 2018 was primarily related to net income of $50.7 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the six months ended June 30, 2017 was primarily related to net income of $34.1 million, adjustments for discontinued operations, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $240.9 million and $115.1 million during the six months ended June 30, 2018 and 2017, respectively.
The cash flows used in investing activities during the six months ended June 30, 2018 were primarily related to receivable portfolio purchases of $633.0 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $415.2 million. The cash flows used in investing activities during the six months ended June 30, 2017 were primarily related to receivable portfolio purchases of $464.5 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $371.3 million.

Capital expenditures for fixed assets acquired with internal cash flows were $24.7 million and $12.0 million for the six months ended June 30, 2018 and 2017, respectively.
Financing Cash Flows
Net cash provided by financing activities was $121.0 million and $35.8 million during the six months ended June 30, 2018 and 2017, respectively.
The cash provided by financing activities during the six months ended June 30, 2018 primarily reflects $425.7 million in borrowings under our credit facilities, offset by $292.4 million in repayments of amounts outstanding under our credit facilities. The cash provided by financing activities during the six months ended June 30, 2017 primarily reflects $331.0 million in borrowings under our credit facilities and $150.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2022, offset by $373.3 million in repayments of amounts outstanding under our credit facilities and $60.4 million repayments of Encore’s convertible notes due 2017.
Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, senior secured notes borrowings, convertible debt offerings, and equity offerings. From time to time, depending on the capital markets, we consider additional financings to fund our operations and acquisitions. Our primary cash requirements have included the purchase of receivable portfolios, the acquisition of U.S. and international entities, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $794.6 million (the “Revolving Credit Facility”), a term loan facility of $203.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and an accordion feature that allows us to increase the Revolving Credit Facility by an additional $250.0 million (approximately $150.3 million of which had been exercised as of June 30, 2018). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $117.6 million expiring in February 2019 and (2) a subtranche of the Term Loan Facility of $9.1 million, expiring in February 2019. As of June 30, 2018, we had $376.0 million outstanding and $243.5 million of availability under the Revolving Credit Facility and $200.8 million outstanding under the Term Loan Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £295.0 million (the “Cabot Credit Facility”). As of June 30, 2018, we had £184.7 million (approximately $243.9 million) outstanding and £110.3 million (approximately $145.7 million) of availability under the Cabot Credit Facility.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Senior Secured Credit Facilities and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 8, “Debt, net” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at June 30, 2018 consisted of $31.1 million held by U.S.-based entities and $150.6 million held by foreign entities. Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to third party clients. The balance of cash held for clients was $22.7 million at June 30, 2018. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At June 30, 2018, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Interest Rates. At June 30, 2018, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., JCF III Europe Holdings LP, JCF III Europe S.à r.l., Janus Holdings Luxembourg S.à r.l and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2018)

10.2
Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., Janus Holdings Luxembourg S.à r.l, certain management shareholders of Cabot Holdings S.à r.l. Luxembourg and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2018)

10.2.1
First Amendment, dated May 10, 2018, to the Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., Janus Holdings Luxembourg S.à r.l, certain management shareholders of Cabot Holdings S.à r.l. Luxembourg and the other parties named therein (filed herewith)

10.3	Extension Agreement, dated May 29, 2018, by and among Encore Capital Group, Inc., Fifth Third Bank, Suntrust Bank, and each of the guarantors party thereto (filed herewith)

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
Date: August 8, 2018