Form 10-Q
period 2018-09-30
ENCORE CAPITAL GROUP INC
filed 2018-11-07
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒ Accelerated filer   ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, $0.01 par value	30,852,178 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$204,649	$212,139
Investment in receivable portfolios, net	3,109,116	2,890,613
Deferred court costs, net	94,017	79,963
Property and equipment, net	96,429	76,276
Other assets	244,602	302,728
Goodwill	898,591	928,993
Total assets	$4,647,404	$4,490,712
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$274,213	$284,774
Debt, net	3,561,467	3,446,876
Other liabilities	33,279	35,151
Total liabilities	3,868,959	3,766,801
Commitments and contingencies
Redeemable noncontrolling interest	1,231	151,978
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 30,852 shares and 25,801 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	309	258
Additional paid-in capital	207,985	42,646
Accumulated earnings	673,153	616,314
Accumulated other comprehensive loss	(103,394)	(77,356)
Total Encore Capital Group, Inc. stockholders’ equity	778,053	581,862
Noncontrolling interest	(839)	(9,929)
Total equity	777,214	571,933
Total liabilities, redeemable equity and equity	$4,647,404	$4,490,712
The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”) included in the consolidated statements of financial condition above. Most assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities exclude amounts where creditors or beneficial interest holders have recourse to the general credit of the Company. See Note 10, “Variable Interest Entities” for additional information on the Company’s VIEs.

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$471	$88,902
Investment in receivable portfolios, net	444,503	1,342,300
Deferred court costs, net	—	26,482
Property and equipment, net	—	23,138
Other assets	8,212	122,263
Goodwill	—	724,054
Liabilities
Accounts payable and accrued liabilities	$3,514	$151,208
Debt, net	390,690	2,014,202
Other liabilities	—	1,494
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Revenue from receivable portfolios	$295,357	$264,024	$869,028	$777,269
Other revenues	37,388	23,111	112,809	61,763
Total revenues	332,745	287,135	981,837	839,032
Allowance reversals on receivable portfolios, net	4,029	19,564	31,472	30,525
Total revenues, adjusted by net allowances	336,774	306,699	1,013,309	869,557
Operating expenses
Salaries and employee benefits	95,634	77,232	275,853	221,296
Cost of legal collections	50,473	48,094	155,583	149,460
Other operating expenses	30,691	25,859	103,478	76,249
Collection agency commissions	10,682	10,622	34,587	33,678
General and administrative expenses	41,893	32,500	123,163	102,750
Depreciation and amortization	9,873	8,522	31,232	25,819
Total operating expenses	239,246	202,829	723,896	609,252
Income from operations	97,528	103,870	289,413	260,305
Other (expense) income
Interest expense	(65,094)	(52,755)	(183,092)	(152,469)
Other (expense) income	(2,539)	8,873	(4,961)	12,004
Total other expense	(67,633)	(43,882)	(188,053)	(140,465)
Income from continuing operations before income taxes	29,895	59,988	101,360	119,840
Provision for income taxes	(16,879)	(17,844)	(37,657)	(43,442)
Income from continuing operations	13,016	42,144	63,703	76,398
Loss from discontinued operations, net of tax	—	—	—	(199)
Net income	13,016	42,144	63,703	76,199
Net loss (income) attributable to noncontrolling interest	7,709	(13,950)	5,147	(5,652)
Net income attributable to Encore Capital Group, Inc. stockholders	$20,725	$28,194	$68,850	$70,547
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$20,725	$28,194	$68,850	$70,746
Loss from discontinued operations, net of tax	—	—	—	(199)
Net income	$20,725	$28,194	$68,850	$70,547

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$0.69	$1.08	$2.52	$2.73
Discontinued operations	—	—	—	(0.01)
Net basic earnings per share	$0.69	$1.08	$2.52	$2.72
Diluted earnings (loss) per share from:
Continuing operations	$0.69	$1.05	$2.49	$2.68
Discontinued operations	—	—	—	(0.01)
Net diluted earnings per share	$0.69	$1.05	$2.49	$2.67

Weighted average shares outstanding:
Basic	29,867	26,011	27,372	25,957
Diluted	30,121	26,736	27,663	26,406
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$13,016	$42,144	$63,703	$76,199
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized (loss) gain on derivative instruments	(1,152)	(264)	(3,306)	1,170
Income tax effect	284	103	823	(409)
Unrealized (loss) gain on derivative instruments, net of tax	(868)	(161)	(2,483)	761
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(6,919)	9,712	(23,436)	32,000
Other comprehensive (loss) income, net of tax	(7,787)	9,551	(25,919)	32,761
Comprehensive income	5,229	51,695	37,784	108,960
Comprehensive (income) loss attributable to noncontrolling interest:
Net loss (income)	7,709	(13,950)	5,147	(5,652)
Unrealized loss (gain) on foreign currency translation	1,293	(594)	(119)	(2,003)
Comprehensive loss (income) attributable to noncontrolling interest	9,002	(14,544)	5,028	(7,655)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$14,231	$37,151	$42,812	$101,305
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2017	25,801	$258	$42,646	$616,314	$(77,356)	$(9,929)	$571,933
Net income (loss)	—	—	—	68,850	—	(969)	67,881
Other comprehensive (loss) gain, net of tax	—	—	—	—	(26,038)	433	(25,605)
Change in fair value of redeemable noncontrolling interest	—	—	19,430	(12,011)	—	—	7,419
Purchase of noncontrolling interest	—	—	—	—	—	9,626	9,626
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	132	2	(1,934)	—	—	—	(1,932)
Issuance of common stock	4,920	49	181,138	—	—	—	181,187
Stock-based compensation	—	—	10,452	—	—	—	10,452
Issuance of exchangeable notes	—	—	14,009	—	—	—	14,009
Exchangeable notes hedge transactions	—	—	(17,785)	—	—	—	(17,785)
Net equity adjustment on Cabot Transaction	—	—	(43,097)	—	—	—	(43,097)
Other	—	—	3,126	—	—	—	3,126
Balance at September 30, 2018	30,853	$309	$207,985	$673,153	$(103,394)	$(839)	$777,214

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$63,703	$76,199
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	199
Depreciation and amortization	31,232	25,819
Other non-cash expense, net	30,453	24,768
Stock-based compensation expense	10,452	7,041
Loss (gain) on derivative instruments, net	10,648	(2,714)
Deferred income taxes	18,733	(5,396)
Allowance reversals on receivable portfolios, net	(31,472)	(30,525)
Other, net	(9,690)	330
Changes in operating assets and liabilities
Deferred court costs and other assets	(19,537)	(20,094)
Prepaid income tax and income taxes payable	21,419	15,565
Accounts payable, accrued liabilities and other liabilities	(5,919)	(9,501)
Net cash provided by operating activities	120,022	81,691
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(5,623)
Purchases of receivable portfolios, net of put-backs	(881,789)	(739,478)
Collections applied to investment in receivable portfolios, net	615,010	549,544
Purchases of property and equipment	(37,436)	(20,518)
(Payment) proceeds from derivative instruments, net	(28,656)	6,140
Other, net	6,800	2,155
Net cash used in investing activities	(326,071)	(207,780)
Financing activities:
Payment of loan costs	(6,440)	(19,910)
Proceeds from credit facilities	766,471	928,141
Repayment of credit facilities	(465,666)	(972,453)
Proceeds from senior secured notes	—	325,000
Repayment of senior secured notes	(1,029)	(203,212)
Proceeds from issuance of convertible senior notes	172,500	150,000
Repayment of convertible senior notes	—	(60,406)
Proceeds from convertible hedge instruments	—	5,580
Proceeds from other debt	9,090	8,318
Repayment of other debt	(23,450)	(4,309)
Payment for the purchase of PECs and noncontrolling interest	(234,101)	—
Payment of direct and incremental costs relating to Cabot Transaction	(8,622)	—
Other, net	(3,826)	(1,440)
Net cash provided by financing activities	$204,927	155,309
Net (decrease) increase in cash and cash equivalents	(1,122)	29,220
Effect of exchange rate changes on cash and cash equivalents	(6,368)	9,261
Cash and cash equivalents, beginning of period	212,139	149,765
Cash and cash equivalents, end of period	$204,649	$188,246

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
Encore’s subsidiary Midland Credit Management (together with its subsidiaries and domestic affiliates, “Midland”) is a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Cabot Credit Management plc (together with its subsidiaries, “Cabot”), Encore’s largest international subsidiary, is one of the largest credit management services providers in Europe and is a market leader in the United Kingdom and Ireland. Previously, Encore controlled Cabot via its majority ownership interest in the indirect holding company of Cabot, Janus Holdings S.a r.l. (“Janus Holdings”). On July 24, 2018, the Company completed the purchase of all the outstanding interests of Cabot not owned by the Company. As a result, Cabot became a wholly owned subsidiary of Encore. These are the Company’s primary operations.
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
Basis of Consolidation
The condensed consolidated financial statements have been prepared in conformity with GAAP and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates variable interest entities (“VIE”s), for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 10, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Recent Accounting Pronouncements
Other than the adoption of the standards discussed above, there have been no new accounting pronouncements made effective during the three and nine months ended September 30, 2018 that have significance, or potential significance, to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company did not early adopt this guidance for its annual goodwill impairment testing and does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC 310-30, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios. Under this new standard, entities will gross up the initial amortized cost for the purchased financial assets with credit deterioration (“PCD assets”), the initial amortized cost will be the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. After initial recognition of PCD assets and the related allowance, any change in estimated cash flows (favorable or unfavorable) will be immediately recognized in the income statement because the yield on PCD assets would be locked. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which ASU 2016-13 is adopted. However, the FASB has determined that financial assets for which the guidance in Subtopic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality, has previously been applied should prospectively apply the guidance in ASU 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows. The Company is in the process of determining the effects the adoption of ASU 2016-13 will have on its consolidated financial statements. The Company expects ASU 2016-13 could have a significant impact on how it measures and records income recognized on its receivable portfolios. The Company has established a project management team and is in the process of developing its accounting policy, evaluating the impact of this pronouncement and researching software resources that could assist with the implementation.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 changes accounting for leases and requires lessees to recognize the assets and liabilities arising from most leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, ASU 2018-11, Leases: Targeted Improvements, was issued to provide relief to companies from restating comparative periods. Pursuant to ASU 2018-11, in the period of adoption, the Company will not restate comparative periods presented in its financial statements. The new guidance will be effective for the Company starting in the first quarter of fiscal year 2019. Early adoption is permitted; however, the Company does not intend to early adopt. The Company is developing an inventory of all leases, accumulating the lease data necessary to apply the amended guidance and is in the process of determining the effects the adoption will have on its consolidated financial statements, systems and processes. The Company has selected a software to assist with implementation to the standard.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.

Note 2: Earnings Per Share
Basic earnings or loss per share is calculated by dividing net earnings or loss attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible senior notes, if applicable.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding—basic	29,867	26,011	27,372	25,957
Dilutive effect of stock-based awards	254	271	291	214
Dilutive effect of convertible senior notes	—	454	—	235
Weighted average common shares outstanding—diluted	30,121	26,736	27,663	26,406
Anti-dilutive employee stock options outstanding were approximately 13,000 during each of the three and nine months ended September 30, 2018. Anti-dilutive employee stock options outstanding were approximately 13,000 and 138,000 during the three and nine months ended September 30, 2017, respectively.
Note 3: Cabot Transaction
On July 24, 2018, the Company completed the purchase of all the outstanding interests of Cabot not owned by the Company (the “Cabot Transaction”). As a result, Cabot became a wholly owned subsidiary of Encore. The acquisition of the remaining interest was accounted for as an equity transaction and no gain or loss was recognized in the Company’s consolidated statements of operations but was reflected as a component of additional paid-in capital in the consolidated statement of equity. Additionally, in accordance with authoritative guidance and the Company’s policy, the direct and incremental costs associated with the Cabot Transaction were accounted for as part of the equity transaction. Total consideration transferred was approximately $414.7 million, which consisted of cash of $234.1 million and the equivalent of $180.6 million of Encore common stock based on the last reported sale price of Encore common stock per share of $36.80 on July 24, 2018.

(in thousands)
Cash consideration	$234,101
Stock consideration	180,559
Total consideration transferred	414,660
Less: Preferred equity certificates acquired	(262,512)
Consideration transferred to acquire remaining equity interest	152,148
Less: Carrying value of redeemable noncontrolling interest	(127,299)
Less: Carrying value of noncontrolling interest	9,626
Net loss directly recorded in equity	34,475
Direct and incremental transaction costs	8,622
Total reduction in additional paid-in capital	$43,097
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$5	$—	$5
Interest rate cap contracts	—	2,445	—	2,445
Liabilities
Foreign currency exchange contracts	—	(1,408)	—	(1,408)
Contingent consideration	—	—	(7,417)	(7,417)
Temporary Equity
Redeemable noncontrolling interest	—	—	(1,231)	(1,231)

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,912	$—	$1,912
Interest rate cap contracts	—	3,922	—	3,922
Liabilities
Foreign currency exchange contracts	—	(1,110)	—	(1,110)
Interest rate swap agreements	—	(7)	—	(7)
Contingent consideration	—	—	(10,612)	(10,612)
Temporary Equity
Redeemable noncontrolling interest	—	—	(151,978)	(151,978)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date. The Company reviewed the earn-out analysis during the three and nine months ended September 30, 2018 and determined that, based on actual and forecasted operating performance, the expected future earn-out payments would remain the same and be reduced by approximately $4.7 million, respectively. As of September 30, 2018, the aggregated fair value of the contingent consideration was approximately $7.4 million.

The following table provides a roll forward of the fair value of contingent consideration for the periods ended September 30, 2018 and December 31, 2017 (in thousands):

Amount
Balance at December 31, 2016	$2,531
Issuance of contingent consideration in connection with acquisition	10,808
Change in fair value of contingent consideration	(2,465)
Payment of contingent consideration	(781)
Effect of foreign currency translation	519
Balance at December 31, 2017	10,612
Issuance of contingent consideration in connection with acquisition	1,728
Change in fair value of contingent consideration	(4,652)
Payment of contingent consideration	(232)
Effect of foreign currency translation	(39)
Balance at September 30, 2018	$7,417
Redeemable Noncontrolling Interest:
Some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value and, in some cases, to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interest subject to this arrangement is included in temporary equity as redeemable noncontrolling interest and is adjusted to its estimated redemption amount each reporting period. Future reductions in the carrying amount are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interest at the time it was originally recorded. The recorded value of the redeemable noncontrolling interest cannot go below the floor level. Adjustments to the carrying amount of redeemable noncontrolling interest are charged to retained earnings (or to additional paid-in capital if there are no retained earnings) and do not affect net income or comprehensive income in the consolidated financial statements.
On July 24, 2018, in connection with the Cabot Transaction, the Company purchased the outstanding redeemable noncontrolling interest held by Cabot’s previous minority shareholders for approximately $127.3 million.
The components of the change in the redeemable noncontrolling interest for the periods ended September 30, 2018 and December 31, 2017 are presented in the following table (in thousands):

Amount
Balance at December 31, 2016	$45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(4,905)
Adjustment of the redeemable noncontrolling interest to fair value	108,296
Effect of foreign currency translation attributable to redeemable noncontrolling interest	2,555
Balance at December 31, 2017	151,978
Redemption of redeemable noncontrolling interest	(138,835)
Net loss attributable to redeemable noncontrolling interest	(4,178)
Adjustment of the redeemable noncontrolling interest to fair value	(7,419)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(315)
Balance at September 30, 2018	$1,231
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined using Level 2 measurements. The fair value estimate of the assets held for sale was approximately $26.2 million and $18.7 million as of September 30, 2018 and December 31, 2017, respectively.

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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,041.9 million and $3,415.3 million as of September 30, 2018 and December 31, 2017, respectively, as compared to the carrying value of $3,109.1 million and $2,890.6 million as of September 30, 2018 and December 31, 2017, respectively. A 100 basis point increase in the cost to collect and discount rate used would result in a decrease in the fair value of U.S. and European portfolios by approximately $56.5 million and $76.5 million, respectively, as of September 30, 2018. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.
Debt:
The majority of the Company’s borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, and Cabot’s borrowings under its revolving credit facility.
Encore’s convertible notes and exchangeable notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible notes and exchangeable notes was $616.6 million and $450.8 million, net of the debt discount of $39.4 million and $32.7 million as of September 30, 2018 and December 31, 2017, respectively. The fair value estimate for these convertible notes and exchangeable notes, which incorporates quoted market prices using Level 2 inputs, was approximately $650.4 million and $520.9 million as of September 30, 2018 and December 31, 2017, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for the debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,218.8 million and $1,214.6 million, net of the debt discount of $1.7 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,207.1 million and $1,258.9 million as of September 30, 2018 and December 31, 2017, respectively.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$—	Other assets	$1,912
Foreign currency exchange contracts	Other liabilities	(1,408)	Other liabilities	—
Interest rate swap agreements	Other assets	5	Other liabilities	(7)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	—	Other liabilities	(1,110)
Interest rate cap contracts	Other assets	2,445	Other assets	3,922
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
As of September 30, 2018, the total notional amount of the forward contracts that are designated as cash flow hedging instruments was $19.2 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $1.4 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the nine months ended September 30, 2018 and 2017.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of September 30, 2018, there were two interest rate swap agreements outstanding with a total notional amount of $30.0 million Australian dollars (approximately $21.7 million U.S. dollars). The interest rate swap agreements are designated as cash flow hedges and accounted for using hedge accounting.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI		Location of Gain or (Loss) Reclassified from OCI into Income	Gain or (Loss) Reclassified from OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017
Foreign currency exchange contracts	$(916)	$(27)	Salaries and employee benefits	$95	$286
Foreign currency exchange contracts	(130)	70	General and administrative expenses	11	35
Interest rate swap agreements	3	10	Interest expense	4	—

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI		Location of Gain or (Loss) Reclassified from OCI into Income	Gain or (Loss) Reclassified from OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Foreign currency exchange contracts	$(1,990)	$1,708	Salaries and employee benefits	$1,078	$758
Foreign currency exchange contracts	(206)	310	General and administrative expenses	46	76
Interest rate swap agreements	(9)	29	Interest expense	29	110
In October 2018, the Company entered into four separate interest rate swap agreements in an aggregated notional amount of $349.5 million to hedge the exposure to fluctuations in interest rates on its variable interest rate debt. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. In accordance with authoritative guidance relating to derivatives and hedging transactions, the Company designates its interest rate swap instruments as cash flow hedges.
In October 2018, the Company, through its wholly owned subsidiary Cabot, entered into an interest rate cap contract (the “2018 Cap”) with a notional amount of £300.0 million (approximately $390.6 million) that is used to manage its risk related to interest rate fluctuations on Cabot’s variable interest rate bearing debt. The 2018 Cap matures in September 2021 and is structured as a series of European call options (“Caplets”) such that if exercised, Cabot will receive a payment equal to 3-months GBP-LIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, Cabot will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent GBP-LIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationship to be highly effective and designates the 2018 Cap as a cash flow hedge instrument.
Derivatives Not Designated as Hedging Instruments
On May 8, 2018, in anticipation of the completion of the Cabot Transaction, Encore entered into a foreign exchange forward contract with a notional amount of £176.0 million, which was approximately the amount of cash consideration for the Cabot Transaction. The forward contract settled on August 3, 2018 at a total loss of $9.3 million. This loss was substantially offset by a decrease in the final purchase price in U.S. dollars for the Cabot Transaction.
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
As of September 30, 2018, the Company, through its wholly owned subsidiary Cabot, also held two interest rate cap contracts with an aggregate notional amount of £300.0 million (approximately $390.7 million) that were used to manage its risk related to interest rate fluctuations. The Company did not apply hedge accounting on these interest rate cap contracts. In October 2018, Cabot terminated these interest rate cap contracts and entered into a new 2018 Cap as discussed above.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign currency exchange contracts	Other (expense) income	$(2,281)	$(833)	$(9,221)	$1,790
Interest rate cap contracts	Interest income (expense)	289	919	(1,427)	919
Interest rate swap agreements	Interest expense	—	—	—	110
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
In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. With gross collections being discounted at monthly IRRs, when collections are lower in the near term, even if substantially higher collections are expected later in the collection curve, an allowance charge could result.
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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701
Revenue from receivable portfolios	(249,821)	(31,188)	(281,009)
Allowance reversals on receivable portfolios, net	(8,082)	(1,729)	(9,811)
Reductions on existing portfolios, net	(24,945)	(39,529)	(64,474)
Additions for current purchases	285,172	—	285,172
Effect of foreign currency translation	57,577	643	58,220
Balance at March 31, 2018	3,754,970	297,829	4,052,799
Revenue from receivable portfolios	(258,698)	(33,964)	(292,662)
Allowance reversals on receivable portfolios, net	(15,411)	(2,221)	(17,632)
Additions on existing portfolios, net	136,267	5,824	142,091
Additions for current purchases	345,006	—	345,006
Effect of foreign currency translation	(97,448)	(597)	(98,045)
Balance at June 30, 2018	3,864,686	266,871	4,131,557
Revenue from receivable portfolios	(263,109)	(32,248)	(295,357)
Allowance reversals on receivable portfolios, net	(1,196)	(2,833)	(4,029)
Additions on existing portfolios, net	23,241	14,481	37,722
Additions for current purchases	262,751	—	262,751
Effect of foreign currency translation	(20,483)	(136)	(20,619)
Balance at September 30, 2018	$3,865,890	$246,135	$4,112,025

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2016	$3,092,004	$365,504	$3,457,508
Revenue from receivable portfolios	(211,105)	(38,733)	(249,838)
Allowance reversals on receivable portfolios, net	(613)	(1,519)	(2,132)
(Reductions) additions on existing portfolios, net	(90,138)	57,446	(32,692)
Additions for current purchases	200,728	—	200,728
Effect of foreign currency translation	38,712	467	39,179
Balance at March 31, 2017	3,029,588	383,165	3,412,753
Revenue from receivable portfolios	(224,310)	(39,097)	(263,407)
Allowance reversals on receivable portfolios, net	(7,121)	(1,708)	(8,829)
Additions on existing portfolios, net	225,021	9,888	234,909
Additions for current purchases	258,687	—	258,687
Effect of foreign currency translation	66,927	(753)	66,174
Balance at June 30, 2017	3,348,792	351,495	3,700,287
Revenue from receivable portfolios	(230,403)	(33,621)	(264,024)
Allowance reversals on receivable portfolios, net	(17,817)	(1,747)	(19,564)
Additions on existing portfolios, net	27,162	1,539	28,701
Additions for current purchases	336,725	—	336,725
Effect of foreign currency translation	56,971	375	57,346
Balance at September 30, 2017	$3,521,430	$318,041	$3,839,471
During the three months ended September 30, 2018, the Company purchased receivable portfolios with a face value of $1.6 billion for $248.7 million, or a purchase cost of 15.9% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2018 amounted to $512.3 million. During the three months ended September 30, 2017, the Company purchased receivable portfolios with a face value of $3.0 billion for $292.3 million, or a purchase cost of 9.7% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2017 amounted to $630.6 million.
During the nine months ended September 30, 2018, the Company purchased receivable portfolios with a face value of $6.2 billion for $885.0 million, or a purchase cost of 14.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2018 amounted to $1,772.9 million. During the nine months ended September 30, 2017, the Company purchased receivable portfolios with a face value of $7.1 billion for $757.5 million, or a purchase cost of 10.6% of face value. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2017 amounted to $1,555.0 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2018 and 2017, Zero Basis Revenue was approximately $32.2 million and $33.6 million, respectively. During the three months ended September 30, 2018 and 2017, allowance reversals on Zero Basis Portfolios were $2.8 million and $1.7 million, respectively.
During the nine months ended September 30, 2018 and 2017, Zero Basis Revenue was approximately $97.4 million and $111.5 million, respectively. During the nine months ended September 30, 2018 and 2017, allowance reversals on Zero Basis Portfolios were $6.8 million and $5.0 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,074,292	$10,329	$—	$3,084,621
Purchases of receivable portfolios	248,691	—	—	248,691
Disposals or transfers to assets held for sale	(4,253)	(1,111)	—	(5,364)
Gross collections(1)	(463,474)	(306)	(35,063)	(498,843)
Put-Backs and Recalls(2)	(2,056)	—	(18)	(2,074)
Foreign currency adjustments	(17,208)	(93)	—	(17,301)
Revenue recognized	263,109	—	32,248	295,357
Portfolio allowance reversals, net	1,196	—	2,833	4,029
Balance, end of period	$3,100,297	$8,819	$—	$3,109,116
Revenue as a percentage of collections(3)	56.8%	—%	92.0%	59.2%

	Three Months Ended September 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,541,590	$14,335	$—	$2,555,925
Purchases of receivable portfolios	292,332	—	—	292,332
Disposals or transfers to assets held for sale	(3,536)	(265)	—	(3,801)
Gross collections(1)	(407,435)	(435)	(35,126)	(442,996)
Put-Backs and Recalls(2)	(407)	—	(242)	(649)
Foreign currency adjustments	44,366	46	—	44,412
Revenue recognized	230,403	—	33,621	264,024
Portfolio allowance reversals, net	17,817	—	1,747	19,564
Balance, end of period	$2,715,130	$13,681	$—	$2,728,811
Revenue as a percentage of collections(3)	56.5%	—%	95.7%	59.6%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

	Nine Months Ended September 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	885,033	—	—	885,033
Disposals or transfers to assets held for sale	(9,358)	(1,373)	—	(10,731)
Gross collections(1)	(1,379,095)	(1,729)	(103,214)	(1,484,038)
Put-Backs and Recalls(2)	(14,231)	—	(171)	(14,402)
Foreign currency adjustments	(57,539)	(320)	—	(57,859)
Revenue recognized	771,628	—	97,400	869,028
Reclassification adjustments(3)	—	798	(798)	—
Portfolio allowance reversals, net	24,689	—	6,783	31,472
Balance, end of period	$3,100,297	$8,819	$—	$3,109,116
Revenue as a percentage of collections(4)	56.0%	—%	94.4%	58.6%

	Nine Months Ended September 30, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	756,305	1,169	—	757,474
Disposals or transfers to assets held for sale	(11,004)	(265)	—	(11,269)
Gross collections(1)	(1,212,357)	(1,534)	(116,150)	(1,330,041)
Put-Backs and Recalls(2)	(5,401)	—	(275)	(5,676)
Foreign currency adjustments	127,852	(132)	—	127,720
Revenue recognized	665,818	—	111,451	777,269
Portfolio allowance reversals, net	25,551	—	4,974	30,525
Balance, end of period	$2,715,130	$13,681	$—	$2,728,811
Revenue as a percentage of collections(4)	54.9%	—%	96.0%	58.4%
________________________

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$75,129	$130,675	$102,576	$137,037
Provision for portfolio allowances	6,156	10,181	8,816	10,863
Reversal of prior allowances	(10,185)	(29,745)	(40,288)	(41,388)
Effect of foreign currency translation	(365)	1,759	(369)	6,358
Balance at end of period	$70,735	$112,870	$70,735	$112,870

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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2018	December 31, 2017
Court costs advanced	$812,359	$743,584
Court costs recovered	(328,715)	(299,606)
Court costs reserve	(389,627)	(364,015)
Deferred court costs	$94,017	$79,963
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(381,125)	$(345,971)	$(364,015)	$(327,926)
Provision for court costs	(23,065)	(19,767)	(67,293)	(60,031)
Net down of reserve after deferral period	13,603	12,419	38,990	36,992
Effect of foreign currency translation	960	(1,491)	2,691	(3,845)
Balance at end of period	$(389,627)	$(354,810)	$(389,627)	$(354,810)

Note 8: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Identifiable intangible assets, net	$64,067	$75,736
Other financial receivables	41,003	37,861
Service fee receivables	31,782	25,609
Assets held for sale	26,241	18,741
Prepaid expenses	24,341	27,606
Deferred tax assets	14,376	18,773
Security deposits	2,947	3,451
Derivative instruments	2,450	5,834
Funds held in escrow	—	28,199
Prepaid income taxes	—	27,917
Other	37,395	33,001
Total	$244,602	$302,728
Note 9: Debt, Net
The Company is in compliance with all covenants under its financing arrangements as of September 30, 2018. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	September 30, 2018	December 31, 2017
Encore revolving credit facility	$447,000	$328,961
Encore term loan facility	197,927	181,687
Encore senior secured notes	325,000	326,029
Encore convertible notes and exchangeable notes	656,000	483,500
Less: debt discount	(39,445)	(32,720)
Cabot senior secured notes	1,220,524	1,216,485
Less: debt discount	(1,734)	(1,927)
Cabot senior revolving credit facility	283,678	179,008
Cabot securitisation senior facility	390,690	391,790
Preferred equity certificates	—	253,324
Other credit facilities	57,980	68,001
Other	63,633	92,792
Capital lease obligations	8,005	6,069
	3,609,258	3,492,999
Less: debt issuance costs, net of amortization	(47,791)	(46,123)
Total	$3,561,467	$3,446,876
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $894.4 million (the “Revolving Credit Facility”) and a term loan facility of $203.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

During the quarter, the Company (1) extended the maturity of approximately $107.4 million of Revolving Credit Facility commitments from February 2019 to December 2021 and (2) exercised the remaining $99.7 million remaining on the accordion feature. Provisions of the Restated Credit Agreement as of September 30, 2018 include, but are not limited to:

•
Revolving Credit Facility commitments of (1) $884.2 million that expire in December 2021 and (2) $10.2 million that expire in February 2019, in each case with interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries as defined in the Restated Credit Agreement; or (b) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;

•
A $194.6 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $2.5 million in 2018 and $15.3 million in each of 2019 and 2020 with the remaining principal due in 2021;

•
A $9.1 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $0.3 million in 2018 with the remaining principal due in 2019;

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
At September 30, 2018, the outstanding balance under the Revolving Credit Facility was $447.0 million, which bore a weighted average interest rate of 5.09% and 4.32% for the three months ended September 30, 2018 and 2017, respectively, and 4.90% and 3.99% for the nine months ended September 30, 2018 and 2017, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $178.1 million as of September 30, 2018. At September 30, 2018, the outstanding balance under the Term Loan Facility was $197.9 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of September 30, 2018, $325.0 million of the Senior Secured Notes remained outstanding.
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
Encore Convertible Notes and Exchangeable Notes
In June and July 2013, Encore issued $172.5 million aggregate principal amount of 3.000% 2020 Convertible Notes that mature on July 1, 2020 in private placement transactions (the “2020 Convertible Notes”). In March 2014, Encore issued $161.0 million aggregate principal amount of 2.875% 2021 Convertible Notes that mature on March 15, 2021 in private placement transactions (the “2021 Convertible Notes”). In March 2017, Encore issued $150.0 million aggregate principal amount of 3.250% 2022 Convertible Senior Notes that mature on March 15, 2022 in private placement transactions (the “2022 Convertible Notes” and together with the 2020 Convertible Notes and the 2021 Convertible Notes, the “Convertible Notes”). The interest on the Convertible Notes is payable semi-annually.
In July 2018, Encore Capital Europe Finance Limited (“Encore Finance”), a 100% owned finance subsidiary of Encore, issued $172.5 million aggregate principal amount of exchangeable senior notes due 2023 (the “Exchangeable Notes”). The Exchangeable Notes mature on September 1, 2023 and bear interest at a rate of 4.500% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019.
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of September 30, 2018 are listed below.

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes
Initial conversion or exchange price	$45.72	$59.39	$45.57	$44.62
Closing stock price at date of issuance	$33.35	$47.51	$35.05	$36.45
Closing stock price date	June 24, 2013	March 5, 2014	February 27, 2017	July 20, 2018
Conversion or exchange rate (shares per $1,000 principal amount)	21.8718	16.8386	21.9467	22.4090
Conversion or exchange date	January 1, 2020	September 15, 2020	September 15, 2021	March 1, 2023
In the event of conversion or exchange, holders of the Company’s Convertible Notes or Exchangeable Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company’s current intent is to settle conversions and exchanges through combination settlement (i.e., convertible or exchangeable into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes and Exchangeable Notes, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion or exchange spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion or exchange spread has a dilutive effect when, during any quarter, the average share price of the Company’s common stock exceeds the initial conversion or exchange prices listed in the above table.
Authoritative guidance requires that issuers of convertible or exchangeable debt instruments which, upon conversion or exchange, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible or nonexchangeable debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.
As discussed above, upon exchange of the Exchangeable Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company was required to settle solely in cash all exchanges with an exchange date occurring before September 28, 2018, the “share reservation date.” As a result and in accordance with authoritative guidance, the exchange feature of the Exchangeable Notes did not qualify as an equity instrument and was bifurcated at the time of issuance. On September 28, 2018, the bifurcated derivative met the criteria for equity classification and was recorded in equity at fair value with no subsequent measurement. All issuance costs relating to the Exchangeable Notes were recorded as debt issuance costs. The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes and Exchangeable Notes are listed below (in thousands, except percentages):

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes
Debt component	$140,247	$143,645	$137,266	$157,971
Equity component	$32,253	$17,355	$12,734	$14,009
Equity issuance cost	$1,106	$581	$398	$—
Stated interest rate	3.000%	2.875%	3.250%	4.500%
Effective interest rate	6.350%	4.700%	5.200%	6.500%

The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	September 30, 2018	December 31, 2017
Liability component—principal amount	$656,000	$483,500
Unamortized debt discount	(39,445)	(32,720)
Liability component—net carrying amount	$616,555	$450,780
Equity component	$76,351	$62,696
The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense—stated coupon rate	$3,676	$4,117	$10,969	$11,705
Interest expense—amortization of debt discount	2,518	2,473	7,410	7,374
Total interest expense—Convertible Notes and Exchangeable Notes	$6,194	$6,590	$18,379	$19,079
Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company maintains a hedge program that increases the effective conversion or exchange price for each of the 2020 Convertible Notes, 2021 Convertible Notes, and the Exchangeable Notes. The Company did not hedge the 2022 Convertible Notes.
As of September 30, 2018, all the hedge instruments related to the Convertible Notes and Exchangeable Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. In accordance with authoritative guidance, the Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.
The details of the hedge program for each of the Convertible Notes and Exchangeable Notes are listed below (in thousands, except conversion price):

	2020 Convertible Notes	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$18,113	$19,545	$17,785
Initial conversion or exchange price	$45.72	$59.39	$44.62
Effective conversion or exchange price	$61.55	$83.14	$62.48
Cabot Senior Secured Notes
On August 2, 2013, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £100.0 million (approximately $151.7 million) in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes”). Interest on the Cabot 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. On July 18, 2018, Cabot Financial completed an exchange offer for a portion of these outstanding notes, as further discussed below.
On March 27, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.500% Senior Secured Notes due 2021 (the “Cabot 2021 Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. On July 18, 2018, Cabot Financial completed an exchange offer for a portion of these outstanding notes, as further discussed below.

On October 6, 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes were issued at a price equal to 100% of their face value.
On July 18, 2018, Cabot Financial completed an exchange offer whereby certain holders of the Cabot 2020 Notes and holders of the Cabot 2021 Notes exchanged their notes for additional Cabot 2023 Notes (the “Exchange Notes”). Pursuant to the exchange offer, Cabot Financial exchanged £32.2 million (approximately $42.4 million) in aggregate principal amount of the Cabot 2020 Notes and £95.0 million (approximately $125.2 million) in aggregate principal amount of the Cabot 2021 Notes, at a premium, for a total of £128.4 million (approximately $169.2 million) aggregate principal amount of the Exchange Notes. On July 18, 2018, Cabot Financial also issued £34.5 million (approximately $45.5 million) aggregate principal amount of 7.500% additional notes (the “Additional Notes”) at 99.0% plus accrued interest from and including April 1, 2018. Both the Exchange Notes and the Additional Notes were issued as additional notes under the indenture entered into by Cabot Financial, among others, dated October 6, 2016, governing the Cabot 2023 Notes and are part of the same series as the currently outstanding £350.0 million 7.500% Cabot 2023 Notes issued under that indenture. The fees relating to this refinancing transaction were approximately $6.6 million and were recorded as interest expense in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2018.
The Cabot 2020 Notes, Cabot 2021 Notes, and the Cabot 2023 Notes (together the “Cabot Notes”) are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: Cabot Credit Management Limited (“CCM”), Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). Subject to the Intercreditor Agreement described below under “Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Cabot Floating Rate Notes, Marlin Bonds and the Cabot Credit Facility described below.
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
Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense—stated coupon rate	$21,411	$24,285	$64,250	$73,278
Interest income—accretion of debt premium	—	(758)	—	(2,855)
Interest expense—amortization of debt discount	117	119	120	345
Total interest expense—Cabot senior secured notes	$21,528	$23,646	$64,370	$70,768
At September 30, 2018, the outstanding balance of the Cabot senior secured notes was $1.2 billion.
Cabot Senior Revolving Credit Facility
On December 12, 2017, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an amended and restated senior secured revolving credit facility agreement, which provides for a total committed facility of £295.0 million (as amended and restated, the “Cabot Credit Facility”). As of September 30, 2018, the Cabot Credit Facility consisted of a £245.0 million tranche that would expire in September 2021 and a £50.0 million tranche that would expire in March 2022, and included the following key provisions:

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
At September 30, 2018, the outstanding borrowings under the Cabot Credit Facility were approximately $283.7 million. The weighted average interest rate was 3.86% and 3.50% for the three months ended September 30, 2018 and 2017, respectively, and 3.78% and 3.51% for the nine months ended September 30, 2018 and 2017, respectively. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £77.2 million (approximately $100.5 million) as of September 30, 2018.
On November 5, 2018, Cabot Financial UK amended the Cabot Credit Facility to, among other things, increase the size of the facility by £90.0 million to £385.0 million, extend the maturity date to September 2022 (except for a £10.0 million tranche that expires in September 2021) and reduce the interest rate on the tranches that expire in September 2022 from LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25% per annum to LIBOR (or EURIBOR for any loan drawn in euro) plus 3.00% per annum.
Cabot Securitisation Senior Facility
Cabot’s wholly owned subsidiary Cabot Securitisation UK Ltd (“Cabot Securitisation”) entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £300.0 million was drawn as of September 30, 2018. The Senior Facility Agreement had an initial availability period ending in September 2020 and an initial repayment date in September 2022. On October 4, 2018, the Senior Facility Agreement was amended to mature in September 2023. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £329.6 million (approximately $429.2 million) as of September 30, 2018. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
At September 30, 2018, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $390.7 million. The weighted average interest rate was 3.56% and 3.10% for the three months ended September 30, 2018 and 2017, respectively, and 3.42% and 3.10% for the nine months ended September 30, 2018 and 2017, respectively.
On November 1, 2018, Cabot’s wholly owned subsidiary Cabot Securitisation UK II Ltd (“Cabot Securitisation II”) entered into a new non-recourse asset backed senior facility of £50.0 million, with a maturity date in September 2023. The facility is secured by first ranking security interests over all of Cabot Securitisation II’s property, assets and rights. Funds drawn under this facility will bear interest at a rate per annum equal to LIBOR plus a margin of 4.075%.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to Note 10, “Variable Interest Entities,” for further details.

Preferred Equity Certificates
The Company previously held preferred equity certificates (“PECs”) as a result of its initial acquisition of Cabot in July 2013. The PECs were legal debt obligations to the noncontrolling shareholders of Cabot and they were carried at face amount, plus any accrued interest. The PECs accrued interest at 12% per annum.
On July 24, 2018, in connection with the Cabot Transaction, the Company acquired all outstanding PECs including accrued interest not owned by the Company of approximately $262.5 million. As of September 30, 2018, the Company no longer carried any PECs. The accrued interest expense on the PECs was approximately $2.0 million and $6.6 million during the three months ended September 30, 2018 and 2017, respectively, and $17.3 million and $19.2 million during the nine months ended September 30, 2018 and 2017, respectively.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of September 30, 2018, the Company’s capital lease obligations were approximately $8.0 million. These capital lease obligations require monthly, quarterly or annual payments through 2023 and have implicit interest rates that range from zero to approximately 5.5%.
Note 10: Variable Interest Entities
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb expected losses, or the right to receive expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE.
The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. A reconsideration event is significant if it changes the design of the entity or the entity’s equity investment at risk. Upon completion of the Cabot Transaction on July 24, 2018 and the subsequent change in organizational structure, Janus Holdings no longer qualified as a VIE and is now consolidated via the voting interest model.
As of September 30, 2018, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 11: Income Taxes
Income tax expense on income from continuing operations was $16.9 million and $17.8 million during the three months ended September 30, 2018 and 2017, respectively, and $37.7 million and $43.4 million during the nine months ended September 30, 2018 and 2017, respectively. The decreases in income tax expense for the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 were primarily due to lower pretax income and the reduction of the U.S. corporate tax rate as prescribed by the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). The decreases were partially offset by increased tax expense in the Company’s international subsidiaries due to the recording of various discrete items and certain Cabot Transaction related expenses not deductible for tax purposes.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, while also implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.
Due to the complexities involved in accounting for the Tax Reform Act, Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates. During the three and nine months ended September 30, 2018, there were no changes made to the provisional amounts recognized in 2017.

The Company will continue to analyze the effects of the Tax Reform Act, and additional impacts, if any. The impact of the Tax Reform Act may differ from the Company’s estimates, possibly materially, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Federal provision	21.0%	35.0%	21.0%	35.0%
State provision	1.7%	3.3%	1.5%	3.3%
International provision (benefit)(1)	31.1%	(7.9)%	14.7%	(2.2)%
Other	2.7%	(0.7)%	(0.1)%	0.2%
Effective rate	56.5%	29.7%	37.1%	36.3%
________________________

(1)
During the three months ended September 30, 2018, the Company recorded certain discrete tax charges of approximately $5.0 million relating to previously established deferred tax assets in certain foreign subsidiaries in Latin America from which the Company no longer believes it will receive any benefit. In addition, the international provision increased due to nondeductible costs related to the Cabot Transaction. As a result, the effective international tax rates during the three and nine months ended September 30, 2018 have substantially increased as compared to the corresponding periods in 2017.

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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2018 and 2017, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.6 million at September 30, 2018. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $9.7 million as of September 30, 2018. The gross unrecognized tax benefits did not materially change from December 31, 2017.
Of the $204.6 million of cash and cash equivalents as of September 30, 2018, $171.9 million was held outside of the United States. Following the enactment of the Tax Reform Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The Company maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital, (ii) satisfy various regulatory requirements, and (iii) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the Tax Reform Act on its election to indefinitely reinvest certain of its non-U.S. earnings. As of September 30, 2018, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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
At September 30, 2018, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of September 30, 2018, other than the reserves related to the Consumer Finance Protection Bureau (“CFPB”) Consent Order and ancillary state regulatory matters, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2018, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.5 billion for a purchase price of approximately $392.9 million. Most purchase commitments do not extend past one year.
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
The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues, adjusted by net allowances by geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, adjusted by net allowances(1):
United States	$178,892	$154,815	$530,679	$498,744
International
Europe(2)	137,331	127,687	412,407	300,379
Other geographies	20,551	24,197	70,223	70,434
	157,882	151,884	482,630	370,813
Total	$336,774	$306,699	$1,013,309	$869,557
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

The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the nine months ended September 30, 2018 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2017	$928,993
Goodwill adjustments	(2,212)
Effect of foreign currency translation	(28,190)
Balance, September 30, 2018	$898,591
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$71,895	$(11,796)	$60,099	$73,875	$(6,800)	$67,075
Developed technologies	5,710	(5,247)	463	6,683	(5,411)	1,272
Trade name and other	9,500	(5,995)	3,505	14,413	(7,024)	7,389
Total intangible assets	$87,105	$(23,038)	$64,067	$94,971	$(19,235)	$75,736
Note 15: Guarantee of Subsidiary Debt
Unless otherwise indicated in connection with a particular offering of debt securities, Encore will fully and unconditionally guarantee any debt securities issued by Encore Finance, a 100% owned finance subsidiary of Encore. Amounts related to Encore Finance are included in the consolidated financial statements of Encore subsequent to April 30, 2018, the date of the incorporation of Encore Finance. On July 20, 2018, Encore Finance issued $172.5 million aggregate principal amount of the Exchangeable Notes which are fully and unconditionally guaranteed by Encore. Refer to Note 9, “Debt, Net,” for further details of the Exchangeable Notes.

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
United States
Our subsidiary Midland Credit Management (together with its subsidiaries and domestic affiliates, “Midland”) is a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico.
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
International
The U.K. market for charged-off portfolios has grown significantly in recent years driven by a material backlog of portfolio coming to market from credit issuers who are selling an increasing proportion of their non-performing loans. Prices for portfolios offered for sale directly from credit issuers remain at levels higher than historical averages. We expect that as a result of the level of available liquidity within industry participants, and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we believe that with our competitive advantages, we will continue to be able to generate strong risk adjusted returns in the U.K. market.
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
Although pricing has been elevated, we believe that as our European businesses increase in scale and expand to other markets, and with continued improvements in liquidation and improved efficiencies in collections, our margins will remain competitive. Additionally, Cabot’s continuing investment in its litigation liquidation channel has enabled them to collect from consumers who have the ability to pay but have so far been unwilling to do so. This also enables Cabot to mitigate some of the impact of elevated pricing.
Purchases by Geographic Location
In the United States, the defaulted consumer receivable portfolios we purchase are primarily charged-off credit card debt portfolios. A small percentage of our capital deployment in the United States comprises of receivable portfolios subject to Chapter 13 and Chapter 7 bankruptcy proceedings.
In Europe, our purchased under-performing debt portfolios primarily consist of paying and non-paying consumer loan accounts. We also purchase certain secured mortgage portfolios and portfolios that are in insolvency status, in particular, individual voluntary arrangements.
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$122,783	$111,160	$504,333	$366,320
Europe	114,988	177,266	349,315	354,636
Other geographies	10,920	3,906	31,385	36,518
Total purchases	$248,691	$292,332	$885,033	$757,474
During the three months ended September 30, 2018, we invested $248.7 million to acquire receivable portfolios, with face values aggregating $1.6 billion, for an average purchase price of 15.9% of face value. The amount invested in receivable portfolios decreased $43.6 million, or 14.9%, compared with the $292.3 million invested during the three months ended September 30, 2017, to acquire receivable portfolios with face values aggregating $3.0 billion, for an average purchase price of 9.7% of face value.
During the nine months ended September 30, 2018, we invested $885.0 million to acquire receivable portfolios, with face values aggregating $6.2 billion, for an average purchase price of 14.2% of face value. The amount invested in receivable portfolios increased $127.6 million, or 16.8%, compared with the $757.5 million invested during the nine months ended September 30, 2017, to acquire receivable portfolios with face values aggregating $7.1 billion, for an average purchase price of 10.6% of face value.
In the United States, capital deployment increased for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. The increases were primarily driven by continued growth in the supply of fresh portfolios. We have been successful in securing larger volume of fresh portfolios with improved expected returns.
In Europe, capital deployment for the three and nine months ended September 30, 2018 decreased as compared to the corresponding periods in the prior year. The decreases were primarily the result of a significant amount of capital deployment at Cabot during the third quarter of 2017 due to a large volume of portfolios offered for sale in the U.K. market.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States(1):
Collection sites	$170,573	$128,199	$497,343	$397,981
Legal collections	143,718	134,011	417,315	421,984
Collection agencies	4,119	6,698	13,524	22,883
Subtotal	318,410	268,908	928,182	842,848
Europe:
Collection sites	66,853	75,940	225,657	226,139
Legal collections	42,333	26,956	109,580	88,469
Collection agencies	44,279	41,046	137,338	87,980
Subtotal	153,465	143,942	472,575	402,588
Other geographies:
Collection sites	21,767	23,797	66,197	66,232
Legal collections	1,957	2,108	6,368	5,757
Collection agencies	3,244	4,241	10,716	12,616
Subtotal	26,968	30,146	83,281	84,605
Total collections	$498,843	$442,996	$1,484,038	$1,330,041
________________________

(1)	Certain reclassifications have been made between collection agencies and collections sites for prior periods.
Gross collections increased by $55.8 million, or 12.6%, to $498.8 million during the three months ended September 30, 2018, from $443.0 million during the three months ended September 30, 2017. Gross collections increased by $154.0 million, or 11.6%, to $1,484.0 million during the nine months ended September 30, 2018, from $1,330.0 million during the nine months ended September 30, 2017.
The increase of collections in the United States during the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. The increase in collections in Europe during the three months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily the result of implementing certain liquidation improvement initiatives. The increase in collections in Europe during the nine months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily the result of implementing certain liquidation improvement initiatives and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
Revenues
Revenue from receivable portfolios	$295,357	87.7%	$264,024	86.1%
Other revenues	37,388	11.1%	23,111	7.5%
Total revenues	332,745	98.8%	287,135	93.6%
Allowance reversals on receivable portfolios, net	4,029	1.2%	19,564	6.4%
Total revenues, adjusted by net allowances	336,774	100.0%	306,699	100.0%
Operating expenses
Salaries and employee benefits	95,634	28.4%	77,232	25.2%
Cost of legal collections	50,473	15.0%	48,094	15.7%
Other operating expenses	30,691	9.1%	25,859	8.4%
Collection agency commissions	10,682	3.2%	10,622	3.4%
General and administrative expenses	41,893	12.4%	32,500	10.6%
Depreciation and amortization	9,873	2.9%	8,522	2.8%
Total operating expenses	239,246	71.0%	202,829	66.1%
Income from operations	97,528	29.0%	103,870	33.9%
Other (expense) income
Interest expense	(65,094)	(19.3)%	(52,755)	(17.2)%
Other (expense) income	(2,539)	(0.8)%	8,873	2.9%
Total other expense	(67,633)	(20.1)%	(43,882)	(14.3)%
Income from continuing operations before income taxes	29,895	8.9%	59,988	19.6%
Provision for income taxes	(16,879)	(5.0)%	(17,844)	(5.9)%
Net income	13,016	3.9%	42,144	13.7%
Net (income) loss attributable to noncontrolling interest	7,709	2.3%	(13,950)	(4.5)%
Net income attributable to Encore Capital Group, Inc. stockholders	$20,725	6.2%	$28,194	9.2%

	Nine Months Ended September 30, 2018
	2018		2017
Revenues
Revenue from receivable portfolios	$869,028	85.8%	$777,269	89.4%
Other revenues	112,809	11.1%	61,763	7.1%
Total revenues	981,837	96.9%	839,032	96.5%
Allowance reversals on receivable portfolios, net	31,472	3.1%	30,525	3.5%
Total revenues, adjusted by net allowances	1,013,309	100.0%	869,557	100.0%
Operating expenses
Salaries and employee benefits	275,853	27.2%	221,296	25.4%
Cost of legal collections	155,583	15.4%	149,460	17.2%
Other operating expenses	103,478	10.2%	76,249	8.8%
Collection agency commissions	34,587	3.4%	33,678	3.9%
General and administrative expenses	123,163	12.2%	102,750	11.8%
Depreciation and amortization	31,232	3.1%	25,819	3.0%
Total operating expenses	723,896	71.4%	609,252	70.1%
Income from operations	289,413	28.6%	260,305	29.9%
Other (expense) income
Interest expense	(183,092)	(18.1)%	(152,469)	(17.5)%
Other (expense) income	(4,961)	(0.5)%	12,004	1.4%
Total other expense	(188,053)	(18.6)%	(140,465)	(16.1)%
Income from continuing operations before income taxes	101,360	10.0%	119,840	13.8%
Provision for income taxes	(37,657)	(3.7)%	(43,442)	(5.0)%
Income from continuing operations	63,703	6.3%	76,398	8.8%
Loss from discontinued operations, net of tax	—	—	(199)	0.0%
Net income	63,703	6.3%	76,199	8.8%
Net (income) loss attributable to noncontrolling interest	5,147	0.5%	(5,652)	(0.7)%
Net income attributable to Encore Capital Group, Inc. stockholders	$68,850	6.8%	$70,547	8.1%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues, adjusted by net allowances	$130,513	$120,914	$387,379	$280,743
Total operating expenses	(72,343)	(51,034)	(215,344)	(142,864)
Income from operations	58,170	69,880	172,035	137,879
Interest expense-non-PEC	(36,169)	(27,632)	(96,196)	(80,355)
PEC interest expense	(1,952)	(6,626)	(17,307)	(19,177)
Other income	523	6,808	1,114	9,348
Income before income taxes	20,572	42,430	59,646	47,695
Provision for income taxes	(5,373)	(8,374)	(14,614)	(11,556)
Net income	15,199	34,056	45,032	36,139
Net loss (income) attributable to noncontrolling interest	3,674	(15,718)	(5,068)	(10,106)
Net income attributable to Encore Capital Group, Inc. stockholders	$18,873	$18,338	$39,964	$26,033

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
Total revenues, adjusted by net allowances, were $336.8 million during the three months ended September 30, 2018, an increase of $30.1 million, or 9.8%, compared to total revenues, adjusted by net allowances of $306.7 million during the three months ended September 30, 2017. Total revenues, adjusted by net allowances, were $1,013.3 million during the nine months ended September 30, 2018, an increase of $143.7 million, or 16.5%, compared to total revenues, adjusted by net allowances of $869.6 million during the nine months ended September 30, 2017.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. The impact from foreign currency translation on our revenues was insignificant due to relatively consistent foreign currency exchange rate between U.S. dollar and the British Pound during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Our revenues were favorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 5.6% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Revenue from receivable portfolios was $295.4 million during the three months ended September 30, 2018, an increase of $31.4 million, or 11.9%, compared to $264.0 million during the three months ended September 30, 2017. The increase in portfolio revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to increased purchase volume in recent quarters.
Revenue from receivable portfolios was $869.0 million during the nine months ended September 30, 2018, an increase of $91.7 million, or 11.8%, compared to $777.3 million during the nine months ended September 30, 2017. The increase in portfolio revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to increased purchase volume in recent quarters and by the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

The following tables summarize collections, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2018					As of September 30, 2018
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$32,383	$29,568	91.3%	$2,833	10.0%	$—	—
2011	3,740	3,306	88.4%	—	1.1%	3,704	27.5%
2012	9,051	6,882	76.0%	—	2.3%	10,676	18.8%
2013	25,237	18,787	74.4%	—	6.4%	29,048	18.9%
2014	22,995	11,638	50.6%	394	3.9%	78,795	4.5%
2015	30,169	12,619	41.8%	(1,709)	4.3%	142,909	2.7%
2016	57,161	24,004	42.0%	(401)	8.1%	261,557	2.8%
2017	78,699	34,790	44.2%	(646)	11.9%	360,900	3.0%
2018	58,975	36,745	62.3%	—	12.4%	461,910	3.1%
Subtotal	318,410	178,339	56.0%	471	60.4%	1,349,499	3.6%
Europe:
ZBA(2)	90	90	100.0%	—	0.0%	—	—
2013	31,884	23,882	74.9%	6,431	8.1%	252,673	3.1%
2014	30,545	20,096	65.8%	—	6.8%	249,249	2.6%
2015	20,329	11,897	58.5%	(62)	4.0%	196,211	2.0%
2016	18,002	11,861	65.9%	—	4.0%	179,271	2.3%
2017	35,261	17,200	48.8%	—	5.8%	370,498	1.5%
2018	17,354	12,854	74.1%	—	4.4%	335,275	1.5%
Subtotal	153,465	97,880	63.8%	6,369	33.1%	1,583,177	2.1%
Other geographies:
ZBA(2)	2,590	2,590	100.0%	—	0.9%	—	—
2014	1,304	4,407	338.0%	—	1.5%	63,420	2.4%
2015	7,139	4,628	64.8%	(1,748)	1.6%	22,142	6.0%
2016	6,077	2,524	41.5%	(1,063)	0.9%	29,895	2.4%
2017	5,359	2,793	52.1%	—	0.9%	34,850	2.3%
2018	4,499	2,196	48.8%	—	0.7%	26,133	3.3%
Subtotal	26,968	19,138	71.0%	(2,811)	6.5%	176,440	3.0%
Total	$498,843	$295,357	59.2%	$4,029	100.0%	$3,109,116	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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

	Three Months Ended September 30, 2017					As of September 30, 2017
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$32,460	$30,991	95.5%	$1,747	11.7%	$—	—
2007	444	6	1.4%	—	0.0%	—	0.0%
2008	1,161	418	36.0%	—	0.2%	2,187	5.2%
2009(3)	—	—	—	—	—	—	—
2010(3)	—	—	—	—	—	—	—
2011	4,584	4,072	88.8%	—	1.5%	5,119	25.0%
2012	17,102	12,035	70.4%	(2,337)	4.6%	18,042	18.5%
2013	32,821	22,843	69.6%	—	8.7%	53,250	12.7%
2014	32,838	17,949	54.7%	(7,844)	6.8%	125,059	4.4%
2015	42,711	18,460	43.2%	—	7.0%	222,897	2.6%
2016	70,750	33,276	47.0%	—	12.6%	402,542	2.6%
2017	34,037	23,185	68.1%	—	8.8%	346,524	2.8%
Subtotal	268,908	163,235	60.7%	(8,434)	61.9%	1,175,620	3.6%
Europe:
2013	36,767	24,991	68.0%	26,325	9.5%	269,158	3.1%
2014	35,104	21,115	60.1%	1,673	8.0%	294,938	2.4%
2015	24,746	13,513	54.6%	—	5.1%	240,126	1.9%
2016	24,782	11,434	46.1%	—	4.3%	215,499	1.9%
2017	22,543	12,463	55.3%	—	4.7%	352,591	1.7%
Subtotal	143,942	83,516	58.0%	27,998	31.6%	1,372,312	2.2%
Other geographies:
ZBA(2)	2,666	2,630	98.6%	—	1.0%	—	—
2013	172	—	0.0%	—	0.0%	308	0.0%
2014	1,910	4,485	234.8%	—	1.7%	61,215	2.4%
2015	10,976	5,577	50.8%	—	2.1%	39,487	4.3%
2016	8,794	3,453	39.3%	—	1.3%	49,979	2.2%
2017	5,628	1,128	20.0%	—	0.4%	29,890	1.4%
Subtotal	30,146	17,273	57.3%	—	6.5%	180,879	2.6%
Total	$442,996	$264,024	59.6%	$19,564	100.0%	$2,728,811	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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

(3)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

	Nine Months Ended September 30, 2018					As of September 30, 2018
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$94,675	$88,063	93.0%	$6,783	10.1%	$—	—
2008	1,652	237	14.3%	—	0.0%	—	—
2009(3)	—	—	—	—	—	—	—
2010(3)	—	—	—	—	—	—	—
2011	10,954	10,081	92.0%	—	1.2%	3,704	27.5%
2012	28,496	23,489	82.4%	(723)	2.7%	10,676	18.8%
2013	81,759	62,230	76.1%	—	7.2%	29,048	18.9%
2014	74,593	39,790	53.3%	1,299	4.6%	78,795	4.5%
2015	100,683	43,054	42.8%	(1,709)	5.0%	142,909	2.7%
2016	186,747	80,046	42.9%	(401)	9.2%	261,557	2.8%
2017	243,525	114,363	47.0%	(646)	13.2%	360,900	3.0%
2018	105,098	64,612	61.5%	—	7.4%	461,910	3.1%
Subtotal	928,182	525,965	56.7%	4,603	60.6%	1,349,499	3.6%
Europe:
ZBA adjustment(4)	—	798	—	—	0.1%	—	—
ZBA(2)	108	109	100.9%	—	0.0%	—	—
2013	102,073	74,485	73.0%	20,690	8.6%	252,673	3.1%
2014	99,411	62,923	63.3%	7,956	7.2%	249,249	2.6%
2015	67,228	38,050	56.6%	852	4.4%	196,211	2.0%
2016	63,071	38,347	60.8%	—	4.4%	179,271	2.3%
2017	116,312	50,819	43.7%	—	5.8%	370,498	1.5%
2018	24,372	19,861	81.5%	—	2.3%	335,275	1.5%
Subtotal	472,575	285,392	60.4%	29,498	32.8%	1,583,177	2.1%
Other geographies:
ZBA(2)	8,431	8,430	100.0%	—	1.0%	—	—
2013(3)	150	—	0.0%	—	0.0%	—	—
2014	4,377	13,015	297.3%	—	1.5%	63,420	2.4%
2015	24,121	15,618	64.7%	(1,748)	1.8%	22,142	6.0%
2016	20,073	9,059	45.1%	(881)	1.0%	29,895	2.4%
2017	18,197	7,741	42.5%	—	0.9%	34,850	2.3%
2018	7,932	3,808	48.0%	—	0.4%	26,133	3.3%
Subtotal	83,281	57,671	69.2%	(2,629)	6.6%	176,440	3.0%
Total	$1,484,038	$869,028	58.6%	$31,472	100%	$3,109,116	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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

(3)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

(4)	Adjustment resulting from certain ZBA revenue that was classified as collections in cost recovery portfolios in prior periods.

	Nine Months Ended September 30, 2017					As of September 30, 2017
	Collections(1)	Gross Revenue	Revenue Recognition Rate	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(2)	$107,606	$102,900	95.6%	$4,974	13.2%	$—	—
2007	1,556	210	13.5%	—	0.0%	—	0.0%
2008	3,645	1,589	43.6%	613	0.2%	2,187	5.2%
2009(3)	—	—	—	—	—	—	—
2010	1,106	299	27.0%	—	0.0%	—	0.0%
2011	15,956	13,218	82.8%	—	1.7%	5,119	25.0%
2012	60,098	41,658	69.3%	(2,337)	5.4%	18,042	18.5%
2013	110,290	73,017	66.2%	—	9.4%	53,250	12.7%
2014	114,944	61,117	53.2%	(7,844)	7.9%	125,059	4.4%
2015	149,190	60,677	40.7%	—	7.8%	222,897	2.6%
2016	219,608	108,692	49.5%	—	14.0%	402,542	2.6%
2017	58,849	39,893	67.8%	—	5.1%	346,524	2.8%
Subtotal	842,848	503,270	59.7%	(4,594)	64.7%	1,175,620	3.6%
Europe:
2013	112,648	71,340	63.3%	34,128	9.3%	269,158	3.1%
2014	104,839	61,622	58.8%	1,673	7.9%	294,938	2.4%
2015	79,373	39,797	50.1%	—	5.1%	240,126	1.9%
2016	72,053	33,452	46.4%	—	4.3%	215,499	1.9%
2017	33,675	17,398	51.7%	—	2.2%	352,591	1.7%
Subtotal	402,588	223,609	55.5%	35,801	28.8%	1,372,312	2.2%
Other geographies:
ZBA(2)	8,544	8,530	99.8%	—	1.1%	—	—
2013	721	—	0.0%	—	0.0%	308	0.0%
2014	6,265	12,406	198.0%	—	1.7%	61,215	2.4%
2015	32,093	16,555	51.6%	—	2.1%	39,487	4.3%
2016	27,715	11,032	39.8%	(682)	1.4%	49,979	2.2%
2017	9,267	1,867	20.1%	—	0.2%	29,890	1.4%
Subtotal	84,605	50,390	59.6%	(682)	6.5%	180,879	2.6%
Total	$1,330,041	$777,269	58.4%	$30,525	100.0%	$2,728,811	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

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
Other revenues were $37.4 million and $23.1 million for the three months ended September 30, 2018 and 2017, respectively, and $112.8 million and $61.8 million for the nine months ended September 30, 2018 and 2017, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The increase in other revenues in the periods presented was primarily attributable to additional fee-based income earned from recently acquired fee-based service providers, primarily from the acquisition of Wescot, which was completed in November 2017.
Net allowance reversals were $4.0 million and $19.6 million during the three months ended September 30, 2018 and 2017, respectively, and $31.5 million and $30.5 million for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, we recorded a total allowance reversal of $10.2 million. This allowance reversal was partially offset by a portfolio allowance of $6.2 million recorded on certain pools with shortfalls on projected cash flows. The allowance reversal was primarily a result of sustained improvements in portfolio collections on certain European portfolios on which we had previously recorded large portfolio allowances in the past. These improvements in portfolio collections were driven by liquidation improvement initiatives.
Operating Expenses
Total operating expenses were $239.2 million during the three months ended September 30, 2018, an increase of $36.4 million, or 17.9%, compared to total operating expenses of $202.8 million during the three months ended September 30, 2017. Total operating expenses were $723.9 million during the nine months ended September 30, 2018, an increase of $114.6 million, or 18.8%, compared to total operating expense of $609.3 million during the nine months ended September 30, 2017.
The increases in operating expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, were primarily the result of expenses associated with Wescot, which was acquired in November 2017, the Cabot Transaction, and collections capacity expansion in the U.S.
Additionally, our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. The impact from foreign currency translation on our operating expenses was not significant due to a relatively consistent foreign currency exchange rate between the U.S. dollar and British Pound during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 5.6% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased by $18.4 million, or 23.8%, to $95.6 million during the three months ended September 30, 2018, from $77.2 million during the three months ended September 30, 2017. Salaries and employee benefits increased by $54.6 million, or 24.7%, to $275.9 million during the nine months ended September 30, 2018, from $221.3 million during the nine months ended September 30, 2017. The increase was primarily the result of the integration of Wescot and an increase in headcount at our domestic sites as part of initiatives to increase collections capacity and an increase at our international subsidiaries resulting from recent acquisitions.
Stock-based compensation increased $1.5 million, or 41.9%, to $5.0 million during the three months ended September 30, 2018, from $3.5 million during the three months ended September 30, 2017. Stock-based compensation increased $3.5 million, or 48.6%, to $10.5 million during the nine months ended September 30, 2018, from $7.0 million during the nine months ended September 30, 2017. The increase was primarily attributable to larger expense reversals during the prior year as compared to the corresponding periods in the current year and increased expenses related to the Cabot Transaction.
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
During the three months ended September 30, 2018, overall cost of legal collections increased $2.4 million, or 4.9%, to $50.5 million, as compared to $48.1 million during the corresponding period in the prior year. The cost of legal collections in the United States increased by $2.9 million, or 7.2% and the cost of legal collections in Europe decreased by $0.5 million, or 7.7% during the three months ended September 30, 2018, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was 26.8% during the three months ended September 30, 2018, a decrease from 29.5% during the corresponding period in 2017. The cost of legal collections as a percentage of gross collections through this channel in the United States was consistent at 30.5% during the three months ended September 30, 2018 and 2017. The cost of legal collections as a percentage of gross collections through this channel in Europe was 14.7% and 25.1% during the three months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, overall cost of legal collections increased $6.1 million, or 4.1%, to $155.6 million, as compared to $149.5 million during the corresponding period in the prior year. The cost of legal collections in the United States increased slightly by $3.1 million, or 2.4% and cost of legal collections in Europe increased by $3.4 million, or 18.3% during the nine months ended September 30, 2018, as compared to the corresponding period in the prior year. The cost of legal collections as a percentage of gross collections through this channel was consistent at 29.2% during the nine months ended September 30, 2018 and 2017. The cost of legal collections as a percentage of gross collections through this channel in the United States was 31.7% and 30.7% during the nine months ended September 30, 2018 and 2017, respectively. The cost of legal collections as a percentage of gross collections through this channel in Europe was 19.9% and 20.9% during the nine months ended September 30, 2018 and 2017, respectively.
The decreases in the cost of legal collections as a percentage of gross collections in Europe during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 were due to decreased placements in the legal channel and higher collections from previous placements.
Other Operating Expenses
Other operating expenses increased by $4.8 million, or 18.5%, to $30.7 million during the three months ended September 30, 2018, from $25.9 million during the three months ended September 30, 2017.
Other operating expenses increased by $27.3 million, or 35.8%, to $103.5 million during the nine months ended September 30, 2018, from $76.2 million during the nine months ended September 30, 2017.
The increase during the three months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily due to increases in mailing initiatives and increases at our international subsidiaries resulting from recent acquisitions. The increase during the nine months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily due to increases in new domestic marketing programs and mailing initiatives and increases at our international subsidiaries resulting from recent acquisitions.
Collection Agency Commissions
During the three months ended September 30, 2018, we incurred $10.7 million in commissions to third-party collection agencies, or 20.7% of the related gross collections of $51.6 million. During that period, the commission rate as a percentage of related gross collections was 13.9% and 20.8% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended September 30, 2017, we incurred $10.6 million in commissions to third-party collection agencies, or 20.4%, of the related gross collections of $52.0 million. During that period, the commission rate as a percentage of related gross collections was 12.4% and 20.1% for our collection outsourcing channels in the United States and Europe, respectively.
During the nine months ended September 30, 2018, we incurred $34.6 million in commissions to third-party collection agencies, or 21.4% of the related gross collections of $161.6 million. During that period, the commission rate as a percentage of related gross collections was 14.5% and 21.5% for our collection outsourcing channels in the United States and Europe, respectively. During the nine months ended September 30, 2017, we incurred $33.7 million in commissions to third-party collection agencies, or 27.3%, of the related gross collections of $123.5 million. During that period, the commission rate as a percentage of related gross collections was 13.5% and 29.2% for our collection outsourcing channels in the United States and Europe, respectively.
Collections through this channel vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions, as a percentage of collections in this channel also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. The United States collection agency commission rate is lower than the European rate due to a higher concentration of lower commission rate bankruptcy portfolios collected through the collection agency channel in the United States.
General and Administrative Expenses
General and administrative expenses increased $9.4 million, or 28.9%, to $41.9 million during the three months ended September 30, 2018, from $32.5 million during the three months ended September 30, 2017.
General and administrative expenses increased $20.4 million, or 19.8%, to $123.2 million during the nine months ended September 30, 2018, from $102.8 million during the nine months ended September 30, 2017.

The increases were primarily due to various costs relating to the Cabot Transaction, additional infrastructure costs at our domestic sites and additional general and administrative expenses at our international subsidiaries related to our recent acquisitions.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.4 million, or 16.5%, to $9.9 million during the three months ended September 30, 2018, from $8.5 million during the three months ended September 30, 2017. Depreciation and amortization expense increased by $5.4 million, or 20.9%, to $31.2 million during the nine months ended September 30, 2018, from $25.8 million during the nine months ended September 30, 2017.
The increases during the three and nine months ended September 30, 2018 were primarily attributable to additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.
Interest Expense
Interest expense increased to $65.1 million during the three months ended September 30, 2018, from $52.8 million during the three months ended September 30, 2017. Interest expense increased to $183.1 million during the nine months ended September 30, 2018, from $152.5 million during the nine months ended September 30, 2017.
The following table summarizes our interest expense (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change
Stated interest on debt obligations	$47,990	$40,613	$7,377
Interest expense on preferred equity certificates	1,952	6,626	(4,674)
Amortization of loan fees and other loan costs	12,517	3,682	8,835
Amortization of debt discount	2,635	2,592	43
Accretion of debt premium	—	(758)	758
Total interest expense	$65,094	$52,755	$12,339

	Nine Months Ended September 30,
	2018	2017	$ Change
Stated interest on debt obligations	$139,188	$117,785	$21,403
Interest expense on preferred equity certificates	17,307	19,177	(1,870)
Amortization of loan fees and other loan costs	19,067	10,643	8,424
Amortization of debt discount	7,530	7,719	(189)
Accretion of debt premium	—	(2,855)	2,855
Total interest expense	$183,092	$152,469	$30,623
On July 24, 2018, in connection with the Cabot Transaction, we purchased all outstanding PECs including accrued interest that were held by Cabot’s minority shareholders. As a result, we will not incur any PEC interest expense subsequent to the Cabot Transaction.
The increases in interest expense during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 were primarily attributable to larger expenses relating to loan fees associated with our refinancing activities, higher interest rates, higher balances on the revolving credit facility in the United States, and higher balances outstanding on Cabot’s credit facilities. During the three and nine months ended September 30, 2018, interest expense included approximately $6.6 million in fees relating to Cabot’s refinancing of the Cabot senior secured notes and approximately $2.5 million of fees for a bridge loan commitment related to the Cabot Transaction.

Other Income and Expense
Other income and expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $2.5 million during the three months ended September 30, 2018, compared to other income of $8.9 million during the three months ended September 30, 2017. Other expense was $5.0 million during the nine months ended September 30, 2018 compared to other income of $12.0 million during the nine months ended September 30, 2017. Other expense during the three and nine months ended September 30, 2018 was primarily the result of a loss on a derivative contract of $2.7 million and $9.3 million respectively. On May 8, 2018, in anticipation of the completion of the Cabot Transaction, we entered into a foreign exchange forward contract with a notional amount of £176.0 million, which was approximately the anticipated cash consideration for the Cabot Transaction. On August 3, 2018, we settled this contract in cash and recognized a total loss of $9.3 million. This loss was substantially offset by the decrease of final cash consideration in U.S. dollars for the Cabot Transaction. Other income during the three and nine months ended September 30, 2017 was primarily due to a gain recognized on the redemption of senior secured notes and foreign exchange derivative contracts.
Income Taxes
We recorded income tax expense on income from continuing operations of $16.9 million and $17.8 million during the three months ended September 30, 2018 and 2017, respectively, and $37.7 million and $43.4 million during the nine months ended September 30, 2018 and 2017, respectively. The decreases in our income tax expense for the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 were primarily due to lower pretax income and the reduction of the U.S. corporate tax rate as prescribed by the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). The decreases were partially offset by increased tax expenses in the Company’s international subsidiaries due to the recording of various discrete items and certain Cabot Transaction related expenses not allowed for tax deduction.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from a top rate of 35% to a flat rate of 21% effective January 1, 2018, while also implementing elements of a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.
Due to the complexities involved in accounting for the Tax Reform Act, Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowed us to record provisional amounts in earnings for the year ended December 31, 2017. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates. During the three and nine months ended September 30, 2018, there were no changes made to the provisional amounts recognized in 2017.
We will continue to analyze the effects of the Tax Reform Act, and additional impacts, if any. The impact of the Tax Reform Act may differ from our estimates, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Reform Act.

The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Federal provision	21.0%	35.0%	21.0%	35.0%
State provision	1.7%	3.3%	1.5%	3.3%
International provision (benefit)(1)	31.1%	(7.9)%	14.7%	(2.2)%
Other	2.7%	(0.7)%	(0.1)%	0.2%
Effective rate	56.5%	29.7%	37.1%	36.3%
________________________

(1)
During the three months ended September 30, 2018, we recorded certain discrete tax charges of approximately $5.0 million relating to previously established deferred tax assets in certain foreign subsidiaries in Latin America from which we no longer believe we will receive any benefit. In addition, the international provision increased due to nondeductible costs related to the Cabot Transaction. As a result, the effective international tax rates during the three and nine months ended September 30, 2018 have substantially increased as compared to the corresponding periods in 2017.

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
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2018 and 2017 was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $21.6 million at September 30, 2018. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $9.7 million as of September 30, 2018. The gross unrecognized tax benefits did not materially change from December 31, 2017.
Of the $204.6 million of cash and cash equivalents as of September 30, 2018, $171.9 million was held outside of the United States. Following the enactment of the Tax Reform Act and associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. We maintain non-U.S. funds in our foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements, and (iii) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. We continue to evaluate the impact of the Tax Reform Act on our election to indefinitely reinvest certain of our non-U.S. earnings. As of September 30, 2018, management believes that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	40.7%	42.9%	41.7%	42.6%
Europe	24.4%	28.4%	27.0%	28.9%
Other geographies	46.9%	45.9%	47.1%	48.3%
Overall cost per dollar collected	36.0%	38.4%	37.3%	38.8%
Our overall cost per dollar collected (or “cost-to-collect”) decreased 240 basis points to 36.0% for the three months ended September 30, 2018, from 38.4% during the corresponding period in the prior year. Overall cost-to-collect decreased 150 basis points to 37.3% during the nine months ended September 30, 2018, from 38.8% during the corresponding period in the prior year.
Cost-to-collect in the United States decreased due to a combination of (a) collection mix shifting towards non-legal collection, which has lower cost-to-collect, (b) higher total collections that blended down fixed cost and reduced overall cost-to-collect, and (c) reduced cost-to-collect in the legal channel that is driven by improved court cost recovery rates, more legal collections coming from internal legal channel that has lower cost-to-collect, and legal collection mix shifting towards new legal placement batches, which have lower commission rates than older batches.
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
Adjusted Income From Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes and exchangeable notes, acquisition, integration and restructuring related expenses, amortization of certain acquired intangible assets and other charges or gains that are not indicative of ongoing operations.

The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP, to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. During the periods in which GAAP diluted earnings per share includes the dilutive effect of common shares that are issuable upon conversion or exchange of certain convertible notes and exchangeable notes because the average stock price during the respective periods exceeded the conversion price or exchange price of these notes, we present those metrics both including and excluding the dilutive effect of these convertible notes and exchangeable notes to better illustrate the impact of those notes and the related hedging transactions to shareholders, with “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns. The average stock price during the three and nine months ended September 30, 2018 did not exceed the conversion price of our convertible notes or the exchange price of our exchangeable notes, therefore, our GAAP diluted earnings per share did not include any dilutive effect attributable to our convertible notes or exchangeable notes. As a result, the adjusted income from continuing operations per diluted shares-accounting and per diluted shares-economic was the same during the respective periods presented below (in thousands, except per share data):

	Three Months Ended September 30,
	2018		2017
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$20,725	$0.69	$28,194	$1.05	$1.07
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	3,719	0.12	3,135	0.12	0.12
Acquisition, integration and restructuring related expenses(1)	12,458	0.41	342	0.01	0.01
Amortization of certain acquired intangible assets(2)	1,947	0.07	803	0.03	0.03
Loss on derivatives in connection with the Cabot Transaction(3)	2,737	0.09	—	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items(4)	(2,335)	(0.08)	(1,321)	(0.04)	(0.04)
Adjustments attributable to noncontrolling interest(5)	(3,474)	(0.11)	(461)	(0.02)	(0.02)
Adjusted income attributable to Encore	$35,777	$1.19	$30,692	$1.15	$1.17
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

(4)
Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.

(5)
Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

	Nine Months Ended September 30,
	2018		2017
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$68,850	$2.49	$70,746	$2.68	$2.70
Adjustments:
Convertible notes non-cash interest and issuance cost amortization	9,824	0.36	9,227	0.35	0.35
Acquisition, integration and restructuring related expenses(1)	16,685	0.60	4,717	0.18	0.18
Gain on fair value adjustments to contingent consideration(2)	(4,652)	(0.17)	(2,773)	(0.10)	(0.10)
Amortization of certain acquired intangible assets(3)	6,451	0.23	1,951	0.07	0.07
Expenses related to Cabot IPO(4)	2,984	0.11	—	—	—
Loss on derivatives in connection with the Cabot Transaction(5)	9,315	0.34	—	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items(6)	(7,763)	(0.28)	(3,753)	(0.14)	(0.14)
Adjustments attributable to noncontrolling interest(7)	(5,022)	(0.19)	(1,755)	(0.07)	(0.07)
Adjusted income attributable to Encore	$96,672	$3.49	$78,360	$2.97	$2.99
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

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

(6)
Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income, as reported	$13,016	$42,144	$63,703	$76,199
Adjustments:
Loss from discontinued operations, net of tax	—	—	—	199
Interest expense	65,094	52,755	183,092	152,469
Interest income	(747)	(943)	(2,846)	(2,641)
Provision for income taxes	16,879	17,844	37,657	43,442
Depreciation and amortization	9,873	8,522	31,232	25,819
Stock-based compensation expense	5,007	3,531	10,452	7,041
Acquisition, integration and restructuring related expenses(1)	8,475	342	12,702	4,717
Gain on fair value adjustments to contingent consideration(2)	—	—	(4,652)	(2,773)
Loss on derivatives in connection with the Cabot Transaction(3)	2,737	—	9,315	—
Expenses related to Cabot IPO(4)	—	—	2,984	—
Adjusted EBITDA	$120,334	$124,195	$343,639	$304,472

Collections applied to principal balance(5)	$199,457	$159,408	$583,538	$522,247
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses (excluding amounts already included in the interest expense and stock-based compensation expense line items above). We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP total operating expenses, as reported	$239,246	$202,829	$723,896	$609,252
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(45,980)	(28,934)	(148,646)	(83,864)
Acquisition, integration and restructuring related expenses(2)	(8,475)	(342)	(12,702)	(4,717)
Stock-based compensation expense	(5,007)	(3,531)	(10,452)	(7,041)
Gain on fair value adjustments to contingent consideration(3)	—	—	4,652	2,773
Expenses related to Cabot IPO(4)	—	—	(2,984)	—
Adjusted operating expenses related to portfolio purchasing and recovery business	$179,784	$170,022	$553,764	$516,403
________________________

(1)
Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.

(2)
Amount represents acquisition, integration and restructuring related operating expenses (excluding amounts already included in stock-based compensation expense). We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 4 “Fair Value Measurement - Contingent Consideration” in the notes to our condensed consolidated financial statements for further details.

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
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2018
		<2009	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total(2)	CCM(3)
United States:
<2009	$1,150,775	$2,130,303	$390,929	$271,768	$184,022	$126,081	$90,827	$66,219	$54,084	$43,876	$36,141	$23,358	$3,417,608	3.0
2009	252,951	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	22,835	14,889	829,098	3.3
2010	357,305	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	24,599	1,108,146	3.1
2011	383,810	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	32,038	1,085,734	2.8
2012	548,836	—	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	38,594	1,200,189	2.2
2013	551,969	—	—	—	—	—	230,051	397,646	298,068	203,386	147,503	84,058	1,360,712	2.5
2014	518,091	—	—	—	—	—	—	144,178	307,814	216,357	142,147	74,593	885,089	1.7
2015	499,905	—	—	—	—	—	—	—	105,610	231,102	186,391	100,683	623,786	1.2
2016	554,615	—	—	—	—	—	—	—	—	110,875	283,035	186,747	580,657	1.0
2017	530,082	—	—	—	—	—	—	—	—	—	111,902	243,525	355,427	0.7
2018	502,326	—	—	—	—	—	—	—	—	—	—	105,098	105,098	0.2
Subtotal	5,850,665	2,130,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	928,182	11,551,544	2.0
Europe:
2013	619,079	—	—	—	—	—	134,259	249,307	212,129	165,610	146,993	102,072	1,010,370	1.6
2014	630,342	—	—	—	—	—	—	135,549	198,127	156,665	137,806	99,411	727,558	1.2
2015	423,302	—	—	—	—	—	—	—	65,870	127,084	103,823	67,228	364,005	0.9
2016	258,856	—	—	—	—	—	—	—	—	44,641	97,587	63,180	205,408	0.8
2017	464,110	—	—	—	—	—	—	—	—	—	68,111	116,312	184,423	0.4
2018	349,303	—	—	—	—	—	—	—	—	—	—	24,372	24,372	0.1
Subtotal	2,744,992	—	—	—	—	—	134,259	384,856	476,126	494,000	554,320	472,575	2,516,136	0.9
Other geographies:
2012	6,721	—	—	—	—	—	3,848	2,561	1,208	542	551	332	9,042	1.3
2013	29,568	—	—	—	—	—	6,617	17,615	10,334	4,606	3,339	1,971	44,482	1.5
2014	86,989	—	—	—	—	—	—	9,652	16,062	18,403	9,813	6,340	60,270	0.7
2015	91,039	—	—	—	—	—	—	—	15,061	57,064	43,499	25,574	141,198	1.6
2016	79,739	—	—	—	—	—	—	—	—	29,269	39,710	22,935	91,914	1.2
2017	57,937	—	—	—	—	—	—	—	—	—	15,471	18,197	33,668	0.6
2018	31,328	—	—	—	—	—	—	—	—	—	—	7,932	7,932	0.3
Subtotal	383,321	—	—	—	—	—	10,465	29,828	42,665	109,884	112,383	83,281	388,506	1.0
Total	$8,978,978	$2,130,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,484,038	$14,456,186	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2018, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2018 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2009	$1,150,775	$3,417,608	$51,485	$3,469,093	3.0
2009	252,951	829,098	38,976	868,074	3.4
2010	357,305	1,108,146	67,831	1,175,977	3.3
2011	383,810	1,085,734	90,161	1,175,895	3.1
2012	548,836	1,200,189	102,486	1,302,675	2.4
2013(3)	551,969	1,360,712	178,147	1,538,859	2.8
2014(3)	518,091	885,089	191,882	1,076,971	2.1
2015	499,905	623,786	262,881	886,667	1.8
2016	554,615	580,657	476,698	1,057,355	1.9
2017	530,082	355,427	749,034	1,104,461	2.1
2018	502,326	105,098	936,928	1,042,026	2.1
Subtotal	5,850,665	11,551,544	3,146,509	14,698,053	2.5
Europe:
2013(3)	619,079	1,010,370	773,269	1,783,639	2.9
2014(3)	630,342	727,558	673,017	1,400,575	2.2
2015(3)	423,302	364,005	427,515	791,520	1.9
2016	258,856	205,408	402,774	608,182	2.3
2017	464,110	184,423	747,435	931,858	2.0
2018	349,303	24,372	645,301	669,673	1.9
Subtotal	2,744,992	2,516,136	3,669,311	6,185,447	2.3
Other geographies:
2012	6,721	9,042	948	9,990	1.5
2013	29,568	44,482	2,601	47,083	1.6
2014	86,989	60,270	131,159	191,429	2.2
2015(3)	91,039	141,198	71,181	212,379	2.3
2016	79,739	91,914	61,374	153,288	1.9
2017	57,937	33,668	80,701	114,369	2.0
2018	31,328	7,932	57,357	65,289	2.1
Subtotal	383,321	388,506	405,321	793,827	2.1
Total	$8,978,978	$14,456,186	$7,221,141	$21,677,327	2.4
________________________

(1)	Cumulative purchases from inception through September 30, 2018, adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through September 30, 2018, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2018(3)	2019	2020	2021	2022	2023	2024	2025	2026	>2026	Total
United States:
<2009	$5,899	$21,447	$12,550	$7,047	$3,514	$1,028	$—	$—	$—	$—	$51,485
2009	3,711	13,615	8,850	5,752	3,739	2,430	879	—	—	—	38,976
2010	6,247	22,916	14,895	9,682	6,293	4,091	2,659	1,048	—	—	67,831
2011	8,643	29,143	19,224	12,774	8,303	5,397	3,508	2,280	889	—	90,161
2012	10,744	32,964	21,188	13,879	9,203	5,982	3,888	2,527	1,643	468	102,486
2013(4)	21,872	75,093	34,383	22,043	14,337	6,335	1,668	1,084	705	627	178,147
2014(4)	19,717	61,058	39,081	25,327	16,684	11,055	7,305	4,748	3,086	3,821	191,882
2015	27,481	83,277	54,909	33,420	22,018	14,743	9,914	6,599	4,272	6,248	262,881
2016	47,811	147,677	99,402	64,596	39,499	26,425	17,934	12,196	8,152	13,006	476,698
2017	67,247	247,467	158,861	102,651	64,990	39,699	25,953	17,715	12,179	12,272	749,034
2018	59,641	281,022	228,010	131,195	84,513	55,608	35,881	25,432	18,445	17,181	936,928
Subtotal	279,013	1,015,679	691,353	428,366	273,093	172,793	109,589	73,629	49,371	53,623	3,146,509
Europe:
2013(4)	30,158	112,485	102,722	94,418	86,061	77,566	69,383	61,925	55,302	83,249	773,269
2014(4)	28,449	102,866	91,047	82,280	72,483	64,210	56,515	48,232	42,826	84,109	673,017
2015(4)	20,330	70,198	58,000	49,548	43,020	37,564	32,552	27,577	23,506	65,220	427,515
2016	21,384	64,386	63,170	63,804	41,875	29,910	24,207	22,651	28,113	43,274	402,774
2017	45,695	127,084	103,473	88,510	74,612	63,260	53,710	43,519	36,426	111,146	747,435
2018	20,472	98,527	101,184	79,875	64,771	52,566	45,670	39,662	34,225	108,349	645,301
Subtotal	166,488	575,546	519,596	458,435	382,822	325,076	282,037	243,566	220,398	495,347	3,669,311
Other geographies:
2012	107	308	227	191	115	—	—	—	—	—	948
2013	455	1,082	594	400	68	2	—	—	—	—	2,601
2014	3,976	25,418	30,008	25,801	23,233	16,125	6,598	—	—	—	131,159
2015(4)	6,454	20,471	15,050	10,766	7,738	5,156	3,134	2,345	67	—	71,181
2016	5,710	18,407	13,545	9,650	6,513	3,318	2,098	1,519	614	—	61,374
2017	4,647	18,061	15,115	13,074	11,755	10,001	5,104	1,667	967	310	80,701
2018	4,498	15,336	11,996	8,618	6,233	4,410	2,581	1,579	1,103	1,003	57,357
Subtotal	25,847	99,083	86,535	68,500	55,655	39,012	19,515	7,110	2,751	1,313	405,321
Total	$471,348	$1,690,308	$1,297,484	$955,301	$711,570	$536,881	$411,141	$324,305	$272,520	$550,283	$7,221,141
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of September 30, 2018, ERC for Zero Basis Portfolios include approximately $242.8 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies were immaterial.

(2)
The collection forecast of each pool in the calculation of accretion revenue is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in the presentation of ERC but are not included in the calculation of IRRs.

(3)	2018 amount consists of three months data from October 1, 2018 to December 31, 2018.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2018	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2011	$3,704	$383,810	1.0%	0.1%
2012	10,676	548,836	1.9%	0.3%
2013(2)	29,048	551,969	5.3%	0.9%
2014(2)	78,795	518,091	15.2%	2.5%
2015	142,909	499,905	28.6%	4.6%
2016	261,557	554,615	47.2%	8.4%
2017	360,900	530,082	68.1%	11.6%
2018	461,910	502,326	92.0%	14.9%
Subtotal	1,349,499	4,089,634	33.0%	43.4%
Europe:
2013(2)	252,673	619,079	40.8%	8.1%
2014(2)	249,249	630,342	39.5%	8.0%
2015(2)	196,211	423,302	46.4%	6.3%
2016	179,271	258,856	69.3%	5.8%
2017	370,498	464,110	79.8%	11.9%
2018	335,275	349,303	96.0%	10.8%
Subtotal	1,583,177	2,744,992	57.7%	50.9%
Other geographies:
2014	63,420	86,989	72.9%	2.0%
2015(2)	22,142	91,039	24.3%	0.7%
2016	29,895	79,739	37.5%	1.0%
2017	34,850	57,937	60.2%	1.1%
2018	26,133	31,328	83.4%	0.8%
Subtotal	176,440	347,032	50.8%	5.7%
Total	$3,109,116	$7,181,658	43.3%	100.0%
________________________

(1)	Purchase price refers to the cash paid to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of September 30, 2018, we had $3.1 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2018(1)	$89,066	$47,087	$4,449	$140,602
2019	392,559	175,055	23,457	591,071
2020	328,041	201,292	35,245	564,578
2021	199,393	187,877	32,144	419,414
2022	126,375	154,748	32,252	313,375
2023	82,206	133,016	26,559	241,781
2024	53,394	122,194	14,292	189,880
2025	36,162	113,769	5,028	154,959
2026	24,156	110,839	2,005	137,000
2027	14,637	108,400	805	123,842
2028	3,510	100,209	204	103,923
2029	—	54,073	—	54,073
2030	—	31,570	—	31,570
2031	—	22,634	—	22,634
2032	—	15,235	—	15,235
2033	—	5,179	—	5,179
Total	$1,349,499	$1,583,177	$176,440	$3,109,116
________________________

(1)	2018 amount consists of three months data from October 1, 2018 to December 31, 2018.

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of September 30,
	2018		2017
	Domestic	International	Domestic	International
General & Administrative	1,047	2,680	883	2,286
Account Manager	531	4,375	344	3,572
Total	1,578	7,055	1,227	5,858

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2016	1,450	$3,544,338	$256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017

	(Unaudited)
Net cash provided by operating activities	$120,022	$81,691
Net cash used in investing activities	(326,071)	(207,780)
Net cash provided by financing activities	204,927	155,309
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
Net cash provided by operating activities was $120.0 million and $81.7 million during the nine months ended September 30, 2018 and 2017, respectively. Cash provided by operating activities during the nine months ended September 30, 2018 was primarily related to net income of $63.7 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the nine months ended September 30, 2017 was primarily related to net income of $76.2 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $326.1 million and $207.8 million during the nine months ended September 30, 2018 and 2017, respectively.
The cash flows used in investing activities during the nine months ended September 30, 2018 were primarily related to receivable portfolio purchases of $881.8 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $615.0 million. The cash flows used in investing activities during the nine months ended

September 30, 2017 were primarily related to receivable portfolio purchases of $739.5 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $549.5 million.
Capital expenditures for fixed assets acquired with internal cash flows were $37.4 million and $20.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Financing Cash Flows
Net cash provided by financing activities was $204.9 million and $155.3 million during the nine months ended September 30, 2018 and 2017, respectively.
The cash provided by financing activities during the nine months ended September 30, 2018 primarily reflects $766.5 million in borrowings under our credit facilities and $172.5 million of proceeds from the issuance of Encore’s exchangeable notes due 2023, offset by $465.7 million in repayments of amounts outstanding under our credit facilities and $234.1 million of cash consideration paid for the acquisition of the remaining interest in Cabot. The cash provided by financing activities during the nine months ended September 30, 2017 primarily reflects $928.1 million in borrowings under our credit facilities and $150.0 million of proceeds from the issuance of Encore’s convertible senior notes due 2022, offset by $972.5 million in repayments of amounts outstanding under our credit facilities and $60.4 million repayments of Encore’s convertible notes due 2017.
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
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $894.4 million (the “Revolving Credit Facility”), a term loan facility of $203.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $10.2 million expiring in February 2019 and (2) a subtranche of the Term Loan Facility of $9.1 million, expiring in February 2019. As of September 30, 2018, we had $447.0 million outstanding and $178.1 million of availability under the Revolving Credit Facility and $197.9 million outstanding under the Term Loan Facility.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £295.0 million (the “Cabot Credit Facility”). As of September 30, 2018, we had £217.8 million (approximately $283.7 million) outstanding and £77.2 million (approximately $100.5 million) of availability under Cabot Credit Facility. On November 5, 2018, Cabot Financial UK amended the Cabot Credit Facility to, among other things, increase the size of the facility by £90.0 million.
On August 27, 2018, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million in amounts and at times as we determine from time to time. During the three months ended September 30, 2018, we issued 13,600 shares under our ATM Program, generating proceeds of approximately $0.54 million, net of commissions of approximately $5,000.
We have no obligation to sell any of such shares under our ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determination of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which could include repayments of our credit facilities from time to time.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our credit facilities.
We are in compliance with all covenants under our financing arrangements. See Note 9, “Debt, net” to our condensed consolidated financial statements for a further discussion of our debt.

Our cash and cash equivalents at September 30, 2018 consisted of $32.7 million held by U.S.-based entities and $171.9 million held by foreign entities. Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third party clients. The balance of cash held for clients was $26.2 million at September 30, 2018. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At September 30, 2018, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Interest Rates. At September 30, 2018, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Based on their most recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5 – Other Information
On November 5, 2018, Cabot Financial UK amended the Cabot Credit Facility (the “Amendment”) to, among other things, increase the size of the facility by £90.0 million to £385.0 million, extend the maturity date to September 2022 (except for a £10.0 million tranche that expires in September 2021) and reduce the interest rate on the tranches that expire in September 2022 from LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25% per annum to LIBOR (or EURIBOR for any loan drawn in euro) plus 3.00% per annum.
The foregoing description of the material provisions of the Amendment is a summary and does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment, which is filed as Exhibit 10.12 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 6 – Exhibits

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1	Fifth Supplemental Indenture dated July 11, 2018 to Indenture dated as of March 27, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 13, 2018)

4.2	Seventh Supplemental Indenture dated July 12, 2018 to Indenture dated as of August 2, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 13, 2018)

4.3
Indenture, dated July 20, 2018, between Encore Capital Europe Finance Limited and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

4.4
Supplemental Indenture (including the form of 4.50% Exchangeable Senior Notes due 2023), dated July 20, 2018, among Encore Capital Europe Finance Limited, Encore Capital Group, Inc. and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

4.5
Supplemental Indenture, dated November 6, 2018, to the Indenture, dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (filed herewith)

4.6
Supplemental Indenture, dated November 6, 2018, to the Indenture, dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (filed herewith)

10.1
Letter Agreement, dated July 17, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

10.2
Letter Agreement, dated July 17, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

10.3
Letter Agreement, dated July 17, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

10.4
Letter Agreement, dated July 19, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

10.5
Letter Agreement, dated July 19, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

10.6
Letter Agreement, dated July 19, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 20, 2018)

10.7+
Transition Letter, dated as of August 8, 2018, by and between Encore Capital Group, Inc and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2018)

10.8+	Non-Employee Director Compensation Program Guidelines, effective September 1, 2018 (filed herewith)

10.9
Extension Agreement, dated September 20, 2018, by and among Encore Capital Group, Inc., SunTrust Bank, Bank of America, N.A., DNB Capital, LLC, Fifth Third Bank, Western Alliance Bancorporation, Chang Hwa Commercial Bank, Ltd., and each of the guarantors, party thereto (filed herewith)

10.10
Incremental Facility Agreement, dated September 20, 2018, by and among Encore Capital Group, Inc., SunTrust Bank, ING Capital LLC, MUFG Union Bank, N.A., Flagstar Bank, CIBC Bank USA, Umpqua Bank, Opus Bank, Banc of California, California Bank and Trust, Western Alliance Bancorporation, and each of the guarantors, party thereto (filed herewith)

10.11
Amendment dated October 4, 2018 to that Senior Facility Agreement, dated August 23, 2017, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trust Company (UK) Limited as Security Trustee and Senior Agent and Goldman Sachs International Bank as Senior Lender (filed herewith)

10.12
Amendment Agreement dated November 5, 2018 to Amend and Restate the Senior Facilities Agreement, originally dated September 20, 2012, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Date: November 7, 2018