Form 10-K
period 2018-12-31
ENCORE CAPITAL GROUP INC
filed 2019-02-27
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $943.6 million at June 29, 2018, based on the closing price of the common stock of $36.60 per share on such date, as reported by NASDAQ.
The number of shares of our Common Stock outstanding at February 20, 2019, was 30,884,393.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2019 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2018.

PART I
Item 1—Business
Our Business
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We primarily purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for non-performing loans.
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”) we are a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates (collectively, “Cabot”) we are one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. These are our primary operations.
We also have additional international investments and operations as we have explored new asset classes and geographies including: (1) our investments in non-performing loans in Colombia, Peru, Mexico and Brazil; (2) our subsidiary, Baycorp Holdings Pty Limited (together with its subsidiaries, “Baycorp”), which is one of Australasia’s leading debt resolution specialists, and (3) an investment in Encore Asset Reconstruction Company (“EARC”) in India. We refer to these additional international operations as our Latin America and Asia-Pacific (“LAAP”) operations.
To date, operating results from LAAP operations have not been significant to our total consolidated operating results. As a result, descriptions of our operations in Part I - Item 1 of this Form 10-K will focus primarily on MCM (United States) and Cabot (Europe) operations.
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
Company Information
We were incorporated in Delaware in 1999. In June 2013, we completed our merger with Asset Acceptance Capital Corp., which was another leading provider of debt recovery solutions in the United States. In July 2013, by acquiring a majority ownership interest in the indirect holding company of CCM, Janus Holdings S.a r.l., we acquired control of CCM. In February 2014, CCM acquired Marlin Financial Group Limited, a leading acquirer of non-performing consumer debt in the United Kingdom. In August 2014, we acquired Atlantic Credit & Finance, Inc., which was a market leader in the United States in buying and collecting on freshly charged-off debt. In June 2015, CCM expanded in the United Kingdom by acquiring Hillesden Securities Ltd and its subsidiaries (“dlc”). In March 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC and its subsidiaries (collectively, “Propel”), our tax lien business. In November 2017, CCM strengthened its debt servicing offerings with the acquisition of Wescot Credit Services Limited, a leading U.K. contingency debt collection and BPO services company. In July 2018, we completed the purchase of all of the outstanding equity of CCM not owned by us. As a result, CCM became our wholly owned subsidiary.
Our headquarters is located in San Diego, California 92108 and our telephone number is (877) 445-4581. Our website address is www.encorecapital.com. The site provides access, free of charge, to relevant investor related information, such as our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our Internet site as soon as reasonably practicable after being filed with, or furnished to, the SEC. Also available on our website are our Standards of Business Conduct and charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver of, a provision of our Standards of Business Conduct on our website. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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
Operational Scale and Cost Efficiency. We are a market leader in portfolio purchasing and recovery in the United States and one of the largest credit management services providers in Europe. This operational scale combined with cost efficiency is central to our collection and purchasing strategies. We experience considerable cost advantages, stemming from our operations in India and Costa Rica and the development and implementation of operational models that enhance profitability. We believe that we are the only company in our industry with a successful, late-stage collection platform in India. This cost-saving, first-mover advantage helps to reduce our call center variable cost-to-collect.
Principled Intent. Across the full extent of our operations, we strive to treat consumers with respect, compassion, and integrity. From affordable payment plans to hardship solutions, we work with our consumers as they attempt to return to financial health. We are committed to dialogue that is honorable and constructive and hope to play an important and positive role in our consumers’ financial recovery. We believe that our interests, and those of the financial institutions from which we purchase portfolios, are closely aligned with the interests of government agencies seeking to protect consumer rights. We expect to continue investing in infrastructure and processes that support consumer advocacy and financial literacy while promoting an appropriate balance between corporate and consumer responsibility.
Our Strategy
Continue to Invest in our Core Businesses in the United States. Our core domestic portfolio purchasing and recovery business remains critical to our success. Supply and demand dynamics within the United States have fluctuated over time and will likely continue to do so. To position ourselves to continue generating strong risk-adjusted returns, we intend to continue investing in analytics, technology, risk management and compliance. We will also continue investing in initiatives that enhance our relationships with consumers, expand our digital capabilities and collections, or improve liquidation rates on our portfolios. We also plan to invest in software and systems designed to better integrate our operations and improve our overall efficiency. We intend to continue deploying a meaningful amount of capital in our core domestic markets.
Strengthen and Develop our U.K. and European Businesses. We believe we are well-positioned through Cabot to maintain and strengthen our leading role in the distressed consumer debt sectors in the U.K. and in certain markets within Europe. We intend to preserve our market leading position in the U.K. by maintaining a high level of collections performance and compliance. We also intend to continue investing in developing our digital capabilities as well as our leading data, scorecard and litigation capabilities. We will continue to explore opportunities in new geographies and asset classes.
Purchasing Approach
We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are a valuable partner to these sellers given our financial strength, focus on principled intent, and track record of financial success.
Identify purchase opportunities. We maintain relationships with various financial service providers such as banks, credit unions, consumer finance companies, retailers, utilities companies and government agencies. These relationships frequently generate recurring purchase opportunities. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for credit originators from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our purchasing scale. Receivable portfolios are typically sold either through a general auction, in which the seller requests bids from market participants, or in a private sale where the buyer negotiates directly with a seller. The sale transaction can be either for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months, but can be longer, with specifically defined volume, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. In the U.S., where we have the ability in many of our forward flow contracts to terminate upon a certain specified amount of notice, we generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can enable us to more accurately forecast and plan our operational needs.
Evaluate purchase opportunities using analytical models. Once a portfolio of interest is identified, we obtain detailed information regarding the portfolio’s accounts, including certain information regarding the consumers themselves. We use this account-level information to perform due diligence and evaluate the portfolio. We use statistical analysis and forecasting to analyze this information to create expected future cash forecasts for the portfolio. Our collection expectations are based on, among other things, demographic data, account characteristics, and credit file variables, which we use to predict a consumer’s willingness and ability to repay their debt. Our servicing strategy and collections channel capacity are also a major determinant of collections expectations and portfolio expected value. Additional adjustments to cash expectations are made to account for qualitative factors that may affect the payment behavior of our consumers (such as prior collection activities or the underwriting approach of the seller), and to ensure our valuations are aligned with our operations.
Formal approval process. Once we have determined the estimated value of the portfolio and have completed our qualitative due diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on an Internal Rate of Return (“IRR”) and at times also on other strategic objectives, or declines to bid. Members of the investment committee vary based on the type and amount of the purchase opportunity, but typically include our Chief Executive Officer, Chief Financial Officer, other members of our senior management team, and experts, as needed.
We believe long-term success is best achieved by combining a diversified asset sourcing approach with an account-level scoring methodology and a disciplined evaluation process.
Collection Approach
MCM (United States)
We continue to expand and build upon the insight developed from previous collections when developing our account collection strategies for portfolios we have acquired. We refine our collection approach to determine the most effective collection strategy to pursue for each account. Our current collection approaches consist of:

•	Direct Mail and Email. We develop innovative mail and email campaigns offering consumers payment programs, and occasionally appropriate discounts, to encourage settlement of their accounts.

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
Cabot (Europe)
In Europe, we also use direct mail and email, call centers, legal action, third-party collection agencies and digital methods to pursue collections.
We use insights developed during our purchasing process to build account collection strategies. Our proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. We continuously refine this analysis to determine the most effective collection strategy to pursue for each account we own. We purchase both paying portfolios, which consist of accounts where over 50% of the investment value is associated with consumers who are already repaying some of their debt, albeit at levels that still require the debt to be written off under the originators’ internal accounting policies, and non-paying portfolios, where 50% or more of the investment value is associated with customers who are not repaying some of their debt, which are higher risk and have less predictable cash flows than paying portfolios. Paying portfolios tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. Non‑paying portfolios often consist of a substantial number of accounts without contact details and for which the vendor has made numerous unsuccessful attempts to collect.

We employ a variety of collections strategies from the point of purchase, tailored to both the type of account and the consumer’s financial strength. For paying accounts, we seek to engage with the consumers to transfer across their payment stream to us and understand their detailed financial situation. For non-paying accounts, we apply a segmentation framework tailoring our communication and contact intensity in line with our assessment of their credit bureau data, the size of their debt, and whether we have an existing relationship with them from other accounts. Where contact is made and consumers indicate both a willingness and ability to pay, we create tailor-made payment plans to suit the consumer’s situation. In doing so, we utilize U.K. regulatory protocols to assess affordability and ensure their plan is fair, balanced and sustainable. Where we identify consumers with an ability to pay but who appear to be unwilling to pay their debt due, we pursue a range of collections strategies, which may include litigation processes in order to stimulate engagement and enable us to agree to a suitable plan.  Scoring is applied in conjunction with manual selection criteria to determine whether litigation might be an option, also informing any enforcement action that may be deemed most appropriate to the consumer’s situation. Relationships with consumers are maintained through the duration of the payment plan, seeking to review plans at least annually in order to take into account fluctuations in consumers’ financial situations. Again, scoring is used to vary the intensity of contact effort, mirroring the likelihood of a consumer’s financial situation having changed. In the event that a consumer breaks their plan, segmentation is used to tailor the communication and contact intensity as we seek to re-engage with the consumer and understand the reason for the break. By understanding the reason for the break we can tailor the solutions we recommend to rehabilitate the plan and put the customer back on the path to financial recovery. In this way, we have built strong relationships with our consumer base with a robust repayment stream, reflected in exceptional customer service scores.
Debt Servicing
Our debt servicing operations, which are primarily performed by subsidiaries of Cabot and Baycorp, include early stage collections, business process outsourcing and contingent collections for credit originators. We mainly provide debt servicing for consumer accounts, but also provide services for business-to-business accounts. We believe our debt servicing operations provide us: exposure to the oversight requirements of financial services clients that drive a continually evolving compliance agenda; access to proprietary debt purchase opportunities; and an opportunity to support clients across the collections and recoveries lifecycle, thereby allowing us to remain close to evolving trends.
Seasonality
MCM (United States)
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
Cabot (Europe)
While seasonality does not have a material impact on European operations, collections are generally strongest in the second and third calendar quarters and slower in the first and fourth quarters, largely driven by the impact of the December holiday season and the New Year holiday, and the related impact on customers’ ability to repay their balances. This drives a higher level of payment plan defaults over this period, which are typically repaired across the first quarter of the following year. The August vacation season in the United Kingdom also has an unfavorable effect on the level of collections, but this is traditionally compensated for by higher collections in July and September.

Compliance and Enterprise Risk Management
We have established a compliance management system framework, operational procedures, and governance structures to enable us to conduct business in accordance with applicable rules, regulations, and guidelines. Our philosophy rests on well-established risk management principles including a model leveraging three lines of defense. Our first line of defense consists of business lines or other operating units, whose role is to own and manage risks and associated mitigating controls. Our second line of defense is comprised of strong legal, compliance, and enterprise risk management functions, who ensure that the business maintains policies and procedures in compliance with existing laws and regulations, advise the business on assessing risk and strengthening controls, and provide additional, related support. These second-line functions facilitate oversight by our management and Board of Directors and are responsible for promoting compliance with applicable laws and regulations, assisting in formulating and maintaining policies and procedures, and engaging in training, risk assessments, testing, monitoring, complaint response, compliance audits and corrective actions. Our third line of defense is provided by our internal audit function, providing independent assurance that both first and second line functions are performing their roles appropriately within the context of our framework.
Beyond written policies, one of our core internal goals is the adherence to principled intent as it pertains to all consumer interactions. We believe that it is in our shareholders’ and our employees’ best interest to treat all consumers with the highest standards of integrity. Specifically, we have strict policies and a code of ethics that guide all dealings with our consumers. Our employees undergo comprehensive training on legal and regulatory compliance, and we engage in regular call monitoring checks, data checks, performance reviews, and other operational reviews to ensure compliance with company guidelines.
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
Information Technology
Technical Infrastructure. Our internal network has been configured to be redundant in all critical functions, at all sites. This redundancy has been implemented within the local area network switches and the data center network and includes fully redundant Multiprotocol Label Switching (MPLS) networks. We have the capability to handle high transaction volume in our server network architecture with scalability to meet and exceed our future growth plans. Redundancy, coupled with seamless scalability and our high-performance infrastructure, will allow for rapid business transformation and growth.
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
Cybersecurity. We divide our cybersecurity and information security functions into the four core tenets that we believe make up a solid information security practice: (1) security strategy and architecture; (2) operational security; (3) vulnerability and threat management; and (4) IT governance, risk and controls. We invest in cybersecurity and advanced technologies, including next generation threat prevention and threat intelligence solutions, to protect our organization and consumer and proprietary data throughout its life cycle. We believe that our adoption and implementation of leading security frameworks for the financial services industry and the regulatory environments and geographies in which we operate demonstrates our commitment to cybersecurity and information security. To ensure the integrity and reliability of our environment, we periodically engage outside auditors specializing in cybersecurity to examine and test our technical posture as well as our detection and response capabilities.
Competition
The consumer credit recovery industry is highly competitive in the United States, the United Kingdom and throughout Europe. We compete with a wide range of collection and financial services companies, traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel.
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
We believe that smaller competitors in the United States and the United Kingdom are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to increased regulatory pressure and scrutiny applied by regulators. In addition, sellers of charged-off consumer receivables are increasingly sensitive to the reputational risks involved in the industry and are therefore being more selective with buyers in the marketplace. We believe this favors larger participants in this market, such as us, that are better able to adapt to these pressures.
Government Regulation
MCM (United States)
Our operations in the United States are subject to federal, state, and municipal statutes, rules, regulations, and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable laws in all of our recovery activities. Our failure to comply with these laws could have a material adverse effect on us to the extent that they limit our recovery activities or subject us to fines or penalties in connection with such activities.
The federal Fair Debt Collection Practices Act (“FDCPA”) and comparable state and local laws establish specific guidelines and procedures that debt collectors must follow when communicating with consumers, including the time, place and manner of the communications, and prohibit unfair, deceptive, or abusive debt collection practices. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act of 2010 (the “Dodd-Frank Act”), Congress transferred the Federal Trade Commission’s (“FTC”) role of administering the FDCPA to the Consumer Financial Protection Bureau (“CFPB”), along with certain other federal statutes, and gave the CFPB authority to implement regulations under the FDCPA. The FTC and the CFPB share enforcement responsibilities under the FDCPA.
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
The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. In July 2016, the CFPB released an outline of proposals under consideration for its debt collection rulemaking. The proposals are aimed at ensuring debt collectors, among other things: collect the correct debt; limit excessive or disruptive communications; stop collecting or suing for debt without proper documentation; and provide documentation substantiating debt to a consumer upon demand. In addition to consulting with business representatives, the CFPB will continue to seek input from the public, consumer groups, industry, and other stakeholders before continuing the rulemaking process. In October 2018, the CFPB issued an agenda that included plans to issue a Notice of Proposed Rulemaking by March 2019 concerning debt collectors’ and debt buyers’ communications practices and consumer disclosures.
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
On September 9, 2015, we entered into a consent order (the “Consent Order”) with the CFPB in which we settled allegations arising from our practices between 2011 and 2015. We will continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order, which terminates in September 2020. In addition, we are subject to ancillary state attorney general investigations related to similar debt collection practices.
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
Our activities are also subject to federal and state laws concerning identity theft, privacy, data security, the use of automated dialing equipment, and other laws related to consumers and consumer protection. In response to petitions filed by third parties, in July 2015, the Federal Communications Commission (“FCC”) released a declaratory ruling interpreting the TCPA, which could impact the way consumers may be contacted on their cellular phones and could impact our operations and financial results. The FCC is currently engaged in further rulemaking regarding the definition of an automatic telephone dialing system under the TCPA.

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
Cabot (Europe)
Our operations in Europe are affected by foreign statutes, rules and regulations. It is our policy to comply with these laws in all of our recovery activities.
Financial Conduct Authority Regulation. U.K. debt purchase and collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office (“ICO”) and the UK Office of Communications (“OFCOM”). In March 2016, Cabot Credit Management Group Limited (“CCMG”), a Cabot subsidiary, was granted FCA authorization to conduct debt purchase and debt collection activities. CCMG appointed other Cabot subsidiaries to carry out debt-collecting and debt administration services on its behalf. CCMG assumes full regulatory responsibility for such entities. The FCA regards debt collection as a ‘‘high risk’’ activity and may therefore dedicate special resources to more intensive monitoring of businesses in this sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including Customer Treatment principles, as well as the applicable consumer credit laws and regulations.
The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. The FCA has significant powers and given the FCA has only been responsible for regulating consumer credit since April 2014, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase, as the FCA deepens its understanding of the industry through continued supervision. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources in our compliance governance framework.

A key regulatory change program for 2019 is the implementation of Senior Managers and Certification Regime (‘‘SMCR’’) for UK operations by December 2019. These requirements duplicate those that are already in place for UK based Banks and are designed to drive accountability and risk ownership within businesses. This will directly impact CCMG’s senior management team and the wider requirements will affect the majority of colleagues who will need to be aware and adhere to the required standards of conduct.
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
The FCA has the ability to, among other things, impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, cease certain products from being collected upon and in extreme circumstances remove permissions to trade.
In addition to the permissions granted as part of this FCA authorization, in February 2017, CCMG was granted a variation of permissions from the FCA in order to administer regulated mortgage contracts.
Consumer protection. The Consumer Credit Act of 1974 (and its related regulations) and the U.K. Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. The FCA is in the process of reviewing the provisions of the Consumer Credit Act 1974, with a view to consider implementing rules into its handbook to replace the legislation. The FCA is expected to issue its final report by April 2019.
Data protection. In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with requirements established by the Data Protection Act of 2018 in relation to processing the personal data of its consumers. This legislation came into effect in May 2018 to implement the EU General Data Protection Regulation (“GDPR”). This substantially replaced the Data Protection Act of 1998 and introduced significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). CCMG has made the required changes in its UK operations across its debt purchasing and servicing businesses to meet the requirements of the GDPR and the Data Protection Act 2018. A Data Protection Officer has been appointed and is supported by Privacy Champions at each UK site to promote and enforce good data protection practices.
Ireland. The regulatory regime in the Republic of Ireland has been subject to significant changes in recent years. In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015 (the “2015 Act”), which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following the sale of consumer loan portfolios to unregulated entities. Cabot Financial Ireland is authorized by the Central Bank of Ireland under Part V of the Central Bank Act 1997 as amended by the 2015 Act as a Credit Servicing Firm. As a result, Cabot Financial Ireland is subject to the Central Bank of Ireland’s supervisory and enforcement regime and is subject to various regulatory consumer protection codes. Cabot Financial Ireland was already obligated to ensure compliance with these codes through its contractual agreements to service loans on behalf of various Irish financial institutions and is audited on a regular basis against such obligations.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s withdrawal from the E.U., commonly referred to as “Brexit.” In March 2017, the United Kingdom formally served notice on the European Council of its intention to withdraw from the E.U. Brexit continues to create significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the E.U. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications Brexit will have and how it will affect us.
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
Employees
As of December 31, 2018, we had approximately 7,900 employees worldwide. None of our employees in North America are represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in the U.K., Spain, Italy and New Zealand who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are good.
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
Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Due, in part, to fluctuating prices for receivable portfolios and competition within the marketplace, there has been considerable variation in our purchasing volume and pricing from quarter to quarter and we expect that to continue. The volume of our portfolio purchases may be limited when prices are high and may or may not increase when portfolio pricing is more favorable to us. Further, our rates of return may decline when portfolio prices are high. We do not know how long portfolios will be available for purchase on terms acceptable to us, or at all.
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
A significant decrease in the volume of portfolio available from any of our principal sellers on terms acceptable to us would force us to seek alternative sources of charged-off receivables. Further, we have historically complemented our portfolio purchases from credit originators by purchasing portfolios from resellers or through the acquisition of portfolios from competitors looking to exit the market. As a result of consolidation in the market, there are fewer competitors to acquire on favorable terms. In addition, as the regulatory market continues to evolve, increased documentation requirements for collecting on portfolios may make purchasing accounts through resellers more difficult. Several larger issuers have also begun to prohibit resale of portfolios.
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
We are subject to audits conducted by sellers of debt portfolios and may be required to implement specific changes to our policies and practices as a result of adverse findings by such sellers as a part of the audit process, which could limit our ability to purchase debt portfolios from them in the future, which could materially and adversely affect our business.
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
U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective estimates. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 could have a significant impact on how we measure and record income recognized on receivable portfolios. We are required to adopt ASU 2016-13 beginning January 1, 2020, however, there are still various implementation issues, including outstanding proposed amendments to the guidance that could materially affect our current interpretation of this standard. Late interpretations of ASU 2016-13 may impact our ability to implement, change systems, processes and controls in time to implement without negative consequences to our internal control environment. ASU 2016-13 and other new accounting standards could have an adverse effect on our reported financial results, which could in turn cause our stock price to decline.
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
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, the debt purchase and collections sector and the broader consumer credit industry in the United Kingdom and the other jurisdictions in which Cabot operates is highly regulated under various laws and regulations. These laws and regulations are also subject to review from time to time and may be subject to significant change. In addition, this legislation is principles-based and therefore the interpretation of compliance is complex and may change over time.
Compliance with this extensive regulatory framework is expensive and labor-intensive. Failure to comply with any applicable laws, regulations, rules or contractual compliance obligations could result in investigations, information gathering, public censures, financial penalties, disciplinary measures, liability and/or enforcement actions being brought against Cabot, including licenses or permissions that Cabot needs to do business not being granted or being revoked or the suspension or termination of its ability to conduct collections. In addition, Cabot’s debt purchase contracts with vendors include certain conditions and failure to comply or revocation of a permission or authorization, or other actions taken by Cabot that may damage the reputation of the vendor, may entitle the vendor to terminate any agreements with Cabot and/or to repurchase debt portfolios Cabot previously purchased from it. Damage to Cabot’s reputation, whether because of a failure to comply with applicable laws, regulations or rules, revocation of a permission or authorization, any other regulatory action or Cabot’s failure to comply with contractual compliance obligations, could deter vendors from choosing Cabot as their debt purchase or collections provider. Failure to comply with any of the requirements issued by the Financial Conduct Authority (“FCA”) or the requirements of any applicable legislation or regulation is likely to have serious consequences. For example, the FCA may undertake investigations and information-gathering in connection with any aspect of Cabot’s operations. The FCA may also commence disciplinary action against authorized entities within Cabot, which may include public censure or instituting a ban on conducting business within the consumer credit sector. The FCA may revoke or impose restrictions or temporary suspensions on Cabot’s authorization, which would be publicly known and involve serious reputational damage, as well as significantly impact our business. The FCA may impose requirements demanding changes in Cabot’s business practices, which may interfere with Cabot’s ability to carry on regulated activities and adversely affect its reputation and ability to acquire additional purchased loan portfolios.
As a debt purchaser, Cabot’s ability to price debt portfolios, trace consumers and develop tailored repayment plans depends on its ability to use personal data in its consumer data intelligence systems. Depending on their nature and scope, changes to data protection laws, practices, regulations and guidance could require additional investments and resources in Cabot’s compliance governance framework, or could alter the way in which Cabot obtains, collects and uses data. The General Data Protection Regulation (GDPR) (Regulation (EU) 2016/679) (the “EU Data Protection Regulation”) came into effect in May 2018. The EU Data Protection Regulation introduced substantial changes to the EU data protection regime and has imposed a substantially higher compliance burden on Cabot. Examples of this higher burden include expanding the requirement for informed opt‑in consent by customers to processing of personal data and granting customers a “right to be forgotten,” restrictions on the use of personal data for profiling purposes, disclosure requirements of data sources to customers, the possibility of having to deal with a higher number of subject access requests, among other requirements.

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
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit.” In March 2017, the United Kingdom formally served notice on the European Council of its intention to withdraw from the E.U. Brexit continues to create significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations, such as the E.U. Data Protection Regulation, that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. Additionally, Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Consequences such as deterioration in economic conditions, volatility in currency exchange rates or changes in regulation may adversely affect our business, financial condition and operating results.
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
We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the expansion of our foreign operations subjects us to a number of additional risks and uncertainties, including:

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
We rely on third parties to provide us with services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations, or our inability to arrange for alternative third-party providers for such services, could have an adverse effect on our business, financial condition and operating results.
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
Because we conduct some business in currencies other than U.S. dollars, primarily the British Pound, but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates upon translation of these business results into U.S. dollars. In the normal course of business, we employ various strategies to manage these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations in the foreign currency exchange rates could adversely affect our financial condition and operating results.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in Note 9, “Debt” to our consolidated financial statements, as of December 31, 2018, our total long-term indebtedness outstanding was approximately $3.5 billion. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness or to make cash payments in connection with any conversion or exchange of our convertible notes or exchangeable notes, respectively, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate adequate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations which could, in turn, adversely affect our business, financial condition and operating results.

Despite our current indebtedness levels, we may still incur substantially more indebtedness or take other actions which would intensify the risks discussed above.
Despite our current consolidated indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. We are not restricted under the terms of the indentures governing our convertible notes or exchangeable notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness. Although our credit facilities and other existing debt currently limit the ability of us and certain of our subsidiaries to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. Also, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness or other new obligations are added to our current levels, the risks described above could intensify.
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
Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.
As of December 31, 2018, we held $347.0 million notional amount of interest rate swap agreements and $445.8 million notional amount of interest rate cap contracts that use the London Interbank Offered Rate (“LIBOR”) as a reference rate and borrowings under our revolving credit facilities, term loan facilities, and various other debt obligations bear interest based upon certain reference rates, including LIBOR. On July 27, 2017, the FCA, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR currently is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our business, financial condition and operating results.
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
The price of our common stock could also be affected by possible sales of our common stock by investors who view our convertible notes or exchangeable notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock.
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
In the future, we may sell additional shares of our common stock or other equity or equity-related securities to raise capital or issue equity securities to finance acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes and exchangeable notes and our at-the-market equity offering program. We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.
The liquidity and trading volume of our common stock is limited. The issuance or sale of substantial amounts of our common stock or other equity or equity-related securities (or the perception that such issuances or sales may occur) could adversely affect the market price of our common stock as well as our ability to raise capital through the sale of additional equity or equity-related securities. We have registered sales of common stock by certain holders who received shares of our Common Stock upon completion of the Cabot Transaction. Sales of these registered shares of common stock by such holders may occur from time to time in the future. We cannot predict the effect that future issuances or sales of our common stock or other equity or equity-related securities would have on the market price of our common stock.
We may not have the ability to raise the funds necessary to repurchase our convertible notes or exchangeable notes upon a fundamental change or to settle conversions or exchanges in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of our convertible notes.
Holders of our convertible notes and exchangeable notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion or exchange of notes, unless we elect to deliver solely shares of our common stock to settle (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments for each $1,000 in principal amount of notes converted or exchanged of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the notes surrendered therefor or to settle conversions or exchanges in cash. In addition, certain of our debt agreements contain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase our convertible notes or exchangeable notes. Further, our ability to repurchase our convertible notes or exchangeable notes or to pay cash upon conversion or exchange may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the notes or to pay cash upon conversion or exchange of the notes at a time when the repurchase or cash payment upon conversion or exchange is required by any indenture pursuant to which the convertible notes or exchangeable notes were offered would constitute a default under the relevant indenture. Such default could constitute a default under other agreements governing our indebtedness. If the repayment of any indebtedness were to be accelerated, we may not have sufficient funds to repay such indebtedness and repurchase the convertible notes or exchangeable notes.
The conditional conversion feature of our convertible notes or exchangeable notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of any of our convertible notes or exchangeable notes is triggered, holders of those notes will be entitled to convert or exchange the notes at any time during specified periods at their option. Even if holders do not elect to convert or exchange their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible or exchangeable debt securities that may be settled in cash, such as our convertible notes and exchangeable notes, could have a material effect on our reported financial results.
Under U.S. generally accepted accounting principles, or GAAP, an entity must separately account for the debt component and the embedded conversion or exchange option of convertible or exchangeable debt instruments that may be settled entirely or partially in cash upon conversion or exchange, such as our convertible notes and exchangeable notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded option would be treated as original issue discount for purposes of accounting for the debt component of the notes, and that original issue discount is amortized into interest expense over the term of the notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense as a consequence of the amortization of the original issue discount to face amount of the notes over the respective terms of the notes and as a consequence of the amortization of the debt issuance costs. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the coupon interest of the notes, which could adversely affect our reported or future financial results and the trading price of our common stock.
Under certain circumstances, convertible or exchangeable debt instruments that may be settled entirely or partially in cash (such as our convertible notes and exchangeable notes) are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion or exchange of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion or exchange value of the notes exceeds their respective principal amount. Under the treasury stock method, for diluted earnings per share purposes, the debt instrument is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method, as is currently the case with our convertible notes and exchangeable notes. If we are unable to use the treasury stock method in accounting for any shares issuable upon conversion of our convertible notes, then our diluted earnings per share could be further adversely affected. In addition, if the conditional conversion feature of our convertible notes is triggered, even if holders of such notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which could result in a reduction of our net working capital.
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

Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
We consider the following properties our principal properties, all of which we lease:

Location	Primary use
San Diego, CA	Corporate headquarters, internal legal and consumer support services
United Kingdom	Cabot corporate office, call center, internal legal and consumer support services
India	Call center and administrative offices
Troy, MI	Call center and administrative offices
St. Cloud, MN	Call center and administrative offices
Spain	Call center and administrative offices
Roanoke, VA	Call center and administrative offices
Australia	Baycorp corporate office, call center, and administrative offices
Costa Rica	Call center and administrative offices
Phoenix, AZ	Call center and administrative offices
We also lease other immaterial office space in the United States, Ireland, France, Italy, New Zealand, and the Philippines. We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.
Item 3—Legal Proceedings
The Company is involved in disputes, legal actions, regulatory investigations, inquiries, and other actions from time to time in the ordinary course of business. Although no assurance can be given with respect to the outcome of these or any other actions and the effect such outcomes may have, based on our current knowledge, we believe any liability resulting from the outcome of such disputes, legal actions, regulatory investigations, inquiries, and other actions will not have a material adverse effect on our business, financial position or results of operations.
For additional information see Note 13, “Commitments and Contingencies” to the consolidated financial statements.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”
The closing price of our common stock on February 20, 2019, was $32.93 per share and there were 65 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2013 through December 31, 2018, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group used in prior years consisting of Asta Funding, Inc. and PRA Group, Inc., and (c) a revised peer group consisting of Arrow Global, B2Holding, Hoist Finance, Intrum, Kruk and PRA Group, Inc. We believe this revised peer group, which includes internationally listed global specialty finance companies, provides a better comparison than the prior custom peer group, which only included domestic listed companies. The comparison assumes that $100 was invested on December 31, 2013, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Encore Capital Group, Inc., the NASDAQ Composite Index,
Prior Peer Group, and Revised Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Encore Capital Group, Inc.
NASDAQ Composite
Prior Peer Group
Revised Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
Encore Capital Group, Inc.	$100.00	$88.34	$57.86	$57.00	$83.76	$46.76
NASDAQ Composite Index	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
Prior Peer Group	$100.00	$109.40	$66.79	$75.67	$63.87	$47.91
Revised Peer Group	$100.00	$106.47	$98.97	$104.62	$121.25	$73.05

Dividend Policy
As a public company, we have never declared or paid dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. However, the declaration, payment, and amount of future dividends, if any, is subject to the discretion of our Board of Directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our revolving credit facility, we are not permitted to declare and pay dividends in an amount exceeding, during any fiscal year, 20% of our audited consolidated net income for the then most recently completed fiscal year. We may also be subject to additional dividend restrictions under future debt agreements or the terms of securities we may issue in the future.
Share Repurchases
On August 12, 2015, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of December 31, 2018, we had not made any repurchases under the share repurchase program.
Recent Sales of Unregistered Securities
In July 2018, in connection with the closing of the Cabot Transaction (as defined below), we issued an aggregate of 4,906,482 shares of our common stock to the sellers named in those certain purchase agreements dated May 7, 2018. Information regarding this transaction is set forth in our Form 8-K filed on July 30, 2018.

Item 6—Selected Financial Data
This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K, including the acquisitions described therein that materially affected our results. The selected financial data in this section is not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2016, 2015, and 2014, and for the years ended December 31, 2015 and 2014, was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data was derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues
Revenue from receivable portfolios	$1,167,132	$1,053,373	$1,030,792	$1,065,673	$975,425
Other revenues	153,425	92,429	82,643	57,531	50,597
Total revenues	1,320,557	1,145,802	1,113,435	1,123,204	1,026,022
Allowance reversals (allowances) on receivable portfolios, net	41,473	41,236	(84,177)	6,763	17,407
Total revenues, adjusted by net allowance reversals (allowances)	1,362,030	1,187,038	1,029,258	1,129,967	1,043,429
Operating expenses
Salaries and employee benefits	369,064	315,742	281,097	262,281	238,942
Cost of legal collections	205,204	200,058	200,855	229,847	205,661
General and administrative expenses	158,352	158,080	134,046	191,357	139,977
Other operating expenses	134,934	104,938	100,737	93,210	89,934
Collection agency commissions	47,948	43,703	36,141	37,858	33,343
Depreciation and amortization	41,228	39,977	34,868	33,160	27,101
Total operating expenses	956,730	862,498	787,744	847,713	734,958
Income from operations	405,300	324,540	241,514	282,254	308,471
Other (expense) income
Interest expense	(240,048)	(204,161)	(198,367)	(186,556)	(166,942)
Other (expense) income	(8,764)	10,847	14,228	2,235	113
Total other expense	(248,812)	(193,314)	(184,139)	(184,321)	(166,829)
Income from continuing operations before income taxes	156,488	131,226	57,375	97,933	141,642
Provision for income taxes	(46,752)	(52,049)	(38,205)	(27,162)	(48,569)
Income from continuing operations	109,736	79,177	19,170	70,771	93,073
(Loss) income from discontinued operations, net of tax	—	(199)	(2,353)	(23,387)	5,205
Net income	109,736	78,978	16,817	47,384	98,278
Net loss (income) attributable to noncontrolling interest	6,150	4,250	59,753	(2,249)	5,448
Net income attributable to Encore Capital Group, Inc. stockholders	$115,886	$83,228	$76,570	$45,135	$103,726
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	115,886	83,427	78,923	68,522	98,521
(Loss) income from discontinued operations, net of tax	—	(199)	(2,353)	(23,387)	5,205
Net income	$115,886	$83,228	$76,570	$45,135	$103,726

	As of and For The Year Ended December 31,
	2018	2017	2016	2015	2014
Earnings per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$4.09	$3.21	$3.07	$2.66	$3.81
Discontinued operations	—	(0.01)	(0.09)	(0.91)	0.20
Net basic earnings per share	$4.09	$3.20	$2.98	$1.75	$4.01
Diluted earnings (loss) per share from:
Continuing operations	$4.06	$3.16	$3.05	$2.57	$3.58
Discontinued operations	—	(0.01)	(0.09)	(0.88)	0.19
Net diluted earnings per share	$4.06	$3.15	$2.96	$1.69	$3.77
Weighted-average shares outstanding:
Basic	28,313	25,972	25,713	25,722	25,853
Diluted	28,572	26,405	25,909	26,647	27,495
Selected operating data:
Purchases of receivable portfolios, at cost	$1,131,898	$1,058,235	$906,719	$1,023,722	$1,251,360
Gross collections for the period	1,967,620	1,767,644	1,685,604	1,700,725	1,607,497
Consolidated statements of financial condition data:
Cash and cash equivalents	$157,418	$212,139	$149,765	$123,993	$91,519
Investment in receivable portfolios, net	3,137,893	2,890,613	2,382,809	2,440,669	2,143,560
Total assets	4,631,875	4,490,712	3,670,497	4,174,819	3,711,631
Total debt	3,490,633	3,446,876	2,805,983	2,944,063	2,550,646
Total liabilities	3,812,187	3,766,801	3,069,982	3,526,331	3,046,692
Total Encore equity	818,009	581,862	559,304	596,453	623,000

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
Our Business
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for non-performing loans.
Encore Capital Group, Inc. (“Encore”) has three primary business units: MCM, which consists of Midland Credit Management, Inc. and its subsidiaries and domestic affiliates; Cabot, which consists of Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates, and LAAP, which is comprised of our investments and operations in Latin America and Asia-Pacific.
MCM (United States)
Through MCM, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico.
Cabot (Europe)
Through Cabot, we are one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), contingent collections, trace services and litigation activities. Cabot strengthened its debt servicing offerings with the acquisition of Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company in November 2017. Previously we controlled CCM via our majority ownership interest in an indirect holding company of CCM. In July 2018, we completed the purchase of all of the outstanding equity of CCM not owned by us (the “Cabot Transaction”). As a result, CCM became a wholly owned subsidiary of Encore.
LAAP (Latin America and Asia-Pacific)
We invest in non-performing loans in Colombia, Peru, Mexico and Brazil. In December 2018, we completed the sale of all our interests in Refinancia S.A. and its subsidiaries (collectively, “Refinancia”) to the existing minority shareholders of Refinancia, and as a result, we no longer consolidate Refinancia. Refinancia remains the servicer for the non-performing loans we own in Colombia and Peru. This transaction did not have a material impact to our consolidated financial statements.

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
To date, operating results from LAAP have not been significant to our total consolidated operating results. Our long-term growth strategy is focused on continuing to invest in our core portfolio purchasing and recovery business through MCM and strengthening and developing our Cabot business.
Government Regulation
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” contained in this Annual Report on Form 10-K, our operations in the United States are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. Additionally, our operations in Europe are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business.
Portfolio Purchasing and Recovery
MCM (United States)
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
Cabot (Europe)
In Europe, our purchased under-performing debt portfolios primarily consist of paying and non-paying consumer loan accounts. We also purchase certain secured mortgage portfolios and portfolios that are in insolvency status, in particular, individual voluntary arrangements.
We purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows us to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections. As a result, we have been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and continue to expand in the United Kingdom and the rest of Europe with our acquisitions of portfolios and other credit management services providers.

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Industry delinquency and charge-off rates, which had been at historic lows, have continued to increase, creating higher volumes of charged-off accounts that are sold. In addition, issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Meanwhile pricing remains favorable. In addition to selling a higher volume of charged-off accounts, issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are being more selective with buyers in the marketplace. We believe this favors larger participants, such as Encore, because the larger market participants are better able to adapt to these pressures and commit to larger forward flow agreements.
Cabot (Europe)
The U.K. market for charged-off portfolios has grown significantly in recent years driven by a material backlog of portfolio coming to market from credit issuers who are selling an increasing proportion of their non-performing loans. Prices for portfolios offered for sale directly from credit issuers remain at levels higher than historical averages. We expect that as a result of the level of available liquidity within industry participants and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we believe that with our competitive advantages, we will continue to be able to generate strong risk adjusted returns in the U.K. market.
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
Although pricing has been elevated, we believe that as our European businesses increase in scale and expand to other markets, and with continued improvements in liquidation and improved efficiencies in collections, our margins will remain competitive. Additionally, our continuing investment in our litigation liquidation channel has enabled us to collect from consumers who have the ability to pay but have so far been unwilling to do so. This also enables us to mitigate some of the impact of elevated pricing.
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$637,881	$535,906	$561,543
Europe	455,444	464,136	264,713
Other geographies	38,573	58,193	80,463
Total purchases	$1,131,898	$1,058,235	$906,719
During the year ended December 31, 2018, we invested $1,131.9 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $8.5 billion, for an average purchase price of 13.3% of face value.
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
The increase in capital deployment in the United States for the year ended December 31, 2018, as compared to 2017, was primarily driven by continued growth in the supply of fresh portfolios.

The decrease in capital deployment in Europe for the year ended December 31, 2018, as compared to 2017, was primarily the result of our significant capital deployment during the third quarter of 2017 in response to an unusually large volume of portfolios offered for sale in the U.K. market at that time. Looking forward, in an effort to take advantage of anticipated attractive market conditions in the United States, we expect to deploy a higher proportion of our capital in the U.S. market in 2019 than we deployed in 2018. Accordingly, we expect to be more selective in our investment decisions in Europe, seeking higher returns on portfolio purchases, which may result in decreased deployment in Europe.
The decrease in capital deployment in the United States for the year ended December 31, 2017, as compared to 2016, was primarily the result of our disciplined approach to capital deployment. Due to an improved pricing environment in the United States and our progress on liquidation improvement initiatives, we were able to deploy capital on portfolios with higher returns enabling us to purchase similar amounts of total estimated gross collections for less.
The increase in capital deployment in Europe for the year ended December 31, 2017, as compared to 2016, was due to our continued strategic expansion in the European debt purchasing market.
Typically, the average purchase price as a percentage of face value is higher for fresh portfolios as compared to more seasoned portfolios because fresh paper generally has higher returns. As a result, in periods that we purchase a higher percentage of fresh paper (such as was the case in 2018), we expect that our purchase price as a percentage of face value would be higher than would be in periods where a higher ratio of seasoned paper was purchased.
Collections by Channel and Geographic Location
We currently utilize three channels for the collection of our receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. The collection agencies channel also includes collections on accounts purchased where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States(1):
Call center and digital collections	$658,272	$526,429	$483,692
Legal collections	548,374	546,423	557,250
Collection agencies	17,317	28,089	40,778
Subtotal	1,223,963	1,100,941	1,081,720
Europe:
Call center and digital collections	300,563	300,545	250,036
Legal collections	152,533	116,620	122,392
Collection agencies	182,081	137,155	121,572
Subtotal	635,177	554,320	494,000
Other geographies:
Call center and digital collections	86,407	88,129	79,680
Legal collections	7,908	7,892	9,936
Collection agencies	14,165	16,362	20,268
Subtotal	108,480	112,383	109,884
Total collections	$1,967,620	$1,767,644	$1,685,604
__________________

(1)	Certain reclassifications have been made between collection agencies and call center and digital collections for prior periods.

Gross collections increased by $200.0 million, or 11.3%, to $1,967.6 million during the year ended December 31, 2018, from $1,767.6 million during the year ended December 31, 2017. The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity and our continued effort in improving liquidation. Our consumer centric collection approach and our capacity buildup are driving a higher proportion of call center collections compared to legal collections in the United States. The increase in collections in Europe was primarily the result of implementing certain liquidation improvement initiatives and the favorable impact of foreign currency translation, which was primarily driven by the weakening of the U.S. dollar against the British Pound.
Gross collections increased $82.0 million, or 4.9%, to $1,767.6 million during the year ended December 31, 2017, from $1,685.6 million during the year ended December 31, 2016. The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns and improved liquidation, partially offset by delays in collections on portfolios impacted by the hurricanes. The increase in collections in Europe was primarily the result of increased purchasing volume and implementing certain liquidation improvement initiatives. The increase was partially offset by the unfavorable impact of foreign currency translation, primarily driven by the strengthening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2018		2017		2016
Revenues
Revenue from receivable portfolios	$1,167,132	85.7%	$1,053,373	88.7%	$1,030,792	100.1%
Other revenues	153,425	11.3%	92,429	7.8%	82,643	8.0%
Total revenues	1,320,557	97.0%	1,145,802	96.5%	1,113,435	108.2%
Allowance reversals (allowances) on receivable portfolios, net	41,473	3.0%	41,236	3.5%	(84,177)	(8.2)%
Total revenues, adjusted by net allowances	1,362,030	100.0%	1,187,038	100.0%	1,029,258	100.0%
Operating expenses
Salaries and employee benefits	369,064	27.1%	315,742	26.6%	281,097	27.3%
Cost of legal collections	205,204	15.1%	200,058	16.9%	200,855	19.5%
General and administrative expenses	158,352	11.6%	158,080	13.3%	134,046	13.0%
Other operating expenses	134,934	9.9%	104,938	8.8%	100,737	9.8%
Collection agency commissions	47,948	3.5%	43,703	3.7%	36,141	3.5%
Depreciation and amortization	41,228	3.0%	39,977	3.4%	34,868	3.4%
Total operating expenses	956,730	70.2%	862,498	72.7%	787,744	76.5%
Income from operations	405,300	29.8%	324,540	27.3%	241,514	23.5%
Other (expense) income
Interest expense	(240,048)	(17.6)%	(204,161)	(17.2)%	(198,367)	(19.3)%
Other (expense) income	(8,764)	(0.7)%	10,847	1.0%	14,228	1.4%
Total other expense	(248,812)	(18.3)%	(193,314)	(16.2)%	(184,139)	(17.9)%
Income from continuing operations before income taxes	156,488	11.5%	131,226	11.1%	57,375	5.6%
Provision for income taxes	(46,752)	(3.4)%	(52,049)	(4.5)%	(38,205)	(3.7)%
Income from continuing operations	109,736	8.1%	79,177	6.6%	19,170	1.9%
Loss from discontinued operations, net of tax	—	—%	(199)	0.0%	(2,353)	(0.3)%
Net income	109,736	8.1%	78,978	6.6%	16,817	1.6%
Net loss attributable to noncontrolling interest	6,150	0.4%	4,250	0.4%	59,753	5.8%
Net income attributable to Encore Capital Group, Inc. stockholders	$115,886	8.5%	$83,228	7.0%	$76,570	7.4%

Results of Operations—Cabot Credit Management Limited
The following table summarizes the operating results contributed by CCM (which does not consolidate the results of its European affiliate Grove Europe S.á r.l.) during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total revenues, adjusted by net allowances	$522,885	$399,875	$242,114
Total operating expenses	(278,676)	(230,401)	(197,341)
Income from operations	244,209	169,474	44,773
Interest expense-non-PEC	(128,087)	(105,634)	(109,178)
PEC interest expense	(17,307)	(25,899)	(24,297)
Other income	1,383	7,373	15,270
Income (loss) before income taxes	100,198	45,314	(73,432)
(Provision) benefit for income taxes	(19,884)	(17,218)	12,073
Net income (loss)	80,314	28,096	(61,359)
Net (income) loss attributable to noncontrolling interest	(5,143)	(1,923)	48,213
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$75,171	$26,173	$(13,146)
Comparison of Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues
Our revenues consist of revenue from receivable portfolios and other revenues.
Revenue from receivable portfolios consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or ZBA revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality.
Other revenues consist primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. Certain of our foreign subsidiaries earn fee-based income by providing debt servicing (such as early stage collections, BPO, contingent collections, trace services and litigation activities) to credit originators for non-performing loans.
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
Total revenues, adjusted by net allowances, were $1,362.0 million during the year ended December 31, 2018, an increase of $175.0 million, or 14.7%, compared to $1,187.0 million during the year ended December 31, 2017.

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily from the weakening of the U.S. dollar, which devalued, based on average exchange rates, against the British Pound by approximately 3.5%, during the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Revenue from receivable portfolios were $1,167.1 million during the year ended December 31, 2018, an increase of $113.7 million, or 10.8%, compared to revenue of $1,053.4 million during the year ended December 31, 2017. The increase in revenue from receivable portfolios during the year ended December 31, 2018 compared to 2017 was primarily due to increased purchase volume, sustained improvements in portfolio collections driven by liquidation improvement initiatives, and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2018					As of December 31, 2018
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$121,216	$112,347	92.7%	$9,044	9.6%	$—	—
2008	1,652	237	14.3%	—	0.0%	—	0.0%
2009(5)	—	—	—	—	—	—	—
2010(5)	—	—	—	—	—	—	—
2011	14,104	12,737	90.3%	(304)	1.1%	2,905	27.4%
2012	35,927	29,762	82.8%	(273)	2.6%	9,963	19.7%
2013	104,877	82,059	78.2%	—	7.0%	25,747	23.9%
2014	94,929	51,252	54.0%	5,035	4.4%	73,615	4.8%
2015	125,673	54,052	43.0%	(6,226)	4.6%	124,301	2.8%
2016	234,690	102,674	43.7%	(401)	8.8%	236,032	3.0%
2017	315,853	147,719	46.8%	(646)	12.7%	321,730	3.2%
2018	175,042	110,323	63.0%	—	9.4%	570,440	3.1%
Subtotal	1,223,963	703,162	57.4%	6,229	60.2%	1,364,733	3.7%
Europe:
ZBA Adjustment(6)	—	798	—%	—	0.1%	—	—
ZBA(4)	184	185	100.5%	—	0.0%	—	—
2013	132,663	98,307	74.1%	29,172	8.4%	247,672	3.1%
2014	129,033	82,474	63.9%	7,956	7.1%	233,718	2.7%
2015	88,002	49,701	56.5%	893	4.3%	183,069	2.0%
2016	82,986	49,078	59.1%	—	4.2%	165,432	2.2%
2017	152,926	68,942	45.1%	—	5.9%	345,438	1.7%
2018	49,383	36,950	74.8%	—	3.1%	428,657	1.5%
Subtotal	635,177	386,435	60.8%	38,021	33.1%	1,603,986	2.1%
Other geographies:
ZBA(4)	11,855	11,855	100.0%	—	1.0%	—	—
2013	150	—	—	—	—	—	—
2014	5,209	17,345	333.0%	—	1.5%	62,455	2.4%
2015	30,677	20,188	65.8%	(1,748)	1.7%	19,592	7.0%
2016	24,604	11,268	45.8%	(869)	1.0%	26,779	2.5%
2017	23,075	10,377	45.0%	—	0.9%	30,599	2.7%
2018	12,910	6,502	50.4%	(160)	0.6%	29,749	3.4%
Subtotal	108,480	77,535	71.5%	(2,777)	6.7%	169,174	3.2%
Total	$1,967,620	$1,167,132	59.3%	$41,473	100.0%	$3,137,893	2.9%
_______________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

(6)	Adjustment resulting from certain ZBA revenue that was classified as collections in cost recovery portfolios in prior periods.

	Year Ended December 31, 2017					As of December 31, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$139,373	$132,746	95.2%	$6,942	12.6%	$—	—
2007(5)	1,548	210	13.6%	—	0.0%	—	—
2008	4,636	1,891	40.8%	613	0.2%	1,497	5.2%
2009(5)	—	—	—	—	—	—	—
2010(5)	1,106	299	27.0%	—	0.0%	—	—
2011	20,173	16,928	83.9%	—	1.6%	4,598	25.0%
2012	71,301	51,300	71.9%	(2,337)	4.9%	16,432	18.6%
2013	139,329	97,720	70.1%	—	9.3%	48,735	16.0%
2014	142,147	77,566	54.6%	(9,028)	7.4%	112,788	4.5%
2015	186,391	77,785	41.7%	—	7.4%	202,747	2.6%
2016	283,035	140,367	49.6%	—	13.3%	369,851	2.6%
2017	111,902	72,515	64.8%	—	6.9%	494,880	2.7%
Subtotal	1,100,941	669,327	60.8%	(3,810)	63.5%	1,251,528	3.7%
Europe:
2013	146,993	96,093	65.4%	41,716	9.1%	269,999	3.1%
2014	137,806	82,532	59.9%	4,012	7.9%	288,430	2.4%
2015	103,823	52,969	51.0%	—	5.0%	231,691	2.0%
2016	97,587	47,285	48.5%	—	4.5%	213,514	2.0%
2017	68,111	37,200	54.6%	—	3.5%	451,222	1.6%
Subtotal	554,320	316,079	57.0%	45,728	30.0%	1,454,856	2.1%
Other geographies:
ZBA(4)	11,409	11,388	99.8%	—	1.1%	—	—
2013	881	—	—	—	—	140	—
2014	7,808	16,622	212.9%	—	1.6%	57,727	2.3%
2015	41,500	22,073	53.2%	—	2.1%	34,589	5.0%
2016	35,313	14,411	40.8%	(682)	1.4%	45,058	2.4%
2017	15,472	3,473	22.4%	—	0.3%	46,715	1.2%
Subtotal	112,383	67,967	60.5%	(682)	6.5%	184,229	2.5%
Total	$1,767,644	$1,053,373	59.6%	$41,236	100.0%	$2,890,613	3.0%
_______________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

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
Other revenues were $153.4 million and $92.4 million for the years ended December 31, 2018 and 2017, respectively. Other revenues primarily consist of fee-based income earned in Europe for debt servicing and other portfolio management services for credit originators for non-performing loans. The increase in other revenues was attributable to additional fee-based income earned from recently acquired fee-based service providers, primarily from the acquisition of Wescot, which was completed in November 2017 and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Net allowance reversals were $41.5 million and $41.2 million for the years ended December 31, 2018 and 2017, respectively. The allowance reversal was primarily a result of sustained improvements in portfolio collections on certain European portfolios on which we had previously recorded large portfolio allowances in the past. These improvements in portfolio collections were driven by liquidation improvement initiatives. The portfolio allowance reversals were partially offset by portfolio allowances recorded on certain pools with shortfalls on projected cash flows.
Operating Expenses
Total operating expenses were $956.7 million during the year ended December 31, 2018, an increase of $94.2 million, or 10.9%, compared to total operating expenses of $862.5 million during the year ended December 31, 2017.
The increase in operating expenses was primarily the result of our investment in collections capacity expansion for our MCM business, a large increase in collections, expenses associated with Wescot which was acquired in November 2017, and the Cabot Transaction.
Additionally, our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by approximately 3.5% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $53.4 million, or 16.9%, to $369.1 million during the year ended December 31, 2018, from $315.7 million during the year ended December 31, 2017. The increase was primarily the result of an increase in headcount due to recent acquisitions, initiatives to increase MCM collections capacity and the unfavorable impact of foreign currency translation, primarily from the weakening of the U.S. dollar against the British Pound.
Stock-based compensation increased $2.6 million, or 24.8%, to $13.0 million during the year ended December 31, 2018, from $10.4 million during the year ended December 31, 2017. The increase was primarily attributable to increased expenses related to the Cabot Transaction.
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
The cost of legal collections increased $5.1 million, or 2.6%, to $205.2 million during the year ended December 31, 2018, compared to $200.1 million during the year ended December 31, 2017. The cost of legal collections as a percentage of gross collections through this channel decreased 80 basis points to 29.0% during the year ended December 31, 2018, from 29.8% during the year ended December 31, 2017.
The cost of legal collections and the cost of legal collections as a percentage of gross collections in the United States during the year ended December 31, 2018 were consistent as compared to the prior year.
In Europe, we incurred less costs as a percentage of collections in the legal channel during the year ended December 31, 2018 as compared to the prior year, due to higher collections from previous placements.
General and Administrative Expenses
General and administrative expenses increased slightly, or 0.2%, to $158.4 million during the year ended December 31, 2018, from $158.1 million during the year ended December 31, 2017. Excluding the indirect costs relating to the Cabot Transaction of approximately $8.6 million in 2018 and the costs relating to CCM’s withdrawn IPO of $13.4 million in 2017, general and administrative expenses increased $5.1 million, or 3.4% during the year ended December 31, 2018 as compared to the prior year. The increase was attributable to additional infrastructure costs at our domestic sites and additional general and administrative expenses related to our recent acquisitions and the unfavorable impact of foreign currency translation, primarily from the weakening of the U.S. dollar against the British Pound. The increase was partially offset by a $6.6 million reversal of expenses relating to CCM’s legal dispute with the previous owners of its subsidiary, Hillesden Securities Limited, which was settled in November 2018.
Other Operating Expenses
Other operating expenses increased $30.0 million, or 28.6%, to $134.9 million during the year ended December 31, 2018, from $104.9 million during the year ended December 31, 2017. The increase in other operating expenses was primarily due to increases in new domestic marketing programs and mailing initiatives, increases resulting from recent acquisitions and the impact of foreign currency translation, primarily from the weakening of the U.S. dollar against the British Pound.
Collection Agency Commissions
During the year ended December 31, 2018, we incurred $47.9 million in commissions to third-party collection agencies, or 22.5% of the related gross collections of $213.6 million. During the period, the commission rate as a percentage of related gross collections was 15.0% and 22.7% for our collection outsourcing channels in the United States and Europe, respectively. During the year ended December 31, 2017, we incurred $43.7 million in commissions, or 21.3%, of the related gross collections of $204.9 million. During 2017, the commission rate as a percentage of related gross collections was 7.3% and 24.6% for our collection outsourcing channels in the United States and Europe, respectively.
Collections through the collection agency channel vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions, as a percentage of collections in this channel, also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. The United States collection agency commission rate is generally lower than the European rate due to a higher concentration of lower commission rate bankruptcy portfolios collected through the collection agency channel in the United States.
Depreciation and Amortization
Depreciation and amortization expense increased $1.2 million, or 3.1%, to $41.2 million during the year ended December 31, 2018, from $40.0 million during the year ended December 31, 2017. The increase was primarily attributable to additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.
Interest Expense
Interest expense increased $35.8 million to $240.0 million during the year ended December 31, 2018, from $204.2 million during the year ended December 31, 2017.
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Stated interest on debt obligations	$186,178	$157,287	$28,891	18.4%
Interest expense on preferred equity certificates	17,307	25,899	(8,592)	(33.2)%
Amortization of loan fees and other loan costs	25,332	13,502	11,830	87.6%
Amortization of debt discount	11,231	10,338	893	8.6%
Accretion of debt premium	—	(2,865)	2,865	(100.0)%
Total interest expense	$240,048	$204,161	$35,887	17.6%
On July 24, 2018, in connection with the Cabot Transaction, we purchased all outstanding preferred equity certificates (“PECs”) including accrued interest that were held by Cabot’s minority shareholders. As a result, no PEC interest expense was incurred subsequent to the Cabot Transaction.
The increase in interest expense during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable to higher expenses relating to loan fees associated with our refinancing activities, higher interest rates and higher balances on our revolving credit facilities in the United States and at Cabot. During the year ended

December 31, 2018, interest expense included approximately $9.2 million in fees relating to the refinancing of the Cabot senior secured notes and approximately $2.5 million of fees for a bridge loan commitment related to the Cabot Transaction. In addition, the unfavorable impact of foreign currency translation, primarily from the weakening of the U.S. dollar against the British Pound contributed to the increase. The increase in interest expense during the year ended December 31, 2018 was partially offset by lower PEC interest expense.
Other Expense or Income
Other expense or income consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $8.8 million during the year ended December 31, 2018 and was primarily the result of a loss on a derivative contract of $9.3 million. On May 8, 2018, in anticipation of the completion of the Cabot Transaction, we entered into a foreign exchange forward contract with a notional amount of £176.0 million, which was approximately the anticipated cash consideration for the Cabot Transaction. On August 3, 2018, we settled this contract in cash and recognized a total loss of $9.3 million. This loss was substantially offset by the decrease of final cash consideration in U.S. dollars for the Cabot Transaction. Other income was $10.8 million during the year ended December 31, 2017 and was primarily due to a gain recognized on the redemption of senior secured notes and foreign exchange derivative contracts.
Provision for Income Taxes
During the years ended December 31, 2018 and 2017, we recorded income tax provisions for income from continuing operations of $46.8 million and $52.0 million, respectively.
Enacted on December 22, 2017, the Tax Reform Act introduced significant changes to U.S. income tax law. Effective 2018, the Tax Reform Act reduced the U.S. statutory tax rate from 35% to 21% and, among other changes, created new taxes on certain foreign-sourced earnings. Due to the timing of the enactment and complexity involved in applying the provision of the Tax Reform Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, we made adjustments to the provisional amounts over the course of the year. The Tax Reform Act subjects U.S. shareholders to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. We have elected to treat taxes due on future U.S. inclusions in taxable income as a current period expense. The accounting for the tax effects of the Tax Reform Act has been completed and we recorded immaterial adjustments as of December 22, 2018.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2018	2017
Federal provision	21.0%	35.0%
State provision	0.1%	0.5%
Foreign rate differential(1)	(11.7)%	(20.0)%
Transaction costs(2)	1.0%	5.0%
Permanent items(3)	1.1%	10.2%
Change in valuation allowance(4)	17.7%	8.2%
Other	0.7%	0.8%
Effective rate	29.9%	39.7%
________________________

(1)	Relates primarily to the lower tax rates on the income or loss attributable to international operations.

(2)
In 2018, relates primarily to transaction costs incurred in connection with the Cabot Transaction. In 2017, relates primarily to certain costs related to the withdrawn IPO that are disallowed for U.K. tax purposes.

(3)
Represents a provision for nondeductible items, including nondeductible interest in a foreign subsidiary and certain foreign income taxable in the U.S. under Internal Revenue Code Section 951 (Subpart F) in 2017.

(4)	Valuation allowance recorded as a result of certain foreign subsidiaries’ cumulative operating losses for tax purposes.

The effective tax rate for the year ended December 31, 2018 decreased to 29.9% as compared to 39.7% for the year ended December 31, 2017. The decrease in effective tax rate was primarily the result of the reduction in the corporate federal tax rate from 35.0% to 21.0%.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.
During the first quarter of 2019, we received approval from the IRS for a tax accounting method change related to revenue reporting. The revised tax accounting method will more closely align with the current book accounting method for revenue reporting. Upon completion of standard IRS audit procedures, we estimate the impact of the revised tax method may be material and expect to record a one-time tax provision benefit during 2019.
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

	Year Ended December 31,
	2018	2017
United States	42.4%	44.2%
Europe	27.7%	28.2%
Other geographies	47.0%	48.6%
Overall cost per dollar collected	37.9%	39.5%
Our overall cost per dollar collected (or “cost-to-collect”) decreased 160 basis points to 37.9% for the year ended December 31, 2018 from 39.5% during the prior year.
Cost-to-collect in the United States decreased due to a combination of (a) collection mix shifting towards non-legal collection, which has a lower cost-to-collect, (b) higher total collections applied against fixed costs, and (c) reduced cost-to-collect in the legal channel driven by (1) improved court cost recovery rates, (2) increased internal legal collections, which have a lower cost-to-collect than outsourced legal collections, and (3) for outsourced legal collections, a shift towards new legal placement batches, which have lower commission rates than older batches.
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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Total revenues, adjusted by net allowances, were $1,187.0 million during the year ended December 31, 2017, an increase of $157.8 million, or 15.3%, compared to $1,029.3 million during the year ended December 31, 2016.
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
Revenue from receivable portfolios was $1,053.4 million during the year ended December 31, 2017, an increase of $22.6 million, or 2.2%, compared to revenue of $1,030.8 million during the year ended December 31, 2016. The increase in revenue from receivable portfolios during the year ended December 31, 2017 compared to 2016 was primarily due to increased purchase volume and sustained improvements in portfolio collections driven by liquidation improvement initiatives partially offset by the unfavorable impact of foreign currency translation, which was primarily the result of the weakening of the British Pound against the U.S. dollar.
The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2017					As of December 31, 2017
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$139,373	$132,746	95.2%	$6,942	12.6%	$—	—
2007(5)	1,548	210	13.6%	—	0.0%	—	—
2008	4,636	1,891	40.8%	613	0.2%	1,497	5.2%
2009(5)	—	—	—	—	—	—	—
2010(5)	1,106	299	27.0%	—	0.0%	—	—
2011	20,173	16,928	83.9%	—	1.6%	4,598	25.0%
2012	71,301	51,300	71.9%	(2,337)	4.9%	16,432	18.6%
2013	139,329	97,720	70.1%	—	9.3%	48,735	16.0%
2014	142,147	77,566	54.6%	(9,028)	7.4%	112,788	4.5%
2015	186,391	77,785	41.7%	—	7.4%	202,747	2.6%
2016	283,035	140,367	49.6%	—	13.3%	369,851	2.6%
2017	111,902	72,515	64.8%	—	6.9%	494,880	2.7%
Subtotal	1,100,941	669,327	60.8%	(3,810)	63.5%	1,251,528	3.7%
Europe:
2013	146,993	96,093	65.4%	41,716	9.1%	269,999	3.1%
2014	137,806	82,532	59.9%	4,012	7.8%	288,430	2.4%
2015	103,823	52,969	51.0%	—	5.0%	231,691	2.0%
2016	97,587	47,285	48.5%	—	4.5%	213,514	2.0%
2017	68,111	37,200	54.6%	—	3.5%	451,222	1.6%
Subtotal	554,320	316,079	57.0%	45,728	30.0%	1,454,856	2.1%
Other geographies:
ZBA(4)	11,409	11,388	99.8%	—	1.1%	—	—
2013	881	—	0.0%	—	0.0%	140	0.0%
2014	7,808	16,622	212.9%	—	1.6%	57,727	2.3%
2015	41,500	22,073	53.2%	—	2.1%	34,589	5.0%
2016	35,313	14,411	40.8%	(682)	1.4%	45,058	2.4%
2017	15,472	3,473	22.4%	—	0.3%	46,715	1.2%
Subtotal	112,383	67,967	60.5%	(682)	6.5%	184,229	2.5%
Total	$1,767,644	$1,053,373	59.6%	$41,236	100.0%	$2,890,613	3.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

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

Other revenues were $92.4 million and $82.6 million for the years ended December 31, 2017 and 2016, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The increase in other revenues was primarily attributable to additional fee-based income earned from recently acquired fee-based service providers, including Wescot, which was acquired by Cabot in November 2017. These increases were partially offset by the unfavorable impact of foreign currency translation, primarily from the weakening of the British Pound against the U.S. dollar.
Net allowance reversals were $41.2 million and net allowances were $84.2 million for the years ended December 31, 2017 and 2016, respectively. The change was primarily a result of a portfolio allowance charge of $94.0 million recorded during the third quarter of 2016. This portfolio allowance charge resulted from delays or shortfalls in near term collections against our forecasts for certain pools in Europe. These allowance charges, net of portfolio allowance reversals on other pools, attributed to the net portfolio allowance of $84.2 million during the year ended December 31, 2016.
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
Collection Agency Commissions
During the year ended December 31, 2017, we incurred $43.7 million in commissions to third-party collection agencies, or 21.3% of the related gross collections of $204.9 million. During the period, the commission rate as a percentage of related gross collections was 7.3% and 24.6% for our collection outsourcing channels in the United States and Europe, respectively. During the year ended December 31, 2016, we incurred $36.1 million in commissions, or 19.8%, of the related gross collections of $182.6 million. During 2016, the commission rate as a percentage of related gross collections was 11.9% and 22.7% for our collection outsourcing channels in the United States and Europe, respectively.
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
The increase in interest expense during the year ended December 31, 2017 as compared to the corresponding period in 2016 was primarily attributable to higher interest expense in the United States related to our recent issuance of convertible debt, senior notes and higher weighted interest rates. The increase was partially offset by lower interest expense in our international operations.

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

(3)
Represents a provision for nondeductible expenses including interest expense reported in a foreign subsidiary and certain foreign income subject to tax in the U.S. under Internal Revenue Code Section 951 (Subpart F) in 2017, and an overall foreign loss in 2016.

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
Adjusted Income From Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible and exchangeable notes, acquisition, integration and restructuring related expenses, settlement fees and related administrative expenses, amortization of certain acquired intangible assets and other charges or gains that are not indicative of ongoing operations.
The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the year ended December 31, 2017, includes the effect of approximately 0.2 million common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the period exceeded the conversion price of these notes. However, as described in Note 9, “Debt—Encore Convertible Notes and Exchangeable Notes” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion and exchange price of some of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. There was no dilutive effect relating to our convertible or exchangeable notes during the year ended December 31, 2018 or during the year ended December 31, 2016.

We have presented the following metrics both including and excluding the dilutive effect of these convertible and exchangeable notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders (in thousands, except per share data):

	Year Ended December 31,
	2018		2017			2016
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income from continuing operations attributable to Encore, as reported	$115,886	$4.06	$83,427	$3.16	$3.18	$78,923	$3.05
Adjustments:
Convertible and exchangeable notes non-cash interest and issuance cost amortization	13,896	0.50	12,353	0.47	0.47	11,830	0.46
Acquisition, integration and restructuring related expenses(1)	11,506	0.40	16,628	0.63	0.63	17,630	0.68
Loss on derivatives in connection with the Cabot Transaction(2)	9,315	0.33	—	—	—	—	—
Amortization of certain acquired intangible assets(3)	8,337	0.29	3,561	0.13	0.14	2,593	0.10
Expenses related to withdrawn Cabot IPO(4)	2,984	0.10	15,339	0.58	0.58	—	—
Settlement fees and related administrative expenses(5)	—	—	—	—	—	6,299	0.24
Impact from tax reform(6)	—	—	1,182	0.05	0.05	—	—
Adjustments attributable to noncontrolling interest(7)	(5,022)	(0.18)	(15,720)	(0.60)	(0.60)	(6,461)	(0.25)
Net gain on fair value adjustments to contingent considerations(8)	(5,664)	(0.20)	(2,822)	(0.11)	(0.11)	(8,111)	(0.31)
Income tax effect of the adjustments(9)	(9,079)	(0.32)	(7,936)	(0.30)	(0.30)	(12,577)	(0.49)
Adjusted income from continuing operations attributable to Encore	$142,159	$4.98	$106,012	$4.01	$4.04	$90,126	$3.48
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the Cabot Transaction. We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore, adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
As we acquired debt solution service providers around the world, our acquired intangible assets, such as trade names and customer relationships, increased substantially. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share.

(4)
Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM in 2017. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)
Amount represents litigation and government settlement fees and related administrative expenses for certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations, therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(6)
As a result of the Tax Reform Act, we incurred a net additional tax expense of approximately $1.2 million during the year ended December 31, 2017. We believe the Tax Reform Act related expenses are not indicative of our ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(7)
Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

(8)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of Note 3 “Fair Value Measurements” in the notes to our consolidated financial statements for further details.

(9)
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

	Year Ended December 31,
	2018	2017	2016
GAAP net income, as reported	$109,736	$78,978	$16,817
Adjustments:
Interest expense	240,048	204,161	198,367
Provision for income taxes	46,752	52,049	38,205
Depreciation and amortization	41,228	39,977	34,868
Stock-based compensation expense	12,980	10,399	12,627
Loss on derivative in connection with the Cabot Transaction(1)	9,315	—	—
Acquisition, integration and restructuring related expenses(2)	7,523	11,962	16,712
Expenses related to withdrawn Cabot IPO(3)	2,984	15,339	—
Loss from discontinued operations, net of tax	—	199	2,353
Settlement fees and related administrative expenses(4)	—	—	6,299
Interest income	(3,345)	(3,635)	(2,538)
Net gain on fair value adjustments to contingent considerations(5)	(5,664)	(2,822)	(8,111)
Adjusted EBITDA	$461,557	$406,607	$315,599

Collections applied to principal balance(6)	$759,014	$673,035	$738,989
________________________

(1)
Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the Cabot Transaction. We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore, adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM in 2017. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(4)
Amount represents litigation and government settlement fees and related administrative expenses for certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations, therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of Note 3 “Fair Value Measurements” in the notes to our consolidated financial statements for further details.

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

	Year Ended December 31,
	2018	2017	2016
GAAP total operating expenses, as reported	$956,730	$862,498	$787,744
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(193,715)	(125,028)	(110,875)
Stock-based compensation expense	(12,980)	(10,399)	(12,627)
Acquisition, integration and restructuring related operating expenses(2)	(7,523)	(16,628)	(17,630)
Expenses related to withdrawn Cabot IPO(3)	(2,984)	(15,339)	—
Settlement fees and related administrative expenses(4)	—	—	(6,299)
Net gain on fair value adjustments to contingent considerations(5)	5,664	2,822	8,111
Adjusted operating expenses related to portfolio purchasing and recovery business	$745,192	$697,926	$648,424
________________________

(1)
Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.

(2)
Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM in 2017. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(4)
Amount represents litigation and government settlement fees and related administrative expenses for certain TCPA settlements. We believe these fees and expenses are not indicative of ongoing operations, therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(5)
Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of Note 3 “Fair Value Measurements” in the notes to our consolidated financial statements for further details.

Supplemental Performance Data
The tables included in this supplemental performance data section include detail for purchases, collections and ERC by year of purchase. During any fiscal quarter in which we acquire an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into static pools for the quarter of acquisition based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. These quarterly pools are included in the tables in this section by year of purchase. For example, with the acquisition of Cabot in July 2013, all of Cabot’s historical portfolio to the date of the acquisition (which included several years of historical purchases at various stages of maturity) is included in 2013 for Europe.
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
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2018
		<2009	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total(2)	Multiple(3)
United States:
<2009	$1,150,773	$2,130,303	$390,929	$271,768	$184,022	$126,081	$90,827	$66,219	$54,084	$43,876	$36,141	$29,748	$3,423,998	3.0
2009	252,950	—	96,529	206,773	164,605	111,569	80,443	58,345	42,960	30,150	22,835	18,950	833,159	3.3
2010	357,304	—	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	31,699	1,115,246	3.1
2011	383,809	—	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	1,094,844	2.9
2012	548,830	—	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	1,210,427	2.2
2013	551,955	—	—	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	1,384,053	2.5
2014	518,049	—	—	—	—	—	—	144,178	307,814	216,357	142,147	94,929	905,425	1.7
2015	499,806	—	—	—	—	—	—	—	105,610	231,102	186,391	125,673	648,776	1.3
2016	554,404	—	—	—	—	—	—	—	—	110,875	283,035	234,690	628,600	1.1
2017	529,883	—	—	—	—	—	—	—	—	—	111,902	315,853	427,755	0.8
2018	635,106	—	—	—	—	—	—	—	—	—	—	175,042	175,042	0.3
Subtotal	5,982,869	2,130,303	487,458	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	11,847,325	2.0
Europe:
2013	619,079	—	—	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	1,040,961	1.7
2014	630,342	—	—	—	—	—	—	135,549	198,127	156,665	137,806	129,033	757,180	1.2
2015	423,302	—	—	—	—	—	—	—	65,870	127,084	103,823	88,065	384,842	0.9
2016	258,856	—	—	—	—	—	—	—	—	44,641	97,587	83,107	225,335	0.9
2017	464,110	—	—	—	—	—	—	—	—	—	68,111	152,926	221,037	0.5
2018	455,552	—	—	—	—	—	—	—	—	—	—	49,383	49,383	0.1
Subtotal	2,851,241	—	—	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	2,678,738	0.9
Other geographies:
2012	6,721	—	—	—	—	—	3,848	2,561	1,208	542	551	422	9,132	1.4
2013	29,568	—	—	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	44,979	1.5
2014	86,989	—	—	—	—	—	—	9,652	16,062	18,403	9,813	7,991	61,921	0.7
2015	91,039	—	—	—	—	—	—	—	15,061	57,064	43,499	32,622	148,246	1.6
2016	79,739	—	—	—	—	—	—	—	—	29,269	39,710	28,992	97,971	1.2
2017	57,596	—	—	—	—	—	—	—	—	—	15,471	23,075	38,546	0.7
2018	38,457	—	—	—	—	—	—	—	—	—	—	12,910	12,910	0.3
Subtotal	390,109	—	—	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	413,705	1.1
Total	$9,224,219	$2,130,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$14,939,768	1.6
________________________

(1)	Adjusted for the return of items not eligible for sale per the terms of the agreement.

(2)	Cumulative collections from inception through December 31, 2018, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“Multiple”) through December 31, 2018 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2009	$1,150,773	$3,423,998	$65,947	$3,489,945	3.0
2009	252,950	833,159	33,416	866,575	3.4
2010	357,304	1,115,246	60,970	1,176,216	3.3
2011	383,809	1,094,844	82,322	1,177,166	3.1
2012	548,830	1,210,427	88,403	1,298,830	2.4
2013(3)	551,955	1,384,053	164,903	1,548,956	2.8
2014(3)	518,049	905,425	179,022	1,084,447	2.1
2015	499,806	648,776	219,268	868,044	1.7
2016	554,404	628,600	429,899	1,058,499	1.9
2017	529,883	427,755	659,288	1,087,043	2.1
2018	635,106	175,042	1,150,073	1,325,115	2.1
Subtotal	5,982,869	11,847,325	3,133,511	14,980,836	2.5
Europe:
2013(3)	619,079	1,040,961	733,132	1,774,093	2.9
2014(3)	630,342	757,180	623,805	1,380,985	2.2
2015(3)	423,302	384,842	404,528	789,370	1.9
2016	258,856	225,335	395,082	620,417	2.4
2017	464,110	221,037	671,515	892,552	1.9
2018	455,552	49,383	821,522	870,905	1.9
Subtotal	2,851,241	2,678,738	3,649,584	6,328,322	2.2
Other geographies:
2012	6,721	9,132	769	9,901	1.5
2013	29,568	44,979	1,808	46,787	1.6
2014	86,989	61,921	121,052	182,973	2.1
2015	91,039	148,246	65,274	213,520	2.3
2016	79,739	97,971	54,315	152,286	1.9
2017	57,596	38,546	74,015	112,561	2.0
2018	38,457	12,910	63,771	76,681	2.0
Subtotal	390,109	413,705	381,004	794,709	2.0
Total	$9,224,219	$14,939,768	$7,164,099	$22,103,867	2.4
________________________

(1)
Adjusted for Put-Backs and Recalls. Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(2)	Cumulative collections from inception through December 31, 2018, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2019	2020	2021	2022	2023	2024	2025	2026	2027	>2027	Total
United States:
<2009	$28,325	$18,164	$11,251	$6,209	$1,998	$—	$—	$—	$—	$—	$65,947
2009	11,603	8,122	5,716	4,030	2,847	1,098	—	—	—	—	33,416
2010	20,876	13,983	9,671	6,795	4,789	3,381	1,475	—	—	—	60,970
2011	27,495	18,517	12,688	8,806	6,181	4,352	3,069	1,214	—	—	82,322
2012	31,676	19,716	12,639	8,529	5,979	4,208	2,968	2,097	591	—	88,403
2013(3)	72,468	47,212	21,277	13,788	5,994	1,549	1,092	772	547	204	164,903
2014(3)	62,944	41,858	26,357	16,940	11,044	7,255	4,904	3,332	2,272	2,116	179,022
2015	83,089	51,889	29,323	18,856	12,590	8,396	5,376	3,640	2,549	3,560	219,268
2016	159,607	97,972	60,414	36,244	24,307	16,954	11,690	7,862	5,502	9,347	429,899
2017	252,597	147,937	92,864	59,420	36,800	24,584	17,006	11,784	7,936	8,360	659,288
2018	341,162	311,566	179,755	112,593	73,928	48,270	33,910	24,447	17,553	6,889	1,150,073
Subtotal	1,091,842	776,936	461,955	292,210	186,457	120,047	81,490	55,148	36,950	30,476	3,133,511
Europe:
2013(3)	111,658	101,992	93,650	85,250	76,782	68,653	61,121	54,141	47,584	32,301	733,132
2014(3)	101,168	88,775	79,669	69,923	62,012	54,660	46,574	41,099	36,361	43,564	623,805
2015(3)	69,509	57,884	49,993	43,552	37,910	32,655	27,523	23,320	20,247	41,935	404,528
2016	60,966	61,195	64,276	43,710	32,642	26,610	24,687	30,288	14,635	36,073	395,082
2017	123,229	98,534	85,093	72,388	60,997	51,406	42,625	34,538	27,741	74,964	671,515
2018	124,875	128,613	103,360	85,709	70,827	61,749	53,008	45,494	38,574	109,313	821,522
Subtotal	591,405	536,993	476,041	400,532	341,170	295,733	255,538	228,880	185,142	338,150	3,649,584
Other geographies:
2012	281	208	175	105	—	—	—	—	—	—	769
2013	860	518	366	62	2	—	—	—	—	—	1,808
2014	24,167	28,554	24,559	22,128	15,359	6,285	—	—	—	—	121,052
2015(3)	20,564	14,980	10,681	7,779	5,451	3,425	2,315	79	—	—	65,274
2016	17,807	13,202	9,496	6,411	3,255	2,056	1,485	603	—	—	54,315
2017	17,821	14,795	12,683	11,376	9,600	4,903	1,613	925	299	—	74,015
2018	18,419	14,171	10,295	7,496	5,325	3,286	2,020	1,409	983	367	63,771
Subtotal	99,919	86,428	68,255	55,357	38,992	19,955	7,433	3,016	1,282	367	381,004
Total	$1,783,166	$1,400,357	$1,006,251	$748,099	$566,619	$435,735	$344,461	$287,044	$223,374	$368,993	$7,164,099
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of December 31, 2018, ERC for Zero Basis Portfolios includes approximately $239.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial.

(2)
The collection forecast of each pool in the calculation of accretion revenue is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120-month collection forecast in the United States are included in the presentation of ERC but are not included in the calculation of IRRs.

(3)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2018	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2011	$2,905	$383,809	0.8%	0.1%
2012	9,963	548,830	1.8%	0.3%
2013(2)	25,747	551,955	4.7%	0.8%
2014(2)	73,615	518,049	14.2%	2.3%
2015	124,301	499,806	24.9%	4.0%
2016	236,032	554,404	42.6%	7.5%
2017	321,730	529,883	60.7%	10.3%
2018	570,440	635,106	89.8%	18.2%
Subtotal	1,364,733	4,221,842	32.3%	43.5%
Europe:
2013(2)	247,672	619,079	40.0%	7.9%
2014(2)	233,718	630,342	37.1%	7.4%
2015(2)	183,069	423,302	43.2%	5.8%
2016	165,432	258,856	63.9%	5.3%
2017	345,438	464,110	74.4%	11.0%
2018	428,657	455,552	94.1%	13.7%
Subtotal	1,603,986	2,851,241	56.3%	51.1%
Other geographies:
2014	62,455	86,989	71.8%	2.0%
2015	19,592	91,039	21.5%	0.6%
2016	26,779	79,739	33.6%	0.9%
2017	30,599	57,596	53.1%	1.0%
2018	29,749	38,457	77.4%	0.9%
Subtotal	169,174	353,820	47.8%	5.4%
Total	$3,137,893	$7,426,903	42.3%	100.0%
________________________

(1)
Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of December 31, 2018, we had $3.1 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2019	$420,299	$189,349	$25,209	$634,857
2020	371,331	203,517	34,018	608,866
2021	213,228	192,609	30,961	436,798
2022	131,208	161,592	30,978	323,778
2023	85,243	140,190	25,659	251,092
2024	55,805	128,755	14,083	198,643
2025	38,036	120,142	4,987	163,165
2026	26,612	115,074	2,076	143,762
2027	17,060	109,112	893	127,065
2028	5,911	99,979	310	106,200
2029	—	56,500	—	56,500
2030	—	34,607	—	34,607
2031	—	25,669	—	25,669
2032	—	18,883	—	18,883
2033	—	8,008	—	8,008
Total	$1,364,733	$1,603,986	$169,174	$3,137,893
Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2018		2017		2016
	Domestic	International	Domestic	International	Domestic	International
General & Administrative	1,060	2,381	923	2,693	894	2,151
Account Manager	504	3,921	381	4,239	287	3,371
Total	1,564	6,302	1,304	6,932	1,181	5,522

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2016	1,450	$3,544,338	$256,753
Q2 2016	946	2,841,527	233,116
Q3 2016	874	1,475,381	206,359
Q4 2016	1,159	1,943,775	210,491
Q1 2017	807	1,657,393	218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$186,791	$123,818	$130,332
Net cash used in investing activities	(397,516)	(452,131)	(168,789)
Net cash provided by financing activities	166,377	378,217	43,253
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
Net cash provided by operating activities was $186.8 million, $123.8 million, and $130.3 million during the years ended December 31, 2018, 2017, and 2016, respectively. Cash provided by operating activities is affected by net income, various non-cash add backs in operating activities, including portfolio allowance reversals, and changes in operating assets and liabilities. The primary drivers of the changes in operating cash flow included cash collections recognized as revenue from receivable portfolios, income tax payments, and interest payments. Cash collections recognized as revenue from receivable portfolios were $1,167.1 million, $1,053.4 million, and $1,030.8 million during the years ended December 31, 2018, 2017, and 2016, respectively. Cash paid for income taxes was $30.2 million, $44.4 million, and $60.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. Interest payments were $198.8 million, $162.5 million, and $147.9 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Investing Cash Flows
Net cash used in investing activities was $397.5 million, $452.1 million and $168.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. Cash used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $1,131.1 million, $1,045.8 million, and $907.4 million during the years ended December 31, 2018, 2017, and 2016, respectively. Collection proceeds applied to the principal of our receivable portfolios were $809.7 million, $709.4 million, and $659.3 million during the years ended December 31, 2018, 2017, and 2016, respectively. Collections proceeds applied to the principal of receivable portfolios in 2016 included $106.0 million of proceeds from the divestiture of Propel, net of cash divested.
Financing Cash Flows
Net cash provided by financing activities was $166.4 million, $378.2 million and $43.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash provided by financing activities is primarily affected by borrowings under our credit facilities and proceeds from the issuance of convertible and exchangeable notes offset by repayments of amounts outstanding under our credit facilities, repayments of senior secured notes, and repayments of Encore’s convertible and exchangeable notes. Borrowings under our credit facilities were $942.2 million, $1,434.5 million and $586.0 million during the years ended December 31, 2018, 2017, and 2016, respectively. Proceeds from the issuance of convertible and exchangeable notes were $172.5 million and $150.0 million during the years ended December 31, 2018 and 2017. Repayments of amounts outstanding under our credit facilities were $571.1 million, $1,168.1 million and $615.9 million and repayments of senior secured notes were $91.6 million, $204.2 million and $352.5 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, debt offerings, and equity offerings. From time to time, depending on the capital markets, we consider additional financings to fund our operations and acquisitions. From time to time, we may repurchase outstanding debt or equity and/or restructure or refinance current debt obligations. Our primary cash requirements have included the purchase of receivable portfolios, entity acquisitions, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
We have a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility of $894.4 million (the “Revolving Credit Facility”), a term loan facility of $203.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021, except with respect to (1) revolving commitments under the Revolving Credit Facility of $10.2 million maturing in February 2019 and (2) a subtranche of the Term Loan Facility of $9.1 million (of which $8.1 million was outstanding as of December 31, 2018) maturing in February 2019. As of December 31, 2018, we had $429.0 million outstanding and $177.5 million of availability under the Revolving Credit Facility and $195.1 million outstanding under the Term Loan Facility.
Through Cabot, we have a revolving credit facility of £385.0 million (approximately $490.4 million) (the “Cabot Credit Facility”). As of December 31, 2018, we had £233.9 million (approximately $298.0 million) outstanding and £151.1 million (approximately $192.4 million) of availability under the Cabot Credit Facility.
On August 27, 2018, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million in amounts and at times as we determine from time to time. During the year ended December 31, 2018, we issued 13,600 shares under our ATM Program, generating proceeds of approximately $0.54 million, net of commissions of approximately $5,000.
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

Our cash and cash equivalents at December 31, 2018 consisted of $25.6 million held by U.S.-based entities and $131.8 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.
Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2018 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$3,568,217	$113,163	$1,554,127	$1,852,176	$48,751
Estimated interest payments(1)	729,643	191,491	351,307	185,703	1,142
Capital leases	8,168	2,507	3,827	1,834	—
Operating leases	102,907	16,538	26,894	21,478	37,997
Purchase commitments on receivable portfolios	400,832	370,832	30,000	—	—
Total contractual cash obligations(2)	$4,809,767	$694,531	$1,966,155	$2,061,191	$87,890
________________________

(1)
Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2018 for variable rate debt, timing of scheduled payments and the term of the debt obligations.

(2)
We had approximately $19.9 million of liabilities and accrued interests related to uncertain tax positions at December 31, 2018. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See Note 12, “Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.

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
Deferred Court Costs. We pursue legal collection using a network of attorneys that specialize in collection matters and through our internal legal channel. We generally pursue collections through legal means only when we believe a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of historical court costs recovery data. We estimate deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and write off any Deferred Court Costs not recovered within the respective deferral period. Collections received through litigation are first applied against related court costs with the balance applied to the debtors’ account.
Goodwill and Other Intangible Assets. Business combinations typically result in the recording of goodwill and other intangible assets. The excess of the purchase price over the fair value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest in the acquiree is recorded as goodwill.
Goodwill and indefinite-lived intangible assets are tested at the reporting unit level for impairment annually and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We have four reporting units identified for goodwill impairment testing purposes. The annual goodwill testing date for these reporting units is October 1st.
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
Income Taxes. We use the liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of income. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of operations. We include interest and penalties related to income taxes within our provision for income taxes. See Note 12, “Income Taxes” to our consolidated financial statements for further discussion of income taxes.
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
Beginning in 2016 and through August 2018, we entered into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally matured within one to three months and were not designated as hedge instruments for accounting purposes. The gains or losses on these derivative contracts were recognized in other income or expense based on fair value changes. We currently do not have any hedge program that hedges the effects of currency exchange rate fluctuations between the British Pound and Euro.
In addition, we have currency exchange forward contracts that hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. These foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from the effective portion of such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect our earnings. Our cash flow hedging instruments are generally considered effective.
As of December 31, 2018, our outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee had a fair value liability position of $0.2 million. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for the Indian rupee could be experienced in the near term. If the U.S. dollar weakened by 10% against the Indian rupee at December 31, 2018, the result would have had a favorable effect to the fair value of the derivatives of approximately $1.3 million. If the U.S.

dollar strengthened by 10% against the Indian rupee at December 31, 2018 the result would have had an unfavorable effect to the fair value of the derivatives of approximately $1.1 million.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate caps with financial counterparties to manage our interest rate risk. As of December 31, 2018, we had six interest rate swap agreements outstanding with a total notional amount of $368.1 million. As of December 31, 2018, we held two interest rate cap contracts with an aggregate notional amount of £350.0 million (approximately $445.8 million) used to manage risk related to interest rate fluctuations. Both the interest rate cap and interest rate swap instruments are designated as cash flow hedges and are accounted for using hedge accounting.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remained constant. If the market interest rates for our variable rate agreements not hedged by derivatives increased 50 basis points, interest expense on such outstanding debt would increase by approximately $5.0 million, on an annualized basis. Conversely, if the market interest rates decreased 50 basis points, our interest expense on such outstanding debt would decrease by $5.0 million on an annualized basis. These sensitivity calculations consider the impact of our interest rate cap and interest rate swap agreements.
As of December 31, 2018, the fair value of our outstanding interest rate swap agreements had a fair value liability position of $4.9 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate swap fair value of $1.8 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate swap fair value of $1.8 million. As of December 31, 2018, the fair value of our outstanding interest rate cap contracts had a fair value asset position of $2.0 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate cap fair value of $2.2 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate cap fair value of $2.2 million.
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
Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective at the reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
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
Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2018, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2018, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP

San Diego, California
February 27, 2019

Changes in Internal Control over Financial Reporting
In 2018, we upgraded our Enterprise Resource Planning (“ERP”) system to a cloud-based platform to increase efficiency of transaction processing. Other than this upgrade, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B—Other Information
None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2019 Proxy Statement to be filed no later than April 30, 2019, is hereby incorporated by reference.
Item 11—Executive Compensation
The information under the caption “Executive Compensation and Other Information,” appearing in the 2019 Proxy Statement to be filed no later than April 30, 2019, is hereby incorporated by reference.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2019 Proxy Statement to be filed no later than April 30, 2019, is hereby incorporated by reference.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2019 Proxy Statement to be filed no later than April 30, 2019, is hereby incorporated by reference.
Item 14—Principal Accountant Fees and Services
The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2019 Proxy Statement to be filed no later than April 30, 2019, is hereby incorporated by reference.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.2	Bylaws, as amended through February 8, 2011	10-K	000-26489	3.3	2/14/2011
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.2	Third Amended and Restated Senior Secured Note Purchase Agreement (including the forms of the Notes), dated as of August 11, 2017, by and among Encore Capital Group, Inc. and the purchasers named therein	8-K	000-26489	10.1	8/17/2017
4.3	Indenture (including the form of the Note), dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	8-K	000-26489	4.1	6/24/2013
4.3.1	Supplemental Indenture, dated November 6, 2018, to the Indenture, dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	10-Q	000-26489	4.5	11/7/2018
4.6	Indenture (including form of Note), dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/11/2014
4.6.1	Supplemental Indenture, dated November 6, 2018, to the Indenture, dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	10-Q	000-26489	4.6	11/7/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.7	Indenture (including form of Note), dated March 27, 2014, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	3/28/2014
4.7.1	Supplemental Indenture, dated May 28, 2015, by and among Cabot Asset Purchases (Ireland) Limited, Cabot Financial (Ireland) Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.25	2/24/2016
4.7.2	Second Supplemental Indenture, dated July 28, 2015, by and among Hillesden Securities Limited, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.29	2/24/2016
4.7.3	Third Supplemental Indenture, dated November 11, 2015, by and among Cabot Financial (Luxembourg) II S.A., Cabot Financial (Treasury) Ireland, Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and Citibank, N.A., London Branch, as trustee	10-K	000-26489	4.34	2/24/2016
4.7.4
Fourth Supplemental Indenture dated July 15, 2016 to Indenture dated as of March 27, 2014 by and among Cabot Financial(Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, Cabot Securitisation Europe Limited and Citibank, N.A., London Branch, as trustee
						X
4.7.5	Fifth Supplemental Indenture dated July 11, 2018 to Indenture dated as of March 27, 2014 by and among Cabot Financial(Luxembourg) S.A., Cabot Financial Limited, and Citibank, N.A., London Branch, as trustee	8-K	000-26489	4.1	7/13/2018
4.8	Indenture (including form of Note), dated November 11, 2015, between Cabot Financial (Luxembourg) II S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	11/13/2015

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.9	Indenture (including form of Note), dated October 6, 2016, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	10/7/2016
4.10	Indenture (including Form of Note), dated March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/3/2017
4.11	Indenture, dated July 20, 2018, between Encore Capital Europe Finance Limited and MUFG Union Bank, N.A.	8-K	000-26489	4.1	7/20/2018
4.11.1	Supplemental Indenture (including the form of 4.50% Exchangeable Senior Notes due 2023), dated July 20, 2018, among Encore Capital Europe Finance Limited, Encore Capital Group, Inc. and MUFG Union Bank, N.A.	8-K	000-26489	4.2	7/20/2018
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.2+	Severance protection letter agreement, dated March 11, 2009, between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.2	3/13/2009
10.2.1+	Amendment, dated January 9, 2013, to the Severance Protection Letter Agreement dated March 11, 2009 between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.1	1/15/2013
10.2.2+	Letter Agreement, dated January 9, 2013, between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.2	1/15/2013
10.2.3+	Letter Agreement, dated February 24, 2014, between Encore Capital Group, Inc. and Paul Grinberg	8-K	000-26489	10.1	2/24/2014
10.2.4+	Transition Letter, dated as of August 8, 2018, by and between Encore Capital Group, Inc and Paul Grinberg	8-K	000-26489	10.1	8/8/2018
10.3+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated	8-K	000-26489	10.1	6/15/2009
10.3.1+	Amended Form of Restricted Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan	10-Q	000-26489	10.2	7/30/2009
10.3.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan	10-Q	000-26489	10.3	11/1/2012
10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan	Def 14A	000-26489	Appendix A	4/26/2013
10.4.1+	First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014	10-K	000-26489	10.84	2/25/2014
10.4.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.5	8/8/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.4.3+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.6	8/8/2013
10.4.4+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.7	8/8/2013
10.4.5+	Form of Restricted Stock Unit Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.8	8/8/2013
10.4.6+	Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.9	8/8/2013
10.4.7+	Form of Performance Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.10	8/8/2013
10.4.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.11	8/8/2013
10.4.9+	Form of Performance Stock Grant Notice and Agreement (TSR) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.1	5/10/2016
10.4.10+	Form of Restricted Stock Award Grant Notice and Agreement (Executive - Umbrella) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.2	5/10/2016
10.4.11+	Form of Performance Stock Award Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.3	5/10/2016
10.4.12+	Form of Restricted Stock Award Grant Notice and Agreement (Retention) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.105	2/23/2017
10.4.13+	Form of Restricted Cash Award Grant Notice and Agreement (Retention) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.106	2/23/2017
10.4.14+	Form of Performance Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.108	2/23/2017
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-Q	000-26489	10.2	11/6/2014
10.6+	Employment offer letter dated October 9, 2014 by and between Encore Capital Group, Inc. and Jonathan Clark	8-K	000-26489	10.1	2/26/2015
10.7+	Non-Employee Director Compensation Program Guidelines, effective September 1, 2018	10-Q	000-26489	10.8	11/7/2018
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 6, 2016	10-Q	000-26489	10.1	11/9/2016

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.9+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Ashish Masih	8-K	000-26489	10.1	6/20/2017
10.10+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Paul Grinberg	8-K	000-26489	10.2	6/20/2017
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.11.5+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.1	3/15/2018
10.11.6+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.2	3/15/2018
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018
10.12	Third Amended and Restated Credit Agreement, dated December 20, 2016, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	8-K	000-26489	10.1	12/27/2016
10.12.1	Incremental Term Loan and Extension Agreement, dated March 2, 2017, by and among Encore Capital Group, Inc., Cathay Bank, Opus Bank, Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.2	5/4/2017
10.12.2	Incremental Facility Agreement, dated March 29, 2017, by and among Encore Capital Group, Inc., Woodforest National Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.4	5/4/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.12.3	Amendment No.1 to Third Amended and Restated Credit Agreement, dated June 13, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	10-Q	000-26489	10.1	8/3/2017
10.12.4	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 29, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	10-Q	000-26489	10.9	8/3/2017
10.12.5	Letter Agreement, dated August 3, 2017, related to the Third Amended and Restated Credit Agreement dated as of December 20, 2016	10-Q	000-26489	10.3	11/2/2017
10.12.6	Incremental Facility Agreement, dated August 15, 2017, by and among Encore Capital Group, Inc., DNB Capital, LLC, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.5	11/2/2017
10.12.7	Incremental Facility Agreement, dated September 26, 2017, by and among Encore Capital Group, Inc., Regions Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.6	11/2/2017
10.12.8	Incremental Facility Agreement, dated January 22, 2018, by and among Encore Capital Group, Inc., Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto	10-K	000-26489	10.12.8	2/21/2018
10.12.9	Incremental Facility Agreement, dated March 21, 2018, by and among Encore Capital Group, Inc., Banc of California, SunTrust Bank and each of the guarantors, party thereto	10-Q	000-26489	10.2	5/8/2018
10.12.10	Extension Agreement, dated May 29, 2018, by and among Encore Capital Group, Inc., Fifth Third Bank, Suntrust Bank, and each of the guarantors party thereto	10-Q	000-26489	10.3	8/8/2018
10.12.11	Extension Agreement, dated September 20, 2018, by and among Encore Capital Group, Inc., SunTrust Bank, Bank of America, N.A., DNB Capital, LLC, Fifth Third Bank, Western Alliance Bancorporation, Chang Hwa Commercial Bank, Ltd., and each of the guarantors, party thereto	10-Q	000-26489	10.9	11/7/2018
10.12.12	Incremental Facility Agreement, dated September 20, 2018, by and among Encore Capital Group, Inc., SunTrust Bank, ING Capital LLC, MUFG Union Bank, N.A., Flagstar Bank, CIBC Bank USA, Umpqua Bank, Opus Bank, Banc of California, California Bank and Trust, Western Alliance Bancorporation, and each of the guarantors, party thereto	10-Q	000-26489	10.10	11/7/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.13	Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	8-K	000-26489	10.2	11/7/2012
10.13.1	Amendment No. 1, dated December 20, 2016, to Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	8-K	000-26489	10.1	12/27/2016
10.13.2	Amendment No. 2, dated August 11, 2017, to Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	10-Q	000-26489	10.4	11/2/2017
10.14	Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent	8-K	000-26489	10.3	11/7/2012
10.14.1	Amendment No. 1, dated February 25, 2014, to Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent	10-K	000-26489	10.88	2/25/2014
10.15	Second Amended and Restated Intercreditor Agreement, dated as of August 11, 2017, by and among Encore Capital Group, Inc., certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, the holders of the Company’s 7.75% Senior Secured Notes due 2017, 7.375% Senior Secured Notes due 2018 and 5.625% Senior Secured Notes due 2024, and SunTrust Bank, as collateral agent	8-K	000-26489	10.2	8/17/2017
10.16.4	Securities Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., JCF III Europe Holdings LP, JCF III Europe S.à r.l., Janus Holdings Luxembourg S.à r.l and the other parties named therein	8-K	000-26489	10.1	5/8/2018
10.16.5	Securities Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., Janus Holdings Luxembourg S.à r.l, certain management shareholders of Cabot Holdings S.à r.l. Luxembourg and the other parties named therein	8-K	000-26489	10.2	5/8/2018
10.16.6	First Amendment, dated May 10, 2018, to the Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., Janus Holdings Luxembourg S.à r.l, certain management shareholders of Cabot Holdings S.à r.l. Luxembourg and the other parties named therein	10-Q	000-26489	10.2.1	8/8/2018
10.17.1	Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.1	6/24/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17.2	Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.2	6/24/2013
10.17.3	Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.3	6/24/2013
10.17.4	Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.4	6/24/2013
10.18.1	Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.1	7/23/2013
10.18.2	Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.2	7/23/2013
10.18.3	Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.3	7/23/2013
10.18.4	Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.4	7/23/2013
10.19	Amended and Restated Senior Facilities Agreement, dated December 12, 2017, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent	10-K	000-26489	10.19	2/21/2018
10.19.1	Amendment Agreement dated November 5, 2018 to Amend and Restate the Senior Facilities Agreement, originally dated September 20, 2012, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent	10-Q	000-26489	10.12	11/7/2018
10.21.1	Letter Agreement, dated March 5, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.1	3/11/2014
10.21.2	Letter Agreement, dated March 5, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.2	3/11/2014
10.21.3	Letter Agreement, dated March 5, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.3	3/11/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21.4	Letter Agreement, dated March 5, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.4	3/11/2014
10.21.5	Letter Agreement, dated March 6, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	3/11/2014
10.21.6	Letter Agreement, dated March 6, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	3/11/2014
10.21.7	Letter Agreement, dated March 6, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.7	3/11/2014
10.21.8	Letter Agreement, dated March 6, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.8	3/11/2014
10.22	Senior Facility Agreement, dated August 23, 2017, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trust Company (UK) Limited as Security Trustee and Senior Agent and Goldman Sachs International Bank as Senior Lender	8-K	000-26489	4.1	8/28/2017
10.22.1	Amendment dated October 4, 2018 to that Senior Facility Agreement, dated August 23, 2017, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trust Company (UK) Limited as Security Trustee and Senior Agent and Goldman Sachs International Bank as Senior Lender	10-Q	000-26489	10.11	11/7/2018
10.23.1	Letter Agreement, dated July 17, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.1	7/20/2018
10.23.2	Letter Agreement, dated July 17, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.2	7/20/2018
10.23.3	Letter Agreement, dated July 17, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.3	7/20/2018
10.23.4	Letter Agreement, dated July 19, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.4	7/20/2018
10.23.5	Letter Agreement, dated July 19, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	7/20/2018

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.23.6	Letter Agreement, dated July 19, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	7/20/2018
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 27, 2019					X
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated July 16, 2018	8-K	000-26489	23.1	7/16/2018
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Management contract or compensatory plan or arrangement.

Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ ASHISH MASIH
Ashish Masih
President and Chief Executive Officer
Date: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2019
Jonathan C. Clark

/s/ ASHWINI GUPTA	Director	February 27, 2019
Ashwini Gupta

/s/ WENDY HANNAM	Director	February 27, 2019
Wendy Hannam

/s/ MICHAEL P. MONACO	Director	February 27, 2019
Michael P. Monaco

/s/ LAURA OLLE	Director	February 27, 2019
Laura Olle

/s/ FRANCIS E. QUINLAN	Director	February 27, 2019
Francis E. Quinlan

/s/ NORMAN R. SORENSEN	Director	February 27, 2019
Norman R. Sorensen

/s/ RICHARD J. SREDNICKI	Director	February 27, 2019
Richard J. Srednicki

/s/ RICHARD P. STOVSKY	Director	February 27, 2019
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
San Diego, California
February 27, 2019

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$157,418	$212,139
Investment in receivable portfolios, net	3,137,893	2,890,613
Deferred court costs, net	95,918	79,963
Property and equipment, net	115,518	76,276
Other assets	257,002	302,728
Goodwill	868,126	928,993
Total assets	$4,631,875	$4,490,712
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$287,945	$284,774
Debt, net	3,490,633	3,446,876
Other liabilities	33,609	35,151
Total liabilities	3,812,187	3,766,801
Commitments and contingencies
Redeemable noncontrolling interest	—	151,978
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 30,884 shares and 25,801 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	309	258
Additional paid-in capital	208,498	42,646
Accumulated earnings	720,189	616,314
Accumulated other comprehensive loss	(110,987)	(77,356)
Total Encore Capital Group, Inc. stockholders’ equity	818,009	581,862
Noncontrolling interest	1,679	(9,929)
Total equity	819,688	571,933
Total liabilities, redeemable equity and equity	$4,631,875	$4,490,712
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

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$448	$88,902
Investment in receivable portfolios, net	501,489	1,342,300
Deferred court costs, net	—	26,482
Property and equipment, net	—	23,138
Other assets	9,563	122,263
Goodwill	—	724,054
Liabilities
Accounts payable and accrued liabilities	$4,556	$151,208
Debt, net	445,837	2,014,202
Other liabilities	46	1,494
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Revenue from receivable portfolios	$1,167,132	$1,053,373	$1,030,792
Other revenues	153,425	92,429	82,643
Total revenues	1,320,557	1,145,802	1,113,435
Allowance reversals (allowances) on receivable portfolios, net	41,473	41,236	(84,177)
Total revenues, adjusted by net allowance reversals (allowances)	1,362,030	1,187,038	1,029,258
Operating expenses
Salaries and employee benefits	369,064	315,742	281,097
Cost of legal collections	205,204	200,058	200,855
General and administrative expenses	158,352	158,080	134,046
Other operating expenses	134,934	104,938	100,737
Collection agency commissions	47,948	43,703	36,141
Depreciation and amortization	41,228	39,977	34,868
Total operating expenses	956,730	862,498	787,744
Income from operations	405,300	324,540	241,514
Other (expense) income
Interest expense	(240,048)	(204,161)	(198,367)
Other (expense) income	(8,764)	10,847	14,228
Total other expense	(248,812)	(193,314)	(184,139)
Income from continuing operations before income taxes	156,488	131,226	57,375
Provision for income taxes	(46,752)	(52,049)	(38,205)
Income from continuing operations	109,736	79,177	19,170
Loss from discontinued operations, net of tax	—	(199)	(2,353)
Net income	109,736	78,978	16,817
Net loss attributable to noncontrolling interest	6,150	4,250	59,753
Net income attributable to Encore Capital Group, Inc. stockholders	$115,886	$83,228	$76,570
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$115,886	$83,427	$78,923
Loss from discontinued operations, net of tax	—	(199)	(2,353)
Net income	$115,886	$83,228	$76,570
Earnings per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$4.09	$3.21	$3.07
Discontinued operations	—	(0.01)	(0.09)
Net basic earnings per share	$4.09	$3.20	$2.98
Diluted earnings (loss) per share from:
Continuing operations	$4.06	$3.16	$3.05
Discontinued operations	—	(0.01)	(0.09)
Net diluted earnings per share	$4.06	$3.15	$2.96
Weighted average shares outstanding:
Basic	28,313	25,972	25,713
Diluted	28,572	26,405	25,909
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$109,736	$78,978	$16,817
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized (loss) gain on derivative instruments	(7,658)	1,242	407
Income tax effect	1,743	(200)	(87)
Unrealized (loss) gain on derivative instruments, net of tax	(5,915)	1,042	320
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(36,927)	28,362	(67,943)
Removal of other comprehensive loss in connection with divestiture	3,663	—	—
Income tax effect	—	—	361
Unrealized (loss) gain on foreign currency translation, net of tax	(33,264)	28,362	(67,582)
Other comprehensive (loss) income, net of tax	(39,179)	29,404	(67,262)
Comprehensive income (loss)	70,557	108,382	(50,445)
Comprehensive loss (income) attributable to noncontrolling interest:
Net loss	6,150	4,250	59,753
Unrealized loss (income) on foreign currency translation	5,548	(1,849)	20,173
Comprehensive loss attributable to noncontrolling interest	11,698	2,401	79,926
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$82,255	$110,783	$29,481
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2015	25,288	$253	$110,533	$543,489	$(57,822)	$7,285	$603,738
Net income (loss)	—	—	—	76,570	—	(11,922)	64,648
Other comprehensive loss, net of tax	—	—	—	—	(47,089)	(3,677)	(50,766)
Initial noncontrolling interest related to business combinations	—	—	—	—	—	775	775
Change in fair value of redeemable noncontrolling interest	—	—	(14,702)	(59,492)	—	—	(74,194)
Purchase of noncontrolling interest	—	—	(1,280)	—	—	—	(1,280)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	305	3	(4,481)	—	—	—	(4,478)
Stock-based compensation	—	—	12,627	—	—	—	12,627
Tax benefit related to stock-based compensation	—	—	(2,324)	—	—	—	(2,324)
Reclassification of redeemable equity component of convertible senior notes	—	—	3,130	—	—	—	3,130
Other	—	—	(111)	—	—	—	(111)
Balance at December 31, 2016	25,593	256	103,392	560,567	(104,911)	(7,539)	551,765
Net income	—	—	—	83,228	—	655	83,883
Other comprehensive income (loss), net of tax	—	—	—	—	27,555	(707)	26,848
Change in fair value of redeemable noncontrolling interest	—	—	(81,074)	(27,222)	—	—	(108,296)
Purchase of noncontrolling interest	—	—	806	—	—	(2,338)	(1,532)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	208	2	(2,117)	—	—	—	(2,115)
Stock-based compensation	—	—	10,399	—	—	—	10,399
Issuance of convertible senior notes	—	—	12,341	—	—	—	12,341
Settlement and repurchase of convertible senior notes	622	6	(7,881)	—	—	—	(7,875)
Reclassification of redeemable equity component of convertible senior notes	—	—	2,995	—	—	—	2,995
Reclassification of certain income tax effects of items within accumulated other comprehensive income to retained earnings	—	—	—	(259)	—	—	(259)
Convertible note hedge transactions	(622)	(6)	3,525	—	—	—	3,519
Other	—	—	260	—	—	—	260
Balance at December 31, 2017	25,801	258	42,646	616,314	(77,356)	(9,929)	571,933
Net income (loss)	—	—	—	115,886	—	(1,359)	114,527
Other comprehensive income (loss), net of tax	—	—	—	—	(37,294)	920	(36,374)
Change in fair value of redeemable noncontrolling interest	—	—	19,430	(12,011)	—	—	7,419
Purchase of noncontrolling interest	—	—	—	—	—	9,626	9,626
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	163	2	(2,510)	—	—	—	(2,508)
Issuance of common stock	4,920	49	181,138	—	—	—	181,187
Stock-based compensation	—	—	12,980	—	—	—	12,980
Issuance of exchangeable notes	—	—	14,009	—	—	—	14,009
Exchangeable notes hedge transactions	—	—	(17,785)	—	—	—	(17,785)
Net equity adjustment on Cabot Transaction	—	—	(43,097)	—	—	—	(43,097)
Other	—	—	1,687	—	3,663	2,421	7,771
Balance at December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$109,736	$78,978	$16,817
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	199	2,353
Depreciation and amortization	41,228	39,977	34,868
Interest expense related to financing	11,710	—	—
Other non-cash expense, net	20,744	39,591	30,623
Stock-based compensation expense	12,980	10,399	12,627
Loss (gain) on derivative instruments, net	10,789	(3,915)	(7,816)
Deferred income taxes	16,814	28,970	(52,905)
(Reversal of) provision for allowances on receivable portfolios, net	(41,473)	(41,236)	84,177
Changes in operating assets and liabilities
Deferred court costs and other assets	(35,626)	(4,101)	(20,364)
Prepaid income tax and income taxes payable	24,284	(26,699)	25,417
Accounts payable, accrued liabilities and other liabilities	15,605	1,655	2,439
Net cash provided by operating activities from continuing operations	186,791	123,818	128,236
Net cash provided by operating activities from discontinued operations	—	—	2,096
Net cash provided by operating activities	186,791	123,818	130,332
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(96,390)	(675)
Proceeds from divestiture of business, net of cash divested	(1,877)	—	106,041
Purchases of assets held for sale	—	—	(19,874)
Purchases of receivable portfolios, net of put-backs	(1,131,095)	(1,045,829)	(907,413)
Collections applied to investment in receivable portfolios, net	809,688	709,420	659,321
Purchases of property and equipment	(67,475)	(28,126)	(31,668)
(Payment of) proceeds from derivative instruments, net	(18,302)	3,533	8,800
Other, net	11,545	5,261	1,994
Net cash used in investing activities from continuing operations	(397,516)	(452,131)	(183,474)
Net cash provided by investing activities from discontinued operations	—	—	14,685
Net cash used in investing activities	(397,516)	(452,131)	(168,789)
Financing activities:
Payment of loan costs	(11,576)	(28,972)	(32,338)
Payment related to debt financing	(11,710)	—	—
Proceeds from credit facilities	942,186	1,434,480	586,016
Repayment of credit facilities	(571,144)	(1,168,069)	(615,857)
Proceeds from senior secured notes	—	325,000	442,610
Repayment of senior secured notes	(91,578)	(204,241)	(352,549)
Proceeds from issuance of convertible and exchangeable senior notes	172,500	150,000	—
Repayment of convertible senior notes	—	(125,407)	—
Proceeds from other debt	27,694	33,197	36,172
Repayment of other debt	(42,456)	(8,910)	(15,388)
Payment for the purchase of PECs and noncontrolling interest	(234,101)	(29,731)	(4,842)
Payment of direct and incremental costs relating to Cabot Transaction	(8,622)	—	—
Other, net	(4,816)	870	(571)
Net cash provided by financing activities	166,377	378,217	43,253
Net increase in cash and cash equivalents	(44,348)	49,904	4,796
Effect of exchange rate changes on cash and cash equivalents	(10,373)	12,470	(8,624)
Cash and cash equivalents, beginning of period	212,139	149,765	153,593
Cash and cash equivalents, end of period	$157,418	$212,139	$149,765
Cash and cash equivalents of discontinued operations, end of period	—	—	—
Cash and cash equivalents of continuing operations, end of period	$157,418	$212,139	$149,765
Supplemental disclosures of cash flow information:
Cash paid for interest	$198,797	$162,545	$147,899
Cash paid for income taxes, net	30,247	44,365	60,071
Supplemental schedule of non-cash investing and financing activities:
Stock consideration for the Cabot Transaction	$180,559	$—	$—
Conversion of convertible senior notes	—	28,277	—
Fixed assets acquired through capital lease	3,283	3,577	55
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Consolidated Financial Statements
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively with Encore, the “Company”), is an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans.
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”), the Company is a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management plc (“CCM”) and its subsidiaries and European affiliates (collectively, “Cabot”) the Company is one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. These are the Company’s primary operations.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 10, “Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Change in Accounting Principle
On January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Topic 606 applies to all contracts with customers, except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). Under the prior accounting standard, the Company recognized fee-based income when there was persuasive evidence of an arrangement, the sales price was fixed or determinable, the services had been performed and collectability was reasonably assured.
The Company’s investment in receivable portfolios is outside of the scope of Topic 606 since it is accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Certain of the Company’s foreign subsidiaries earn fee-based income by providing portfolio management services to credit originators for non-performing loans. Performance obligations for this revenue stream under the new standard primarily arise from debt collection and management activities. These performance obligations are typically satisfied when services are performed, or debt is collected. Consideration is typically variable based on indeterminate volumes or collection activity. Under the new accounting standard, revenue is recognized over time as a series of single performance obligations when the Company is entitled to a percentage of collections received, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance of debt collection and management. The method for measuring progress towards satisfying a performance obligation is based on transaction volumes or debt collected, depending on whether the contract is based on services performed or based on commissions. Costs to fulfill a contract are expensed when incurred.
The Company adopted Topic 606 utilizing the modified retrospective method of transition and elected to apply the revenue standard only to contracts that were not completed as of the adoption date. Prior periods were not restated. The cumulative effect of adopting this new standard had no impact to retained earnings. The impact of adopting Topic 606 on the Company’s revenue is not material to any of the periods presented. Fee-based income is included in “Other Revenues” in the Company’s consolidated statements of operations.
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
Recent Accounting Pronouncements
Other than the adoption of the standards discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during the year ended December 31, 2018 that have significance, or potential significance, to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which ASU 2016-13 is adopted. However, the FASB has determined that financial assets for which the guidance in Subtopic

310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality, has previously been applied should prospectively apply the guidance in ASU 2016-13 for purchased financial assets with credit deterioration.
On February 27, 2019, the FASB clarified application of the new standard. The Company is in the process of determining the effects the adoption of ASU 2016-13 will have on its consolidated financial statements. The Company expects ASU 2016-13 could have a significant impact on how it measures and records income recognized on its receivable portfolios. The Company has established a project management team and is in the process of developing its accounting policy, evaluating the impact of this pronouncement and researching software resources that can assist with the implementation.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 changes accounting for leases and requires lessees to recognize the assets and liabilities arising from most leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, ASU 2018-11, Leases: Targeted Improvements, was issued to provide relief to companies from restating comparative periods. Pursuant to ASU 2018-11, in the period of adoption, the Company will not restate comparative periods presented in its financial statements. The new guidance will be effective for the Company starting in the first quarter of fiscal year 2019. The Company is finalizing the last phase of implementation of the new standard which requires recognition of a right-of-use (“ROU”) asset and lease liability for lease terms greater than one year. For leases with a term of twelve months or less, the Company has made an accounting policy election to not recognize ROU assets and lease liabilities; and as a result, the lease expense will be amortized over the lease term. The Company selected and is utilizing a new lease software solution that will facilitate consolidating its leases for reporting purposes. The Company elected to apply the modified retrospective option and the practical expedient available under the new standard. As a result, the Company will not (1) reassess whether any expired or existing contracts are or contain a lease, (2) reassess lease classification for any expired or existing lease or (3) reassess direct costs for any existing leases. The Company continues to evaluate the effects the adoption will have on its consolidated statements of financial condition but does not expect the new standard to have a material impact on its consolidated statements of operations or cash flows. The adoption of this new standard will not impact the Company’s compliance with debt covenants.
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
Included in cash and cash equivalents are cash collected on behalf of and due to third party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $21.8 million and $21.0 million at December 31, 2018 and 2017, respectively.
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
The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or allowance. Revenue from receivable portfolios is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and portfolio allowance reversals and decreased by gross collections and portfolio allowances. Once the net book value of a static pool has been fully recovered, it becomes zero basis portfolio (“ZBA”) and all subsequent collections are recognized as ZBA revenue.
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
Fee-based Income
Certain of the Company’s foreign subsidiaries earn fee-based income by providing portfolio management services to credit originators for non-performing loans. The Company recognizes fee-based income in accordance with the authoritative guidance for revenue recognition, specifically principal agent considerations. The revenue recognition guidance requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who establishes pricing and remains the primary obligor on the transaction. The Company considers each of these factors to determine the correct method of recognizing fee-based income. Fee-based income is included in “Other Revenues” in the Company’s consolidated statements of operations.
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
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates certain derivative instruments as cash flow hedges. The changes in fair value of derivatives designated as cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. See Note 4, “Derivatives and Hedging Instruments” for further discussion.
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
On August 12, 2015, the Company’s Board of Directors approved a new $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of December 31, 2018, we had not made any repurchases under the share repurchase program.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average common shares outstanding—basic	28,313	25,972	25,713
Dilutive effect of stock-based awards	259	255	196
Dilutive effect of convertible and exchangeable senior notes	—	178	—
Weighted average common shares outstanding—diluted	28,572	26,405	25,909
Anti-dilutive employee stock options outstanding were approximately 66,000, 107,000 and 3,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company has the following convertible and exchangeable senior notes outstanding: $172.5 million convertible senior notes due 2020 at a conversion price equivalent to approximately $45.72 per share of the Company’s common stock (the “2020 Convertible Notes”), $161.0 million convertible senior notes due 2021 at a conversion price equivalent to approximately $59.39 per share of the Company’s common stock (the “2021 Convertible Notes”), $150.0 million convertible senior notes due 2022 at a conversion price equivalent to approximately $45.57 per share of the Company’s common stock (the “2022 Convertible Notes”), and $172.5 million exchangeable senior notes due 2023 at a conversion price equivalent to approximately $44.62 per share of the Company’s common stock (the “Exchangeable Notes”).
In the event of conversion for the 2020 Convertible Notes, 2021 Convertible Notes, 2022 Convertible Notes and Exchangeable Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020, 2021 and 2022 Convertible Notes and Exchangeable Notes in cash upon conversion. As a result, upon conversion of all the convertible and exchangeable senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. Diluted earnings per share during the periods presented above included the effect of the common shares issuable upon conversion of certain of the convertible senior notes because the average stock price exceeded the conversion price of these notes. However, as described in the “Encore Convertible Notes and Exchangeable Notes” section of Note 9, “Debt,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2020 Convertible Notes to $61.55, the 2021 Convertible Notes to $83.14 and the Exchangeable Notes to $62.48.
Note 2: Cabot Transaction
On July 24, 2018, the Company completed the purchase of all the outstanding interests of CCM not owned by the Company (the “Cabot Transaction”). As a result, CCM became a wholly owned subsidiary of Encore. The acquisition of the remaining interest was accounted for as an equity transaction and no gain or loss was recognized in the Company’s consolidated statements of operations but was reflected as a component of additional paid-in capital in the consolidated statement of equity. Additionally, in accordance with authoritative guidance and the Company’s policy, the direct and incremental costs associated with the Cabot Transaction were accounted for as part of the equity transaction. Total consideration transferred was approximately $414.7 million, which consisted of cash of $234.1 million and the equivalent of $180.6 million of Encore common stock based on the last reported sale price of Encore common stock per share of $36.80 on July 24, 2018.

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$2,023	$—	$2,023
Liabilities
Foreign currency exchange contracts	—	(237)	—	(237)
Interest rate swap agreements	—	(4,881)	—	(4,881)
Contingent consideration	—	—	(6,198)	(6,198)

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,912	$—	$1,912
Interest rate cap contracts	—	3,922	—	3,922
Liabilities
Foreign currency exchange contracts	—	(1,110)	—	(1,110)
Interest rate swap agreements	—	(7)	—	(7)
Contingent consideration	—	—	(10,612)	(10,612)
Temporary Equity
Redeemable noncontrolling interest	—	—	(151,978)	(151,978)

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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date, based on actual and forecasted operating performance.
The following table provides a roll-forward of the fair value of contingent consideration for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Amount
Balance at December 31, 2015	$10,403
Change in fair value of contingent consideration	(8,111)
Time value amortization	509
Effect of foreign currency translation	(270)
Balance at December 31, 2016	2,531
Issuance of contingent consideration in connection with acquisition	10,808
Change in fair value of contingent consideration	(2,822)
Time value amortization	381
Payment of contingent consideration	(781)
Effect of foreign currency translation	495
Balance at December 31, 2017	10,612
Issuance of contingent consideration in connection with acquisition	1,728
Change in fair value of contingent consideration	(5,664)
Payment of contingent consideration	(271)
Effect of foreign currency translation	(207)
Balance at December 31, 2018	$6,198
Redeemable Noncontrolling Interest:
Some minority shareholders in certain subsidiaries of the Company had the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value and, in some cases, to force a sale of the subsidiary if the Company chose not to purchase their interests at fair value. The noncontrolling interest subject to these arrangements is required to be included in temporary equity as redeemable noncontrolling interest, and is adjusted to its estimated redemption amount each reporting period. Future reductions in the carrying amount are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interest at the time it was originally recorded. The recorded value of the redeemable noncontrolling interest cannot go below the floor level. Adjustments to the carrying amount of redeemable noncontrolling interest are charged to retained earnings (or to additional paid-in capital if there are no retained earnings) and do not affect net income or comprehensive income in the consolidated financial statements. In connection with various business transactions, including the Cabot Transaction, the Company redeemed or deconsolidated all of its redeemable noncontrolling interest during the year ended December 31, 2018 and no longer carried any redeemable noncontrolling interest as of December 31, 2018.

The components of the change in the redeemable noncontrolling interest for the years ended December 31, 2018, 2017 and 2016 are presented in the following table (in thousands):

Amount
Balance at December 31, 2015	$38,624
Addition to redeemable noncontrolling interest	826
Redemption of redeemable noncontrolling interest	(3,562)
Net loss attributable to redeemable noncontrolling interest	(47,831)
Adjustment of the redeemable noncontrolling interest to fair value	74,194
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(16,496)
Balance at December 31, 2016	45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(4,905)
Adjustment of the redeemable noncontrolling interest to fair value	108,296
Effect of foreign currency translation attributable to redeemable noncontrolling interest	2,555
Balance at December 31, 2017	151,978
Redemption of redeemable noncontrolling interest	(138,835)
Deconsolidation upon sale of redeemable noncontrolling interest	5,535
Net loss attributable to redeemable noncontrolling interest	(4,791)
Adjustment of the redeemable noncontrolling interest to fair value	(7,419)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(6,468)
Balance at December 31, 2018	$—
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 2 measurements. The fair value estimate of the assets held for sale was approximately $26.7 million and $18.7 million as of December 31, 2018 and December 31, 2017, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the following table are recorded in the consolidated balance sheets at December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios	$3,137,893	$3,525,861	$2,890,613	$3,415,325
Deferred court costs	95,918	95,918	79,963	79,963
Financial Liabilities
Encore convertible notes and exchangeable notes(1)	619,639	553,744	450,780	520,944
Cabot senior secured notes	1,109,922	1,036,905	1,214,558	1,258,935
________________________

(1)	Carrying amount represents the portion of the convertible and exchangeable notes classified as debt, while estimated fair value pertains to the face amount of the notes.

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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,525.9 million and $3,415.3 million as of December 31, 2018 and 2017, respectively, as compared to the carrying value of $3,137.9 million and $2,890.6 million as of December 31, 2018 and 2017, respectively. A 100 basis point increase in the cost to collect and discount rate used would result in a decrease in the fair value of U.S., European and other geographies portfolios by approximately $45.3 million, $67.4 million and $5.5 million, respectively, as of December 31, 2018. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs was $95.9 million and $80.0 million as of December 31, 2018 and 2017, respectively, and approximated fair value.
Debt:
The majority of the Company’s borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities, and Cabot’s borrowings under its revolving credit facility. The Company’s revolving credit and term loan facilities carrying value approximates fair value due to the short-term nature of the interest rate periods. The fair value of the Company’s senior secured notes was estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates.
Encore’s convertible notes and exchangeable notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible notes and exchangeable notes was $619.6 million and $450.8 million, net of the debt discount of $36.4 million and $32.7 million, as of December 31, 2018 and 2017, respectively. The fair value estimate for these convertible and exchangeable notes, which incorporates quoted market prices using Level 2 inputs, was approximately $553.7 million and $520.9 million as of December 31, 2018 and 2017, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for the debt discount and debt premium. The carrying value of Cabot’s senior secured notes was $1,109.9 million and $1,214.6 million, net of the debt discount of $1.5 million and $1.9 million, as of December 31, 2018 and 2017, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,036.9 million and $1,258.9 million as of December 31, 2018 and 2017, respectively.

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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$2,023	Other assets	$—
Foreign currency exchange contracts	Other liabilities	(237)	Other assets	1,912
Interest rate swap agreements	Other liabilities	(4,881)	Other liabilities	(7)
Derivatives not designated as hedging instruments:
Interest rate cap contracts	Other assets	—	Other assets	3,922
Foreign currency exchange contracts	Other liabilities	—	Other liabilities	(1,110)
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
Certain of the foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect the Company’s earnings. If all or a portion of the forecasted transaction is cancelled, the accumulated gains or losses in OCI would be reclassified into earnings.
As of December 31, 2018, the total notional amount of the foreign currency forward contracts that are designated as cash flow hedging instruments was $12.0 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.2 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2018, 2017, or 2016.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. In accordance with authoritative guidance relating to derivatives and hedging transactions, the Company designates its interest rate swap instruments as cash flow hedges. As of December 31, 2018, there were six interest rate swap agreements outstanding with a total notional amount of $368.1 million.
As of December 31, 2018, the Company also held two interest rate cap contracts (the “2018 Caps”) with a notional amount of £350.0 million (approximately $445.8 million) that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The 2018 Caps mature in 2021 and are structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months GBP-LIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent GBP-LIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationship to be highly effective and designates the 2018 Caps as cash flow hedge instruments.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of income for the years ended December 31, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	2018	2017		2018	2017
Foreign currency exchange contracts	$(1,253)	$2,302	Salaries and employee benefits	$794	$1,280
Foreign currency exchange contracts	(100)	310	General and administrative expenses	2	76
Interest rate swap agreements	(5,228)	9	Interest expense	(384)	(110)
Interest rate cap contracts	(643)	—	Interest expense	—	—
Derivatives Not Designated as Hedging Instruments
In 2016, the Company began entering into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value.
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
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of income for the years ended December 31, 2018 and 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss) Recognized in Income	Amount of Derivative Gain (Loss) Recognized in Income
		2018	2017	2016
Foreign currency exchange contracts	Other (expense) income	$(9,221)	$1,755	$8,248
Interest rate cap contracts	Interest expense	(1,568)	2,026	—
Interest rate swap agreements	Interest expense	—	110	144
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
In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is a significant increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. Due to the discounting of future cashflows using monthly IRRs, an allowance charge could still result even if substantial higher collections occurring later in the collection curve offset lower collections in the near term.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2016	$3,092,004	$365,504	$3,457,508
Revenue from receivable portfolios	(909,239)	(144,134)	(1,053,373)
Allowance reversals on receivable portfolios, net	(34,294)	(6,942)	(41,236)
Net additions on existing portfolios	365,357	155,160	520,517
Additions for current purchases, net	1,019,856	—	1,019,856
Effect of foreign currency translation	161,385	44	161,429
Balance at December 31, 2017	3,695,069	369,632	4,064,701
Revenue from receivable portfolios	(1,041,947)	(125,185)	(1,167,132)
Allowance reversals on receivable portfolios, net	(32,429)	(9,044)	(41,473)
Net additions on existing portfolios	144,726	18,114	162,840
Additions for current purchases, net	1,155,451	—	1,155,451
Effect of foreign currency translation	(147,699)	(482)	(148,181)
Balance at December 31, 2018	$3,773,171	$253,035	$4,026,206
During the year ended December 31, 2018, the Company purchased receivable portfolios with a face value of $8.5 billion for $1.1 billion, or a purchase cost of 13.3% of face value. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.3 billion.
During the year ended December 31, 2017, the Company purchased receivable portfolios with a face value of $10.1 billion for $1.1 billion, or a purchase cost of 10.5% of face value. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.2 billion.
After the net book value of a portfolio has been fully recovered, all collections are recorded as ZBA revenue. During the years ended December 31, 2018, 2017, and 2016, ZBA revenue was approximately $125.2 million, $144.1 million, and $138.1 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	1,131,898	—	—	1,131,898
Disposals or transfers to held for sale	(10,852)	(1,604)	—	(12,456)
Gross collections(1)	(1,832,539)	(1,826)	(133,255)	(1,967,620)
Put-backs and Recalls(2)	(14,253)	—	(176)	(14,429)
Foreign currency adjustments	(98,298)	(420)	—	(98,718)
Revenue recognized	1,041,947	—	125,185	1,167,132
Portfolio allowance reversals, net	32,429	—	9,044	41,473
Reclassification from prior period	—	798	(798)	—
Balance, end of period	$3,129,502	$8,391	$—	$3,137,893
Revenue as a percentage of collections(3)	56.9%	—	93.9%	59.3%

	Year Ended December 31, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	1,057,066	1,169	—	1,058,235
Disposals or transfers to held for sale	(12,695)	(493)	—	(13,188)
Gross collections(1)	(1,613,351)	(3,511)	(150,782)	(1,767,644)
Put-backs and Recalls(2)	(2,577)	—	(294)	(2,871)
Foreign currency adjustments	138,828	(165)	—	138,663
Revenue recognized	909,239	—	144,134	1,053,373
Portfolio (allowance) reversals, net	34,294	—	6,942	41,236
Balance, end of period	$2,879,170	$11,443	$—	$2,890,613
Revenue as a percentage of collections(3)	56.4%	—	95.6%	59.6%

	Year Ended December 31, 2016
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,436,054	$4,615	$—	$2,440,669
Purchases of receivable portfolios	906,719	—	—	906,719
Transfer of portfolios	(13,076)	13,076	—	—
Gross collections(1)	(1,538,663)	(2,102)	(144,839)	(1,685,604)
Put-backs and Recalls(2)	(27,561)	(1,019)	(33)	(28,613)
Foreign currency adjustments	(196,842)	(127)	(8)	(196,977)
Revenue recognized	892,732	—	138,060	1,030,792
Portfolio (allowance) reversals, net	(90,997)	—	6,820	(84,177)
Balance, end of period	$2,368,366	$14,443	$—	$2,382,809
Revenue as a percentage of collections(3)	58.0%	—	95.3%	61.2%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2015	$60,588
Provision for portfolio allowances	94,011
Reversal of prior allowances	(9,834)
Effect of foreign currency translation	(7,728)
Balance at December 31, 2016	137,037
Provision for portfolio allowances	12,047
Reversal of prior allowances	(53,283)
Effect of foreign currency translation	6,775
Balance at December 31, 2017	102,576
Provision for portfolio allowances	14,421
Reversal of prior allowances	(55,894)
Effect of foreign currency translation	(472)
Balance at December 31, 2018	$60,631
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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2018	December 31, 2017
Court costs advanced	$828,713	$743,584
Court costs recovered	(336,335)	(299,606)
Court costs reserve	(396,460)	(364,015)
Deferred court costs	$95,918	$79,963
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of period	$(364,015)	$(327,926)	$(318,784)
Provision for court costs	(90,026)	(82,702)	(67,850)
Net down of reserve after deferral period	53,383	50,743	53,527
Effect of foreign currency translation	4,198	(4,130)	5,181
Balance at end of period	$(396,460)	$(364,015)	$(327,926)

Note 7: Property and Equipment, Net
Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2018	December 31, 2017
Computer equipment and software	$172,679	$161,019
Leasehold improvements	34,817	21,479
Furniture, fixtures and equipment	19,226	17,712
Telecommunications equipment and other	3,862	5,642
	230,584	205,852
Less: accumulated depreciation and amortization	(115,066)	(129,576)
	$115,518	$76,276
Depreciation and amortization expense for continuing operations was $29.5 million, $31.1 million, and $27.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 8: Other Assets
Other assets consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Identifiable intangible assets, net	$60,581	$75,736
Other financial receivables	47,363	37,861
Service fee receivables	28,035	25,609
Assets held for sale	26,664	18,741
Prepaid expenses	24,989	27,606
Deferred tax assets	24,910	18,773
Security deposits	2,667	3,451
Derivative instruments	2,023	5,834
Funds held in escrow	—	28,199
Prepaid income taxes	—	27,917
Other	39,770	33,001
Total	$257,002	$302,728

Note 9: Debt
The Company is in compliance with all covenants under its financing arrangements as of December 31, 2018. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	December 31, 2018	December 31, 2017
Encore revolving credit facility	$429,000	$328,961
Encore term loan facility	195,056	181,687
Encore senior secured notes	325,000	326,029
Encore convertible notes and exchangeable notes	656,000	483,500
Less: debt discount	(36,361)	(32,720)
Cabot senior secured notes	1,111,399	1,216,485
Less: debt discount	(1,477)	(1,927)
Cabot senior revolving credit facility	298,005	179,008
Cabot securitisation senior facility	445,837	391,790
Preferred equity certificates	—	253,324
Other credit facilities	43,354	68,001
Other	64,566	92,792
Capital lease obligations	7,563	6,069
	3,537,942	3,492,999
Less: debt issuance costs, net of amortization	(47,309)	(46,123)
Total	$3,490,633	$3,446,876
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility and term loan facility pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). As of December 31, 2018, the Restated Credit Agreement includes a revolving credit facility of $894.4 million (the “Revolving Credit Facility”), a term loan facility of $203.7 million (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).
Provisions of the Restated Credit Agreement as of December 31, 2018 include, but are not limited to:

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

•
A $194.6 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $15.3 million in each of 2019 and 2020 with the remaining principal due in 2021;

•
A $9.1 million term loan maturing in February 2019, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. The remaining principal is due in 2019;

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

•
A requirement that Encore and its restricted subsidiaries, for the four-month period ending February 2019, have sufficient cash or availability under the Revolving Credit Facility (excluding availability under revolving commitments expiring in February 2019) to satisfy any amounts due under the revolving commitments that expire in February 2019 and the sub-tranche of the Term Loan Facility that expires in February 2019; On February 25, 2019, $10.2 million of revolving commitments under the Company’s Revolving Credit facility and $8.1 million of outstanding term loans under the Company’s Term Loan Facility matured. All maturing amounts were paid with cash on hand and available funds under the Revolving Credit Facility. As a result, the requirement to have sufficient cash or availability under the Revolving Credit facility to satisfy such amounts due on February 25, 2019 is no longer applicable;

•	Collateralization by all assets of the Company, other than the assets of certain foreign subsidiaries and all unrestricted subsidiaries as defined in the Restated Credit Agreement.
At December 31, 2018, the outstanding balance under the Revolving Credit Facility was $429.0 million, which bore a weighted average interest rate of 5.01% and 4.03% for the years ended December 31, 2018 and 2017, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $177.5 million as of December 31, 2018. At December 31, 2018, the outstanding balance under the Term Loan Facility was $195.1 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of December 31, 2018, $325.0 million of the Senior Secured Notes remained outstanding.
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
In July 2018, Encore Finance (defined below), a 100% owned finance subsidiary of Encore, issued $172.5 million aggregate principal amount of exchangeable senior notes due 2023 (the “Exchangeable Notes”) which are fully and unconditionally guaranteed by Encore. The Exchangeable Notes mature on September 1, 2023 and bear interest at a rate of 4.500% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019.
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
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of December 31, 2018 are listed below.

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

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes
Debt component	$140,247	$143,645	$137,266	$157,971
Equity component	$32,253	$17,355	$12,734	$14,009
Equity issuance cost	$1,106	$581	$398	$—
Stated interest rate	3.000%	2.875%	3.250%	4.500%
Effective interest rate	6.350%	4.700%	5.200%	6.500%
The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	December 31, 2018	December 31, 2017
Liability component—principal amount	$656,000	$483,500
Unamortized debt discount	(36,361)	(32,720)
Liability component—net carrying amount	$619,639	$450,780
Equity component	$76,351	$62,696
The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Year ended December 31,
	2018	2017
Interest expense—stated coupon rate	$17,518	$15,721
Interest expense—amortization of debt discount	10,888	9,871
Total interest expense—convertible notes	$28,406	$25,592
Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company maintains a hedge program that increases the effective conversion or exchange price for the 2020 Convertible Notes, the 2021 Convertible Notes and the Exchangeable Notes. The Company did not hedge the 2022 Convertible Notes.

The details of the hedge program for each of the Convertible Notes and Exchangeable Notes are listed below (in thousands, except conversion or exchange price):

	2020 Convertible Notes	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$18,113	$19,545	$17,785
Initial conversion or exchange price	$45.72	$59.39	$44.62
Effective conversion or exchange price	$61.55	$83.14	$62.48
Cabot Senior Secured Notes
On August 2, 2013, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Encore, issued £100.0 million (approximately $151.7 million) in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes”). In July 2018, Cabot Financial completed an exchange offer for a portion of these outstanding notes and in November 2018 redeemed the remaining outstanding notes, as further discussed below.
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
On July 18, 2018, Cabot Financial completed an exchange offer whereby certain holders of the Cabot 2020 Notes and holders of the Cabot 2021 Notes exchanged their notes for additional Cabot 2023 Notes (the “Exchange Notes”). Pursuant to the exchange offer, Cabot Financial exchanged £32.2 million (approximately $42.4 million) in aggregate principal amount of the Cabot 2020 Notes and £95.0 million (approximately $125.2 million) in aggregate principal amount of the Cabot 2021 Notes, at a premium, for a total of £128.4 million (approximately $169.2 million) aggregate principal amount of the Exchange Notes. On July 18, 2018, Cabot Financial also issued £34.5 million (approximately $45.5 million) aggregate principal amount of 7.500% additional notes (the “Additional Notes”) at 99.0% plus accrued interest from and including April 1, 2018. Both the Exchange Notes and the Additional Notes were issued as additional notes under the indenture entered into by Cabot Financial, among others, dated October 6, 2016, governing the Cabot 2023 Notes and are part of the same series as the currently outstanding £350.0 million 7.500% Cabot 2023 Notes issued under that indenture. In November 2018, Cabot Financial redeemed the remaining £67.8 million (approximately $86.5 million) of the Cabot 2020 Notes. The third-party fees relating to the exchange offer and fees relating to the redemption were approximately $9.2 million and were recorded as interest expense in the Company’s consolidated statements of operations during the year ended December 31, 2018.
The Cabot 2021 Notes and the Cabot 2023 Notes (together the “Cabot Notes”) are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). Subject to the Intercreditor Agreement described below under “Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Cabot Floating Rate Notes, Marlin Bonds and the Cabot Credit Facility described below.
On November 11, 2015, Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, issued €310.0 million (approximately $332.2 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2021 (the “Cabot Floating Rate Notes”). The Cabot Floating Rate Notes were issued at a 1%, or €3.1 million (approximately $3.4 million), original issue discount, which is being amortized over the life of the notes and included as interest expense in the Company’s consolidated statements of operations. The Cabot Floating Rate Notes bear interest at a rate equal to three-month EURIBOR plus 5.875% per annum, reset quarterly. Interest on the Cabot Floating Rate Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The Cabot Floating Rate Notes will mature on November 15, 2021.
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
Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Year ended December 31,
	2018	2017
Interest expense—stated coupon rate	$84,772	$93,691
Interest income—accretion of debt premium	—	(2,865)
Interest expense—amortization of debt discount	343	467
Total interest expense—Cabot senior secured notes	$85,115	$91,293
At December 31, 2018, the outstanding balance of the Cabot senior secured notes was $1.1 billion.
Cabot Senior Revolving Credit Facility
On December 12, 2017, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an amended and restated senior secured revolving credit facility agreement (as amended and restated, the “Cabot Credit Facility”). As of December 31, 2018, the Cabot Credit Facility provides for a total committed facility of £385.0 million of which £375.0 million expires in September 2022 and £10.0 million that expires in September 2021, and included the following key provisions:

•	Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.00% per annum, which may decrease to 2.75% upon certain specified conditions;

•	A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;

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
The Cabot Credit Facility is unconditionally guaranteed by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited. The Cabot Credit Facility is secured by first ranking security interests in all the outstanding shares of Cabot Financial UK and the guarantors (other than CCM) and substantially all the assets of Cabot Financial UK and the guarantors (other than CCM). Pursuant to the terms of intercreditor agreements entered into with respect to the relative positions of the Cabot Notes, the Cabot Floating Rate Notes, and the Cabot Credit Facility, any liabilities in respect of obligations under the Cabot Credit Facility that are secured by assets that also secure the Cabot Notes, the Cabot Floating Rate Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
At December 31, 2018, the outstanding borrowings under the Cabot Credit Facility were approximately $298.0 million. The weighted average interest rate was 3.73% and 3.60% for the years ended December 31, 2018 and 2017, respectively. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £151.1 million (approximately $192.4 million) as of December 31, 2018.
Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £300.0 million was drawn as of December 31, 2018. The Senior Facility Agreement had an initial availability period ending in September 2020 and an initial repayment date in September 2022. On October 4, 2018, the Senior Facility Agreement was amended to mature in September 2023. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £381.7 million (approximately $486.2 million) as of December 31,

2018. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
At December 31, 2018, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $445.8 million. The weighted average interest rate was 3.46% and 3.10% for the year ended December 31, 2018 and 2017.
On November 1, 2018, Cabot Securitisation UK II Ltd (“Cabot Securitisation II”), an indirect subsidiary of Encore, entered into a new non-recourse asset backed senior facility of £50.0 million, with a maturity date in September 2023. The facility is secured by first ranking security interests over all of Cabot Securitisation II’s property, assets and rights. Funds drawn under this facility will bear interest at a rate per annum equal to LIBOR plus a margin of 4.075%.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to Note 10, “Variable Interest Entities,” for further details.
Preferred Equity Certificates
The Company previously held PECs as a result of its initial acquisition of CCM in July 2013. The PECs were legal debt obligations to the noncontrolling shareholders of CCM and they were carried at face amount, plus any accrued interest. The PECs accrued interest at 12% per annum. On July 24, 2018, in connection with the Cabot Transaction, the Company acquired all outstanding PECs including accrued interest not owned by the Company of approximately $262.5 million. Subsequent to the Cabot Transaction, the Company no longer carried any PECs. The accrued interest expense on the PECs was approximately $17.3 million, $25.9 million, and $24.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of December 31, 2018, the Company’s capital lease obligations were approximately $7.6 million. These capital lease obligations require monthly, quarterly or annual payments through 2023 and have implicit interest rates that range from zero to approximately 5.7%.
Maturity Schedule
The aggregate amounts of the Company’s debt and capital lease obligations, maturing in each of the next five years and thereafter are as follows (in thousands):

2019	$115,377
2020	285,758
2021	1,271,922
2022	231,558
2023	1,622,415
Thereafter	48,750
Total	$3,575,780
Note 10: Variable Interest Entities
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb expected losses, or the right to receive expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary.
The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. A reconsideration event is significant if it changes the design of the entity or the entity’s equity investment at risk. Prior to the Cabot Transaction, CCM’s indirect holding Company Janus Holdings S.a r.l. (“Janus Holdings”) was a VIE. Upon completion of the Cabot Transaction on July 24, 2018 and the subsequent change in organizational structure, Janus Holdings no longer qualified as a VIE and Cabot is consolidated via the voting interest model.
As of December 31, 2018, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs.

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
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures. Total stock-based compensation expense during the years ended December 31, 2018, 2017, and 2016 was $13.0 million, $10.4 million, and $12.6 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $1.3 million, $3.6 million, and $4.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2018, 2017 and 2016, was $0.7 million, $0.5 million and $0.4 million, respectively.
The Company’s stock-based compensation arrangements are described below:
Stock Options
Under the 2005 Plan, option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest over three to five years of continuous service, and have ten-year contractual terms. Other than the Performance Options discussed below, no options have been awarded under the 2013 Plan or 2017 Plan.
The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods. There were no options granted during the years ended December 31, 2018, 2017, or 2016. As of December 31, 2018, all outstanding stock options have been fully vested and all related compensation expenses have been fully recognized.

A summary of the Company’s stock option activity as of December 31, 2018, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	65,766	$16.27
Exercised	(10,000)	22.17
Outstanding at December 31, 2018	55,766	$15.21	1.13	$462
Exercisable as of December 31, 2018	55,766	$15.21	1.13	$462
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.8 million and $0.1 million, respectively.
Performance Stock Options
Under the 2017 Plan and the 2013 Plan, the Company granted performance stock options, with an exercise price equal to the closing price of the Company’s stock at the date of issuance, that vest in equal annual installments over a three year service period but only if, within four years from the date of grant, the 20 trading day average of the closing price of the Company’s stock (subject to dividend-related adjustments) exceeds a target equal to a 25% increase from the closing price on the date of grant. These performance options have a seven-year contractual life.
A summary of the Company’s performance stock option activity as of December 31, 2018, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	266,522	$31.43
Exercised	(16,648)	30.95
Cancelled/forfeited	(33,292)	30.95
Outstanding at December 31, 2018	216,582	$31.54	4.26	$—
Vested and expected to vest as of December 31, 2018	211,807	$31.55	4.24	$—
Exercisable as of December 31, 2018	72,198	$31.54	4.26	$—
As of December 31, 2018, there was $0.4 million of total unrecognized compensation cost related to non-vested performance stock options which is expected to be recognized over a period of approximately 1.0 year.
Non-Vested Shares
The Company’s 2017 Plan (and previously, the 2013 Plan and 2005 Plan), permits restricted stock units, restricted stock awards, performance stock units, and performance stock awards (collectively “stock awards”). The fair value of non-vested shares with a service condition and/or a performance condition that affect vesting is equal to the closing sale price of the Company’s common stock on the date of issuance. Compensation cost is recognized only for the awards that ultimately vest. The Company has certain share awards that include market conditions that affect vesting. The fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For the majority of non-vested shares, shares are issued on the vesting dates net of the number of shares needed to satisfy minimal statutory tax withholding requirements. The tax obligations are then paid by the Company on behalf of the employees.

A summary of the status of the Company’s stock awards as of December 31, 2018, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	805,757	$30.98
Awarded	519,724	$38.52
Vested	(219,443)	$32.97
Cancelled	(246,106)	$33.09
Non-vested at December 31, 2018	859,932	$34.43
________________________

(1)
Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2018 and 2017, the maximum number of non-vested performance shares that could vest under the provisions of the agreements was 1,218,359 and 1,038,272, respectively.

Unrecognized compensation expense related to non-vested shares as of December 31, 2018, was $15.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.5 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2018, 2017, and 2016 was $8.8 million, $7.8 million, and $12.5 million, respectively.
Note 12: Income Taxes
Income before provision for income taxes for the years ended December 31, 2018, 2017, and 2016 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
US	$61,972	$71,794	$112,483
Foreign	94,516	59,432	(55,108)
Total income before provision for income taxes	$156,488	$131,226	$57,375
The provision for income taxes was $46.8 million, $52.0 million, and $38.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
The income tax provision for continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal	$23,254	$9,969	$58,816
State	2,983	(794)	1,173
Foreign	29,532	15,690	10,364
	55,769	24,865	70,353
Deferred expense (benefit):
Federal	(10,447)	16,563	(22,951)
State	(2,169)	784	25
Foreign	3,599	9,837	(9,222)
	(9,017)	27,184	(32,148)
Provision for income taxes	$46,752	$52,049	$38,205
Enacted on December 22, 2017, the Tax Reform Act introduced significant changes to U.S. income tax law. Effective 2018, the Tax Reform Act reduced the U.S. statutory tax rate from 35% to 21% and, among other changes, created new taxes on certain foreign-sourced earnings. Due to the timing of the enactment and complexity involved in applying the provision of the Tax Reform Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its consolidated financial statements as of December 31, 2017. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, adjustments to the provisional amounts have been made during the year ended December 31, 2018. The Tax Reform Act subjects U.S. shareholders to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to treat taxes due on future U.S. inclusions in taxable income as a current period expense. The accounting for the tax effects of the Tax Reform Act has been completed and the Company recorded immaterial adjustments as of December 22, 2018.
The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal provision	21.0%	35.0%	35.0%
State provision	0.1%	0.5%	2.3%
Foreign rate differential(1)	(11.7)%	(20.0)%	(3.6)%
Transaction costs(2)	1.0%	5.0%	0.0%
Permanent items(3)	1.1%	10.2%	14.7%
Change in valuation allowance(4)	17.7%	8.2%	20.7%
Other	0.7%	0.8%	(2.5)%
Effective rate	29.9%	39.7%	66.6%
________________________

(1)	Relates primarily to the lower tax rates on the income or loss attributable to international operations.

(2)
In 2018, relates primarily to transaction costs incurred in connection with the Cabot Transaction. In 2017, relates primarily to certain costs related to the withdrawn IPO costs that are disallowed for U.K. tax purposes.

(3)
Represents a provision for nondeductible items, including nondeductible interest in a foreign subsidiary and certain foreign income taxable in the U.S. under Internal Revenue Code Section 951 (Subpart F) in 2017, and an overall foreign loss in 2016.

(4)	Valuation allowance recorded as a result of certain foreign subsidiaries’ cumulative operating losses for tax purposes.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the year ended December 31, 2018 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2018, was approximately $154.0 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exception. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due to the complexities of a hypothetical calculation.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	$42,013	$46,615
Accrued expenses	17,715	14,708
Differences in income recognition related to receivable portfolios	13,857	20,612
Other	4,825	522
Difference in basis of bond and loan costs	3,728	7,878
Prepaid expenses	2,949	—
Stock-based compensation expense	2,796	4,777
State taxes	174	—
Total deferred tax assets	88,057	95,112
Valuation allowance	(46,516)	(34,642)
Total deferred tax assets net of valuation allowance	41,541	60,470
Deferred tax liabilities:
Deferred court costs	(23,484)	(20,207)
Other	(3,403)	(9,144)
Difference in basis of depreciable and amortizable assets	(1,937)	(20,632)
State taxes	—	(1,237)
Total deferred tax liabilities	(28,824)	(51,220)
Net deferred tax asset(1)	$12,717	$9,250
________________________

(1)
The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred tax assets and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction and presented as a single amount in the statement of financial condition.

As of December 31, 2018, certain of the Company's foreign subsidiaries have net operating loss carry forwards of approximately $214.9 million, which will begin to expire in 2025. Certain of the Company's domestic subsidiaries have state net operating losses of approximately $9.6 million, which will generally begin to expire in 2020.
Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, valuation allowances increased to $46.5 million, as compared to $34.6 million as of December 31, 2017. The increase was primarily related to the recording of valuation allowance at certain of the Company’s foreign subsidiaries that have cumulative operating losses. At this time, the Company does not have enough positive evidence to support the fact that the net operating loss carryforwards at these jurisdictions can be realized, therefore, the Company has recorded valuation allowances against the current and previously established deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2015	$47,949
Decreases related to prior year tax positions	(1,657)
Increases related to prior year tax positions	2,505
Increases related to current year tax positions	1,259
Decreases related to settlements with taxing authorities	(31,111)
Balance at December 31, 2016	18,945
Increases related to current year tax positions	5,902
Decreases related to settlements with taxing authorities	(228)
Decreases related to current year tax positions	(4,599)
Balance at December 31, 2017	20,020
Increases related to prior year tax positions	256
Increases related to current year tax positions	1,958
Decrease related to expiration of statute of limitations	(3,221)
Decreases related to settlements with taxing authorities	(461)
Balance at December 31, 2018	$18,552
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $19.9 million, $22.2 million and $21.2 million at December 31, 2018, 2017, and 2016 respectively. At December 31, 2018, 2017 and 2016, there was $13.0 million, $9.9 million and $7.1 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2018, the decrease in the Company's gross unrecognized tax benefit was primarily related to expiration of state statute of limitations. During the year ended December 31, 2017, the increase in the Company's gross unrecognized tax benefit was primarily related to prepaid services to be performed within three and a half months of December 31, 2017. During the year ended December 31, 2016, the decrease in the Company's gross unrecognized tax benefit was primarily related to a settlement with tax authorities for unrecognized tax benefits associated with amortization of receivable portfolios. The uncertain tax benefit is recorded as “Other liabilities” in the Company's consolidated statements of financial condition.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax benefits in its tax expense. The Company recognized expense of approximately $0.6 million, $0.8 million and $0.5 million in interest and penalties during the years ended December 31, 2018, 2017 and 2016, respectively. Interest and penalties accrued as of December 31, 2018 and 2017 were $1.4 million and $2.2 million, respectively.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. For U.S. federal and state tax returns, the Company is no longer subject to tax examinations for years prior to 2014. For non-U.S. tax returns, the Company is generally not subject to tax examinations for years prior to 2012. The Company is subject to the examination of its income tax returns by the IRS and other tax authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. The Company's management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
During the first quarter of 2019, the Company received approval from the IRS for a tax accounting method change related to revenue reporting. The revised tax accounting method will more closely align with the current book accounting method for revenue reporting. Upon completion of standard IRS audit procedures, the Company estimates the impact of the revised tax method may be material and expects to record a one-time tax provision benefit during 2019.

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
As of December 31, 2018, the Company has no material reserves for legal matters.
Leases
The Company leases office facilities in the United States, Europe, and other geographies. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $25.2 million, $21.3 million, and $20.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.
The Company has capital lease obligations primarily for certain computer equipment. Refer to Note 9, “Debt—Capital Lease Obligations” for additional information on the Company’s capital leases. Amortization of assets under capital leases is included in depreciation and amortization expense.
Future minimum lease payments under lease obligations consist of the following for the years ending December 31, (in thousands):

	Capital Leases	Operating Leases	Total
2019	$2,507	$16,538	$19,045
2020	1,983	13,850	15,833
2021	1,844	13,044	14,888
2022	1,630	11,737	13,367
2023	204	9,741	9,945
Thereafter	—	37,997	37,997
Total minimal leases payments	8,168	$102,907	$111,075
Less: Interest	(605)
Present value of minimal lease payments	$7,563
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2018, the Company had entered into agreements to purchase receivable portfolios with a face value of approximately $2,894.9 million for a purchase price of approximately $400.8 million. Most purchase commitments do not extend past one year.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2018, has no liabilities recorded for these agreements.
Note 14: Segment Information
The Company conducts business through several operating segments that meet the aggregation criteria under authoritative guidance related to segment reporting. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. Prior to the first quarter 2016 the Company had determined that it had two reportable segments: portfolio purchasing and recovery and tax lien business. On March 31, 2016, the Company completed the divestiture of its membership interests in Propel, which comprised the entire tax lien business segment. Propel’s operations are presented as discontinued operations in the Company’s consolidated statements of operations. Beginning in the first quarter 2016, the Company determined it has several operating segments that meet the aggregation criteria, and therefore, it has one reportable segment, portfolio purchasing and recovery, based on similarities among the operating units including economic characteristics, the nature of the services, the nature of the production process, customer types for their services, the methods used to provide their services and the nature of the regulatory environment.
The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues(1):
United States	$709,493	$665,564	$669,636
International
Europe(2)	556,265	427,655	270,411
Other geographies	96,272	93,819	89,211
Total	$1,362,030	$1,187,038	$1,029,258
________________________

(1)	Revenues are attributed to countries based on location of customer.

(2)	Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

	December 31, 2018	December 31, 2017
Long-lived assets(1):
United States	$76,791	$40,550
International
United Kingdom	27,454	25,287
Other foreign countries	11,273	10,439
	38,727	35,726
Total	$115,518	$76,276
________________________

(1)	Long-lived assets consist of property and equipment, net.
Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company performs its annual goodwill impairment assessment as of October 1. As of October 1, 2018, the Company had four reporting units that carried goodwill.

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
The first step involves measuring the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value. The Company applies various valuation techniques to measure the fair value of each reporting unit, including the income approach and the market approach. For goodwill impairment analyses conducted at most of the reporting units, the Company uses the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments, therefore, for most of the Company’s reporting units where the Company has access to reliable market participant data, the market approach is conducted in addition to the income approach in determining the fair value. The Company uses a guideline company method under the market approach to estimate the fair value of equity and the market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data or the earnings before interest, tax, depreciation and amortization (“EBITDA”) for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. The Company leveraged the most recent transaction data combined with qualitative and quantitative assessments for the goodwill impairment testing at its Cabot reporting unit. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
According to authoritative guidance, if the carrying amount of a reporting unit is zero or negative, the traditional step two of the impairment test should be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity can perform a step zero qualitative analysis. The Company conducted a qualitative analysis for its reporting unit with negative carrying value and concluded that there was no indication that goodwill impairment existed.
Based on the annual goodwill impairment tests performed at October 1, 2018, no impairment existed at any of the Company’s reporting units. In December 2018, the Company completed the sale of all our interests in Refinancia S.A. and its subsidiaries (collectively, “Refinancia”) to the existing minority shareholders of Refinancia. As a result, the Company no longer consolidates Refinancia and the goodwill carried at Refinancia was eliminated from the Company’s consolidated statements of financial position.
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
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance, as follows (in thousands):

	2018	2017
Balance, Balance at beginning of period:	$928,993	$785,032
Goodwill acquired	—	79,372
Goodwill adjustment	(2,213)	—
Goodwill eliminated in connection with divestiture	(13,347)	—
Effect of foreign currency translation	(45,307)	64,589
Balance at end of period:	$868,126	$928,993

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$73,458	$(17,025)	$56,433	$73,875	$(6,800)	$67,075
Developed technologies	7,461	(6,446)	1,015	6,683	(5,411)	1,272
Trade name and other	8,346	(5,213)	3,133	14,413	(7,024)	7,389
Total intangible assets	$89,265	$(28,684)	$60,581	$94,971	$(19,235)	$75,736
The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	6
Trade name and other	8
The amortization expense for intangible assets subject to amortization was $11.7 million, $8.9 million, and $7.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Estimated future amortization expense related to finite-lived intangible assets at December 31, 2018 is as follows (in thousands):

2019	$8,501
2020	8,434
2021	8,110
2022	7,554
2023	7,293
Thereafter	20,689
Total	$60,581

Note 16: Quarterly Information (Unaudited)
The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2018
Gross collections	$489,102	$496,093	$498,843	$483,582
Total revenues, adjusted by net allowance reversals (allowances)	326,788	349,747	336,774	348,721
Total operating expenses	238,336	246,314	239,246	232,834
Income from continuing operations	23,713	26,974	13,016	46,033
Net income	23,713	26,974	13,016	46,033
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	21,827	26,298	20,725	47,036
Net income attributable to Encore Capital Group, Inc. stockholders	21,827	26,298	20,725	47,036
Earnings per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$0.84	$1.01	$0.69	$1.51
Diluted	0.83	1.00	0.69	1.50
From net income:
Basic	$0.84	$1.01	$0.69	$1.51
Diluted	0.83	1.00	0.69	1.50
2017
Gross collections	$440,863	$446,182	$442,996	$437,603
Total revenues, adjusted by net allowance reversals (allowances)	271,941	290,917	306,699	317,481
Total operating expenses	196,100	210,323	202,829	253,246
Income (loss) from continuing operations	15,178	19,076	42,144	2,779
Net income (loss)	14,979	19,076	42,144	2,779
Amounts attributable to Encore Capital Group, Inc.:
Income (loss) from continuing operations	22,297	20,255	28,194	12,681
Net income (loss)	22,098	20,255	28,194	12,681
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$0.86	$0.78	$1.08	$0.49
Diluted	0.85	0.77	1.05	0.48
From net income:
Basic	$0.85	$0.78	$1.08	$0.49
Diluted	0.85	0.77	1.05	0.48