Form 10-Q
period 2019-03-31
ENCORE CAPITAL GROUP INC
filed 2019-05-08
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________.
COMMISSION FILE NUMBER: 000-26489
ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
350 Camino De La Reina, Suite 100 San Diego, California	92108
(Address of principal executive offices)	(Zip code)
(877) 445 - 4581
(Registrant’s telephone number, including area code)
3111 Camino Del Rio North, Suite 103, San Diego, California
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒ Accelerated filer   ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	ECPG	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Stock, $0.01 par value	30,966,649 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$167,096	$157,418
Investment in receivable portfolios, net	3,211,587	3,137,893
Deferred court costs, net	96,207	95,918
Property and equipment, net	117,371	115,518
Other assets	338,462	257,002
Goodwill	882,884	868,126
Total assets	$4,813,607	$4,631,875
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$195,686	$287,945
Debt, net	3,592,906	3,490,633
Other liabilities	150,458	33,609
Total liabilities	3,939,050	3,812,187
Commitments and contingencies
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 30,967 shares and 30,884 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	310	309
Additional paid-in capital	208,374	208,498
Accumulated earnings	769,443	720,189
Accumulated other comprehensive loss	(105,864)	(110,987)
Total Encore Capital Group, Inc. stockholders’ equity	872,263	818,009
Noncontrolling interest	2,294	1,679
Total equity	874,557	819,688
Total liabilities and equity	$4,813,607	$4,631,875
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

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$53	$448
Investment in receivable portfolios, net	521,971	501,489
Other assets	10,367	9,563
Liabilities
Accounts payable and accrued liabilities	$4,661	$4,556
Debt, net	456,204	445,837
Other liabilities	46	46
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Revenue from receivable portfolios	$311,158	$281,009
Other revenues	34,552	35,968
Total revenues	345,710	316,977
Allowance reversals on receivable portfolios, net	1,367	9,811
Total revenues, adjusted by net allowances	347,077	326,788
Operating expenses
Salaries and employee benefits	91,834	89,259
Cost of legal collections	49,027	53,855
Other operating expenses	29,614	33,748
Collection agency commissions	16,002	11,754
General and administrative expenses	39,547	39,284
Depreciation and amortization	9,995	10,436
Total operating expenses	236,019	238,336
Income from operations	111,058	88,452
Other (expense) income
Interest expense	(54,967)	(57,462)
Other (expense) income	(2,976)	2,193
Total other expense	(57,943)	(55,269)
Income from operations before income taxes	53,115	33,183
Provision for income taxes	(3,673)	(9,470)
Net income	49,442	23,713
Net income attributable to noncontrolling interest	(188)	(1,886)
Net income attributable to Encore Capital Group, Inc. stockholders	$49,254	$21,827

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$1.58	$0.84
Diluted	$1.57	$0.83

Weighted average shares outstanding:
Basic	31,201	26,056
Diluted	31,359	26,416
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$49,442	$23,713
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized loss on derivative instruments	(2,202)	(669)
Income tax effect	172	(160)
Unrealized loss on derivative instruments, net of tax	(2,030)	(829)
Change in foreign currency translation:
Unrealized gain on foreign currency translation	7,580	18,505
Other comprehensive income, net of tax	5,550	17,676
Comprehensive income	54,992	41,389
Comprehensive income attributable to noncontrolling interest:
Net income	(188)	(1,886)
Unrealized gain on foreign currency translation	(427)	(1,783)
Comprehensive income attributable to noncontrolling interest	(615)	(3,669)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$54,377	$37,720
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
Net income	—	—	—	49,254	—	188	49,442
Other comprehensive income, net of tax	—	—	—	—	5,123	427	5,550
Issuance of share-based awards, net of shares withheld for employee taxes	83	1	(1,950)	—	—	—	(1,949)
Stock-based compensation	—	—	1,826	—	—	—	1,826
Balance at March 31, 2019	30,967	$310	$208,374	$769,443	$(105,864)	$2,294	$874,557

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2017	25,801	$258	$42,646	$616,314	$(77,356)	$(9,929)	$571,933
Net income	—	—	—	21,827	—	702	22,529
Other comprehensive income, net of tax	—	—	—	—	15,893	170	16,063
Change in fair value of redeemable noncontrolling interest	—	—	—	(12,011)	—	—	(12,011)
Purchase of redeemable noncontrolling interest	—	—	3,424	—	—	—	3,424
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	111	1	(2,351)	—	—	—	(2,350)
Stock-based compensation	—	—	2,276	—	—	—	2,276
Other	—	—	(89)	—	—	—	(89)
Balance at March 31, 2018	25,912	$259	$45,906	$626,130	$(61,463)	$(9,057)	$601,775
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$49,442	$23,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,995	10,436
Other non-cash interest expense, net	6,629	11,597
Stock-based compensation expense	1,826	2,276
Deferred income taxes	19,682	5,071
Allowance reversals on receivable portfolios, net	(1,367)	(9,811)
Other, net	4,081	1,342
Changes in operating assets and liabilities
Deferred court costs and other assets	18,725	(5,811)
Prepaid income tax and income taxes payable	(30,247)	(2,245)
Accounts payable, accrued liabilities and other liabilities	(67,775)	(35,539)
Net cash provided by operating activities	10,991	1,029
Investing activities:
Purchases of receivable portfolios, net of put-backs	(258,635)	(280,909)
Collections applied to investment in receivable portfolios, net	201,328	206,402
Purchases of property and equipment	(10,227)	(11,220)
Other, net	(1,980)	1,239
Net cash used in investing activities	(69,514)	(84,488)
Financing activities:
Proceeds from credit facilities	196,263	177,449
Repayment of credit facilities	(119,854)	(87,356)
Taxes paid related to net share settlement of equity awards	(1,950)	(2,571)
Other, net	(2,912)	(2,884)
Net cash provided by financing activities	71,547	84,638
Net increase in cash and cash equivalents	13,024	1,179
Effect of exchange rate changes on cash and cash equivalents	(3,346)	3,820
Cash and cash equivalents, beginning of period	157,418	212,139
Cash and cash equivalents, end of period	$167,096	$217,138

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”), the Company is a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates (collectively, “Cabot”) the Company is one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. These are the Company’s primary operations.
Financial Statement Preparation and Presentation
The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with GAAP and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates variable interest entities for which it is the primary beneficiary. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (2) either the obligation to absorb losses or the right to receive benefits. Refer to Note 9, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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

Change in Accounting Principle
The Company adopted Accounting Standard Codification 842 - Leases (“Topic 842”) as of January 1, 2019, using the transition method in accordance with ASU 2018-11, Leases: Targeted Improvements issued in July 2018. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating leases.
The adoption of this new standard resulted in the recording of lease assets and lease liabilities for the Company’s operating leases of approximately $89.1 million and $102.7 million, respectively, as of January 1, 2019. The difference between the leased assets and lease liabilities primarily represents lease incentives. All periods prior to January 1, 2019 were presented in accordance with the previous lease accounting standard, and no retrospective adjustments were made to the comparative periods presented. The accounting for finance leases remains substantially unchanged. The adoption of this new standard did not materially impact the Company’s consolidated statements of operations or cash flows, or the Company’s compliance with debt covenants. Refer to Note 11 “Leases” for detailed information on the Company’s leases.
Recent Accounting Pronouncements
Other than the adoption of the standard discussed above, there have been no new accounting pronouncements made effective during the three months ended March 31, 2019 that have significance, or potential significance, to the Company’s consolidated financial statements.
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
On April 25, 2019, the FASB issued ASU 2019-04 which amended and clarified application of the new standard. The Company is in the process of determining the effects the adoption of ASU 2016-13, as amended by ASU 2019-04, will have on its consolidated financial statements. The Company expects that the new standard could have a significant impact on how it measures and records income recognized on its receivable portfolios. The Company is evaluating the impact of this pronouncement and is in the process of developing its accounting policy. Additionally, the Company has established a project management team and is researching software resources that can assist with the implementation.
With the exception of the standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2: Earnings Per Share
Basic earnings per share are calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible and exchangeable senior notes, if applicable.

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Encore Capital Group, Inc. stockholders	$49,254	$21,827

Total weighted-average basic shares outstanding	31,201	26,056
Dilutive effect of stock-based awards	158	360
Total effect of dilutive securities	31,359	26,416

Basic earnings per share	$1.58	$0.84
Diluted earnings per share	$1.57	$0.83
Anti-dilutive employee stock options outstanding were approximately 217,000 and 13,000 during the three months ended March 31, 2019 and 2018, respectively.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$837	$—	$837
Interest rate cap contracts	—	451	—	451
Liabilities
Foreign currency exchange contracts	—	(38)	—	(38)
Interest rate swap agreements	—	(6,967)	—	(6,967)
Contingent consideration	—	—	(6,257)	(6,257)

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$2,023	$—	$2,023
Liabilities
Foreign currency exchange contracts	—	(237)	—	(237)
Interest rate swap agreements	—	(4,881)	—	(4,881)
Contingent consideration	—	—	(6,198)	(6,198)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date based on actual and forecasted operating performance.
The following table provides a roll forward of the fair value of contingent consideration for the three months ended March 31, 2019 and year ended December 31, 2018 (in thousands):

Amount
Balance at December 31, 2017	$10,612
Issuance of contingent consideration in connection with acquisition	1,728
Change in fair value of contingent consideration	(5,664)
Payment of contingent consideration	(271)
Effect of foreign currency translation	(207)
Balance at December 31, 2018	6,198
Payment of contingent consideration	(85)
Effect of foreign currency translation	144
Balance at March 31, 2019	$6,257
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 2 measurements. The fair value estimate of the assets held for sale was approximately $31.1 million and $26.7 million as of March 31, 2019 and December 31, 2018, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
In accordance with the disclosure requirements of ASC Topic 825, Financial Instruments, the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the following table are recorded in the consolidated statements of financial condition at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios	$3,211,587	$3,413,480	$3,137,893	$3,525,861
Deferred court costs	96,207	96,207	95,918	95,918
Financial Liabilities
Encore convertible notes and exchangeable notes(1)	622,761	600,558	619,639	553,744
Cabot senior secured notes	1,119,265	1,103,966	1,109,922	1,036,905
________________________

(1)	Carrying amount represents the portion of the convertible and exchangeable notes classified as debt, while estimated fair value pertains to the face amount of the notes.
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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,413.5 million and $3,525.9 million as of March 31, 2019 and December 31, 2018, respectively, as compared to the carrying value of $3,211.6 million and $3,137.9 million as of March 31, 2019 and December 31, 2018, respectively. A 100 basis point increase in the cost to collect and discount rate used would result in a decrease in the fair value of U.S. and European portfolios by approximately $49.9 million and $71.5 million, respectively, as of March 31, 2019. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs was $96.2 million and $95.9 million as of March 31, 2019 and December 31, 2018, respectively, and approximated fair value.
Debt:
The majority of the Company’s borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities and Cabot’s borrowings under its revolving credit facility. The carrying value of the Company’s revolving credit and term loan facilities approximates fair value due to the short-term nature of the interest rate periods. The fair value of the Company’s senior secured notes was estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates.
Encore’s convertible notes and exchangeable notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible notes and exchangeable notes was $622.8 million and $619.6 million, net of the debt discount of $33.2 million and $36.4 million as of March 31, 2019 and December 31, 2018, respectively. The fair value estimate for these convertible notes and exchangeable notes, which incorporates quoted market prices using Level 2 inputs, was approximately $600.6 million and $553.7 million as of March 31, 2019 and December 31, 2018, respectively.
Cabot’s senior secured notes are carried at historical cost, adjusted for the debt discount. The carrying value of Cabot’s senior secured notes was $1,119.3 million and $1,109.9 million, net of the debt discount of $1.4 million and $1.5 million as of

March 31, 2019 and December 31, 2018, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,104.0 million and $1,036.9 million as of March 31, 2019 and December 31, 2018, respectively.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other assets	$837	Other assets	$—
Interest rate cap contracts	Other assets	451	Other assets	2,023
Foreign currency exchange contracts	Other liabilities	(38)	Other liabilities	(237)
Interest rate swap agreements	Other liabilities	(6,967)	Other liabilities	(4,881)
Derivatives Designated as Hedging Instruments
The Company has operations in foreign countries which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. To mitigate a portion of this risk, the Company enters into derivative financial instruments, principally foreign currency forward contracts with financial counterparties. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.
The Company’s foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect the Company’s earnings. If all or a portion of the forecasted transaction is cancelled, the accumulated gains or losses in OCI would be reclassified into earnings.
As of March 31, 2019, the total notional amount of the forward contracts that were designated as cash flow hedging instruments was $37.4 million. The Company estimates that approximately $0.5 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2019 and 2018.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. In accordance with authoritative guidance relating to derivatives and hedging transactions, the Company designates its interest rate swap instruments as cash flow hedges. As of March 31, 2019, there were six interest rate swap agreements outstanding with a total notional amount of $368.3 million.
As of March 31, 2019, the Company also held two interest rate cap contracts (the “2018 Caps”) with a notional amount of £350.0 million (approximately $456.2 million) that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate debt. The 2018 Caps mature in 2021 and are structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months GBP-LIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent GBP-LIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationship to be highly effective and designates the 2018 Caps as cash flow hedge instruments.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
Foreign currency exchange contracts	$935	$(107)	Salaries and employee benefits	$(95)	$549
Foreign currency exchange contracts	(78)	—	General and administrative expenses	(84)	—
Interest rate swap agreements	(2,086)	9	Interest expense	(420)	—
Interest rate cap contracts	(1,572)	—	Interest expense	—	—
Derivatives Not Designated as Hedging Instruments
Beginning in 2016 and through the first quarter of 2018, the Company held currency exchange forward contracts to reduce the effect of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts matured within one to three months and were not designated as hedge instruments for accounting purposes. The gains or losses on these derivative contracts were recognized in other income or expense based on fair value changes. The Company recognized a loss of $0.8 million on these derivative contracts during the three months ended March 31, 2018.
As of March 31, 2019, the Company does not have any derivative contracts that are not designated as hedging instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis.
Note 5: Investment in Receivable Portfolios, Net
In accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, discrete receivable portfolio purchases during the same fiscal quarter are aggregated into pools based on common risk characteristics. Common risk characteristics include risk ratings (e.g. FICO or similar scores), financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic region or location. Portfolios acquired in business combinations are also grouped into these pools. During any fiscal quarter in which the Company has an acquisition of an entity that has portfolio, the entire historical portfolio of the acquired company is aggregated into the pool groups for that quarter, based on common characteristics, resulting in pools for that quarter that may consist of several different vintages of portfolio. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e. the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.
In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is a significant increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. Due to the discounting of future cashflows using monthly IRRs, an allowance charge could still result even if substantially higher collections occurring later in the collection curve offset lower collections in the near term.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2018	$3,773,171	$253,035	$4,026,206
Revenue from receivable portfolios	(285,255)	(25,903)	(311,158)
Allowance (reversals) on receivable portfolios, net	900	(2,267)	(1,367)
Additions (reductions) on existing portfolios, net	38,512	(199)	38,313
Additions for current purchases	285,637	—	285,637
Effect of foreign currency translation	26,244	217	26,461
Balance at March 31, 2019	$3,839,209	$224,883	$4,064,092

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701
Revenue from receivable portfolios	(249,821)	(31,188)	(281,009)
Allowance reversals on receivable portfolios, net	(8,082)	(1,729)	(9,811)
Reductions on existing portfolios, net	(24,945)	(39,529)	(64,474)
Additions for current purchases	285,172	—	285,172
Effect of foreign currency translation	57,577	643	58,220
Balance at March 31, 2018	$3,754,970	$297,829	$4,052,799
During the three months ended March 31, 2019, the Company purchased receivable portfolios with a face value of $1.7 billion for $262.3 million, or a purchase price of 15.1% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended March 31, 2019 amounted to $548.0 million. During the three months ended March 31, 2018, the Company purchased receivable portfolios with a face value of $1.8 billion for $276.8 million, or a purchase price of 15.4% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended March 31, 2018 amounted to $556.2 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2019 and 2018, Zero Basis Revenue was approximately $25.9 million and $31.2 million, respectively. During the three months ended March 31, 2019 and 2018, allowance reversals on Zero Basis Portfolios were $2.3 million and $1.7 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2019
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,129,502	$8,391	$—	$3,137,893
Purchases of receivable portfolios	262,335	—	—	262,335
Disposals or transfers to assets held for sale	(3,145)	(444)	—	(3,589)
Gross collections(1)	(485,598)	(91)	(28,164)	(513,853)
Put-Backs and Recalls(2)	(3,694)	—	(6)	(3,700)
Foreign currency adjustments	20,137	(161)	—	19,976
Revenue recognized	285,255	—	25,903	311,158
Portfolio (allowance) reversals, net	(900)	—	2,267	1,367
Balance, end of period	$3,203,892	$7,695	$—	$3,211,587
Revenue as a percentage of collections(3)	58.7%	—%	92.0%	60.6%

	Three Months Ended March 31, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	276,762	—	—	276,762
Disposals or transfers to assets held for sale	(3,072)	—	—	(3,072)
Gross collections(1)	(455,143)	(1,171)	(32,788)	(489,102)
Put-Backs and Recalls(2)	(3,691)	—	(129)	(3,820)
Foreign currency adjustments	61,590	350	—	61,940
Revenue recognized	249,821	—	31,188	281,009
Portfolio allowance reversals, net	8,082	—	1,729	9,811
Balance, end of period	$3,013,519	$10,622	$—	$3,024,141
Revenue as a percentage of collections(3)	54.9%	—%	95.1%	57.5%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(3)	Revenue as a percentage of collections excludes the effect of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$60,631	$102,576
Provision for portfolio allowances	2,626	940
Reversal of prior allowances	(3,993)	(10,751)
Effect of foreign currency translation	164	1,552
Balance at end of period	$59,428	$94,317

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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2019	December 31, 2018
Court costs advanced	$840,721	$828,713
Court costs recovered	(344,523)	(336,335)
Court costs reserve	(399,991)	(396,460)
Deferred court costs	$96,207	$95,918
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$(396,460)	$(364,015)
Provision for court costs	(15,713)	(25,067)
Net down of reserve after deferral period	13,779	12,952
Effect of foreign currency translation	(1,597)	(2,060)
Balance at end of period	$(399,991)	$(378,190)
Note 7: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Operating lease right-of-use asset	$91,045	$—
Identifiable intangible assets, net	59,383	60,581
Service fee receivables	35,841	28,035
Assets held for sale	31,088	26,664
Other financial receivables	26,691	47,363
Prepaid expenses	22,379	24,989
Income tax receivable	11,773	—
Deferred tax assets	10,849	24,910
Other	49,413	44,460
Total	$338,462	$257,002

Note 8: Debt, Net
The Company is in compliance with all covenants under its financing arrangements as of March 31, 2019. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	March 31, 2019	December 31, 2018
Encore revolving credit facility	$500,000	$429,000
Encore term loan facility	183,142	195,056
Encore senior secured notes	325,000	325,000
Encore convertible notes and exchangeable notes	656,000	656,000
Less: debt discount	(33,239)	(36,361)
Cabot senior secured notes	1,120,657	1,111,399
Less: debt discount	(1,392)	(1,477)
Cabot senior revolving credit facility	319,760	298,005
Cabot securitisation senior facilities	456,204	445,837
Other credit facilities	43,794	43,354
Other	61,583	64,566
Finance lease liabilities	5,904	7,563
	3,637,413	3,537,942
Less: debt issuance costs, net of amortization	(44,507)	(47,309)
Total	$3,592,906	$3,490,633
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”).
Provisions of the Restated Credit Agreement as of March 31, 2019 include, but are not limited to:

•
Revolving Credit Facility commitments of $884.2 million that expire in December 2021 with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries as defined in the Restated Credit Agreement; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;

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
At March 31, 2019, the outstanding balance under the Revolving Credit Facility was $500.0 million, which bore a weighted average interest rate of 5.50% and 4.62% for the three months ended March 31, 2019 and 2018, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $138.8 million as of March 31, 2019. At March 31, 2019, the outstanding balance under the Term Loan Facility was $183.1 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of March 31, 2019, $325.0 million of the Senior Secured Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of March 31, 2019 are listed below.

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

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes
Debt component	$140,247	$143,645	$137,266	$157,971
Equity component	$32,253	$17,355	$12,734	$14,009
Equity issuance cost	$1,106	$581	$398	$—
Stated interest rate	3.000%	2.875%	3.250%	4.500%
Effective interest rate	6.350%	4.700%	5.200%	6.500%

The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	March 31, 2019	December 31, 2018
Liability component—principal amount	$656,000	$656,000
Unamortized debt discount	(33,239)	(36,361)
Liability component—net carrying amount	$622,761	$619,639
Equity component	$76,351	$76,351
The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense—stated coupon rate	$5,337	$3,642
Interest expense—amortization of debt discount	3,121	2,428
Total interest expense—Convertible Notes and Exchangeable Notes	$8,458	$6,070
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
Cabot Senior Secured Notes
In March 2014, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”) issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.500% Senior Secured Notes due 2021 (the “Cabot 2021 Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. In July 2018, Cabot Financial completed an exchange offer for a portion of these outstanding notes, as further discussed below.
In October 2016, Cabot Financial issued £350.0 million (approximately $442.6 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes were issued at a price equal to 100% of their face value.
In July 2018, Cabot Financial completed an exchange offer whereby certain holders of Senior Secured Notes due 2020 (the “Cabot 2020 Notes”) and holders of the Cabot 2021 Notes exchanged their notes for additional Cabot 2023 Notes (the “Exchange Notes”). Pursuant to the exchange offer, Cabot Financial exchanged £32.2 million (approximately $42.4 million) in aggregate principal amount of the Cabot 2020 Notes and £95.0 million (approximately $125.2 million) in aggregate principal amount of the Cabot 2021 Notes, at a premium, for a total of £128.4 million (approximately $169.2 million) aggregate principal amount of the Exchange Notes. In July 2018, Cabot Financial also issued £34.5 million (approximately $45.5 million) aggregate principal amount of 7.500% additional notes (the “Additional Notes”) at 99.0% plus accrued interest from and including April 1, 2018. Both the Exchange Notes and the Additional Notes were issued as additional notes under the indenture entered into by Cabot Financial, among others, dated October 6, 2016, governing the Cabot 2023 Notes and are part of the same series as the currently outstanding £350.0 million 7.500% Cabot 2023 Notes issued under that indenture.
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
In November 2015, Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, issued €310.0 million (approximately $332.2 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2021 (the “Cabot Floating Rate Notes”). The Cabot Floating Rate Notes were issued at a 1%, or €3.1 million (approximately $3.4 million), original issue discount, which is being amortized over the life of the notes and included as interest expense in the Company’s consolidated statements of operations. The Cabot Floating Rate Notes bear interest at a rate equal to three-month EURIBOR plus 5.875% per annum, reset quarterly. Interest on the Cabot Floating Rate Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The Cabot Floating Rate Notes will mature on November 15, 2021.
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
Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense—stated coupon rate	$23,655	$21,600
Interest expense—amortization of debt discount	119	(116)
Total interest expense—Cabot senior secured notes	$23,774	$21,484
At March 31, 2019, the outstanding balance of the Cabot senior secured notes was $1.1 billion.
Cabot Senior Revolving Credit Facilities
On December 12, 2017, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an amended and restated senior secured revolving credit facility agreement (as amended and restated, the “Cabot Credit Facility”). As of March 31, 2019, the Cabot Credit Facility provides for a total committed facility of £385.0 million of which £375.0 million expires in September 2022 and £10.0 million that expires in September 2021, and included the following key provisions:

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
At March 31, 2019, the outstanding borrowings under the Cabot Credit Facilities were approximately $319.8 million. The weighted average interest rate was 3.37% and 3.75% for the three months ended March 31, 2019 and 2018, respectively. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £139.8 million (approximately $182.2 million) as of March 31, 2019.
Cabot Securitisation Senior Facility
Cabot’s wholly owned subsidiary Cabot Securitisation UK Ltd (“Cabot Securitisation”) entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £300.0 million was drawn as of March 31, 2019. The Senior Facility Agreement matures in September 2023. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £332.7 million (approximately $433.7 million) as of March 31, 2019. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
In November 2018, Cabot’s wholly owned subsidiary Cabot Securitisation UK II Ltd (“Cabot Securitisation II”) entered into a new non-recourse asset backed senior facility of £50.0 million, with a maturity date in September 2023. The facility is secured by first ranking security interests over all of Cabot Securitisation II’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £55.9 million (approximately $72.8 million) as of March 31, 2019. Funds drawn under this facility will bear interest at a rate per annum equal to LIBOR plus a margin of 4.075%.
At March 31, 2019, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $456.2 million. The weighted average interest rate was 3.76% and 3.35% for the three months ended March 31, 2019 and 2018, respectively.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to Note 9, “Variable Interest Entities,” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of March 31, 2019, the Company’s finance lease liabilities were approximately $5.9 million. These finance lease liabilities require monthly, quarterly or annual payments through 2023 and have implicit interest rates that range from 3.0% to approximately 5.7%.
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
The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. A reconsideration event is significant if it changes the design of the entity or the entity’s equity investment at risk. Prior to the purchase of all of the outstanding equity of CCM not owned by the Company, CCM’s indirect holding Company Janus Holdings S.a r.l. (“Janus Holdings”) was a VIE. Upon completion of the Cabot Transaction on July 24, 2018 and the subsequent change in organizational structure, Janus Holdings no longer qualified as a VIE and CCM is consolidated via the voting interest model.

As of March 31, 2019, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 10: Income Taxes
Income tax expense was $3.7 million and $9.5 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in income tax expense for the three months ended March 31, 2019 as compared to the corresponding period in 2018 was primarily due to the recording of a tax benefit of approximately $9.1 million related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service (“IRS”) during the three months ended March 31, 2019.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2019	2018
Federal provision	21.0%	21.0%
State provision	2.5%	1.4%
Change in valuation allowance	1.9%	14.2%
Foreign income taxed at different rates(1)	(0.9)%	(7.2)%
Change in tax accounting method(2)	(17.1)%	—%
Other	(0.5)%	(0.9)%
Effective rate	6.9%	28.5%
________________________

(1)	Relates primarily to lower tax rates attributable to international operations.

(2)
During the first quarter of 2019, the Company received IRS approval for a tax accounting method change related to revenue reporting. The revised tax accounting method more closely aligns with the Company’s book accounting method for revenue reporting.

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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2019 and 2018, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $19.9 million at March 31, 2019. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $13.0 million as of March 31, 2019. There were no material changes in gross unrecognized tax benefits from December 31, 2018.
Of the $167.1 million of cash and cash equivalents as of March 31, 2019, $127.5 million was held outside of the United States. Following the enactment of the Tax Reform Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The Company maintains non-U.S. funds in its foreign operations to (1) provide adequate working capital, (2) satisfy various regulatory requirements, and (3) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the Tax Reform Act on its election to indefinitely reinvest certain of its non-U.S. earnings. As of March 31, 2019, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

Note 11: Leases
Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective method. As such, the Company recognized operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated statements of financial condition. Prior period financial statements were not adjusted under the new standard and therefore, those amounts are not presented below. The Company elected not to apply the recognition requirements to short-term leases, not to separate non-lease components from lease components, and elected the transition provisions available for existing contracts, which allowed the Company to carryforward its historical assessments of (1) whether contracts are or contain a lease, (2) lease classification, and (3) initial direct costs.
ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and are net of any lease incentives. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The majority of the Company’s leases are for corporate offices, various facilities and information technology equipment. The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease costs(1)	$4,778
Finance lease costs
Amortization of right-of-use assets	437
Interest on lease liabilities	174
Total lease costs	$5,389
________________________

(1)	Operating lease expenses are included in general and administrative expenses in the Company’s consolidated statements of operations.
The following table provides supplemental consolidated balance sheet information related to leases as of March 31, 2019 (in thousands):

	Classification	March 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$91,045
Finance lease right-of-use assets	Property and equipment, net	5,074
Total lease right-of-use assets		$96,119

Liabilities
Operating lease liabilities	Other liabilities	$106,010
Finance lease liabilities	Debt, net	5,904
Total lease liabilities		$111,914

Supplemental lease information is summarized below (in thousands, except rate and lease term):

Three Months Ended March 31, 2019
Right-of-use assets obtained in exchange for new operating lease obligations	$109,597
Right-of-use assets obtained in exchange for new finance lease obligations	—
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	4,189
Finance leases - operating cash flows	174
Finance leases - financing cash flows	418

March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.3
Finance leases	3.7
Weighted-average discount rate
Operating leases(1)	5.6%
Finance leases	4.4%
________________________

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.
Minimum future payments on noncancelable operating leases as of March 31, 2019 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2019(1)	$1,356	$11,917	$13,273
2020	1,808	17,688	19,496
2021	1,650	17,787	19,437
2022	1,419	16,252	17,671
2023	156	14,558	14,714
Thereafter	—	60,862	60,862
Total undiscounted lease payments	6,389	139,064	145,453
Less: imputed interest	(485)	(33,054)	(33,539)
Lease obligations under operating leases	$5,904	$106,010	$111,914
________________________

(1)	2019 amount consists of nine months data from April 1, 2019 to December 31, 2019.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under the previous lease accounting standard, minimum future payments on noncancelable operating leases as of December 31, 2018 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2019	$2,507	$16,538	$19,045
2020	1,983	13,850	15,833
2021	1,844	13,044	14,888
2022	1,630	11,737	13,367
2023	204	9,741	9,945
Thereafter	—	37,997	37,997
Total minimal leases payments	8,168	$102,907	$111,075
Less: Interest	(605)
Present value of minimal lease payments	$7,563

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
At March 31, 2019, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2019, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2019, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.8 billion for a purchase price of approximately $358.0 million. Most purchase commitments do not extend past one year.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues, adjusted by net allowances by geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues, adjusted by net allowances(1):
United States	$189,372	$171,944
International
Europe(2)	135,276	130,614
Other geographies	22,429	24,230
	157,705	154,844
Total	$347,077	$326,788
________________________

(1)
Revenues, adjusted by net allowances, are attributed to countries based on consumer location. Revenues primarily include portfolio revenues and fee-based income earned on accounts collected on behalf of others.

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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2019 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2018	$868,126
Effect of foreign currency translation	14,758
Balance, March 31, 2019	$882,884
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$68,767	$(13,309)	$55,458	$73,458	$(17,025)	$56,433
Developed technologies	6,752	(5,870)	882	7,461	(6,446)	1,015
Trade name and other	8,079	(5,036)	3,043	8,346	(5,213)	3,133
Total intangible assets	$83,598	$(24,215)	$59,383	$89,265	$(28,684)	$60,581

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
MCM (United States)
Through MCM we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico.
Cabot (Europe)
Through Cabot we are one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), contingent collections, trace services and litigation activities. Cabot strengthened its debt servicing offerings with the acquisition of Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company in November 2017. Previously we controlled CCM via our majority ownership interest in an indirect holding company of CCM. In July 2018, we completed the purchase of all of the outstanding equity of CCM not owned by us (the “Cabot Transaction”). As a result, CCM became a wholly owned subsidiary of Encore.
LAAP (Latin America and Asia-Pacific)
We have non-performing loans in Colombia, Peru, Mexico and Brazil. Our subsidiary Baycorp Holdings Pty Limited (together with its subsidiaries, “Baycorp”) specializes in the management of non-performing loans in Australia and New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans. Additionally, we have invested in Encore Asset Reconstruction Company (“EARC”) in India.

To date, operating results from LAAP have not been significant to our total consolidated operating results. Our long-term growth strategy is focused on continuing to invest in our core portfolio purchasing and recovery business through MCM and strengthening and developing our Cabot business.
Government Regulation
MCM (United States)
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
On May 7, 2019, the Consumer Financial Protection Bureau (“CFPB”) issued a Notice of Proposed Rulemaking (“NPRM”) regarding debt collection. The NPRM proposes rules related to, among other things: disclosures by debt collectors to consumers; requirements for debt validation; use of newer technologies (text, voicemail and email) to communicate with consumers; and limits relating to telephonic communications. The industry and public have a 90-day period to comment on the proposed rules. The CFPB will then evaluate any comments and issue the final rules. It is anticipated that the final rules will be issued in late 2019 or early 2020, with an effective date one year after the final rules are issued.
Cabot (Europe)
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” contained in our Annual Report on Form 10-K, our operations in Europe are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Industry delinquency and charge-off rates have continued to increase, creating higher volumes of charged-off accounts that are sold. In addition, issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Meanwhile pricing remains favorable. In addition to selling a higher volume of charged-off accounts, issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year.
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
Cabot (Europe)
The U.K. market for charged-off portfolios continues to grow, despite an on-going historic low level of charge-off rates, as creditors choose to both sell more of their debt and sell at earlier stages. The near record levels of consumer indebtedness suggests that charged-off debt will increase over time and, together with recent commitments by major debt purchasers to deliver a deleveraging profile, cause us to believe that pricing pressure will soften in the future.
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
Although pricing has been elevated, we believe that as our European businesses increase in scale and continue to improve liquidation and collection efficiencies, our margins will remain competitive. Additionally, our continuing investment in our litigation liquidation channel has enabled us to collect from consumers who have the ability to pay but have so far been unwilling to do so. This also enables us to mitigate some of the impact of elevated pricing.
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
MCM (United States)	$174,227	$179,038
Cabot (Europe)	83,640	87,315
Other geographies	4,468	10,409
Total purchases	$262,335	$276,762
During the three months ended March 31, 2019, we invested $262.3 million to acquire receivable portfolios, with face values aggregating $1.7 billion, for an average purchase price of 15.1% of face value. The amount invested in receivable portfolios decreased $14.5 million, or 5.2%, compared with the $276.8 million invested during the three months ended March 31, 2018, to acquire receivable portfolios with face values aggregating $1.8 billion, for an average purchase price of 15.4% of face value.
In the United States, capital deployment slightly decreased for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. Capital deployment for the three months ended March 31, 2018 was elevated due to timing differences which shifted higher-than-expected volumes to the period from the period before.
In Europe, capital deployment for the three months ended March 31, 2019 decreased as compared to the corresponding period in the prior year. The decrease was primarily the result of a more selective purchasing process employed in conjunction with a plan to reduce European debt leverage over time.

The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
Collections by Channel and Geographic Location
We utilize three channels for the collection of our receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. The collection agencies channel also includes collections on accounts purchased where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Three Months Ended March 31,
	2019	2018
MCM (United States) (1):
Call center and digital collections	$185,255	$161,493
Legal collections	141,036	132,642
Collection agencies	3,303	4,832
Subtotal	329,594	298,967
Cabot (Europe):
Call center and digital collections	62,665	82,011
Legal collections	50,658	31,380
Collection agencies	47,477	48,786
Subtotal	160,800	162,177
Other geographies(2):
Call center and digital collections	10,200	22,171
Legal collections	1,530	2,107
Collection agencies	11,729	3,680
Subtotal	23,459	27,958
Total collections	$513,853	$489,102
________________________

(1)	Certain reclassifications have been made between collection agencies and call center and digital collections for prior periods.

(2)
In December 2018, we completed the sale of all our interests in Refinancia S.A. (“Refinancia”), which remains the servicer for the non-performing loans we own in Colombia and Peru. As such, subsequent to December 2018 collections for these non-performing loans are classified as collection agency collections instead of call center and digital collections.

Gross collections increased by $24.8 million, or 5.1%, to $513.9 million during the three months ended March 31, 2019, from $489.1 million during the three months ended March 31, 2018.
The increase of collections in the United States during the three months ended March 31, 2019 as compared to the corresponding periods in the prior year was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. The decrease in collections in Europe during the three months ended March 31, 2019 as compared to the corresponding period in the prior year was primarily the result of the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound partially offset by certain liquidation improvement initiatives.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2019		2018
Revenues
Revenue from receivable portfolios	$311,158	89.7%	$281,009	86.0%
Other revenues	34,552	9.9%	35,968	11.0%
Total revenues	345,710	99.6%	316,977	97.0%
Allowance reversals on receivable portfolios, net	1,367	0.4%	9,811	3.0%
Total revenues, adjusted by net allowances	347,077	100.0%	326,788	100.0%
Operating expenses
Salaries and employee benefits	91,834	26.5%	89,259	27.3%
Cost of legal collections	49,027	14.1%	53,855	16.5%
Other operating expenses	29,614	8.5%	33,748	10.3%
Collection agency commissions	16,002	4.6%	11,754	3.6%
General and administrative expenses	39,547	11.4%	39,284	12.0%
Depreciation and amortization	9,995	2.9%	10,436	3.2%
Total operating expenses	236,019	68.0%	238,336	72.9%
Income from operations	111,058	32.0%	88,452	27.1%
Other (expense) income
Interest expense	(54,967)	(15.8)%	(57,462)	(17.6)%
Other (expense) income	(2,976)	(0.9)%	2,193	0.7%
Total other expense	(57,943)	(16.7)%	(55,269)	(16.9)%
Income from operations before income taxes	53,115	15.3%	33,183	10.2%
Provision for income taxes	(3,673)	(1.1)%	(9,470)	(2.9)%
Net income	49,442	14.2%	23,713	7.3%
Net income attributable to noncontrolling interest	(188)	(0.1)%	(1,886)	(0.6)%
Net income attributable to Encore Capital Group, Inc. stockholders	$49,254	14.1%	$21,827	6.7%
Results of Operations—Cabot Credit Management Limited
The following table summarizes the operating results contributed by CCM (which does not consolidate the results of its European affiliate Grove Europe S.á r.l.) during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenues, adjusted by net allowances	$129,012	$122,225
Total operating expenses	(70,499)	(71,219)
Income from operations	58,513	51,006
Interest expense-non-PEC	(28,955)	(28,746)
PEC interest expense	—	(7,721)
Other (expense) income	(302)	778
Income before income taxes	29,256	15,317
Provision for income taxes	(5,431)	(4,779)
Net income	23,825	10,538
Net income attributable to noncontrolling interest	(188)	(1,909)
Net income attributable to Encore Capital Group, Inc. stockholders	$23,637	$8,629

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
Total revenues, adjusted by net allowances, were $347.1 million during the three months ended March 31, 2019, an increase of $20.3 million, or 6.2%, compared to total revenues, adjusted by net allowances of $326.8 million during the three months ended March 31, 2018.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 6.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Revenue from receivable portfolios was $311.2 million during the three months ended March 31, 2019, an increase of $30.2 million, or 10.7%, compared to $281.0 million during the three months ended March 31, 2018. The increase in portfolio revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to increased purchase volume and sustained improvements in portfolio collections driven by liquidation improvement initiatives.

The following tables summarize collections, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2019					As of March 31, 2019
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Gross Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$25,531	$23,270	91.1%	$2,267	7.5%	$—	—
2011	2,764	2,280	82.5%	—	0.7%	2,422	27.4%
2012	7,336	6,096	83.1%	273	2.0%	8,994	20.2%
2013	22,034	19,179	87.0%	(52)	6.2%	22,838	25.6%
2014	19,667	10,822	55.0%	1,090	3.5%	65,813	5.0%
2015	24,968	10,196	40.8%	—	3.3%	109,436	2.8%
2016	47,454	20,653	43.5%	(896)	6.6%	208,176	3.0%
2017	77,294	35,626	46.1%	—	11.4%	279,667	3.8%
2018	94,281	52,674	55.9%	—	16.9%	527,432	3.1%
2019	8,265	5,892	71.3%	—	1.9%	171,684	3.2%
Subtotal	329,594	186,688	56.6%	2,682	60.0%	1,396,462	3.8%
Europe:
ZBA(4)	91	91	100.0%	—	0.0%	—	—
2013	30,110	23,297	77.4%	—	7.5%	247,509	3.1%
2014	28,120	19,679	70.0%	(175)	6.3%	228,433	2.7%
2015	19,509	11,147	57.1%	(256)	3.6%	177,460	2.0%
2016	16,823	11,279	67.0%	(29)	3.6%	157,254	2.4%
2017	32,302	17,366	53.8%	—	5.6%	333,760	1.7%
2018	30,079	18,991	63.1%	—	6.1%	418,012	1.5%
2019	3,766	2,993	79.5%	—	1.0%	83,741	1.6%
Subtotal	160,800	104,843	65.2%	(460)	33.7%	1,646,169	2.1%
Other geographies:
ZBA(4)	2,542	2,542	100.0%	—	0.8%	—	—
2014	945	4,654	492.5%	—	1.5%	64,928	2.4%
2015	5,410	4,418	81.7%	—	1.4%	18,667	7.3%
2016	4,239	2,067	48.8%	12	0.7%	24,867	2.6%
2017	4,757	2,927	61.5%	—	0.9%	30,071	3.2%
2018	5,131	2,864	55.8%	(867)	0.9%	26,284	3.4%
2019	435	155	35.6%	—	0.0%	4,139	3.5%
Subtotal	23,459	19,627	83.7%	(855)	6.3%	168,956	3.3%
Total	$513,853	$311,158	60.6%	$1,367	100.0%	$3,211,587	2.9%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

	Three Months Ended March 31, 2018					As of March 31, 2018
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Gross Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$29,919	$28,319	94.7%	$1,729	10.1%	$—	—
2008	1,042	194	18.6%	—	0.1%	569	5.2%
2011	3,601	3,493	97.0%	—	1.2%	4,477	25.0%
2012	9,745	8,729	89.6%	(723)	3.2%	14,656	18.6%
2013	28,557	22,787	79.8%	—	8.1%	42,890	16.1%
2014	26,699	14,949	56.0%	—	5.3%	100,747	4.5%
2015	36,950	16,136	43.7%	—	5.7%	181,712	2.7%
2016	67,702	29,331	43.3%	—	10.4%	330,757	2.7%
2017	86,211	41,971	48.7%	—	14.9%	449,677	2.9%
2018	8,541	5,024	58.8%	—	1.8%	175,317	3.1%
Subtotal	298,967	170,933	57.2%	1,006	60.8%	1,300,802	3.7%
Europe:
ZBA(4)	5	5	100.0%	—	0.0%	—	—
2013	36,129	25,462	70.5%	2,766	9.2%	274,328	3.1%
2014	35,808	21,949	61.3%	5,419	7.8%	290,217	2.5%
2015	24,605	13,613	55.3%	462	4.8%	230,083	2.0%
2016	23,570	13,503	57.3%	—	4.8%	210,993	2.2%
2017	40,874	15,279	37.4%	—	5.4%	439,643	1.4%
2018	1,186	1,251	105.5%	—	0.4%	87,848	1.5%
Subtotal	162,177	91,062	56.1%	8,647	32.4%	1,533,112	2.1%
Other geographies:
ZBA(4)	2,864	2,864	100.0%	—	1.0%	—	—
2013(5)	150	—	—	—	—	—	—
2014	1,600	4,373	273.3%	—	1.6%	63,071	2.4%
2015	8,836	5,668	64.1%	—	2.0%	31,779	5.4%
2016	7,420	3,472	46.8%	158	1.2%	41,274	2.6%
2017	6,711	2,426	36.1%	—	0.9%	43,804	1.8%
2018	377	211	56.0%	—	0.1%	10,299	3.5%
Subtotal	27,958	19,014	68.0%	158	6.8%	190,227	2.9%
Total	$489,102	$281,009	57.5%	$9,811	100.0%	$3,024,141	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

Other revenues were $34.6 million and $36.0 million for the three months ended March 31, 2019 and 2018, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The decrease in other revenues in the periods presented was primarily attributable to the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and the sale of all our interests in Refinancia in December 2018. Subsequent to the sale, we no longer earn fee-based income from Refinancia.

Net allowance reversals were $1.4 million and $9.8 million during the three months ended March 31, 2019 and 2018, respectively. The allowance reversal was primarily a result of sustained improvements in portfolio collections on certain domestic portfolios on which we had previously recorded portfolio allowances in the past. These improvements in portfolio collections were driven by liquidation improvement initiatives.
Operating Expenses
Total operating expenses were $236.0 million during the three months ended March 31, 2019, a decrease of $2.3 million, or 1.0%, compared to total operating expenses of $238.3 million during the three months ended March 31, 2018.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 6.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased by $2.5 million, or 2.9%, to $91.8 million during the three months ended March 31, 2019, from $89.3 million during the three months ended March 31, 2018. The increase was primarily the result of an increase in headcount at our domestic sites as part of our initiative to increase collections capacity partially offset by a decrease in headcount at our international subsidiaries.
Stock-based compensation decreased $0.5 million, or 19.8%, to $1.8 million during the three months ended March 31, 2019, from $2.3 million during the three months ended March 31, 2018. The decrease was primarily attributable to larger expense reversals as compared to the corresponding periods in the prior year partially offset by increased expenses related to the Cabot Transaction.
Cost of Legal Collections
Cost of legal collections primarily includes contingent fees paid to our external network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of historical court costs recovery data. Cost of legal collections does not include internal legal channel employee costs, which are included in salaries and employee benefits in our consolidated statements of operations.
During the three months ended March 31, 2019, overall cost of legal collections decreased $4.9 million, or 9.0%, to $49.0 million, as compared to $53.9 million during the corresponding period in the prior year. The cost of legal collections in the United States decreased by $2.2 million, or 4.9% and the cost of legal collections in Europe decreased by $2.6 million, or 29.3% during the three months ended March 31, 2019, as compared to the corresponding period in the prior year.
The decreases in the cost of legal collections in both the United States and Europe during the three months ended March 31, 2019 as compared to the corresponding periods in 2018 were due to the shift of account placements towards non-legal collection channels.
Other Operating Expenses
Other operating expenses decreased by $4.1 million, or 12.2%, to $29.6 million during the three months ended March 31, 2019, from $33.7 million during the three months ended March 31, 2018.
The decrease during the three months ended March 31, 2019 as compared to the corresponding period in the prior year was primarily due to reduced expenditures in various other operating expenses including telephone number tracing expenses and the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies.

Collection Agency Commissions
During the three months ended March 31, 2019, we incurred $16.0 million in commissions to third-party collection agencies, or 25.6% of the related gross collections of $62.5 million. During the three months ended March 31, 2018, we incurred $11.8 million in commissions to third-party collection agencies, or 20.5%, of the related gross collections of $57.3 million.
Collections through this channel are predominately in Europe and Latin America and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions, as a percentage of collections in this channel also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. The United States collection agency commission rate is lower than the European rate due to a higher concentration of lower commission rate bankruptcy portfolios collected through the collection agency channel in the United States.
General and Administrative Expenses
General and administrative expenses increased $0.2 million, or 0.7%, to $39.5 million during the three months ended March 31, 2019, from $39.3 million during the three months ended March 31, 2018.
The increase was primarily due to various costs relating to additional infrastructure at our domestic sites partially offset by the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies.
Depreciation and Amortization
Depreciation and amortization expense decreased by $0.4 million, or 4.2%, to $10.0 million during the three months ended March 31, 2019, from $10.4 million during the three months ended March 31, 2018.
Interest Expense
Interest expense decreased $2.5 million to $55.0 million during the three months ended March 31, 2019, from $57.5 million during the three months ended March 31, 2018.
The following table summarizes our interest expense (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Stated interest on debt obligations	$48,318	$44,356	$3,962
Interest expense on preferred equity certificates	—	7,721	(7,721)
Amortization of loan fees and other loan costs	3,409	3,073	336
Amortization of debt discount	3,240	2,312	928
Total interest expense	$54,967	$57,462	$(2,495)
On July 24, 2018, in connection with the Cabot Transaction, we purchased all outstanding preferred equity certificates (“PECs”) including accrued interest that were held by Cabot’s minority shareholders. As a result, no PEC interest expense was incurred subsequent to the Cabot Transaction.
The decrease in interest expense during the three months ended March 31, 2019 as compared to the corresponding period in 2018 was primarily attributable to the purchase of all previously outstanding PECs partially offset by larger expenses relating to higher interest rates, higher balances on the revolving credit facility in the United States, and higher balances outstanding on Cabot’s credit facilities.

Other Income and Expense
Other income and expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $3.0 million during the three months ended March 31, 2019 compared to other income of $2.2 million during the three months ended March 31, 2018. The change was primarily due to foreign currency exchange losses during the three months ended March 31, 2019 versus foreign currency exchange gains during the three months ended March 31, 2018.
Income Taxes
We recorded income tax expense of $3.7 million and $9.5 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in our income tax expense for the three months ended March 31, 2019 as compared to the corresponding period in 2018 was primarily due to the recording of a tax provision benefit of approximately $9.1 million related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service (“IRS”) during the three months ended March 31, 2019.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2019	2018
Federal provision	21.0%	21.0%
State provision	2.5%	1.4%
Change in valuation allowance	1.9%	14.2%
Foreign income taxed at different rates(1)	(0.9)%	(7.2)%
Change in tax accounting method(2)	(17.1)%	—%
Other	(0.5)%	(0.9)%
Effective rate	6.9%	28.5%
________________________

(1)	Relates primarily to lower tax rates attributable to international operations.

(2)
During the first quarter of 2019, we received IRS approval for a tax accounting method change related to revenue reporting. The revised tax accounting method more closely aligns with our book accounting method for revenue reporting.

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
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2019 and 2018, was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $19.9 million at March 31, 2019. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $13.0 million as of March 31, 2019. There were no material changes in gross unrecognized tax benefits from December 31, 2018.
Of the $167.1 million of cash and cash equivalents as of March 31, 2019, $127.5 million was held outside of the United States. Following the enactment of the Tax Reform Act and associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. We maintain non-U.S. funds in our foreign operations to (1) provide adequate working capital; (2) satisfy various regulatory requirements, and (3) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. We continue to evaluate the impact of the Tax Reform Act on our election to indefinitely reinvest certain of our non-U.S. earnings. As of March 31, 2019, management believes that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.

Cost per Dollar Collected
We utilize adjusted operating expenses in order to facilitate a comparison of approximate costs to cash collections for our portfolio purchasing and recovery business. The calculation of adjusted operating expenses is illustrated in detail in the “Non-GAAP Disclosure” section. The following table summarizes our overall cost per dollar collected (defined as adjusted operating expenses as a percentage of collections) by geographic location during the periods presented:

	Three Months Ended March 31,
	2019	2018
United States	39.6%	43.6%
Europe	27.6%	27.4%
Other geographies	51.2%	47.8%
Overall cost per dollar collected	36.4%	38.5%
Our overall cost per dollar collected (or “cost-to-collect”) decreased 210 basis points to 36.4% for the three months ended March 31, 2019, from 38.5% during the corresponding period in the prior year.
Cost-to-collect in the United States decreased due to a combination of (1) collection mix shifting towards non-legal collection, which has lower cost-to-collect, (2) higher total collections that blended down fixed cost and reduced overall cost-to-collect, and (3) reduced cost-to-collect in the legal channel that is driven by improved court cost recovery rates, more legal collections coming from internal legal channel that has lower cost-to-collect, and legal collection mix shifting towards new legal placement batches, which have lower commission rates than older batches.
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
Adjusted Earnings Per Share. Management uses non-GAAP adjusted net income and adjusted earnings per share attributable to Encore to assess operating performance and to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted net income attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes and exchangeable notes, acquisition, integration and restructuring related expenses, amortization of certain acquired intangible assets and other charges or gains that are not indicative of ongoing operations.
The following table provides a reconciliation between net income and diluted earnings per share attributable to Encore calculated in accordance with GAAP, to adjusted net income and adjusted earnings per share attributable to Encore, respectively. During the periods in which GAAP diluted earnings per share includes the dilutive effect of common shares that are issuable upon conversion or exchange of certain convertible notes and exchangeable notes because the average stock price during the respective periods exceeded the conversion price or exchange price of these notes, we present those metrics both including and excluding the dilutive effect of these convertible notes and exchangeable notes to better illustrate the impact of those notes and the related hedging transactions to shareholders, with “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns. The average stock price during the three months ended March 31, 2019 and 2018 did not exceed the conversion price of our convertible notes or the exchange price of our exchangeable notes, therefore, our GAAP diluted earnings per share did not include any dilutive effect attributable to our convertible notes or exchangeable notes. As a result, the adjusted earnings per diluted shares-accounting and per diluted shares-economic were the same during the respective periods presented below (in thousands, except per share data):

	Three Months Ended March 31,
	2019		2018
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income attributable to Encore, as reported	$49,254	$1.57	$21,827	$0.83
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	4,002	0.13	3,035	0.12
Amortization of certain acquired intangible assets(1)	1,877	0.06	2,068	0.08
Acquisition, integration and restructuring related expenses(2)	1,208	0.04	572	0.02
Net gain on fair value adjustments to contingent consideration(3)	—	—	(2,274)	(0.09)
Expenses related to withdrawn Cabot IPO(4)	—	—	2,984	0.11
Adjustments attributable to noncontrolling interest(5)	—	—	(1,558)	(0.06)
Income tax effect of above non-GAAP adjustments and certain discrete tax items(6)	(1,383)	(0.05)	(810)	(0.03)
Change in tax accounting method(7)	(9,070)	(0.29)	—	—
Adjusted net income attributable to Encore	$45,888	$1.46	$25,844	$0.98
________________________

(1)
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

(4)
Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(7)
Amount represents the benefit from the tax accounting method change related to revenue reporting. We adjust for certain discrete tax items that are not indicative of our ongoing operations. Refer to Note 10: Income Taxes in the notes to our consolidated financial statements for further details.

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

	Three Months Ended March 31,
	2019	2018
GAAP net income, as reported	$49,442	$23,713
Adjustments:
Interest expense	54,967	57,462
Provision for income taxes	3,673	9,470
Depreciation and amortization	9,995	10,436
Stock-based compensation expense	1,826	2,276
Acquisition, integration and restructuring related expenses(1)	1,208	572
Gain on fair value adjustments to contingent consideration(2)	—	(2,274)
Expenses related to withdrawn Cabot IPO(3)	—	2,984
Interest income	(1,022)	(1,017)
Adjusted EBITDA	$120,089	$103,622

Collections applied to principal balance(4)	$201,328	$198,282
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

(2)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(3)
Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(4)	Amount represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios.

Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate costs to cash collections for our portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out operating expenses related to non-portfolio purchasing and recovery business, acquisition, integration and restructuring related operating expenses, stock-based compensation expense, settlement fees and related administrative expenses and other charges or gains that are not indicative of ongoing operations. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
GAAP total operating expenses, as reported	$236,019	$238,336
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(46,082)	(46,614)
Acquisition, integration and restructuring related expenses(2)	(1,208)	(572)
Stock-based compensation expense	(1,826)	(2,276)
Gain on fair value adjustments to contingent consideration(3)	—	2,274
Expenses related to withdrawn Cabot IPO(4)	—	(2,984)
Adjusted operating expenses related to portfolio purchasing and recovery business	$186,903	$188,164
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

(3)
Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to Note 3 “Fair Value Measurement - Contingent Consideration” in the notes to our consolidated financial statements for further details.

(4)
Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2019
		<2010	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total(2)	Multiple(3)
United States:
<2010	$1,403,722	$2,617,761	$478,541	$348,627	$237,650	$171,270	$124,564	$97,044	$74,026	$58,976	$48,698	$10,232	$4,267,389	3.0
2010	357,303	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	31,699	6,688	1,121,934	3.1
2011	383,808	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	8,524	1,103,368	2.9
2012	548,824	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	9,953	1,220,380	2.2
2013	551,946	—	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	22,268	1,406,321	2.5
2014	518,001	—	—	—	—	—	144,178	307,814	216,357	142,147	94,929	19,667	925,092	1.8
2015	499,713	—	—	—	—	—	—	105,610	231,102	186,391	125,673	24,968	673,744	1.3
2016	554,245	—	—	—	—	—	—	—	110,875	283,035	234,690	47,454	676,054	1.2
2017	529,488	—	—	—	—	—	—	—	—	111,902	315,853	77,294	505,049	1.0
2018	633,687	—	—	—	—	—	—	—	—	—	175,042	94,281	269,323	0.4
2019	174,111	—	—	—	—	—	—	—	—	—	—	8,265	8,265	0.0
Subtotal	6,154,848	2,617,761	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	329,594	12,176,919	2.0
Europe:
2013	619,079	—	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	30,110	1,071,071	1.7
2014	630,342	—	—	—	—	—	135,549	198,127	156,665	137,806	129,033	28,120	785,300	1.2
2015	423,301	—	—	—	—	—	—	65,870	127,084	103,823	88,065	19,585	404,427	1.0
2016	258,853	—	—	—	—	—	—	—	44,641	97,587	83,107	16,838	242,173	0.9
2017	464,110	—	—	—	—	—	—	—	—	68,111	152,926	32,302	253,339	0.5
2018	455,551	—	—	—	—	—	—	—	—	—	49,383	30,079	79,462	0.2
2019	83,640	—	—	—	—	—	—	—	—	—	—	3,766	3,766	0.0
Subtotal	2,934,876	—	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	160,800	2,839,538	1.0
Other geographies:
2012	6,721	—	—	—	—	3,848	2,561	1,208	542	551	422	94	9,226	1.4
2013	29,568	—	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	391	45,370	1.5
2014	86,989	—	—	—	—	—	9,652	16,062	18,403	9,813	7,991	1,705	63,626	0.7
2015	91,039	—	—	—	—	—	—	15,061	57,064	43,499	32,622	5,862	154,108	1.7
2016	79,739	—	—	—	—	—	—	—	29,269	39,710	28,992	5,084	103,055	1.3
2017	57,596	—	—	—	—	—	—	—	—	15,471	23,075	4,757	43,303	0.8
2018	38,457	—	—	—	—	—	—	—	—	—	12,910	5,131	18,041	0.5
2019	4,084	—	—	—	—	—	—	—	—	—	—	435	435	0.1
Subtotal	394,193	—	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	23,459	437,164	1.1
Total	$9,483,917	$2,617,761	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$513,853	$15,453,621	1.6
________________________

(1)
Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.

(2)	Cumulative collections from inception through March 31, 2019, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“Multiple”) through March 31, 2019 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2010	$1,403,722	$4,267,389	$88,243	$4,355,632	3.1
2010	357,303	1,121,934	54,720	1,176,654	3.3
2011	383,808	1,103,368	73,671	1,177,039	3.1
2012	548,824	1,220,380	79,188	1,299,568	2.4
2013(3)	551,946	1,406,321	144,734	1,551,055	2.8
2014(3)	518,001	925,092	162,345	1,087,437	2.1
2015	499,713	673,744	194,192	867,936	1.7
2016	554,245	676,054	386,766	1,062,820	1.9
2017	529,488	505,049	571,675	1,076,724	2.0
2018	633,687	269,323	1,074,136	1,343,459	2.1
2019	174,111	8,265	359,019	367,284	2.1
Subtotal	6,154,848	12,176,919	3,188,689	15,365,608	2.5
Europe:
2013(3)	619,079	1,071,071	720,596	1,791,667	2.9
2014(3)	630,342	785,300	608,019	1,393,319	2.2
2015(3)	423,301	404,427	392,875	797,302	1.9
2016	258,853	242,173	375,124	617,297	2.4
2017	464,110	253,339	645,612	898,951	1.9
2018	455,551	79,462	789,770	869,232	1.9
2019	83,640	3,766	167,654	171,420	2.0
Subtotal	2,934,876	2,839,538	3,699,650	6,539,188	2.2
Other geographies:
2012	6,721	9,226	695	9,921	1.5
2013	29,568	45,370	1,559	46,929	1.6
2014	86,989	63,626	139,290	202,916	2.3
2015(3)	91,039	154,108	61,851	215,959	2.4
2016	79,739	103,055	49,885	152,940	1.9
2017	57,596	43,303	66,147	109,450	1.9
2018	38,457	18,041	59,066	77,107	2.0
2019	4,084	435	8,847	9,282	2.3
Subtotal	394,193	437,164	387,340	824,504	2.1
Total	$9,483,917	$15,453,621	$7,275,679	$22,729,300	2.4
________________________

(1)
Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.

(2)	Cumulative collections from inception through March 31, 2019, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2019(3)	2020	2021	2022	2023	2024	2025	2026	2027	>2027	Total
United States:
<2010	$28,672	$26,377	$16,886	$10,264	$4,912	$1,132	$—	$—	$—	$—	$88,243
2010	14,742	13,965	9,637	6,771	4,772	3,369	1,464	—	—	—	54,720
2011	19,346	18,477	12,529	8,691	6,101	4,296	3,030	1,201	—	—	73,671
2012	22,654	19,835	12,558	8,447	5,922	4,169	2,940	2,077	586	—	79,188
2013(4)	52,291	47,291	21,269	13,768	5,976	1,539	1,085	767	543	205	144,734
2014(4)	44,917	42,511	26,682	17,105	11,124	7,299	4,935	3,354	2,287	2,131	162,345
2015	58,097	52,821	29,062	18,641	12,425	8,273	5,285	3,579	2,507	3,502	194,192
2016	112,837	101,942	60,372	36,157	24,219	16,889	11,650	7,851	5,501	9,348	386,766
2017	174,007	149,063	87,435	56,116	34,949	23,230	15,734	10,617	7,090	13,434	571,675
2018	265,225	311,566	179,755	112,593	73,928	48,270	33,910	24,447	17,553	6,889	1,074,136
2019	60,434	108,707	71,269	40,926	26,624	18,245	12,481	8,865	6,380	5,088	359,019
Subtotal	853,222	892,555	527,454	329,479	210,952	136,711	92,514	62,758	42,447	40,597	3,188,689
Europe:
2013(4)	84,492	104,486	95,810	87,186	78,604	70,323	62,556	55,360	48,717	33,062	720,596
2014(4)	75,556	90,075	80,992	71,236	63,199	55,747	47,564	41,994	37,158	44,498	608,019
2015(4)	51,868	58,764	50,722	44,209	38,515	33,230	28,057	23,807	20,661	43,042	392,875
2016	45,229	62,462	57,855	42,406	33,022	27,608	24,998	30,101	14,827	36,616	375,124
2017	91,417	100,359	86,205	72,677	60,994	51,590	43,172	35,231	28,248	75,719	645,612
2018	97,465	128,153	103,132	85,638	70,667	61,667	53,048	45,581	38,698	105,721	789,770
2019	19,092	26,192	21,579	18,066	15,066	12,501	10,592	9,129	7,788	27,649	167,654
Subtotal	465,119	570,491	496,295	421,418	360,067	312,666	269,987	241,203	196,097	366,307	3,699,650
Other geographies:
2012	198	212	178	107	—	—	—	—	—	—	695
2013	593	528	373	63	2	—	—	—	—	—	1,559
2014	10,276	25,419	34,384	32,757	23,029	13,425	—	—	—	—	139,290
2015(4)	15,616	15,484	11,089	8,108	5,686	3,450	2,338	80	—	—	61,851
2016	13,068	13,323	9,577	6,458	3,283	2,072	1,496	608	—	—	49,885
2017	12,339	13,741	12,136	11,129	9,348	4,591	1,628	933	302	—	66,147
2018	13,376	14,199	10,355	7,557	5,388	3,366	2,039	1,424	992	370	59,066
2019	2,271	1,899	1,341	993	742	541	392	286	210	172	8,847
Subtotal	67,737	84,805	79,433	67,172	47,478	27,445	7,893	3,331	1,504	542	387,340
Total	$1,386,078	$1,547,851	$1,103,182	$818,069	$618,497	$476,822	$370,394	$307,292	$240,048	$407,446	$7,275,679
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of March 31, 2019, ERC for Zero Basis Portfolios include approximately $213.8 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial.

(2)
The collection forecast of each pool in the calculation of accretion revenue is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in the presentation of ERC but are not included in the calculation of IRRs.

(3)	2019 amount consists of nine months data from April 1, 2019 to December 31, 2019.

(4)	Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2019	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2011	$2,422	$383,808	0.6%	0.1%
2012	8,994	548,824	1.6%	0.3%
2013(2)	22,838	551,946	4.1%	0.7%
2014(2)	65,813	518,001	12.7%	2.0%
2015	109,436	499,713	21.9%	3.4%
2016	208,176	554,245	37.6%	6.5%
2017	279,667	529,488	52.8%	8.7%
2018	527,432	633,687	83.2%	16.4%
2019	171,684	174,111	98.6%	5.3%
Subtotal	1,396,462	4,393,823	31.8%	43.4%
Europe:
2013(2)	247,509	619,079	40.0%	7.7%
2014(2)	228,433	630,342	36.2%	7.1%
2015(2)	177,460	423,301	41.9%	5.5%
2016	157,254	258,853	60.8%	4.9%
2017	333,760	464,110	71.9%	10.4%
2018	418,012	455,551	91.8%	13.0%
2019	83,741	83,640	100.1%	2.6%
Subtotal	1,646,169	2,934,876	56.1%	51.3%
Other geographies:
2014	64,928	86,989	74.6%	2.0%
2015(2)	18,667	91,039	20.5%	0.6%
2016	24,867	79,739	31.2%	0.8%
2017	30,071	57,596	52.2%	0.9%
2018	26,284	38,457	68.3%	0.8%
2019	4,139	4,084	101.3%	0.1%
Subtotal	168,956	357,904	47.2%	5.3%
Total	$3,211,587	$7,686,603	41.8%	100.0%
________________________

(1)
Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(2)	Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of March 31, 2019, we had $3.2 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2019(1)	$328,009	$154,478	$12,073	$494,560
2020	420,429	215,185	24,766	660,380
2021	243,238	198,936	34,837	477,011
2022	145,922	170,392	37,570	353,884
2023	94,493	147,502	30,955	272,950
2024	62,266	135,678	20,015	217,959
2025	42,289	124,984	5,068	172,341
2026	29,837	122,488	2,198	154,523
2027	19,992	115,133	1,029	136,154
2028	9,444	105,449	434	115,327
2029	543	56,747	11	57,301
2030	—	39,431	—	39,431
2031	—	28,104	—	28,104
2032	—	20,917	—	20,917
2033	—	10,162	—	10,162
2034	—	583	—	583
Total	$1,396,462	$1,646,169	$168,956	$3,211,587
________________________

(1)	2019 amount consists of nine months data from April 1, 2019 to December 31, 2019.

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of March 31,
	2019		2018
	Domestic	International	Domestic	International(1)
General & Administrative	1,097	2,402	970	2,725
Account Manager	495	3,941	446	4,367
Total	1,592	6,343	1,416	7,092
________________________

(1)	Headcount as of March 31, 2018 includes 272 general and administrative and 477 account manager Refinancia employees.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2017	807	$1,657,393	$218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
Net cash provided by operating activities	$10,991	$1,029
Net cash used in investing activities	(69,514)	(84,488)
Net cash provided by financing activities	71,547	84,638
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
Net cash provided by operating activities was $11.0 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively. Cash provided by operating activities is affected by net income, various non-cash add backs in operating activities, including portfolio allowance reversals, and changes in operating assets and liabilities. The primary drivers of the change in operating cash flow included net income, interest expense, and various changes in operating assets and liabilities. Prepaid income tax and income taxes payable consumed $30.2 million and $2.2 million during the three months ended March 31, 2019 and March 31, 2018, respectively, while accounts payable, accrued liabilities and other liabilities consumed $67.8 million and $35.5 million during the three months ended March 31, 2019 and March 31, 2018, respectively.

Investing Cash Flows
Net cash used in investing activities was $69.5 million and $84.5 million during the three months ended March 31, 2019 and 2018, respectively. Cash used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $258.6 million and $280.9 million during the three months ended March 31, 2019 and 2018, respectively. Collection proceeds applied to the principal of our receivable portfolios were $201.3 million and $206.4 million during the three months ended March 31, 2019 and 2018, respectively. Capital expenditures for fixed assets acquired with internal cash flows were $10.2 million and $11.2 million for the three months ended March 31, 2019 and 2018, respectively.
Financing Cash Flows
Net cash provided by financing activities was $71.5 million and $84.6 million during the three months ended March 31, 2019 and 2018, respectively. Cash provided by financing activities is generally affected by borrowings under our credit facilities and proceeds from various debt offering, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $196.3 million and $177.4 million during the three months ended March 31, 2019 and 2018, respectively. Repayments of amounts outstanding under our credit facilities were $119.9 million and $87.4 million during the three months ended March 31, 2019 and 2018, respectively.
Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, debt offerings, and equity offerings. From time to time, depending on the capital markets, we consider additional financings to fund our operations and acquisitions. We continue to explore possible synergies with respect to Cabot, including in connection with potential debt financing options. From time to time, we may repurchase outstanding debt or equity and/or restructure or refinance current debt obligations. Our primary cash requirements have included the purchase of receivable portfolios, entity acquisitions, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
We have a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021. As of March 31, 2019, we had $500.0 million outstanding and $138.8 million of availability under the Revolving Credit Facility and $183.1 million outstanding under the Term Loan Facility.
Through Cabot, we have a revolving credit facility of £385.0 million (approximately $501.8 million) (the “Cabot Credit Facility”). As of March 31, 2019, we had £245.2 million (approximately $319.8 million) outstanding and £139.8 million (approximately $182.2 million) of availability under the Cabot Credit Facility.
In August 2018, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million in amounts and at times as we determine from time to time. During the three months ended March 31, 2019, we did not issue any shares under our ATM Program.
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
We are in compliance with all covenants under our financing arrangements. See Note 8, “Debt, net” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at March 31, 2019 consisted of $39.6 million held by U.S.-based entities and $127.5 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At March 31, 2019, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Interest Rates. At March 31, 2019, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 12, “Commitments and Contingencies,” to the consolidated financial statements.
Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 6 – Exhibits

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1+	Executive Service Agreement, dated February 10, 2014, between Cabot Credit Management Limited and Kenneth John Stannard (filed herewith)

10.2+	Letter Agreement, dated July 23, 2018, between Cabot Credit Management Limited and Kenneth John Stannard (filed herewith)

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
Date: May 8, 2019