Form 10-Q
period 2019-06-30
ENCORE CAPITAL GROUP INC
filed 2019-08-07
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________.
COMMISSION FILE NUMBER: 000-26489
ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
350 Camino De La Reina, Suite 100
San Diego, California 92108
(Address of principal executive offices, including zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.01 par value	31,057,356 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$168,565	$157,418
Investment in receivable portfolios, net	3,224,568	3,137,893
Deferred court costs, net	92,595	95,918
Property and equipment, net	118,001	115,518
Other assets	341,769	257,002
Goodwill	865,527	868,126
Total assets	$4,811,025	$4,631,875
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$218,837	$287,945
Debt, net	3,529,717	3,490,633
Other liabilities	159,514	33,609
Total liabilities	3,908,068	3,812,187
Commitments and contingencies
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 and 50,000 shares authorized, 30,980 and 30,884 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	310	309
Additional paid-in capital	211,508	208,498
Accumulated earnings	806,104	720,189
Accumulated other comprehensive loss	(117,427)	(110,987)
Total Encore Capital Group, Inc. stockholders’ equity	900,495	818,009
Noncontrolling interest	2,462	1,679
Total equity	902,957	819,688
Total liabilities and equity	$4,811,025	$4,631,875
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

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$164	$448
Investment in receivable portfolios, net	503,586	501,489
Other assets	5,865	9,563
Liabilities
Accounts payable and accrued liabilities	$—	$4,556
Debt, net	444,455	445,837
Other liabilities	46	46
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Revenue from receivable portfolios	$312,495	$292,662	$623,653	$573,671
Other revenues	32,316	39,453	66,868	75,421
Total revenues	344,811	332,115	690,521	649,092
Allowance reversals on receivable portfolios, net	2,063	17,632	3,430	27,443
Total revenues, adjusted by net allowances	346,874	349,747	693,951	676,535
Operating expenses
Salaries and employee benefits	96,227	90,960	188,061	180,219
Cost of legal collections	51,448	51,255	100,475	105,110
Other operating expenses	29,546	39,039	59,160	72,787
Collection agency commissions	13,560	12,151	29,562	23,905
General and administrative expenses	32,620	41,986	72,167	81,270
Depreciation and amortization	9,741	10,923	19,736	21,359
Total operating expenses	233,142	246,314	469,161	484,650
Income from operations	113,732	103,433	224,790	191,885
Other expense
Interest expense	(63,913)	(60,536)	(118,880)	(117,998)
Other expense	(1,244)	(4,615)	(4,220)	(2,422)
Total other expense	(65,157)	(65,151)	(123,100)	(120,420)
Income from operations before income taxes	48,575	38,282	101,690	71,465
Provision for income taxes	(11,753)	(11,308)	(15,426)	(20,778)
Net income	36,822	26,974	86,264	50,687
Net income attributable to noncontrolling interest	(161)	(676)	(349)	(2,562)
Net income attributable to Encore Capital Group, Inc. stockholders	$36,661	$26,298	$85,915	$48,125

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$1.17	$1.01	$2.75	$1.84
Diluted	$1.17	$1.00	$2.74	$1.82

Weighted average shares outstanding:
Basic	31,225	26,150	31,193	26,103
Diluted	31,426	26,409	31,372	26,413
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$36,822	$26,974	$86,264	$50,687
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized loss on derivative instruments	(3,560)	(1,485)	(5,762)	(2,154)
Income tax effect	849	699	1,021	539
Unrealized loss on derivative instruments, net of tax	(2,711)	(786)	(4,741)	(1,615)
Change in foreign currency translation:
Unrealized loss on foreign currency translation	(8,845)	(35,022)	(1,265)	(16,517)
Other comprehensive loss, net of tax	(11,556)	(35,808)	(6,006)	(18,132)
Comprehensive income (loss)	25,266	(8,834)	80,258	32,555
Comprehensive income (loss) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	(161)	(676)	(349)	(2,562)
Unrealized (gain) loss on foreign currency translation	(7)	371	(434)	(1,412)
Comprehensive income attributable to noncontrolling interest	(168)	(305)	(783)	(3,974)
Comprehensive income (loss) attributable to Encore Capital Group, Inc. stockholders	$25,098	$(9,139)	$79,475	$28,581
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at March 31, 2019	30,967	$310	$208,374	$769,443	$(105,864)	$2,294	$874,557
Net income	—	—	—	36,661	—	161	36,822
Other comprehensive income (loss), net of tax	—	—	—	—	(11,563)	7	(11,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	13	—	521	—	—	—	521
Stock-based compensation	—	—	3,581	—	—	—	3,581
Other	—	—	(968)	—	—	—	(968)
Balance at June 30, 2019	30,980	$310	$211,508	$806,104	$(117,427)	$2,462	$902,957

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at March 31, 2018	25,912	$259	$45,906	$626,130	$(61,463)	$(9,057)	$601,775
Net income	—	—	—	26,298	—	(513)	25,785
Other comprehensive income (loss), net of tax	—	—	—	—	(35,437)	449	(34,988)
Change in fair value of redeemable noncontrolling interest	—	—	19,430	—	—	—	19,430
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	19	—	435	—	—	—	435
Stock-based compensation	—	—	3,141	—	—	—	3,141
Other	—	—	(92)	—	—	—	(92)
Balance at June 30, 2018	25,931	$259	$68,820	$652,428	$(96,900)	$(9,121)	$615,486

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
Net income	—	—	—	85,915	—	349	86,264
Other comprehensive income (loss), net of tax	—	—	—	—	(6,440)	434	(6,006)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	96	1	(1,429)	—	—	—	(1,428)
Stock-based compensation	—	—	5,407	—	—	—	5,407
Other	—	—	(968)	—	—	—	(968)
Balance at June 30, 2019	30,980	$310	$211,508	$806,104	$(117,427)	$2,462	$902,957

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2017	25,801	$258	$42,646	$616,314	$(77,356)	$(9,929)	$571,933
Net income	—	—	—	48,125	—	189	48,314
Other comprehensive income (loss), net of tax	—	—	—	—	(19,544)	619	(18,925)
Change in fair value of redeemable noncontrolling interest	—	—	19,430	(12,011)	—	—	7,419
Purchase of noncontrolling interest	—	—	3,424	—	—	—	3,424
Issuance of share-based awards, net of shares withheld for employee taxes	130	1	(1,916)	—	—	—	(1,915)
Stock-based compensation	—	—	5,417	—	—	—	5,417
Other	—	—	(181)	—	—	—	(181)
Balance at June 30, 2018	25,931	$259	$68,820	$652,428	$(96,900)	$(9,121)	$615,486
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$86,264	$50,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,736	21,359
Other non-cash interest expense, net	16,233	22,253
Interest expense related to financing	3,496	—
Stock-based compensation expense	5,407	5,445
(Gain) loss on derivative instruments, net	(173)	8,656
Deferred income taxes	23,977	8,256
Allowance reversals on receivable portfolios, net	(3,430)	(27,443)
Other, net	14,000	(7,456)
Changes in operating assets and liabilities
Deferred court costs and other assets	23,739	(13,366)
Prepaid income tax and income taxes payable	(36,569)	22,550
Accounts payable, accrued liabilities and other liabilities	(43,860)	6,686
Net cash provided by operating activities	108,820	97,627
Investing activities:
Purchases of receivable portfolios, net of put-backs	(499,937)	(633,040)
Collections applied to investment in receivable portfolios, net	405,081	415,174
Purchases of property and equipment	(17,480)	(24,655)
Other, net	(3,352)	1,634
Net cash used in investing activities	(115,688)	(240,887)
Financing activities:
Payment of loan and debt refinancing costs	(7,988)	(1,387)
Proceeds from credit facilities	322,857	425,650
Repayment of credit facilities	(276,188)	(292,430)
Proceeds from senior secured notes	460,512	—
Repayment of senior secured notes	(460,455)	(1,029)
Taxes paid related to net share settlement of equity awards	(1,428)	(2,651)
Proceeds from other debt	8,779	6,144
Repayment of other debt	(17,410)	(12,028)
Other, net	(1,101)	(1,234)
Net cash provided by financing activities	27,578	121,035
Net increase (decrease) in cash and cash equivalents	20,710	(22,225)
Effect of exchange rate changes on cash and cash equivalents	(9,563)	(8,257)
Cash and cash equivalents, beginning of period	157,418	212,139
Cash and cash equivalents, end of period	$168,565	$181,657

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
Recent Accounting Pronouncements
Other than the adoption of the standard discussed above, there have been no new accounting pronouncements made effective during the six months ended June 30, 2019 that have significance, or potential significance, to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC 310-30, which provides authoritative guidance for the accounting of the Company’s investment in receivable portfolios.
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
ASU 2016-13, including the effect of ongoing developments and amendments to the guidance, is expected to result in a significant change to the Company’s accounting for its receivable portfolios. The Company is in the process of implementing ASU 2016-13, including drafting accounting policies, assessing data needs for new reporting requirements, and developing software resources and financial models.
With the exception of the standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
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

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Encore Capital Group, Inc. stockholders	$36,661	$26,298	$85,915	$48,125

Total weighted-average basic shares outstanding	31,225	26,150	31,193	26,103
Dilutive effect of stock-based awards	201	259	179	310
Total weighted-average dilutive shares outstanding	31,426	26,409	31,372	26,413

Basic earnings per share	$1.17	$1.01	$2.75	$1.84
Diluted earnings per share	$1.17	$1.00	$2.74	$1.82

Anti-dilutive employee stock options outstanding were approximately 13,000 and 115,000 during the three and six months ended June 30, 2019, respectively. Anti-dilutive employee stock options outstanding were approximately 13,000 during each of the three and six months ended June 30, 2018, respectively.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,403	$—	$1,403
Interest rate cap contracts	—	311	—	311
Liabilities
Interest rate swap agreements	—	(10,779)	—	(10,779)
Contingent consideration	—	—	(3,819)	(3,819)

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$2,023	$—	$2,023
Liabilities
Foreign currency exchange contracts	—	(237)	—	(237)
Interest rate swap agreements	—	(4,881)	—	(4,881)
Contingent consideration	—	—	(6,198)	(6,198)

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
The following table provides a roll forward of the fair value of contingent consideration for the six months ended June 30, 2019 and year ended December 31, 2018 (in thousands):

Amount
Balance at December 31, 2017	$10,612
Issuance of contingent consideration in connection with acquisition	1,728
Change in fair value of contingent consideration	(5,664)
Payment of contingent consideration	(271)
Effect of foreign currency translation	(207)
Balance at December 31, 2018	6,198
Change in fair value of contingent consideration	(2,199)
Payment of contingent consideration	(131)
Effect of foreign currency translation	(49)
Balance at June 30, 2019	$3,819

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned (“REO”) assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 2 measurements. The fair value estimate of the assets held for sale was approximately $38.6 million and $26.7 million as of June 30, 2019 and December 31, 2018, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
In accordance with the disclosure requirements of ASC Topic 825, Financial Instruments, the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the following table are recorded in the consolidated statements of financial condition at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios	$3,224,568	$3,293,067	$3,137,893	$3,525,861
Deferred court costs	92,595	92,595	95,918	95,918
Financial Liabilities
Encore convertible notes and exchangeable notes(1)	626,006	652,063	619,639	553,744
Cabot senior secured notes(2)	1,106,031	1,132,027	1,109,922	1,036,905
________________________

(1)	Carrying amount represents the portion of the convertible and exchangeable notes classified as debt, while estimated fair value pertains to the face amount of the notes.

(2)	Carrying amount represents historical cost, adjusted for any related debt discount or debt premium.
Investment in Receivable Portfolios:
The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balance due. The Company computes the fair value of its investment in receivable portfolios using Level 3 inputs by discounting the estimated future cash flows generated by its proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. In accordance with authoritative guidance related to fair value measurements, the Company estimates the average cost to collect and discount rates based on its estimate of what a market participant might use in valuing these portfolios. The determination of such inputs requires significant judgment, including assessing the assumed market participant’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,293.1 million and $3,525.9 million as of June 30, 2019 and December 31, 2018, respectively, as compared to the carrying value of $3,224.6 million and $3,137.9 million as of June 30, 2019 and December 31, 2018, respectively. A 100 basis point increase in the cost to collect and discount rate used would result in a decrease in the fair value of U.S. and European portfolios by approximately $55.9 million and $73.7 million, respectively, as of June 30, 2019. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs was $92.6 million and $95.9 million as of June 30, 2019 and December 31, 2018, respectively, and approximated fair value.
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
Encore’s convertible notes and exchangeable notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible notes and exchangeable notes was $626.0 million and $619.6 million, net of the debt discount of $30.0 million and $36.4 million as of June 30, 2019 and December 31, 2018, respectively. The fair value estimate for these convertible notes and exchangeable notes, which incorporates quoted market prices using Level 2 inputs, was approximately $652.1 million and $553.7 million as of June 30, 2019 and December 31, 2018, respectively.

Cabot’s senior secured notes are carried at historical cost, adjusted for the debt discount, if applicable. The net carrying value of Cabot’s senior secured notes was $1,106.0 million and $1,109.9 million as of June 30, 2019 and December 31, 2018, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,132.0 million and $1,036.9 million as of June 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$1,230	Other liabilities	(237)
Interest rate cap contracts	Other assets	311	Other assets	2,023
Interest rate swap agreements	Other liabilities	(10,779)	Other liabilities	(4,881)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	173	—	—

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
Certain of the Company’s foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect the Company’s earnings. If all or a portion of the forecasted transaction is cancelled, the accumulated gains or losses in OCI would be reclassified into earnings.
As of June 30, 2019, the total notional amount of the forward contracts that were designated as cash flow hedging instruments was $28.8 million. The Company estimates that approximately $1.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the six months ended June 30, 2019 and 2018.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. In accordance with authoritative guidance relating to derivatives and hedging transactions, the Company designates its interest rate swap instruments as cash flow hedges. As of June 30, 2019, there were six interest rate swap agreements outstanding with a total notional amount of $368.1 million.
As of June 30, 2019, the Company also held two interest rate cap contracts (the “2018 Caps”) with a notional amount of £350.0 million (approximately $444.5 million) that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate debt. The 2018 Caps mature in 2021 and are structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months GBP-LIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent GBP-LIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationship to be highly effective and designates the 2018 Caps as cash flow hedge instruments.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$456	$(967)	Salaries and employee benefits	$80	$434
Foreign currency exchange contracts	69	(76)	General and administrative expenses	13	35
Interest rate swap agreements	(4,296)	(21)	Interest expense	(444)	8
Interest rate cap contracts	(140)	—	Interest expense	—	—

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$1,391	$(1,074)	Salaries and employee benefits	$(15)	$983
Foreign currency exchange contracts	(9)	(76)	General and administrative expenses	(71)	35
Interest rate swap agreements	(6,382)	(12)	Interest expense	(864)	25
Interest rate cap contracts	(1,712)	—	Interest expense	—	—

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
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency exchange contracts	Other expense	$173	$(6,174)	$173	$(6,940)
Interest rate cap contracts	Interest expense	—	(1,628)	—	(1,716)

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
If the amount or timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the carrying value of a Cost Recovery Portfolio has been fully recovered.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2018	$3,773,171	$253,035	$4,026,206
Revenue from receivable portfolios	(285,255)	(25,903)	(311,158)
Allowance (reversals) on receivable portfolios, net	900	(2,267)	(1,367)
Additions (reductions) on existing portfolios, net	38,512	(199)	38,313
Additions for current purchases	285,637	—	285,637
Effect of foreign currency translation	26,244	217	26,461
Balance at March 31, 2019	$3,839,209	$224,883	$4,064,092
Revenue from receivable portfolios	(285,562)	(26,933)	(312,495)
Allowance (reversals) on receivable portfolios, net	255	(2,318)	(2,063)
Additions (reductions) on existing portfolios, net	113,074	32,285	145,359
Additions for current purchases	277,556	—	277,556
Effect of foreign currency translation	(46,492)	(34)	(46,526)
Balance at June 30, 2019	$3,898,040	$227,883	$4,125,923

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701
Revenue from receivable portfolios	(249,821)	(31,188)	(281,009)
Allowance (reversals) on receivable portfolios, net	(8,082)	(1,729)	(9,811)
Additions (reductions) on existing portfolios, net	(24,945)	(39,529)	(64,474)
Additions for current purchases	285,172	—	285,172
Effect of foreign currency translation	57,577	643	58,220
Balance at March 31, 2018	$3,754,970	$297,829	$4,052,799
Revenue from receivable portfolios	(258,698)	(33,964)	(292,662)
Allowance (reversals) on receivable portfolios, net	(15,411)	(2,221)	(17,632)
Additions (reductions) on existing portfolios, net	136,267	5,824	142,091
Additions for current purchases	345,006	—	345,006
Effect of foreign currency translation	(97,448)	(597)	(98,045)
Balance at June 30, 2018	$3,864,686	$266,871	$4,131,557

During the three months ended June 30, 2019, the Company purchased receivable portfolios with a face value of $2.3 billion for $242.7 million, or a purchase price of 10.5% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2019 amounted to $520.3 million. During the three months ended June 30, 2018, the Company purchased receivable portfolios with a face value of $2.9 billion for $359.6 million, or a purchase price of 12.5% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2018 amounted to $704.4 million.
During the six months ended June 30, 2019, the Company purchased receivable portfolios with a face value of $4.0 billion for $505.0 million, or a purchase price of 12.5% of face value. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2019 amounted to $1,068.2 million. During the six months ended June 30, 2018, the Company purchased receivable portfolios with a face value of $4.7 billion for $636.3 million, or a purchase price of 13.6% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended June 30, 2018 amounted to $1,260.6 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2019 and 2018, Zero Basis Revenue was approximately $26.9 million and $34.0 million, respectively. During the three months ended June 30, 2019 and 2018, allowance reversals on Zero Basis Portfolios were $2.3 million and $2.2 million, respectively.
During the six months ended June 30, 2019 and 2018, Zero Basis Revenue was approximately $52.8 million and $65.2 million, respectively. During the six months ended June 30, 2019 and 2018, allowance reversals on Zero Basis Portfolios were $4.6 million and $4.0 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2019
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,203,892	$7,695	$—	$3,211,587
Purchases of receivable portfolios	242,697	—	—	242,697
Transfer of portfolios(4)	(78,980)	78,980	—	—
Transfers to assets held for sale	(813)	(1,514)	—	(2,327)
Collections on receivable portfolios (1)	(484,018)	(1,615)	(29,248)	(514,881)
Put-Backs and Recalls(2)	(1,392)	—	(3)	(1,395)
Foreign currency adjustments	(26,756)	1,085	—	(25,671)
Revenue recognized	285,562	—	26,933	312,495
Portfolio (allowance) reversals, net	(255)	—	2,318	2,063
Balance, end of period	$3,139,937	$84,631	$—	$3,224,568
Revenue as a percentage of collections(3)	59.0%	0.0%	92.1%	60.7%

	Three Months Ended June 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,013,519	$10,622	$—	$3,024,141
Purchases of receivable portfolios	359,580	—	—	359,580
Transfers to assets held for sale	(2,033)	(262)	—	(2,295)
Collections on receivable portfolios (1)	(460,478)	(252)	(35,363)	(496,093)
Put-Backs and Recalls(2)	(8,484)	—	(24)	(8,508)
Foreign currency adjustments	(101,921)	(577)	—	(102,498)
Revenue recognized	258,698	—	33,964	292,662
Reclassification adjustment(5)	—	798	(798)	—
Portfolio allowance reversals, net	15,411	—	2,221	17,632
Balance, end of period	$3,074,292	$10,329	$—	$3,084,621
Revenue as a percentage of collections(3)	56.2%	0.0%	96.0%	59.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(3)	Revenue as a percentage of collections excludes the effect of net portfolio allowances or net portfolio allowance reversals.

(4)
Represents all portfolios in Mexico, which were transferred from accrual basis portfolios to cost recovery portfolios as the timing of future collections were determined to not be currently reasonably estimable due to the changing political and economic conditions in Mexico.

(5)	Reclassification relating to certain Zero Basis Revenue that was classified as collections in cost recovery portfolios in prior periods.

	Six Months Ended June 30, 2019
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,129,502	$8,391	$—	$3,137,893
Purchases of receivable portfolios	505,032	—	—	505,032
Transfer of portfolios(5)	(78,980)	78,980	—	—
Transfers to assets held for sale	(3,958)	(1,958)	—	(5,916)
Collections on receivable portfolios (1)	(969,616)	(1,706)	(57,412)	(1,028,734)
Put-Backs and Recalls(2)	(5,086)	—	(9)	(5,095)
Foreign currency adjustments	(6,619)	924	—	(5,695)
Revenue recognized	570,817	—	52,836	623,653
Portfolio (allowance) reversals, net	(1,155)	—	4,585	3,430
Balance, end of period	$3,139,937	$84,631	$—	$3,224,568
Revenue as a percentage of collections(4)	58.9%	0.0%	92.0%	60.6%

	Six Months Ended June 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	636,342	—	—	636,342
Transfers to assets held for sale	(5,105)	(262)	—	(5,367)
Collections on receivable portfolios (1)	(915,621)	(1,423)	(68,151)	(985,195)
Put-Backs and Recalls(2)	(12,175)	—	(153)	(12,328)
Foreign currency adjustments	(40,331)	(227)	—	(40,558)
Revenue recognized	508,519	—	65,152	573,671
Reclassification adjustment(3)	—	798	(798)	—
Portfolio allowance reversals, net	23,493	—	3,950	27,443
Balance, end of period	$3,074,292	$10,329	$—	$3,084,621
Revenue as a percentage of collections(4)	55.5%	0.0%	95.6%	58.2%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(3)	Reclassification relating to certain Zero Basis Revenue that was classified as collections in cost recovery portfolios in prior periods.

(4)	Revenue as a percentage of collections excludes the effect of net portfolio allowances or net portfolio allowance reversals.

(5)
Represents all portfolios in Mexico, which were transferred from accrual basis portfolios to cost recovery portfolios as the timing of future collections were determined to not be currently reasonably estimable, due to the changing political and economic conditions in Mexico.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$59,428	$94,317	$60,631	$102,576
Provision for portfolio allowances	1,089	1,720	3,715	2,660
Reversal of prior allowances	(3,152)	(19,352)	(7,145)	(30,103)
Effect of foreign currency translation	(161)	(1,556)	3	(4)
Balance at end of period	$57,204	$75,129	$57,204	$75,129

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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2019	December 31, 2018
Court costs advanced	$854,911	$828,713
Court costs recovered	(354,004)	(336,335)
Court costs reserve	(408,312)	(396,460)
Deferred court costs	$92,595	$95,918

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$(399,991)	$(378,190)	$(396,460)	$(364,015)
Provision for court costs	(23,635)	(19,161)	(39,348)	(44,228)
Net down of reserve after deferral period	13,476	12,435	27,255	25,387
Effect of foreign currency translation	1,838	3,791	241	1,731
Balance at end of period	$(408,312)	$(381,125)	$(408,312)	$(381,125)

Note 7: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Operating lease right-of-use asset	$95,954	$—
Identifiable intangible assets, net	56,441	60,581
Assets held for sale	38,580	26,664
Service fee receivables	30,029	28,035
Other financial receivables	20,850	47,363
Prepaid expenses	19,169	24,989
Deferred tax assets	11,833	24,910
Income tax receivable	7,628	—
Other	61,285	44,460
Total	$341,769	$257,002

Note 8: Debt, Net
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2019. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	June 30, 2019	December 31, 2018
Encore revolving credit facility	$496,000	$429,000
Encore term loan facility	179,320	195,056
Encore senior secured notes	325,000	325,000
Encore convertible notes and exchangeable notes	656,000	656,000
Less: debt discount	(29,994)	(36,361)
Cabot senior secured notes	1,106,031	1,111,399
Less: debt discount	—	(1,477)
Cabot senior revolving credit facility	291,435	298,005
Cabot securitisation senior facilities	444,455	445,837
Other credit facilities	41,088	43,354
Other	55,207	64,566
Finance lease liabilities	8,429	7,563
	3,572,971	3,537,942
Less: debt issuance costs, net of amortization	(43,254)	(47,309)
Total	$3,529,717	$3,490,633

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
Provisions of the Restated Credit Agreement as of June 30, 2019 include, but are not limited to:

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
At June 30, 2019, the outstanding balance under the Revolving Credit Facility was $496.0 million, which bore a weighted average interest rate of 5.47% and 4.92% for the three months ended June 30, 2019 and 2018, respectively, and 5.48% and 4.78% for the six months ended June 30, 2019 and 2018, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $160.8 million as of June 30, 2019. At June 30, 2019, the outstanding balance under the Term Loan Facility was $179.3 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. As of June 30, 2019, $325.0 million of the Senior Secured Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of June 30, 2019 are listed below.

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

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes
Debt component	$140,247	$143,645	$137,266	$157,971
Equity component	$32,253	$17,355	$12,734	$14,009
Equity issuance cost	$1,106	$581	$398	$—
Stated interest rate	3.000%	2.875%	3.250%	4.500%
Effective interest rate	6.350%	4.700%	5.200%	6.500%

The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	June 30, 2019	December 31, 2018
Liability component—principal amount	$656,000	$656,000
Unamortized debt discount	(29,994)	(36,361)
Liability component—net carrying amount	$626,006	$619,639
Equity component	$76,351	$76,351

The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense—stated coupon rate	$5,571	$3,651	$10,908	$7,293
Interest expense—amortization of debt discount	3,244	2,464	6,365	4,892
Total interest expense—Convertible Notes and Exchangeable Notes	$8,815	$6,115	$17,273	$12,185

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
The details of the hedge program for each of the Convertible Notes and Exchangeable Notes are listed below (in thousands, except conversion price):

	2020 Convertible Notes	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$18,113	$19,545	$17,785
Initial conversion or exchange price	$45.72	$59.39	$44.62
Effective conversion or exchange price	$61.55	$83.14	$62.48

Cabot Senior Secured Notes
The following table provides a summary of the Cabot senior secured notes ($ in thousands):

	June 30, 2019	December 31, 2018	Maturity date	Interest rate
Floating rate senior secured notes due 2024	$454,691	$—	June 2024	EURIBOR +6.375%
Floating rate senior secured notes due 2021	—	356,067	November 2021	EURIBOR +5.875%
Senior secured notes due 2023	651,340	653,355	October 2023	7.500%
Senior secured notes due 2021	—	101,977	April 2021	6.500%
	$1,106,031	$1,111,399
In June 2019, Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, issued €400.0 million (approximately $452.0 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2024 (the “2024 Cabot Floating Rate Notes”). The 2024 Cabot Floating Rate Notes will mature on June 14, 2024 and bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 6.375%, reset quarterly. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

The proceeds from the issuance of the 2024 Cabot Floating Rate Notes, together with cash on hand, were used to (1) fully redeem existing €310.0 million (approximately $350.3 million) floating rate notes due in November 2021 and pay premium and accrued interest thereon, (2) fully redeem existing £80.0 million (approximately $101.6 million) senior secured notes due in April 2021 and pay accrued interest thereon, and (3) pay commissions, fees and other expenses. The transaction was treated as a debt extinguishment and related fees of approximately $9.0 million were recorded as interest expense in the Company’s consolidated statements of operations during the three and six months ended June 30, 2019.
The 2024 Cabot Floating Rate Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial II, Marlin Intermediate Holdings plc, Cabot Securitisation UK Limited and Cabot Securitisation (UK) II Limited). The 2024 Cabot Floating Rate Notes are secured by a first-ranking security interest in all the outstanding shares of Cabot Financial II and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial II and the guarantors (other than CCM).
Cabot Financial (Luxembourg) S.A. (“Cabot Financial”) has issued £512.9 million (approximately $651.3 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial, Marlin Intermediate Holdings plc, Cabot Securitisation UK Limited and Cabot Securitisation (UK) II Limited). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). Subject to the Intercreditor Agreement described below under “Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the 2024 Cabot Floating Rate Notes and the Cabot Credit Facility described below.
Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense—stated coupon rate	$23,678	$21,239	$47,333	$42,839
Interest expense—amortization of debt discount	81	119	200	3
Total interest expense—Cabot senior secured notes	$23,759	$21,358	$47,533	$42,842

Cabot Senior Revolving Credit Facilities
In November 2018, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an amended and restated senior secured revolving credit facility agreement (as amended and restated, the “Cabot Credit Facility”). As of June 30, 2019, the Cabot Credit Facility provides for a total committed facility of £385.0 million of which £375.0 million expires in September 2022 and £10.0 million expires in September 2021, and included the following key provisions:

•
Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.00% per annum for the £375.0 million facility, and interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.25% per annum for the £10.0 million facility;

•	A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;

•	A restrictive covenant that limits the super senior loan (i.e. the Cabot Credit Facility and any super priority hedging liabilities) to value ratio to 0.275;

•	Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and

•	Events of default which, upon occurrence, may permit the lenders to terminate the Cabot Credit Facility and declare all amounts outstanding to be immediately due and payable.
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
At June 30, 2019, the outstanding borrowings under the Cabot Credit Facilities were £229.5 million (approximately $291.4 million). The weighted average interest rate was 3.36% and 3.68% for the three months ended June 30, 2019 and 2018, respectively, and 3.36% and 3.72% for the six months ended June 30, 2019 and 2018, respectively. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £155.5 million (approximately $197.5 million) as of June 30, 2019.
Cabot Securitisation Senior Facility
Cabot’s wholly owned subsidiary Cabot Securitisation UK Ltd (“Cabot Securitisation”) entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £300.0 million was drawn as of June 30, 2019. The Senior Facility Agreement matures in September 2023. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £331.8 million (approximately $421.3 million) as of June 30, 2019. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
In November 2018, Cabot’s wholly owned subsidiary Cabot Securitisation UK II Ltd (“Cabot Securitisation II”) entered into a new non-recourse asset backed senior facility of £50.0 million, with a maturity date in September 2023. The facility is secured by first ranking security interests over all of Cabot Securitisation II’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £52.7 million (approximately $66.9 million) as of June 30, 2019. Funds drawn under this facility will bear interest at a rate per annum equal to LIBOR plus a margin of 4.075%.
At June 30, 2019, the outstanding borrowings under the Cabot Securitisation Senior Facility were approximately $444.5 million (£350.0 million). The weighted average interest rate was 3.75% for the three and six months ended June 30, 2019 and 3.35% for the three and six months ended June 30, 2018.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to Note 9, “Variable Interest Entities,” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of June 30, 2019, the Company’s finance lease liabilities were approximately $8.4 million. Refer to “Note 11: Leases” for further details.
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
As of June 30, 2019, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs.

Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 10: Income Taxes
Income tax expense was $11.8 million and $11.3 million during the three months ended June 30, 2019 and 2018, respectively, and $15.4 million and $20.8 million during the six months ended June 30, 2019 and 2018, respectively. The decrease in income tax expense for the six months ended June 30, 2019 as compared to the corresponding period in 2018 was primarily due to the recording of a tax benefit of approximately $9.1 million related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service (“IRS”) during the first quarter of 2019.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	3.6%	1.5%	3.0%	1.5%
Change in valuation allowance	2.6%	16.6%	2.2%	15.5%
Foreign income taxed at different rates(1)	(3.8)%	(8.1)%	(2.3)%	(7.7)%
Change in tax accounting method(2)	—%	—%	(8.9)%	—%
Other	0.8%	(1.5)%	0.2%	(1.2)%
Effective rate	24.2%	29.5%	15.2%	29.1%
________________________

(1)	Relates primarily to lower tax rates attributable to international operations.

(2)
During the first quarter of 2019, the Company received IRS approval for a tax accounting method change related to revenue reporting. The revised tax accounting method more closely aligns with the Company’s book accounting method for revenue reporting.

In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since the Company operates in foreign countries with varying tax rates, the impact of the results the international operations have on the Company’s quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2019 and 2018, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $19.9 million at June 30, 2019. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $13.0 million as of June 30, 2019. There were no material changes in gross unrecognized tax benefits from December 31, 2018.
Of the Company’s $168.6 million of cash and cash equivalents as of June 30, 2019, $139.3 million was held outside of the United States. Following the enactment of the Tax Reform Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The Company maintains non-U.S. funds in its foreign operations to (1) provide adequate working capital, (2) satisfy various regulatory requirements, and (3) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. The Company regularly evaluates its election to indefinitely reinvest its non-U.S. earnings. As of June 30, 2019, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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
The majority of the Company’s leases are for corporate offices, various facilities and information technology equipment. The components of lease expense for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs(1)	$3,877	$8,655
Finance lease costs
Amortization of right-of-use assets	376	813
Interest on lease liabilities	241	415
Total lease costs	$4,494	$9,883
________________________

(1)
Operating lease expenses are included in general and administrative expenses in the Company’s consolidated statements of operations. Costs include short-term and variable lease components which were not material for the periods.

The following table provides supplemental consolidated balance sheet information related to leases as of June 30, 2019 (in thousands):

	Classification	June 30, 2019
Assets
Operating lease right-of-use assets	Other assets	$95,954
Finance lease right-of-use assets	Property and equipment, net	8,498
Total lease right-of-use assets		$104,452

Liabilities
Operating lease liabilities	Other liabilities	$109,518
Finance lease liabilities	Debt, net	8,429
Total lease liabilities		$117,947

Supplemental lease information is summarized below (in thousands, except rate and lease term):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Right-of-use assets obtained in exchange for new operating lease obligations	$655	$110,252
Right-of-use assets obtained in exchange for new finance lease obligations	2,933	2,933
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	2,672	6,861
Finance leases - operating cash flows	241	415
Finance leases - financing cash flows	547	965

June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	7.9
Finance leases	3.5
Weighted-average discount rate
Operating leases(1)	5.4%
Finance leases	4.7%
________________________

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.
Minimum future payments on noncancelable operating leases as of June 30, 2019 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2019(1)	$1,305	$7,399	$8,704
2020	2,639	17,893	20,532
2021	2,467	18,917	21,384
2022	2,234	16,290	18,524
2023	499	14,311	14,810
Thereafter	—	59,445	59,445
Total undiscounted lease payments	9,144	134,255	143,399
Less: imputed interest	(715)	(24,737)	(25,452)
Lease obligations	$8,429	$109,518	$117,947
________________________

(1)	2019 amount consists of six months data from July 1, 2019 to December 31, 2019.

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
At June 30, 2019, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2019, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2019, the Company had entered into agreements to purchase receivable portfolios with a face value of approximately $2.4 billion for a purchase price of approximately $325.6 million. Most purchase commitments do not extend past one year.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues, adjusted by net allowances by geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, adjusted by net allowances(1):
United States	$199,388	$179,843	$388,760	$351,787
International
Europe(2)	130,919	144,462	266,195	275,076
Other geographies	16,567	25,442	38,996	49,672
	147,486	169,904	305,191	324,748
Total	$346,874	$349,747	$693,951	$676,535
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the six months ended June 30, 2019 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2018	$868,126
Effect of foreign currency translation	14,758
Balance, March 31, 2019	882,884
Effect of foreign currency translation	(17,357)
Balance, June 30, 2019	$865,527

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$65,658	$(12,902)	$52,756	$73,458	$(17,025)	$56,433
Developed technologies	6,728	(5,929)	799	7,461	(6,446)	1,015
Trade name and other	7,855	(4,969)	2,886	8,346	(5,213)	3,133
Total intangible assets	$80,241	$(23,800)	$56,441	$89,265	$(28,684)	$60,581

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
LAAP (Latin America and Asia-Pacific)
We have purchased non-performing loans in Colombia, Peru, Mexico and Brazil. Our subsidiary Baycorp Holdings Pty Limited (together with its subsidiaries, “Baycorp”) specializes in the management of non-performing loans in Australia and

New Zealand. In addition to purchasing defaulted receivables, Baycorp offers portfolio management services to banks for non-performing loans. Additionally, we have invested in Encore Asset Reconstruction Company (“EARC”) in India.
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
On May 7, 2019, the Consumer Financial Protection Bureau (“CFPB”) issued a Notice of Proposed Rulemaking (“NPRM”) regarding debt collection. The NPRM proposes rules related to, among other things: disclosures by debt collectors to consumers; requirements for debt validation; use of newer technologies (text, voicemail and email) to communicate with consumers; and limits relating to telephonic communications. The industry and public have a 90-day period to comment on the proposed rules, which has since been extended by 30 days. The CFPB will then evaluate any comments and issue the final rules. It is anticipated that the final rules will be issued in late 2019 or early 2020, with an effective date one year after the final rules are issued.
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
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
MCM (United States)	$179,877	$202,512	$354,104	$381,550
Cabot (Europe)	57,206	147,012	140,846	234,327
Other geographies	5,614	10,056	10,082	20,465
Total purchases	$242,697	$359,580	$505,032	$636,342
During the three months ended June 30, 2019, we invested $242.7 million to acquire receivable portfolios, with face values aggregating $2.3 billion, for an average purchase price of 10.5% of face value. The amount invested in receivable portfolios decreased $116.9 million, or 32.5%, compared with the $359.6 million invested during the three months ended June 30, 2018, to acquire receivable portfolios with face values aggregating $2.9 billion, for an average purchase price of 12.5% of face value.
During the six months ended June 30, 2019, we invested $505.0 million to acquire receivable portfolios, with face values aggregating $4.0 billion, for an average purchase price of 12.5% of face value. The amount invested in receivable portfolios decreased $131.3 million, or 20.6%, compared with the $636.3 million invested during the six months ended June 30, 2018, to acquire receivable portfolios with face values aggregating $4.7 billion, for an average purchase price of 13.6% of face value.
In the United States, capital deployment decreased for the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to minor variation when comparing to prior periods.
In Europe, capital deployment for the three and six months ended June 30, 2019 decreased as compared to the corresponding periods in the prior year. The decreases were primarily the result of a more selective purchasing process in conjunction with a plan to reduce European debt leverage over time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
MCM (United States)(1):
Call center and digital collections	$184,380	$165,277	$369,635	$326,770
Legal collections	145,991	140,955	287,027	273,597
Collection agencies	2,920	4,573	6,223	9,405
Subtotal	333,291	310,805	662,885	609,772
Cabot (Europe)(1):
Call center and digital collections	65,675	67,310	128,340	149,321
Legal collections	49,351	44,890	100,009	76,270
Collection agencies	43,233	44,733	90,710	93,519
Subtotal	158,259	156,933	319,059	319,110
Other geographies(2):
Call center and digital collections	10,037	22,259	20,237	44,430
Legal collections	1,267	2,304	2,797	4,411
Collection agencies	12,027	3,792	23,756	7,472
Subtotal	23,331	28,355	46,790	56,313
Total collections	$514,881	$496,093	$1,028,734	$985,195
________________________

(1)	Certain reclassifications have been made for prior periods.

(2)
In December 2018, we completed the sale of all our interest in Refinancia S.A. (“Refinancia”), which remains the servicer for the non-performing loans we own in Colombia and Peru. As such, subsequent to December 2018, collections for these non-performing loans are classified as collection agency collections instead of call center and digital collections.

Gross collections increased by $18.8 million, or 3.8%, to $514.9 million during the three months ended June 30, 2019, from $496.1 million during the three months ended June 30, 2018. Gross collections increased by $43.5 million, or 4.4%, to $1,028.7 million during the six months ended June 30, 2019, from $985.2 million during the six months ended June 30, 2018.
The increase of collections in the United States during the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. The collections in Europe during the three and six months ended June 30, 2019 positively benefited from certain liquidation improvement initiatives offset by the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2019		2018
Revenues
Revenue from receivable portfolios	$312,495	90.1%	$292,662	83.7%
Other revenues	32,316	9.3%	39,453	11.3%
Total revenues	344,811	99.4%	332,115	95.0%
Allowance reversals on receivable portfolios, net	2,063	0.6%	17,632	5.0%
Total revenues, adjusted by net allowances	346,874	100.0%	349,747	100.0%
Operating expenses
Salaries and employee benefits	96,227	27.7%	90,960	26.0%
Cost of legal collections	51,448	14.8%	51,255	14.7%
Other operating expenses	29,546	8.5%	39,039	11.2%
Collection agency commissions	13,560	3.9%	12,151	3.5%
General and administrative expenses	32,620	9.4%	41,986	12.0%
Depreciation and amortization	9,741	2.8%	10,923	3.0%
Total operating expenses	233,142	67.2%	246,314	70.4%
Income from operations	113,732	32.8%	103,433	29.6%
Other expense
Interest expense	(63,913)	(18.4)%	(60,536)	(17.3)%
Other expense	(1,244)	(0.4)%	(4,615)	(1.3)%
Total other expense	(65,157)	(18.8)%	(65,151)	(18.6)%
Income from operations before income taxes	48,575	14.0%	38,282	10.9%
Provision for income taxes	(11,753)	(3.4)%	(11,308)	(3.2)%
Net income	36,822	10.6%	26,974	7.7%
Net income attributable to noncontrolling interest	(161)	0.0%	(676)	(0.2)%
Net income attributable to Encore Capital Group, Inc. stockholders	$36,661	10.6%	$26,298	7.5%

	Six Months Ended June 30,
	2019		2018
Revenues
Revenue from receivable portfolios	$623,653	89.9%	$573,671	84.8%
Other revenues	66,868	9.6%	75,421	11.1%
Total revenues	690,521	99.5%	649,092	95.9%
Allowance reversals on receivable portfolios, net	3,430	0.5%	27,443	4.1%
Total revenues, adjusted by net allowances	693,951	100.0%	676,535	100.0%
Operating expenses
Salaries and employee benefits	188,061	27.1%	180,219	26.6%
Cost of legal collections	100,475	14.5%	105,110	15.5%
Other operating expenses	59,160	8.5%	72,787	10.8%
Collection agency commissions	29,562	4.3%	23,905	3.5%
General and administrative expenses	72,167	10.4%	81,270	12.0%
Depreciation and amortization	19,736	2.8%	21,359	3.2%
Total operating expenses	469,161	67.6%	484,650	71.6%
Income from operations	224,790	32.4%	191,885	28.4%
Other expense
Interest expense	(118,880)	(17.1)%	(117,998)	(17.4)%
Other expense	(4,220)	(0.6)%	(2,422)	(0.4)%
Total other expense	(123,100)	(17.7)%	(120,420)	(17.8)%
Income from operations before income taxes	101,690	14.7%	71,465	10.6%
Provision for income taxes	(15,426)	(2.2)%	(20,778)	(3.1)%
Net income	86,264	12.5%	50,687	7.5%
Net income attributable to noncontrolling interest	(349)	(0.1)%	(2,562)	(0.4)%
Net income attributable to Encore Capital Group, Inc. stockholders	$85,915	12.4%	$48,125	7.1%
Results of Operations—Cabot Credit Management Limited
The following table summarizes the operating results contributed by CCM (which does not consolidate the results of its European affiliate Grove Europe S.á r.l.) during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues, adjusted by net allowances	$126,993	$134,641	$256,005	$256,866
Total operating expenses	(67,908)	(71,782)	(138,407)	(143,001)
Income from operations	59,085	62,859	117,598	113,865
Interest expense-non-PEC	(37,817)	(31,281)	(66,772)	(60,027)
PEC interest expense	—	(7,634)	—	(15,355)
Other income (expense)	436	(187)	134	591
Income before income taxes	21,704	23,757	50,960	39,074
Provision for income taxes	(3,401)	(4,462)	(8,832)	(9,241)
Net income	18,303	19,295	42,128	29,833
Net income attributable to noncontrolling interest	(161)	(6,833)	(349)	(8,742)
Net income attributable to Encore Capital Group, Inc. stockholders	$18,142	$12,462	$41,779	$21,091

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
Other revenues consist primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. We earn fee-based income by providing debt servicing (such as early stage collections, BPO, contingent collections, trace services and litigation activities) to credit originators for non-performing loans. Other revenues also includes revenues recognized from the sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios in Europe and LAAP.
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
Total revenues, adjusted by net allowances, were $346.9 million during the three months ended June 30, 2019, a decrease of $2.8 million, or 0.8%, compared to total revenues, adjusted by net allowances of $349.7 million during the three months ended June 30, 2018. Total revenues, adjusted by net allowances, were $694.0 million during the six months ended June 30, 2019, an increase of $17.5 million, or 2.6%, compared to total revenues, adjusted by net allowances of $676.5 million during the six months ended June 30, 2018.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 5.9% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and by 6.4% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Revenue from receivable portfolios was $312.5 million during the three months ended June 30, 2019, an increase of $19.8 million, or 6.8%, compared to $292.7 million during the three months ended June 30, 2018. The increase in portfolio revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to sustained improvements in portfolio collections driven by liquidation improvement initiatives.
Revenue from receivable portfolios was $623.7 million during the six months ended June 30, 2019, an increase of $50.0 million, or 8.7%, compared to $573.7 million during the six months ended June 30, 2018. The increase in portfolio revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to sustained improvements in portfolio collections driven by liquidation improvement initiatives.

The following tables summarize collections, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2019					As of June 30, 2019
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Gross Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$26,263	$23,947	91.2%	$2,318	7.7%	$—	—
2011	3,112	2,381	76.5%	304	0.8%	2,001	31.4%
2012	7,144	5,530	77.4%	—	1.8%	7,378	21.7%
2013	22,711	18,560	81.7%	—	5.9%	18,679	28.7%
2014	18,544	10,522	56.7%	440	3.4%	58,168	5.5%
2015	22,772	9,001	39.5%	—	2.9%	95,565	2.9%
2016	42,248	18,770	44.4%	—	6.0%	184,492	3.1%
2017	66,756	33,886	50.8%	—	10.8%	246,610	4.2%
2018	89,079	51,810	58.2%	—	16.6%	489,514	3.4%
2019	34,662	21,980	63.4%	—	7.0%	338,767	3.2%
Subtotal	333,291	196,387	58.9%	3,062	62.8%	1,441,174	4.0%
Europe:
ZBA(4)	102	103	101.0%	—	0.0%	—	—
2013	28,361	22,370	78.9%	—	7.2%	234,929	3.1%
2014	27,071	18,187	67.2%	1	5.8%	214,843	2.7%
2015	17,905	10,544	58.9%	73	3.4%	166,609	2.0%
2016	16,395	10,623	64.8%	—	3.4%	150,196	2.4%
2017	30,252	16,579	54.8%	—	5.3%	315,346	1.7%
2018	30,523	18,153	59.5%	—	5.8%	402,783	1.5%
2019	7,650	5,245	68.6%	—	1.7%	136,094	1.7%
Subtotal	158,259	101,804	64.3%	74	32.6%	1,620,800	2.1%
Other geographies:
ZBA(4)	2,883	2,883	100.0%	—	0.9%
2014	879	207	23.5%	—	0.1%	64,284	12.2%
2015	5,324	3,659	68.7%	—	1.2%	16,527	9.3%
2016	3,667	1,891	51.6%	(1,073)	0.6%	21,924	2.6%
2017	4,413	2,438	55.2%	—	0.8%	27,122	3.9%
2018	4,676	2,573	55.0%	—	0.8%	23,865	3.4%
2019	1,489	653	43.9%	—	0.2%	8,872	3.3%
Subtotal	23,331	14,304	61.3%	(1,073)	4.6%	162,594	4.1%
Total	$514,881	$312,495	60.7%	$2,063	100.0%	$3,224,568	3.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

	Three Months Ended June 30, 2018					As of June 30, 2018
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$32,373	$30,176	93.2%	$2,221	10.3%	$—	—
2008(5)	610	43	7.0%	—	—	—	—
2011	3,613	3,282	90.8%	—	1.1%	4,140	25.0%
2012	9,667	7,878	81.5%	—	2.7%	12,852	18.8%
2013	27,965	20,656	73.9%	—	7.1%	35,527	17.0%
2014	24,899	13,203	53.0%	905	4.5%	89,843	4.5%
2015	33,564	14,299	42.6%	—	4.9%	162,239	2.7%
2016	61,885	26,711	43.2%	—	9.1%	295,276	2.8%
2017	78,626	37,602	47.8%	—	12.8%	406,730	2.9%
2018	37,603	22,843	60.7%	—	7.8%	362,611	3.1%
Subtotal	310,805	176,693	56.9%	3,126	60.3%	1,369,218	3.6%
Europe:
ZBA adjustment(6)	—	798	—	—	0.3%	—	—
ZBA(4)	13	14	107.7%	—	0.0%	—	—
2013	34,060	25,141	73.8%	11,493	8.6%	259,581	3.1%
2014	33,058	20,878	63.2%	2,537	7.1%	263,465	2.5%
2015	22,294	12,540	56.2%	452	4.3%	207,340	2.0%
2016	21,467	12,983	60.5%	—	4.4%	188,700	2.3%
2017	40,177	18,340	45.6%	—	6.3%	392,221	1.5%
2018	5,864	5,756	98.2%	—	2.0%	227,902	1.5%
Subtotal	156,933	96,450	61.5%	14,482	33.0%	1,539,209	2.1%
Other geographies:
ZBA(4)	2,977	2,976	100.0%	—	1.0%	—	—
2014	1,473	4,235	287.5%	—	1.4%	58,447	2.4%
2015	8,146	5,322	65.3%	—	1.8%	26,713	5.9%
2016	6,730	3,063	45.5%	24	1.0%	35,198	2.5%
2017	5,972	2,522	42.2%	—	0.9%	37,816	2.0%
2018	3,057	1,401	45.8%	—	0.6%	18,020	3.5%
Subtotal	28,355	19,519	68.8%	24	6.7%	176,194	3.0%
Total	$496,093	$292,662	59.0%	$17,632	100.0%	$3,084,621	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

(5)	Total collections realized exceed the net book value of the portfolio and have been converted to ZBA.

(6)	Adjustment resulting from certain ZBA revenue that was classified as collections in cost recovery portfolios in prior periods.

	Six Months Ended June 30, 2019					As of June 30, 2019
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Gross Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$51,794	$47,217	91.2%	$4,585	7.6%	$—	—
2011	5,876	4,661	79.3%	304	0.7%	2,001	31.4%
2012	14,480	11,626	80.3%	273	1.9%	7,378	21.7%
2013	44,745	37,739	84.3%	(52)	6.1%	18,679	28.7%
2014	38,211	21,344	55.9%	1,530	3.4%	58,168	5.5%
2015	47,740	19,197	40.2%	—	3.1%	95,565	2.9%
2016	89,702	39,423	43.9%	(896)	6.3%	184,492	3.1%
2017	144,050	69,512	48.3%	—	11.1%	246,610	4.2%
2018	183,360	104,484	57.0%	—	16.8%	489,514	3.4%
2019	42,927	27,872	64.9%	—	4.5%	338,767	3.2%
Subtotal	662,885	383,075	57.8%	5,744	61.5%	1,441,174	4.0%
Europe:
ZBA(4)	193	194	100.5%	—	0.0%	—	—
2013	58,471	45,667	78.1%	—	7.3%	234,929	3.1%
2014	55,191	37,866	68.6%	(174)	6.1%	214,843	2.7%
2015	37,414	21,691	58.0%	(183)	3.5%	166,609	2.0%
2016	33,218	21,902	65.9%	(29)	3.5%	150,196	2.4%
2017	62,554	33,945	54.3%	—	5.4%	315,346	1.7%
2018	60,602	37,144	61.3%	—	6.0%	402,783	1.7%
2019	11,416	8,238	72.2%	—	1.3%	136,094	1.5%
Subtotal	319,059	206,647	64.8%	(386)	33.1%	1,620,800	2.1%
Other geographies:
ZBA(4)	5,425	5,425	100.0%	—	0.9%	—	—
2014	1,824	4,861	266.5%	—	0.8%	64,284	12.2%
2015	10,734	8,077	75.2%	—	1.3%	16,527	9.3%
2016	7,906	3,958	50.1%	(1,061)	0.6%	21,924	2.6%
2017	9,170	5,365	58.5%	—	0.9%	27,122	3.9%
2018	9,807	5,437	55.4%	(867)	0.9%	23,865	3.4%
2019	1,924	808	42.0%	—	0.1%	8,872	3.3%
Subtotal	46,790	33,931	72.5%	(1,928)	5.4%	162,594	4.1%
Total	$1,028,734	$623,653	60.6%	$3,430	100.0%	$3,224,568	3.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

	Six Months Ended June 30, 2018					As of June 30, 2018
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$62,292	$58,495	93.9%	$3,950	10.2%	$—	—
2008	1,652	237	14.3%	—	0.0%	—	—
2011	7,214	6,775	93.9%	—	1.1%	4,140	25.0%
2012	19,412	16,607	85.6%	(723)	2.9%	12,852	18.8%
2013	56,522	43,443	76.9%	—	7.6%	35,527	17.0%
2014	51,598	28,152	54.6%	905	4.9%	89,843	4.5%
2015	70,514	30,435	43.2%	—	5.3%	162,239	2.7%
2016	129,587	56,042	43.2%	—	9.8%	295,276	2.8%
2017	164,837	79,573	48.3%	—	13.9%	406,730	2.9%
2018	46,144	27,867	60.4%	—	4.9%	362,611	3.1%
Subtotal	609,772	347,626	57.0%	4,132	60.6%	1,369,218	3.6%
Europe:
ZBA adjustment(6)	—	798	—	—	0.1%	—	—
ZBA(4)	18	19	105.6%	—	—	—	—
2013	70,189	50,603	72.1%	14,259	8.8%	259,581	3.1%
2014	68,866	42,827	62.2%	7,956	7.5%	263,465	2.5%
2015	46,899	26,153	55.8%	914	4.6%	207,340	2.0%
2016	45,037	26,486	58.8%	—	4.6%	188,700	2.3%
2017	81,051	33,619	41.5%	—	5.9%	392,221	1.5%
2018	7,050	7,007	99.4%	—	1.2%	227,902	1.5%
Subtotal	319,110	187,512	58.8%	23,129	32.7%	1,539,209	2.1%
Other geographies:
ZBA(4)	5,841	5,840	100.0%	—	1.0%	—	—
2013(5)	150	—	0.0%	—	0.0%	—	—
2014	3,073	8,608	280.1%	—	1.5%	58,447	2.4%
2015	16,982	10,990	64.7%	—	1.9%	26,713	5.9%
2016	14,150	6,535	46.2%	182	1.1%	35,198	2.5%
2017	12,683	4,948	39.0%	—	0.9%	37,816	2.0%
2018	3,434	1,612	46.9%	—	0.3%	18,020	3.5%
Subtotal	56,313	38,533	68.4%	182	6.7%	176,194	3.0%
Total	$985,195	$573,671	58.2%	$27,443	100%	$3,084,621	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

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
Other revenues were $32.3 million and $39.5 million for the three months ended June 30, 2019 and 2018, respectively, and $66.9 million and $75.4 million for the six months ended June 30, 2019 and 2018, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The decrease in other revenues in the periods presented was primarily attributable to the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and the sale of all our interests in Refinancia in December 2018. Subsequent to the sale, we no longer earn fee-based income from Refinancia.
Net allowance reversals were $2.1 million and $17.6 million for the three months ended June 30, 2019 and 2018, respectively, and $3.4 million and $27.4 million for the six months ended June 30, 2019 and 2018. Allowance reversals were primarily a result of sustained improvements in portfolio collections on certain domestic portfolios on which we had previously recorded portfolio allowances in the past. These improvements in portfolio collections were driven by liquidation improvement initiatives.
Operating Expenses
Total operating expenses were $233.1 million during the three months ended June 30, 2019, a decrease of $13.2 million, or 5.3%, compared to total operating expenses of $246.3 million during the three months ended June 30, 2018. Total operating expenses were $469.2 million during the six months ended June 30, 2019, a decrease of $15.5 million, or 3.2%, compared to total operating expenses of $484.7 million during the six months ended June 30, 2018.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 5.9% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and by 6.4% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased by $5.3 million, or 5.8%, to $96.2 million during the three months ended June 30, 2019, from $91.0 million during the three months ended June 30, 2018. Salaries and employee benefits increased by $7.8 million, or 4.4%, to $188.1 million during the six months ended June 30, 2019, from $180.2 million during the six months ended June 30, 2018. The increase was primarily the result of an increase in headcount at our domestic sites as part of our initiative to increase collections capacity partially offset by a decrease in headcount at our international subsidiaries.
Stock-based compensation increased $0.4 million, or 13.0%, to $3.6 million during the three months ended June 30, 2019, from $3.2 million during the three months ended June 30, 2018. The increase was primarily attributable to additional equity awards granted as a result of the Cabot Transaction. Stock-based compensation remained the same at $5.4 million during the six months ended June 30, 2019 and 2018, which was a result of increased expense in connection with the Cabot Transaction, offset by decrease driven by larger expense reversals in the current period as compared to the corresponding period in the prior year.
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
Cost of legal collections remained relatively consistent during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 both in the United States and in Europe.
During the six months ended June 30, 2019, overall cost of legal collections decreased $4.6 million, or 4.4%, to $100.5 million, as compared to $105.1 million during the corresponding period in the prior year. The cost of legal collections in the United States decreased by $2.0 million, or 2.2% and the cost of legal collections in Europe decreased by $2.5 million, or 16.3% during the six months ended June 30, 2019, as compared to the corresponding period in the prior year.

The decrease in the cost of legal collections in Europe during the six months ended June 30, 2019 as compared to the corresponding period in 2018 was due to the shift of account placements towards non-legal collection channels.
Other Operating Expenses
Other operating expenses decreased by $9.5 million, or 24.3%, to $29.5 million during the three months ended June 30, 2019, from $39.0 million during the three months ended June 30, 2018. Other operating expenses decreased by $13.6 million, or 18.7%, to $59.2 million during the six months ended June 30, 2019, from $72.8 million during the six months ended June 30, 2018.
The decreases during the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year were primarily due to a large expense incurred in our previously owned subsidiary Refinancia during the prior periods, in addition to reduced expenditures for temporary services and the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies.
Collection Agency Commissions
During the three months ended June 30, 2019, we incurred $13.6 million in commissions to third-party collection agencies, or 23.3% of the related gross collections of $58.2 million. During the three months ended June 30, 2018, we incurred $12.2 million in commissions to third-party collection agencies, or 22.9%, of the related gross collections of $53.1 million.
During the six months ended June 30, 2019, we incurred $29.6 million in commissions to third-party collection agencies, or 24.5% of the related gross collections of $120.7 million. During the six months ended June 30, 2018, we incurred $23.9 million in commissions to third-party collection agencies, or 21.7%, of the related gross collections of $110.4 million.
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
General and Administrative Expenses
General and administrative expenses decreased $9.4 million, or 22.3%, to $32.6 million during the three months ended June 30, 2019, from $42.0 million during the three months ended June 30, 2018. General and administrative expenses decreased $9.1 million, or 11.2%, to $72.2 million during the six months ended June 30, 2019, from $81.3 million during the six months ended June 30, 2018.
The decreases were primarily due to (1) higher mergers and acquisition costs incurred in prior periods, (2) the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies and (3) higher infrastructure costs incurred at our domestic sites in prior periods.
Depreciation and Amortization
Depreciation and amortization expense decreased by $1.2 million, or 10.8%, to $9.7 million during the three months ended June 30, 2019, from $10.9 million during the three months ended June 30, 2018. Depreciation and amortization expense decreased by $1.7 million, or 7.6%, to $19.7 million during the six months ended June 30, 2019, from $21.4 million during the six months ended June 30, 2018.
Interest Expense
Interest expense increased $3.4 million to $63.9 million during the three months ended June 30, 2019, from $60.5 million during the three months ended June 30, 2018. Interest expense increased $0.9 million to $118.9 million during the six months ended June 30, 2019, from $118.0 million during the six months ended June 30, 2018.
The following table summarizes our interest expense (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Stated interest on debt obligations	$48,566	$46,842	$1,724	3.7%
Interest expense on preferred equity certificates	—	7,634	(7,634)	(100.0)%
Amortization of loan fees and other loan costs	12,022	3,477	8,545	245.8%
Amortization of debt discount	3,325	2,583	742	28.7%
Total interest expense	$63,913	$60,536	$3,377	5.6%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Stated interest on debt obligations	$96,884	$91,198	$5,686	6.2%
Interest expense on preferred equity certificates	—	15,355	(15,355)	(100.0)%
Amortization of loan fees and other loan costs	15,431	6,550	8,881	135.6%
Amortization of debt discount	6,565	4,895	1,670	34.1%
Total interest expense	$118,880	$117,998	$882	0.7%
On July 24, 2018, in connection with the Cabot Transaction, we purchased all outstanding preferred equity certificates (“PECs”) including accrued interest that were held by Cabot’s minority shareholders. As a result, no PEC interest expense was incurred subsequent to the Cabot Transaction.
The increases in interest expense during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018 were primarily attributable to $9.0 million of Euro-denominated bond refinancing fees, higher interest rates for the Encore Revolving Credit Facility and the Cabot Securitisation Senior Facility and higher balances on the Encore Revolving Credit Facility, Cabot Securitisation Senior Facility, and Cabot Credit Facilities. The increases were partially offset by the purchase of all previously outstanding PECs and the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies.
Other Income and Expense
Other income and expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $1.2 million during the three months ended June 30, 2019 compared to $4.6 million during the three months ended June 30, 2018. Other expense was $4.2 million during the six months ended June 30, 2019 compared to $2.4 million during the six months ended June 30, 2018. Other expenses during the three and six months ended June 30, 2019 were primarily the result of foreign currency exchange losses recognized in the periods. Other expenses during the three and six months ended June 30, 2018 were primarily the result of a loss on derivative contract of $6.6 million, partially offset by foreign currency exchanges gains recognized in these periods.
Income Taxes
We recorded income tax expense of $11.8 million and $11.3 million during the three months ended June 30, 2019 and 2018, and $15.4 million and $20.8 million during the six months ended June 30, 2019 and 2018, respectively. The decrease in our income tax expense for the six months ended June 30, 2019 as compared to the corresponding period in 2018 was primarily due to the recording of a tax provision benefit of approximately $9.1 million related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service (“IRS”) during the first quarter of 2019.

The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	3.6%	1.5%	3.0%	1.5%
Change in valuation allowance	2.6%	16.6%	2.2%	15.5%
Foreign income taxed at different rates(1)	(3.8)%	(8.1)%	(2.3)%	(7.7)%
Change in tax accounting method(2)	0.0%	0.0%	(8.9)%	0.0%
Other	0.8%	(1.5)%	0.2%	(1.2)%
Effective rate	24.2%	29.5%	15.2%	29.1%
________________________

(1)	Relates primarily to lower tax rates attributable to international operations.

(2)
During the first quarter of 2019, we received IRS approval for a tax accounting method change related to revenue reporting. The revised tax accounting method more closely aligns with our book accounting method for revenue reporting.

In accordance with the authoritative guidance for income taxes, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since we operate in foreign countries with varying tax rates, the impact of the results the international operations have on our quarterly effective tax rate is dependent on the level of income or loss from the international operations in the period.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2019 and 2018, was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $19.9 million at June 30, 2019. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $13.0 million as of June 30, 2019. There were no material changes in gross unrecognized tax benefits from December 31, 2018.
Of the $168.6 million of cash and cash equivalents as of June 30, 2019, $139.3 million was held outside of the United States. Following the enactment of the Tax Reform Act and associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. We maintain non-U.S. funds in our foreign operations to (1) provide adequate working capital; (2) satisfy various regulatory requirements, and (3) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. We regularly evaluate our election to indefinitely reinvest our non-U.S. earnings. As of June 30, 2019, management believes that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	39.2%	40.8%	39.4%	42.2%
Europe	28.8%	29.1%	28.2%	28.2%
Other geographies	51.2%	46.7%	51.2%	47.2%
Overall cost per dollar collected	36.6%	37.5%	36.5%	38.0%
Our overall cost per dollar collected (or “cost-to-collect”) decreased 90 basis points to 36.6% for the three months ended June 30, 2019, from 37.5% during the corresponding period in the prior year, and decreased 150 basis points to 36.5% for the six months ended June 30, 2019, from 38.0% during the corresponding period in the prior year.
Cost-to-collect in the United States decreased due to a combination of (1) collection mix shifting towards non-legal collection, which has lower cost-to-collect, (2) higher total collections that blended down fixed cost and reduced overall cost-to-collect, and (3) reduced cost-to-collect in the legal channel that was driven by improved court cost recovery rates, more legal collections coming from internal legal channel that has lower cost-to-collect, and legal collection mix shifting towards newer legal placements, which have lower commission rates than older placements.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, product mix, acquisitions, foreign exchange rates, the cost of new operating initiatives, and the changing regulatory and legislative environment.
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
The following table provides a reconciliation between net income and diluted earnings per share attributable to Encore calculated in accordance with GAAP, to adjusted net income and adjusted earnings per share attributable to Encore, respectively. During the periods in which GAAP diluted earnings per share includes the dilutive effect of common shares that are issuable upon conversion or exchange of certain convertible notes and exchangeable notes because the average stock price during the respective periods exceeded the conversion price or exchange price of these notes, we present those metrics both including and excluding the dilutive effect of these convertible notes and exchangeable notes to better illustrate the impact of those notes and the related hedging transactions to shareholders, with “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns. The average stock price during the six months ended June 30, 2019 and 2018 did not exceed the conversion price of our convertible notes or the exchange price of our exchangeable notes, therefore, our GAAP diluted earnings per share did not include any dilutive effect attributable to our convertible notes or exchangeable notes. As a result, the adjusted earnings per diluted shares-accounting and per diluted shares-economic were the same during the respective periods presented below (in thousands, except per share data):

	Three Months Ended June 30,
	2019		2018
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income attributable to Encore, as reported	$36,661	$1.17	$26,298	$1.00
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	4,038	0.13	3,070	0.12
Amortization of certain acquired intangible assets(1)	1,837	0.06	2,436	0.09
Acquisition, integration and restructuring related expenses(2)	1,318	0.04	3,655	0.14
Loss on derivatives in connection with the Cabot Transaction(3)	—	—	6,578	0.25
Adjustments attributable to noncontrolling interest(4)	—	—	10	—
Net gain on fair value adjustments to contingent consideration(5)	(2,199)	(0.07)	(2,378)	(0.09)
Income tax effect of above non-GAAP adjustments and certain discrete tax items(6)	(1,388)	(0.05)	(4,618)	(0.18)
Adjusted net income attributable to Encore	$40,267	$1.28	$35,051	$1.33
________________________

(1)
As we acquire debt solution service providers around the world, we also acquire intangible assets, such as trade names and customer relationships. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share.

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

	Six Months Ended June 30,
	2019		2018
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income attributable to Encore, as reported	$85,915	$2.74	$48,125	$1.82
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	8,040	0.26	6,105	0.24
Amortization of certain acquired intangible assets(1)	3,714	0.12	4,504	0.17
Acquisition, integration and restructuring related expenses(2)	2,526	0.08	4,227	0.17
Loss on derivatives in connection with the Cabot Transaction(3)	—	—	6,578	0.25
Expenses related to withdrawn Cabot IPO(4)	—	—	2,984	0.11
Adjustments attributable to noncontrolling interest(5)	—	—	(1,548)	(0.06)
Net gain on fair value adjustments to contingent consideration(6)	(2,199)	(0.07)	(4,652)	(0.18)
Income tax effect of above non-GAAP adjustments and certain discrete tax items(7)	(2,771)	(0.10)	(5,428)	(0.21)
Change in tax accounting method(8)	(9,070)	(0.29)	—	—
Adjusted net income attributable to Encore	$86,155	$2.74	$60,895	$2.31
________________________

(1)
As we acquire debt solution service providers around the world, we also acquire intangible assets, such as trade names and customer relationships. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share.

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

(7)
Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.

(8)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net income, as reported	$36,822	$26,974	$86,264	$50,687
Adjustments:
Interest expense	63,913	60,536	118,880	117,998
Provision for income taxes	11,753	11,308	15,426	20,778
Depreciation and amortization	9,741	10,923	19,736	21,359
Stock-based compensation expense	3,581	3,169	5,407	5,445
Net gain on fair value adjustments to contingent consideration(1)	(2,199)	(2,378)	(2,199)	(4,652)
Acquisition, integration and restructuring related expenses(2)	1,318	3,655	2,526	4,227
Loss on derivatives in connection with the Cabot Transaction(3)	—	6,578	—	6,578
Expenses related to withdrawn Cabot IPO(4)	—	—	—	2,984
Interest income	(1,238)	(1,082)	(2,260)	(2,099)
Adjusted EBITDA	$123,691	$119,683	$243,780	$223,305

Collections applied to principal balance(5)	$200,323	$185,799	$401,651	$384,081
________________________

(1)
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

(2)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP total operating expenses, as reported	$233,142	$246,314	$469,161	$484,650
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(42,232)	(56,052)	(88,314)	(102,666)
Stock-based compensation expense	(3,581)	(3,169)	(5,407)	(5,445)
Acquisition, integration and restructuring related expenses(2)	(1,318)	(3,655)	(2,526)	(4,227)
Expenses related to withdrawn Cabot IPO(3)	—	—	—	(2,984)
Gain on fair value adjustments to contingent consideration(4)	2,199	2,378	2,199	4,652
Adjusted operating expenses related to portfolio purchasing and recovery business	$188,210	$185,816	$375,113	$373,980
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
Our collection expectations are based on account characteristics and economic variables. Additional adjustments are made to account for qualitative factors that may affect the payment behavior of our consumers and servicing related adjustments to ensure our collection expectations are aligned with our operations. We continue to refine our process of forecasting collections both domestically and internationally with a focus on operational enhancements. Our collection expectations vary between types of portfolio and geographic location. For example, in the U.K., due to the higher concentration of payment plans, as compared to the U.S. and other locations in Europe, we expect to receive streams of collections over longer periods of time. As a result, past performance of pools in certain geographic locations or of certain types of portfolio are not necessarily a suitable indicator of future results in other locations or for other types of portfolio.
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
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2019
		<2010	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total(2)	Multiple(3)
United States:
<2010	$1,403,721	$2,617,761	$478,541	$348,627	$237,650	$171,270	$124,564	$97,044	$74,026	$58,976	$48,698	$21,118	$4,278,275	3.0
2010	357,302	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	31,699	13,604	1,128,850	3.2
2011	383,808	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	17,509	1,112,353	2.9
2012	548,821	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	19,557	1,229,984	2.2
2013	551,937	—	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	45,110	1,429,163	2.6
2014	517,939	—	—	—	—	—	144,178	307,814	216,357	142,147	94,929	38,211	943,636	1.8
2015	499,613	—	—	—	—	—	—	105,610	231,102	186,391	125,673	47,739	696,515	1.4
2016	554,039	—	—	—	—	—	—	—	110,875	283,035	234,690	89,701	718,301	1.3
2017	529,301	—	—	—	—	—	—	—	—	111,902	315,853	144,050	571,805	1.1
2018	633,036	—	—	—	—	—	—	—	—	—	175,042	183,359	358,401	0.6
2019	353,830	—	—	—	—	—	—	—	—	—	—	42,927	42,927	0.1
Subtotal	6,333,347	2,617,761	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	662,885	12,510,210	2.0
Europe:
2013	619,079	—	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	58,478	1,099,439	1.8
2014	630,342	—	—	—	—	—	135,549	198,127	156,665	137,806	129,033	55,191	812,371	1.3
2015	423,297	—	—	—	—	—	—	65,870	127,084	103,823	88,065	37,561	422,403	1.0
2016	258,841	—	—	—	—	—	—	—	44,641	97,587	83,107	33,263	258,598	1.0
2017	464,110	—	—	—	—	—	—	—	—	68,111	152,926	62,552	283,589	0.6
2018	455,549	—	—	—	—	—	—	—	—	—	49,383	60,600	109,983	0.2
2019	140,846	—	—	—	—	—	—	—	—	—	—	11,414	11,414	0.1
Subtotal	2,992,064	—	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	319,059	2,997,797	1.0
Other geographies:
2012	6,721	—	—	—	—	3,848	2,561	1,208	542	551	422	178	9,310	1.4
2013	29,568	—	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	754	45,733	1.5
2014	86,989	—	—	—	—	—	9,652	16,062	18,403	9,813	7,991	3,312	65,233	0.7
2015	91,039	—	—	—	—	—	—	15,061	57,064	43,499	32,622	11,709	159,955	1.8
2016	79,739	—	—	—	—	—	—	—	29,269	39,710	28,992	9,938	107,909	1.4
2017	57,596	—	—	—	—	—	—	—	—	15,471	23,075	9,169	47,715	0.8
2018	38,457	—	—	—	—	—	—	—	—	—	12,910	9,807	22,717	0.6
2019	10,026	—	—	—	—	—	—	—	—	—	—	1,923	1,923	0.2
Subtotal	400,135	—	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	46,790	460,495	1.2
Total	$9,725,546	$2,617,761	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$1,028,734	$15,968,502	1.6
________________________

(1)
Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.

(2)	Cumulative collections from inception through June 30, 2019, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“Multiple”) through June 30, 2019 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2010	$1,403,721	$4,278,275	$94,607	$4,372,882	3.1
2010	357,302	1,128,850	50,996	1,179,846	3.3
2011	383,808	1,112,353	68,211	1,180,564	3.1
2012	548,821	1,229,984	72,567	1,302,551	2.4
2013(3)	551,937	1,429,163	126,833	1,555,996	2.8
2014(3)	517,939	943,636	150,428	1,094,064	2.1
2015	499,613	696,515	174,078	870,593	1.7
2016	554,039	718,301	344,495	1,062,796	1.9
2017	529,301	571,805	521,235	1,093,040	2.1
2018	633,036	358,401	991,424	1,349,825	2.1
2019	353,830	42,927	714,963	757,890	2.1
Subtotal	6,333,347	12,510,210	3,309,837	15,820,047	2.5
Europe:
2013(3)	619,079	1,099,439	681,524	1,780,963	2.9
2014(3)	630,342	812,371	578,318	1,390,689	2.2
2015(3)	423,297	422,403	380,090	802,493	1.9
2016	258,841	258,598	353,900	612,498	2.4
2017	464,110	283,589	633,028	916,617	2.0
2018	455,549	109,983	751,027	861,010	1.9
2019	140,846	11,414	280,970	292,384	2.1
Subtotal	2,992,064	2,997,797	3,658,857	6,656,654	2.2
Other geographies:
2012	6,721	9,310	620	9,930	1.5
2013	29,568	45,733	1,666	47,399	1.6
2014	86,989	65,233	141,460	206,693	2.4
2015(3)	91,039	159,955	58,244	218,199	2.4
2016	79,739	107,909	45,618	153,527	1.9
2017	57,596	47,715	62,218	109,933	1.9
2018	38,457	22,717	53,533	76,250	2.0
2019	10,026	1,923	18,438	20,361	2.0
Subtotal	400,135	460,495	381,797	842,292	2.1
Total	$9,725,546	$15,968,502	$7,350,491	$23,318,993	2.4
________________________

(1)
Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.

(2)	Cumulative collections from inception through June 30, 2019, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2019(3)	2020	2021	2022	2023	2024	2025	2026	2027	>2027	Total(4)
United States:
<2010	$21,776	$32,020	$20,663	$12,613	$6,158	$1,377	$—	$—	$—	$—	$94,607
2010	9,668	14,446	9,964	7,000	4,932	3,481	1,505	—	—	—	50,996
2011	12,678	19,110	12,730	8,831	6,199	4,364	3,078	1,221	—	—	68,211
2012	13,959	20,942	13,041	8,623	6,040	4,251	2,997	2,117	597	—	72,567
2013(5)	33,287	48,000	21,458	13,860	6,021	1,564	1,102	779	552	210	126,833
2014(5)	28,836	44,556	27,540	17,601	11,420	7,474	5,049	3,432	2,341	2,179	150,428
2015	35,946	54,335	29,386	18,749	12,473	8,295	5,298	3,583	2,509	3,504	174,078
2016	69,525	104,658	60,172	35,640	23,865	16,654	11,512	7,772	5,445	9,252	344,495
2017	107,930	157,755	90,634	57,439	35,721	23,700	16,052	10,865	7,297	13,842	521,235
2018	182,607	311,498	179,713	112,553	73,982	48,272	33,910	24,447	17,553	6,889	991,424
2019	84,239	214,926	156,199	89,295	57,758	39,696	27,282	19,389	14,013	12,166	714,963
Subtotal	600,451	1,022,246	621,500	382,204	244,569	159,128	107,785	73,605	50,307	48,042	3,309,837
Europe:
2013(5)	55,426	102,277	93,376	85,485	77,634	69,718	61,983	54,718	48,145	32,762	681,524
2014(5)	48,683	88,622	79,803	70,694	63,359	56,234	49,155	42,599	36,289	42,880	578,318
2015(5)	32,856	57,895	50,466	44,538	39,288	34,332	29,493	24,875	21,650	44,697	380,090
2016	29,493	61,092	56,388	41,831	32,454	26,920	24,388	30,220	15,159	35,955	353,900
2017	57,177	102,707	90,916	76,428	63,906	53,025	43,884	35,726	28,938	80,321	633,028
2018	64,489	125,247	102,162	85,498	70,719	61,446	52,782	45,258	38,294	105,132	751,027
2019	19,525	43,957	39,011	33,259	28,017	23,060	19,210	16,019	13,644	45,268	280,970
Subtotal	307,649	581,797	512,122	437,733	375,377	324,735	280,895	249,415	202,119	387,015	3,658,857
Other geographies:
2012	127	210	177	106	—	—	—	—	—	—	620
2013	423	614	453	141	34	1	—	—	—	—	1,666
2014	7,490	26,717	35,597	33,837	23,895	13,924	—	—	—	—	141,460
2015(5)	10,284	15,804	11,474	8,538	5,997	3,687	2,379	81	—	—	58,244
2016	8,517	13,521	9,839	6,672	3,339	1,858	1,316	556	—	—	45,618
2017	8,244	13,916	12,294	11,240	9,363	4,508	1,517	839	297	—	62,218
2018	8,559	14,092	10,255	7,440	5,290	3,269	1,962	1,363	934	369	53,533
2019	3,328	4,553	3,153	2,285	1,698	1,200	814	585	434	388	18,438
Subtotal	46,972	89,427	83,242	70,259	49,616	28,447	7,988	3,424	1,665	757	381,797
Total	$955,072	$1,693,470	$1,216,864	$890,196	$669,562	$512,310	$396,668	$326,444	$254,091	$435,814	$7,350,491
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of June 30, 2019, ERC for Zero Basis Portfolios include approximately $210.8 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $184.1 million from cost recovery portfolios, primarily in other geographies.

(2)
The collection forecast of each pool in the calculation of accretion revenue is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in the presentation of ERC but are not included in the calculation of IRRs.

(3)	2019 amount consists of six months data from July 1, 2019 to December 31, 2019.

(4)	Represents the expected remaining gross cash collections on purchased portfolios over a 180-month period. As of June 30, 2019, ERC for purchased receivables for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,178,073	$3,297,956
Europe	2,950,634	3,481,888
Other geographies	377,971	381,797
Total	$6,506,678	$7,161,641

(5)	Includes portfolios acquired in connection with certain business combinations.
Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2019	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2011	$2,001	$383,808	0.5%	0.1%
2012	7,378	548,821	1.3%	0.2%
2013(2)	18,679	551,937	3.4%	0.6%
2014(2)	58,168	517,939	11.2%	1.8%
2015	95,565	499,613	19.1%	3.0%
2016	184,492	554,039	33.3%	5.7%
2017	246,610	529,301	46.6%	7.6%
2018	489,514	633,036	77.3%	15.2%
2019	338,767	353,830	95.7%	10.5%
Subtotal	1,441,174	4,572,324	31.5%	44.7%
Europe:
2013(2)	234,929	619,079	37.9%	7.3%
2014(2)	214,843	630,342	34.1%	6.7%
2015(2)	166,609	423,297	39.4%	5.2%
2016	150,196	258,841	58.0%	4.7%
2017	315,346	464,110	67.9%	9.8%
2018	402,783	455,549	88.4%	12.5%
2019	136,094	140,846	96.6%	4.2%
Subtotal	1,620,800	2,992,064	54.2%	50.3%
Other geographies:
2014	64,284	86,989	73.9%	2.0%
2015(2)	16,527	91,039	18.2%	0.5%
2016	21,924	79,739	27.5%	0.7%
2017	27,122	57,596	47.1%	0.8%
2018	23,865	38,457	62.1%	0.7%
2019	8,872	10,026	88.5%	0.3%
Subtotal	162,594	363,846	44.7%	5.0%
Total	$3,224,568	$7,928,234	40.7%	100.0%
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

Estimated Future Amortization of Portfolios
As of June 30, 2019, we had $3.2 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2019(1)	$224,264	$102,293	$16,926	$343,483
2020	467,479	212,448	34,007	713,934
2021	284,717	200,323	35,277	520,317
2022	165,801	175,784	31,686	373,271
2023	106,461	152,993	23,290	282,744
2024	70,585	139,971	13,264	223,820
2025	48,063	128,642	4,309	181,014
2026	34,408	124,578	2,117	161,103
2027	24,077	116,798	1,106	141,981
2028	13,263	106,510	559	120,332
2029	2,056	56,884	53	58,993
2030	—	40,338	—	40,338
2031	—	29,174	—	29,174
2032	—	21,632	—	21,632
2033	—	11,158	—	11,158
2034	—	1,274	—	1,274
Total	$1,441,174	$1,620,800	$162,594	$3,224,568
________________________

(1)	2019 amount consists of six months data from July 1, 2019 to December 31, 2019.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of June 30,
	2019		2018
	Domestic	International	Domestic	International(1)
General & Administrative	1,085	2,371	1,014	2,721
Account Manager	496	3,968	465	4,463
Total	1,581	6,339	1,479	7,184
________________________

(1)	Headcount as of June 30, 2018 includes 287 general and administrative and 495 account manager Refinancia employees.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2017	807	$1,657,393	$218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335
Q2 2019	778	2,307,711	242,697

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Net cash provided by operating activities	$108,820	$97,627
Net cash used in investing activities	(115,688)	(240,887)
Net cash provided by financing activities	27,578	121,035
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
Net cash provided by operating activities was $108.8 million and $97.6 million during the six months ended June 30, 2019 and 2018, respectively. Cash provided by operating activities is affected by net income, various non-cash add backs in operating activities, including portfolio allowance reversals, and changes in operating assets and liabilities. The primary drivers of the change in operating cash flow included net income, interest expense, and various changes in operating assets and liabilities. Prepaid income tax and income taxes payable consumed $36.6 million and $22.6 million during the six months ended June 30, 2019 and 2018, respectively, while accounts payable, accrued liabilities and other liabilities consumed $43.9 million and $6.7 million during the six months ended June 30, 2019 and 2018, respectively.

Investing Cash Flows
Net cash used in investing activities was $115.7 million and $240.9 million during the six months ended June 30, 2019 and 2018, respectively. Cash used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $499.9 million and $633.0 million during the six months ended June 30, 2019 and 2018, respectively. Collection proceeds applied to the principal of our receivable portfolios were $405.1 million and $415.2 million during the six months ended June 30, 2019 and 2018, respectively. Capital expenditures for fixed assets acquired with internal cash flows were $17.5 million and $24.7 million for the six months ended June 30, 2019 and 2018, respectively.
Financing Cash Flows
Net cash provided by financing activities was $27.6 million and $121.0 million during the six months ended June 30, 2019 and 2018, respectively. Cash provided by financing activities is generally affected by borrowings under our credit facilities and proceeds from various debt offering, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $322.9 million and $425.7 million during the six months ended June 30, 2019 and 2018, respectively. Repayments of amounts outstanding under our credit facilities were $276.2 million and $292.4 million during the six months ended June 30, 2019 and 2018, respectively.
Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, debt offerings, and equity offerings. From time to time, depending on the capital markets, we consider additional financings to fund our operations and acquisitions. We continue to explore possible synergies with respect to Cabot, including in connection with potential debt financing options. From time to time, we may repurchase outstanding debt or equity and/or restructure or refinance debt obligations. Our primary cash requirements have included the purchase of receivable portfolios, entity acquisitions, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
We have a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021. As of June 30, 2019, we had $496.0 million outstanding and $160.8 million of availability under the Revolving Credit Facility and $179.3 million outstanding under the Term Loan Facility.
Through Cabot, we have a revolving credit facility of £385.0 million (approximately $501.8 million) (the “Cabot Credit Facility”). As of June 30, 2019, we had £229.5 million (approximately $291.4 million) outstanding and £155.5 million (approximately $197.5 million) of availability under the Cabot Credit Facility.
In August 2018, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million in amounts and at times as we determine from time to time. During the three and six months ended June 30, 2019 and 2018, we did not issue any shares under our ATM Program.
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
Our cash and cash equivalents at June 30, 2019 consisted of $29.3 million held by U.S.-based entities and $139.3 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third party clients. The balance of cash held for clients was $24.2 million at June 30, 2019.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At June 30, 2019, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Interest Rates. At June 30, 2019, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 12, “Commitments and Contingencies,” to the consolidated financial statements.
Item 1A – Risk Factors
Except for the updates to the risk factor set forth below, there is no material change in the information reported under “Part I-Item 1A-Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Economic conditions and regulatory changes leading up to and following the United Kingdom’s expected exit from the European Union could have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit.” In March 2017, the United Kingdom formally served notice on the European Council of its intention to withdraw from the E.U. The terms of any withdrawal are subject to a complex and ongoing negotiation between the United Kingdom and the E.U. whose result and timing remain unclear and which has created significant political and economic uncertainty about the future trading relationship between the United Kingdom and E.U. in the event of a withdrawal, particularly in light of the possibility that an immediate, so-called “no deal” withdrawal could occur without a negotiated agreement.
These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital.  In addition, Brexit has caused, and may continue to cause, both significant volatility in global stock markets and currency exchange rate fluctuations, as well as create significant uncertainty among United Kingdom businesses and investors. In particular, the pound sterling has lost a significant amount of its value against the U.S. Dollar and the euro respectively since the referendum. Further, the Bank of England and other observers have warned of a Brexit-related recession in the United Kingdom in the case of a “no deal” withdrawal. The Company generates a significant portion of its earnings in the United Kingdom, and any significant change in the value of the pound and/or recession in the United Kingdom or any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (filed herewith)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1
Indenture, dated June 14, 2019, between Cabot Financial (Luxembourg) II S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited as security agent, and Citibank, N.A. London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2019)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Jonathan C. Clark
Jonathan C. Clark
Executive Vice President,
Chief Financial Officer and Treasurer
Date: August 7, 2019