Form 10-Q
period 2019-09-30
ENCORE CAPITAL GROUP INC
filed 2019-11-06
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2019
Common Stock, $0.01 par value	31,058,771 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$186,677	$157,418
Investment in receivable portfolios, net	3,188,167	3,137,893
Deferred court costs, net	94,011	95,918
Property and equipment, net	116,633	115,518
Other assets	291,018	257,002
Goodwill	831,549	868,126
Total assets	$4,708,055	$4,631,875
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$208,994	$287,945
Borrowings	3,429,343	3,490,633
Other liabilities	145,721	33,609
Total liabilities	3,784,058	3,812,187
Commitments and contingencies
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 and 50,000 shares authorized, 31,059 and 30,884 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	311	309
Additional paid-in capital	221,814	208,498
Accumulated earnings	844,973	720,189
Accumulated other comprehensive loss	(146,158)	(110,987)
Total Encore Capital Group, Inc. stockholders’ equity	920,940	818,009
Noncontrolling interest	3,057	1,679
Total equity	923,997	819,688
Total liabilities and equity	$4,708,055	$4,631,875
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

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$186	$448
Investment in receivable portfolios, net	483,547	501,489
Other assets	4,601	9,563
Liabilities
Accounts payable and accrued liabilities	$—	$4,556
Borrowings	430,217	445,837
Other liabilities	44	46
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Revenue from receivable portfolios	$316,217	$295,357	$939,870	$869,028
Other revenues	31,204	37,388	98,072	112,809
Total revenues	347,421	332,745	1,037,942	981,837
Allowance reversals on receivable portfolios, net	8,515	4,029	11,945	31,472
Total revenues, adjusted by net allowances	355,936	336,774	1,049,887	1,013,309
Operating expenses
Salaries and employee benefits	96,638	95,634	284,699	275,853
Cost of legal collections	48,971	50,473	149,446	155,583
Other operating expenses	25,753	30,691	84,913	103,478
Collection agency commissions	17,343	10,682	46,905	34,587
General and administrative expenses	38,168	41,893	110,335	123,163
Depreciation and amortization	10,000	9,873	29,736	31,232
Goodwill impairment	10,718	—	10,718	—
Total operating expenses	247,591	239,246	716,752	723,896
Income from operations	108,345	97,528	333,135	289,413
Other expense
Interest expense	(54,365)	(65,094)	(173,245)	(183,092)
Other expense	(11,546)	(2,539)	(15,766)	(4,961)
Total other expense	(65,911)	(67,633)	(189,011)	(188,053)
Income from operations before income taxes	42,434	29,895	144,124	101,360
Provision for income taxes	(3,021)	(16,879)	(18,447)	(37,657)
Net income	39,413	13,016	125,677	63,703
Net (income) loss attributable to noncontrolling interest	(544)	7,709	(893)	5,147
Net income attributable to Encore Capital Group, Inc. stockholders	$38,869	$20,725	$124,784	$68,850

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$1.24	$0.69	$3.99	$2.52
Diluted	$1.23	$0.69	$3.97	$2.49

Weighted average shares outstanding:
Basic	31,338	29,867	31,242	27,372
Diluted	31,657	30,121	31,459	27,663
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$39,413	$13,016	$125,677	$63,703
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized loss on derivative instruments	(799)	(1,152)	(6,561)	(3,306)
Income tax effect	169	284	1,190	823
Unrealized loss on derivative instruments, net of tax	(630)	(868)	(5,371)	(2,483)
Change in foreign currency translation:
Unrealized loss on foreign currency translation	(28,050)	(6,919)	(29,315)	(23,436)
Other comprehensive loss, net of tax	(28,680)	(7,787)	(34,686)	(25,919)
Comprehensive income	10,733	5,229	90,991	37,784
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss attributable to noncontrolling interest	(544)	7,709	(893)	5,147
Unrealized (gain) loss on foreign currency translation	(51)	1,293	(485)	(119)
Comprehensive (income) loss attributable to noncontrolling interest	(595)	9,002	(1,378)	5,028
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$10,138	$14,231	$89,613	$42,812
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at June 30, 2019	30,980	$310	$211,508	$806,104	$(117,427)	$2,462	$902,957
Net income	—	—	—	38,869	—	544	39,413
Other comprehensive (loss) income, net of tax	—	—	—	—	(28,731)	51	(28,680)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	79	1	(2,267)	—	—	—	(2,266)
Stock-based compensation	—	—	4,005	—	—	—	4,005
Issuance of convertible notes, net of repurchases	—	—	6,776	—	—	—	6,776
Unwind of convertible notes hedge	—	—	1,792	—	—	—	1,792
Balance at September 30, 2019	31,059	$311	$221,814	$844,973	$(146,158)	$3,057	$923,997

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at June 30, 2018	25,931	$259	$68,820	$652,428	$(96,900)	$(9,121)	$615,486
Net income	—	—	—	20,725	—	(1,158)	19,567
Other comprehensive loss, net of tax	—	—	—	—	(6,494)	(186)	(6,680)
Purchase of redeemable noncontrolling interest	—	—	—	—	—	9,626	9,626
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	2	—	(18)	—	—	—	(18)
Issuance of common stock	4,920	50	181,138	—	—	—	181,188
Stock-based compensation	—	—	5,045	—	—	—	5,045
Issuance of convertible and exchangeable notes	—	—	14,009	—	—	—	14,009
Exchangeable notes hedge transactions	—	—	(17,785)	—	—	—	(17,785)
Net equity adjustment on Cabot Transaction	—	—	(43,097)	—	—	—	(43,097)
Other	—	—	(127)	—	—	—	(127)
Balance at September 30, 2018	30,853	$309	$207,985	$673,153	$(103,394)	$(839)	$777,214
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
Net income	—	—	—	124,784	—	893	125,677
Other comprehensive (loss) income, net of tax	—	—	—	—	(35,171)	485	(34,686)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	175	2	(3,696)	—	—	—	(3,694)
Stock-based compensation	—	—	9,412	—	—	—	9,412
Issuance of convertible notes, net of repurchases	—	—	6,776	—	—	—	6,776
Unwind of convertible notes hedge	—	—	1,792	—	—	—	1,792
Other	—	—	(968)	—	—	—	(968)
Balance at September 30, 2019	31,059	$311	$221,814	$844,973	$(146,158)	$3,057	$923,997

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2017	25,801	$258	$42,646	$616,314	$(77,356)	$(9,929)	$571,933
Net income	—	—	—	68,850	—	(969)	67,881
Other comprehensive (loss) income, net of tax	—	—	—	—	(26,038)	433	(25,605)
Change in fair value of redeemable noncontrolling interest	—	—	19,430	(12,011)	—	—	7,419
Purchase of noncontrolling interest	—	—	—	—	—	9,626	9,626
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	132	1	(1,934)	—	—	—	(1,933)
Issuance of common stock	4,920	50	181,138	—	—	—	181,188
Stock-based compensation	—	—	10,452	—	—	—	10,452
Issuance of convertible and exchangeable notes	—	—	14,009	—	—	—	14,009
Exchangeable notes hedge transactions	—	—	(17,785)	—	—	—	(17,785)
Net equity adjustment on Cabot Transaction	—	—	(43,097)	—	—	—	(43,097)
Other	—	—	3,126	—	—	—	3,126
Balance at September 30, 2018	30,853	$309	$207,985	$673,153	$(103,394)	$(839)	$777,214
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$125,677	$63,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,736	31,232
Other non-cash interest expense, net	24,049	30,453
Interest expense related to financing	3,496	—
Stock-based compensation expense	9,412	10,452
Loss on derivative instruments, net	1,730	10,648
Deferred income taxes	5,012	18,733
Goodwill impairment	10,718	—
Allowance reversals on receivable portfolios, net	(11,945)	(31,472)
Other, net	18,488	(9,690)
Changes in operating assets and liabilities
Deferred court costs and other assets	45,415	(19,537)
Prepaid income tax and income taxes payable	(21,240)	21,419
Accounts payable, accrued liabilities and other liabilities	(43,602)	(5,919)
Net cash provided by operating activities	196,946	120,022
Investing activities:
Purchases of receivable portfolios, net of put-backs	(757,101)	(881,789)
Collections applied to investment in receivable portfolios, net	588,259	615,010
Purchases of property and equipment	(30,712)	(37,436)
Payment for derivative instruments, net	—	(28,656)
Other, net	1,596	6,800
Net cash used in investing activities	(197,958)	(326,071)
Financing activities:
Payment of loan and debt refinancing costs	(8,777)	(6,440)
Proceeds from credit facilities	481,105	766,471
Repayment of credit facilities	(440,992)	(465,666)
Proceeds from senior secured notes	460,512	—
Repayment of senior secured notes	(460,455)	(1,029)
Proceeds from issuance of convertible senior notes	100,000	172,500
Repayment of convertible senior notes	(84,600)	—
Proceeds from other debt	16,236	9,090
Repayment of other debt	(24,205)	(23,450)
Payment for the purchase of PECs and noncontrolling interest	—	(234,101)
Payment of direct and incremental costs relating to Cabot Transaction	—	(8,622)
Other, net	(7,511)	(3,826)
Net cash provided by financing activities	31,313	204,927
Net increase (decrease) in cash and cash equivalents	30,301	(1,122)
Effect of exchange rate changes on cash and cash equivalents	(1,042)	(6,368)
Cash and cash equivalents, beginning of period	157,418	212,139
Cash and cash equivalents, end of period	$186,677	$204,649

Supplemental cash information:
Cash paid for interest	$131,873	$163,842
Cash paid for taxes, net of refunds	31,419	(2,724)
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
The Company also has investments and operations in Latin America and Asia-Pacific, which the Company refers to as “LAAP.” In August 2019, the Company completed the sale (the “Baycorp Transaction”) of its wholly-owned subsidiary Encore Australia Holdings I PTY LTD (together with its subsidiaries “Baycorp”), which represented the Company’s investments and operations in Australia and New Zealand and was a component of LAAP.
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
Recent Accounting Pronouncements
Other than the adoption of the standard discussed above, there have been no new accounting pronouncements made effective during the nine months ended September 30, 2019 that have significance, or potential significance, to the Company’s consolidated financial statements.
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
In April 2019, the FASB issued ASU No. 2019‑04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). The amendments in ASU 2019-04 clarify certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date will be the same as the effective date of ASU 2016-13. For entities that have adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The amendments in ASU 2019-04 that are related to financial instruments are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The Company's adoption of ASU 2019-04 is not expected to have a material impact on its consolidated financial statements.
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.

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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Encore Capital Group, Inc. stockholders	$38,869	$20,725	$124,784	$68,850

Total weighted-average basic shares outstanding	31,338	29,867	31,242	27,372
Dilutive effect of stock-based awards	319	254	217	291
Total weighted-average dilutive shares outstanding	31,657	30,121	31,459	27,663

Basic earnings per share	$1.24	$0.69	$3.99	$2.52
Diluted earnings per share	$1.23	$0.69	$3.97	$2.49

Anti-dilutive employee stock options outstanding were approximately 13,000 and 81,000 during the three and nine months ended September 30, 2019, respectively. Anti-dilutive employee stock options outstanding were approximately 13,000 during each of the three and nine months ended September 30, 2018, respectively.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$634	$—	$634
Interest rate cap contracts	—	166	—	166
Liabilities
Foreign currency exchange contracts	—	(575)	—	(575)
Interest rate swap agreements	—	(10,839)	—	(10,839)
Contingent consideration	—	—	(61)	(61)

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$2,023	$—	$2,023
Liabilities
Foreign currency exchange contracts	—	(237)	—	(237)
Interest rate swap agreements	—	(4,881)	—	(4,881)
Contingent consideration	—	—	(6,198)	(6,198)

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
The following table provides a roll forward of the fair value of contingent consideration for the nine months ended September 30, 2019 and year ended December 31, 2018 (in thousands):

Amount
Balance at December 31, 2017	$10,612
Issuance of contingent consideration in connection with acquisition	1,728
Change in fair value of contingent consideration	(5,664)
Payment of contingent consideration	(271)
Effect of foreign currency translation	(207)
Balance at December 31, 2018	6,198
Change in fair value of contingent consideration	(2,300)
Payment of contingent consideration	(3,684)
Effect of foreign currency translation	(153)
Balance at September 30, 2019	$61

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned (“REO”) assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 2 measurements. The fair value estimate of the assets held for sale was approximately $40.9 million and $26.7 million as of September 30, 2019 and December 31, 2018, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
In accordance with the disclosure requirements of ASC Topic 825, Financial Instruments, the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the following table are recorded in the consolidated statements of financial condition at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios	$3,188,167	$3,101,295	$3,137,893	$3,525,861
Deferred court costs	94,011	94,011	95,918	95,918
Financial Liabilities
Encore convertible notes and exchangeable notes(1)	639,538	680,811	619,639	553,744
Cabot senior secured notes(2)	1,064,842	1,104,718	1,109,922	1,036,905
_______________________

(1)	Carrying amount represents the portion of the convertible and exchangeable notes classified as debt, while estimated fair value pertains to the face amount of the notes.

(2)	Carrying amount represents historical cost, adjusted for any related debt discount or debt premium.
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
In the Company’s current analysis, the fair value of investment in receivable portfolios was approximately $3,101.3 million and $3,525.9 million as of September 30, 2019 and December 31, 2018, respectively, as compared to the carrying value of $3,188.2 million and $3,137.9 million as of September 30, 2019 and December 31, 2018, respectively. A 100 basis point increase in the cost to collect and discount rate used would result in a decrease in the fair value of U.S. and European portfolios by approximately $62.8 million and $74.6 million, respectively, as of September 30, 2019. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs was $94.0 million and $95.9 million as of September 30, 2019 and December 31, 2018, respectively, and approximated fair value.
Borrowings:
The majority of the Company’s borrowings are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value. These borrowings include Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities and Cabot’s borrowings under its revolving credit facility. The carrying value of the Company’s revolving credit and term loan facilities approximates fair value due to the short-term nature of the interest rate periods. The fair value of the Company’s senior secured notes was estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates. The Company’s borrowings also include finance lease liabilities for which the carrying value approximates fair value.
Encore’s convertible notes and exchangeable notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible notes and exchangeable notes was $639.5 million and $619.6 million, net of the debt discount of $33.3 million and $36.4 million as of September 30, 2019 and December 31, 2018, respectively. The fair value estimate for these convertible notes and exchangeable notes, which incorporates quoted market prices using Level 2 inputs, was approximately $680.8 million and $553.7 million as of September 30, 2019 and December 31, 2018, respectively.

Cabot’s senior secured notes are carried at historical cost, adjusted for the debt discount. The carrying value of Cabot’s senior secured notes was $1,064.8 million and $1,109.9 million, net of the debt discount of $1.6 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively. The fair value estimate for these senior notes, which incorporates quoted market prices using Level 2 inputs, was $1,104.7 million and $1,036.9 million as of September 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other assets	$634	Other liabilities	$(237)
Interest rate cap contracts	Other assets	166	Other assets	2,023
Interest rate swap agreements	Other liabilities	(10,839)	Other liabilities	(4,881)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	(575)	Other liabilities	—

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
As of September 30, 2019, the total notional amount of the forward contracts that were designated as cash flow hedging instruments was $21.3 million. The Company estimates that approximately $0.6 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the nine months ended September 30, 2019 and 2018.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. In accordance with authoritative guidance relating to derivatives and hedging transactions, the Company designates its interest rate swap instruments as cash flow hedges. As of September 30, 2019, there were four interest rate swap agreements outstanding with a total notional amount of $335.5 million.
As of September 30, 2019, the Company also held two interest rate cap contracts (the “2018 Caps”) with a notional amount of £350.0 million (approximately $430.2 million) that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate debt. The 2018 Caps mature in 2021 and are structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months GBP-LIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent GBP-LIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationship to be highly effective and designates the 2018 Caps as cash flow hedge instruments.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$(323)	$(916)	Salaries and employee benefits	$198	$95
Foreign currency exchange contracts	(48)	(130)	General and administrative expenses	27	11
Interest rate swap agreements	(800)	3	Interest expense	(742)	4
Interest rate cap contracts	(145)	—	Interest expense	—	—

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$1,068	$(1,990)	Salaries and employee benefits	$183	$1,078
Foreign currency exchange contracts	(57)	(206)	General and administrative expenses	(44)	46
Interest rate swap agreements	(7,182)	(9)	Interest expense	(1,606)	29
Interest rate cap contracts	(1,857)	—	Interest expense	—	—

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
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency exchange contracts	Other expense	$(436)	$(2,281)	$(263)	$(9,221)
Interest rate cap contracts	Interest expense	—	289	—	(1,427)

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
In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is a significant increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR but are recognized as an allowance to the cost basis of the pool and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. Due to the discounting of future cashflows using monthly IRRs, an allowance charge could still result even if substantially higher collections occurring later in the collection curve offset lower collections in the near term.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2018	$3,773,171	$253,035	$4,026,206
Revenue from receivable portfolios	(285,255)	(25,903)	(311,158)
Allowance (reversals) on receivable portfolios, net	900	(2,267)	(1,367)
Additions (reductions) on existing portfolios, net	38,512	(199)	38,313
Additions for current purchases	285,637	—	285,637
Effect of foreign currency translation	26,244	217	26,461
Balance at March 31, 2019	3,839,209	224,883	4,064,092
Revenue from receivable portfolios	(285,562)	(26,933)	(312,495)
Allowance (reversals) on receivable portfolios, net	255	(2,318)	(2,063)
Additions on existing portfolios, net	113,074	32,285	145,359
Additions for current purchases	277,556	—	277,556
Effect of foreign currency translation	(46,492)	(34)	(46,526)
Balance at June 30, 2019	3,898,040	227,883	4,125,923
Revenue from receivable portfolios	(300,047)	(16,170)	(316,217)
Allowance reversals on receivable portfolios, net	(6,471)	(2,044)	(8,515)
Additions (reductions) on existing portfolios, net	153,807	(60,280)	93,527
Additions for current purchases	288,547	—	288,547
Effect of foreign currency translation	(72,664)	(1,146)	(73,810)
Balance at September 30, 2019	$3,961,212	$148,243	$4,109,455

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701
Revenue from receivable portfolios	(249,821)	(31,188)	(281,009)
Allowance reversals on receivable portfolios, net	(8,082)	(1,729)	(9,811)
Reductions on existing portfolios, net	(24,945)	(39,529)	(64,474)
Additions for current purchases	285,172	—	285,172
Effect of foreign currency translation	57,577	643	58,220
Balance at March 31, 2018	3,754,970	297,829	4,052,799
Revenue from receivable portfolios	(258,698)	(33,964)	(292,662)
Allowance reversals on receivable portfolios, net	(15,411)	(2,221)	(17,632)
Additions reductions on existing portfolios, net	136,267	5,824	142,091
Additions for current purchases	345,006	—	345,006
Effect of foreign currency translation	(97,448)	(597)	(98,045)
Balance at June 30, 2018	3,864,686	266,871	4,131,557
Revenue from receivable portfolios	(263,109)	(32,248)	(295,357)
Allowance reversals on receivable portfolios, net	(1,196)	(2,833)	(4,029)
Additions on existing portfolios, net	23,241	14,481	37,722
Additions for current purchases	262,751	—	262,751
Effect of foreign currency translation	(20,483)	(136)	(20,619)
Balance at September 30, 2018	$3,865,890	$246,135	$4,112,025

During the three months ended September 30, 2019, the Company purchased receivable portfolios with a face value of $5.3 billion for $259.9 million, or a purchase price of 4.9% of face value. This low purchase price as a percentage of face value was attributable to the purchase of certain asset classes in Europe that were deeply discounted. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2019 amounted to $548.5 million.

During the three months ended September 30, 2018, the Company purchased receivable portfolios with a face value of $1.6 billion for $248.7 million, or a purchase price of 15.9% of face value. The estimated future collections at acquisition for all portfolios purchased during the three months ended September 30, 2018 amounted to $512.3 million.
During the nine months ended September 30, 2019, the Company purchased receivable portfolios with a face value of $9.4 billion for $764.9 million, or a purchase price of 8.2% of face value. This low purchase price as a percentage of face value was attributable to the purchase of certain asset classes in Europe that were deeply discounted. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2019 amounted to $1,616.7 million. During the nine months ended September 30, 2018, the Company purchased receivable portfolios with a face value of $6.2 billion for $885.0 million, or a purchase price of 14.2% of face value. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2018 amounted to $1,772.9 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2019 and 2018, Zero Basis Revenue was approximately $16.2 million and $32.2 million, respectively. During the three months ended September 30, 2019 and 2018, allowance reversals on Zero Basis Portfolios were $2.0 million and $2.8 million, respectively.
During the nine months ended September 30, 2019 and 2018, Zero Basis Revenue was approximately $69.0 million and $97.4 million, respectively. During the nine months ended September 30, 2019 and 2018, allowance reversals on Zero Basis Portfolios were $6.6 million and $6.8 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2019
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,139,937	$84,631	$—	$3,224,568
Purchases of receivable portfolios	259,910	—	—	259,910
Deconsolidation of receivable portfolios (1)	(51,935)	—	—	(51,935)
Transfers to assets held for sale	(657)	(1,108)	—	(1,765)
Collections on receivable portfolios (2)	(480,089)	(1,125)	(18,181)	(499,395)
Put-Backs and Recalls(3)	(2,734)	—	(12)	(2,746)
Foreign currency adjustments	(62,595)	(2,586)	(21)	(65,202)
Revenue recognized	300,047	—	16,170	316,217
Portfolio allowance reversals, net	6,471	—	2,044	8,515
Balance, end of period	$3,108,355	$79,812	$—	$3,188,167
Revenue as a percentage of collections(4)	62.5%	0.0%	88.9%	63.3%

	Three Months Ended September 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,074,292	$10,329	$—	$3,084,621
Purchases of receivable portfolios	248,691	—	—	248,691
Transfers to assets held for sale	(4,253)	(1,111)	—	(5,364)
Collections on receivable portfolios (2)	(463,474)	(306)	(35,063)	(498,843)
Put-Backs and Recalls(3)	(2,056)	—	(18)	(2,074)
Foreign currency adjustments	(17,208)	(93)	—	(17,301)
Revenue recognized	263,109	—	32,248	295,357
Portfolio allowance reversals, net	1,196	—	2,833	4,029
Balance, end of period	$3,100,297	$8,819	$—	$3,109,116
Revenue as a percentage of collections(4)	56.8%	0.0%	92.0%	59.2%
________________________

(1)	Deconsolidation of receivable portfolios as a result of the Baycorp Transaction.

(2)	Does not include amounts collected on behalf of others.

(3)
Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(4)	Revenue as a percentage of collections excludes the effect of net portfolio allowances or net portfolio allowance reversals.

	Nine Months Ended September 30, 2019
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,129,502	$8,391	$—	$3,137,893
Purchases of receivable portfolios	764,942	—	—	764,942
Transfer of portfolios(1)	(78,980)	78,980	—	—
Deconsolidation of receivable portfolios(2)	(51,935)	—	—	(51,935)
Transfers to assets held for sale	(4,615)	(3,066)	—	(7,681)
Collections on receivable portfolios(3)	(1,449,705)	(2,831)	(75,593)	(1,528,129)
Put-Backs and Recalls(4)	(7,820)	—	(21)	(7,841)
Foreign currency adjustments	(69,214)	(1,662)	(21)	(70,897)
Revenue recognized	870,864	—	69,006	939,870
Portfolio allowance reversals, net	5,316	—	6,629	11,945
Balance, end of period	$3,108,355	$79,812	$—	$3,188,167
Revenue as a percentage of collections(6)	60.1%	0.0%	91.3%	61.5%

	Nine Months Ended September 30, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	885,033	—	—	885,033
Transfers to assets held for sale	(9,358)	(1,373)	—	(10,731)
Collections on receivable portfolios (3)	(1,379,095)	(1,729)	(103,214)	(1,484,038)
Put-Backs and Recalls(4)	(14,231)	—	(171)	(14,402)
Foreign currency adjustments	(57,539)	(320)	—	(57,859)
Reclassification adjustments(5)	—	798	(798)	—
Revenue recognized	771,628	—	97,400	869,028
Portfolio allowance reversals, net	24,689	—	6,783	31,472
Balance, end of period	$3,100,297	$8,819	$—	$3,109,116
Revenue as a percentage of collections(6)	56.0%	0.0%	94.4%	58.6%
________________________

(1)
Represents all portfolios in Mexico, which were transferred from accrual basis portfolios to cost recovery portfolios as the timing of future collections were determined to not be currently reasonably estimable, due to the changing political and economic conditions in Mexico.

(2)	Deconsolidation of receivable portfolios as a result of the Baycorp Transaction.

(3)	Does not include amounts collected on behalf of others.

(4)	Represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.

(5)	Reclassification relating to certain Zero Basis Revenue that was classified as collections in cost recovery portfolios in prior periods.

(6)	Revenue as a percentage of collections excludes the effect of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$57,204	$75,129	$60,631	$102,576
Provision for portfolio allowances	1,120	6,156	4,835	8,816
Reversal of prior allowances	(9,635)	(10,185)	(16,780)	(40,288)
Baycorp Transaction	(1,036)	—	(1,036)	—
Effect of foreign currency translation	(554)	(365)	(551)	(369)
Balance at end of period	$47,099	$70,735	$47,099	$70,735

Note 6: Deferred Court Costs, Net
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections, the Company is required to pay certain upfront costs to the applicable courts that are recoverable from the consumer (“Deferred Court Costs”).
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
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2019	December 31, 2018
Court costs advanced	$867,032	$828,713
Court costs recovered	(359,635)	(336,335)
Court costs reserve	(413,386)	(396,460)
Deferred court costs	$94,011	$95,918

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$(408,312)	$(381,125)	$(396,460)	$(364,015)
Provision for court costs	(20,866)	(23,065)	(60,214)	(67,293)
Charge-offs	13,679	13,603	40,934	38,990
Effect of foreign currency translation	2,113	960	2,354	2,691
Balance at end of period	$(413,386)	$(389,627)	$(413,386)	$(389,627)

Note 7: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Operating lease right-of-use asset	$75,852	$—
Identifiable intangible assets, net	49,717	60,581
Assets held for sale	40,890	26,664
Service fee receivables	25,041	28,035
Deferred tax assets	21,378	24,910
Prepaid expenses	15,352	24,989
Other financial receivables	8,090	47,363
Other	54,698	44,460
Total	$291,018	$257,002

Note 8: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2019. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2019	December 31, 2018
Encore revolving credit facility	$469,000	$429,000
Encore term loan facility	175,498	195,056
Encore senior secured notes	325,000	325,000
Encore convertible notes and exchangeable notes	672,855	656,000
Less: debt discount	(33,317)	(36,361)
Cabot senior secured notes	1,066,434	1,111,399
Less: debt discount	(1,592)	(1,477)
Cabot senior revolving credit facility	305,454	298,005
Cabot securitisation senior facilities	430,217	445,837
Other credit facilities	—	43,354
Other	52,305	64,566
Finance lease liabilities	7,893	7,563
	3,469,747	3,537,942
Less: debt issuance costs, net of amortization	(40,404)	(47,309)
Total	$3,429,343	$3,490,633

Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”).

Provisions of the Restated Credit Agreement as of September 30, 2019 include, but are not limited to:

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
At September 30, 2019, the outstanding balance under the Revolving Credit Facility was $469.0 million, which bore a weighted average interest rate of 5.25% and 5.09% for the three months ended September 30, 2019 and 2018, respectively, and 5.40% and 4.90% for the nine months ended September 30, 2019 and 2018, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $224.6 million as of September 30, 2019. At September 30, 2019, the outstanding balance under the Term Loan Facility was $175.5 million.

Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019 will require quarterly principal payments of $16.3 million. At September 30, 2019, the outstanding balance of the Senior Secured Notes was $325.0 million.
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
Encore Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the convertible and exchangeable senior notes ($ in thousands):

	September 30, 2019	December 31, 2018	Maturity date	Interest rate
2020 Convertible Notes	$89,355	$172,500	July 2020	3.000%
2021 Convertible Notes	161,000	161,000	March 2021	2.875%
2022 Convertible Notes	150,000	150,000	March 2022	3.250%
Exchangeable Notes	172,500	172,500	September 2023	4.500%
2025 Convertible Notes	100,000	—	October 2025	3.250%
	$672,855	$656,000

In June and July 2013, Encore issued $172.5 million aggregate principal amount of 3.000% convertible senior notes that mature on July 1, 2020 in private placement transactions (the “2020 Convertible Notes”). In March 2014, Encore issued $161.0 million aggregate principal amount of 2.875% convertible senior notes that mature on March 15, 2021 in private placement transactions (the “2021 Convertible Notes”). In March 2017, Encore issued $150.0 million aggregate principal amount of 3.250% convertible senior notes that mature on March 15, 2022 in private placement transactions (the “2022 Convertible Notes”).
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
In September 2019, Encore issued $100.0 million aggregate principal amount of 3.250% convertible senior notes that mature on October 1, 2025 in a private placement transaction (the “2025 Convertible Notes” and together with the 2020 Convertible Notes, the 2021 Convertible Notes and the 2022 Convertible Notes, the “Convertible Notes”). The interest on the Convertible Notes is payable semi-annually. The Company used a portion of the net proceeds from the issuance of the 2025 Convertible Notes to repurchase, in separate privately negotiated transactions, approximately $83.1 million aggregate principal amount of its 2020 Convertible Notes for approximately $85.0 million, including accrued and unpaid interest. Additionally, the

Company received proceeds of $1.8 million from the unwind of the capped call options associated with the repurchased portion of the 2020 Convertible Notes. Based on the fair value allocated to the debt and equity components of the 2020 Convertible Notes at the time of repurchase, the Company recognized a pre-tax loss on the repurchase of approximately $1.7 million, which was recorded to other expense in the consolidated statements of operations during the three and nine months ended September 30, 2019. In addition, the Company recognized approximately $0.4 million of interest expense to record the write-off of unamortized debt issuance costs associated with the repurchase of the 2020 Convertible Notes in the consolidated statements of operations during the three and nine months ended September 30, 2019. Since the capped call options were determined to be equity instruments, the partial unwind of the capped call options was recorded as an increase in additional paid-in capital in the consolidated statements of financial condition as of September 30, 2019.
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of September 30, 2019 are listed below.

	2020 Convertible Notes	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$45.72	$59.39	$45.57	$44.62	$40.00
Closing stock price at date of issuance	$33.35	$47.51	$35.05	$36.45	$32.00
Closing stock price date	Jun 24, 2013	Mar 5, 2014	Feb 27, 2017	Jul 20, 2018	Sep 4, 2019
Conversion or exchange rate (shares per $1,000 principal amount)	21.8718	16.8386	21.9467	22.4090	25.0000
Conversion or exchange date	Jan 1, 2020	Sep 15, 2020	Sep 15, 2021	Mar 1, 2023	Jul 1, 2025

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
As discussed above, upon exchange of the Exchangeable Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes and Exchangeable Notes at the time of the original offering are listed below (in thousands, except percentages):

	2020 Convertible Notes(1)	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Debt component	$140,247	$143,645	$137,266	$157,971	$91,024
Equity component	$32,253	$17,355	$12,734	$14,009	$8,976
Equity issuance cost	$1,106	$581	$398	$—	$224
Stated interest rate	3.000%	2.875%	3.250%	4.500%	3.250%
Effective interest rate	6.350%	4.700%	5.200%	6.500%	5.000%
________________________

(1)
The Company used a portion of the net proceeds from the issuance of the 2025 Convertible Notes to repurchase approximately $83.1 million aggregate principal amount of its 2020 Convertible Notes. As a result, the remaining principal amount of the 2020 Convertible Notes was $89.4 million as of September 30, 2019.

The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	September 30, 2019	December 31, 2018
Liability component—principal amount	$672,855	$656,000
Unamortized debt discount	(33,317)	(36,361)
Liability component—net carrying amount	$639,538	$619,639
Equity component	$83,127	$76,351

The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense—stated coupon rate	$6,754	$3,676	$17,662	$10,969
Interest expense—amortization of debt discount	3,405	2,518	9,770	7,410
Interest expense—Convertible Notes and Exchangeable Notes	$10,159	$6,194	$27,432	$18,379

Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company maintains a hedge program, primarily through capped call options, that increases the effective conversion or exchange price for the 2020 Convertible Notes, the 2021 Convertible Notes and the Exchangeable Notes. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes. As discussed above, the Company unwound the capped call options associated with the portion of the 2020 Convertible Notes repurchased by the Company in September 2019.
The details of the hedge program are listed below (in thousands, except conversion price):

	2020 Convertible Notes	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$18,113	$19,545	$17,785
Initial conversion or exchange price	$45.72	$59.39	$44.62
Effective conversion or exchange price	$61.55	$83.14	$62.48

Cabot Senior Secured Notes
The following table provides a summary of the Cabot senior secured notes ($ in thousands):

	September 30, 2019	December 31, 2018	Maturity date	Interest rate
Floating rate senior secured notes due 2024	$435,960	$—	June 2024	EURIBOR +6.375%
Floating rate senior secured notes due 2021	—	356,067	November 2021	EURIBOR +5.875%
Senior secured notes due 2023	630,474	653,355	October 2023	7.500%
Senior secured notes due 2021	—	101,977	April 2021	6.500%
	$1,066,434	$1,111,399

In June 2019, Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, issued €400.0 million (approximately $452.0 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2024 (the “Cabot 2024 Floating Rate Notes”). The Cabot 2024 Floating Rate Notes will mature in June 2024 and bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 6.375%, reset quarterly. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.
The proceeds from the issuance of the Cabot 2024 Floating Rate Notes, together with cash on hand, were used to (1) fully redeem existing €310.0 million (approximately $350.3 million) floating rate notes due in November 2021 and pay premium and accrued interest thereon, (2) fully redeem existing £80.0 million (approximately $101.6 million) senior secured notes due in April 2021 and pay accrued interest thereon, and (3) pay commissions, fees and other expenses. The transaction was treated as a debt extinguishment and related fees of approximately $9.0 million were recorded as interest expense in the Company’s consolidated statements of operations during the nine months ended September 30, 2019.
The Cabot 2024 Floating Rate Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial II, Marlin Intermediate Holdings plc, Cabot Securitisation UK Limited and Cabot Securitisation (UK) II Limited). The Cabot 2024 Floating Rate Notes are secured by a first-ranking security interest in all the outstanding shares of Cabot Financial II and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial II and the guarantors (other than CCM).
Cabot Financial (Luxembourg) S.A. (“Cabot Financial”) has issued £512.9 million (approximately $651.3 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). The Cabot 2023 Notes mature in October 2023. Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial, Marlin Intermediate Holdings plc, Cabot Securitisation UK Limited and Cabot Securitisation (UK) II Limited). The Cabot 2023 Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). Subject to the Intercreditor Agreement described below under “Cabot Senior Revolving Credit Facility”, the guarantees provided in respect of the Cabot 2023 Notes are pari passu with each such guarantee given in respect of the Cabot 2024 Floating Rate Notes and the Cabot Credit Facility described below.
Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense—stated coupon rate	$18,434	$21,411	$57,291	$64,250
Interest expense—amortization of debt discount	1,522	1,684	5,091	4,579
Interest expense—Cabot senior secured notes	$19,956	$23,095	$62,382	$68,829

Cabot Senior Revolving Credit Facilities
In November 2018, Cabot Financial (UK) Limited (“Cabot Financial UK”) entered into an amended and restated senior secured revolving credit facility agreement (as amended and restated, the “Cabot Credit Facility”). At September 30, 2019, the Cabot Credit Facility provides for a total committed facility of £385.0 million of which £375.0 million expires in September 2022 and £10.0 million expires in September 2021, and included the following key provisions:

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
The Cabot Credit Facility is unconditionally guaranteed by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited. The Cabot Credit Facility is secured by first ranking security interests in all the outstanding shares of Cabot Financial UK and the guarantors (other than CCM) and substantially all the assets of Cabot Financial UK and the guarantors (other than CCM). Pursuant to the terms of intercreditor agreements entered into with respect to the relative positions of the Cabot 2023 Notes, the Cabot 2024 Floating Rate Notes, and the Cabot Credit Facility, any liabilities in respect of obligations under the Cabot Credit Facility that are secured by assets that also secure the Cabot 2023 Notes, the Cabot 2024 Floating Rate Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
At September 30, 2019, the outstanding borrowings under the Cabot Credit Facilities were £248.5 million (approximately $305.5 million). The weighted average interest rate was 3.71% and 3.86% for the three months ended September 30, 2019 and 2018, respectively, and 3.47% and 3.78% for the nine months ended September 30, 2019 and 2018, respectively. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £136.5 million (approximately $167.8 million) as of September 30, 2019.
Cabot Securitisation Senior Facility
Cabot’s wholly owned subsidiary Cabot Securitisation UK Ltd (“Cabot Securitisation”) entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £300.0 million was drawn as of September 30, 2019. The Senior Facility Agreement matures in September 2023. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £329.3 million (approximately $404.8 million) as of September 30, 2019. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
In November 2018, Cabot’s wholly owned subsidiary Cabot Securitisation UK II Ltd (“Cabot Securitisation II”) entered into a new non-recourse asset backed senior facility of £50.0 million, of which £50.0 million was drawn as of September 30, 2019. The senior facility matures in September 2023. The facility is secured by first ranking security interests over all of Cabot Securitisation II’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £52.5 million (approximately $64.5 million) as of September 30, 2019. Funds drawn under this facility will bear interest at a rate per annum equal to LIBOR plus a margin of 4.075%.
At September 30, 2019, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $430.2 million). The weighted average interest rate was 3.75% and 3.56% for the three months ended September 30, 2019 and 2018 respectively, and 3.74% and 3.42% for the nine months ended September 30, 2019 and 2018, respectively.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to Note 9, “Variable Interest Entities,” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of September 30, 2019, the Company’s finance lease liabilities were approximately $7.9 million. Refer to “Note 11: Leases” for further details.

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
As of September 30, 2019, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 10: Income Taxes
Income tax expense was $3.0 million and $16.9 million during the three months ended September 30, 2019 and 2018, respectively, and $18.4 million and $37.7 million during the nine months ended September 30, 2019 and 2018, respectively. The decreases in income tax expense for the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018 were primarily attributable to a tax benefit recognized in relation to the Baycorp Transaction. Additionally, the decrease in income tax expense during the nine months ended September 30, 2019 as compared to the corresponding period in 2018 was also a result of a tax benefit recognized related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service (“IRS”) during the first quarter of 2019.

The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	5.3%	1.7%	3.7%	1.5%
Tax benefit relating to Baycorp Transaction(1)	(29.1)%	—%	(8.6)%	—%
Foreign income taxed at different rates	(3.4)%	13.0%	(2.6)%	(1.6)%
Audit assessment(2)	8.9%	—%	2.6%	—%
Change in valuation allowance	1.9%	18.1%	2.1%	16.3%
Change in tax accounting method(3)	—%	—%	(6.3)%	—%
Other	2.5%	2.7%	0.9%	(0.1)%
Effective rate	7.1%	56.5%	12.8%	37.1%
________________________

(1)
In connection with the Baycorp Transaction that was completed on August 15, 2019, the Company recognized a total tax benefit of $17.5 million on the disposition of certain investments in Baycorp held by the Company and its subsidiaries in various jurisdictions during the three and nine months ended September 30, 2019.

(2)	Relates to an IRS audit assessment for tax years 2014-2017 currently under exam.

(3)
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2019 and 2018, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $19.9 million at September 30, 2019. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $13.0 million as of September 30, 2019. There were no material changes in gross unrecognized tax benefits from December 31, 2018.
Of the Company’s $186.7 million of cash and cash equivalents as of September 30, 2019, $161.8 million was held outside of the United States. Following the enactment of the Tax Reform Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The Company maintains non-U.S. funds in its foreign operations to (1) provide adequate working capital, (2) satisfy various regulatory requirements, and (3) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. The Company regularly evaluates its election to indefinitely reinvest its non-U.S. earnings. As of September 30, 2019, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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
ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and are net of any lease incentives. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment.
The majority of the Company’s leases are for corporate offices, various facilities and information technology equipment. The components of lease expense for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease costs(1)	$6,739	$15,394
Finance lease costs
Amortization of right-of-use assets	441	1,254
Interest on lease liabilities	51	466
Total lease costs	$7,231	$17,114
________________________

(1)
Operating lease expenses are included in general and administrative expenses in the Company’s consolidated statements of operations. Costs include short-term and variable lease components which were not material for the periods.

The following table provides supplemental consolidated balance sheet information related to leases as of September 30, 2019 (in thousands):

	Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Other assets	$75,852
Finance lease right-of-use assets	Property and equipment, net	8,286
Total lease right-of-use assets		$84,138

Liabilities
Operating lease liabilities	Other liabilities	$94,154
Finance lease liabilities	Debt, net	7,893
Total lease liabilities		$102,047

Supplemental lease information is summarized below (in thousands, except rate and lease term):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Right-of-use assets obtained in exchange for new operating lease obligations	$4,232	$114,484
Right-of-use assets obtained in exchange for new finance lease obligations	3,862	6,795
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	4,022	10,883
Finance leases - operating cash flows	51	466
Finance leases - financing cash flows	454	1,419

September 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.2
Finance leases	3.2
Weighted-average discount rate
Operating leases(1)	5.4%
Finance leases	4.7%
________________________

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.
Minimum future payments on noncancelable operating leases as of September 30, 2019 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2019(1)	$662	$3,812	$4,474
2020	2,646	17,233	19,879
2021	2,508	16,352	18,860
2022	2,281	13,288	15,569
2023	433	12,145	12,578
Thereafter	—	54,566	54,566
Total undiscounted lease payments	8,530	117,396	125,926
Less: imputed interest	(637)	(23,242)	(23,879)
Lease obligations	$7,893	$94,154	$102,047
________________________

(1)	2019 amount consists of three months data from October 1, 2019 to December 31, 2019.

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
At September 30, 2019, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2019, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2019, the Company had entered into agreements to purchase receivable portfolios with a face value of approximately $2.6 billion for a purchase price of approximately $306.0 million. Most purchase commitments do not extend past one year.
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
The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues, adjusted by net allowances by geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, adjusted by net allowances(1):
United States	$211,193	$178,892	$599,953	$530,679
International
Europe(2)	130,868	137,331	397,063	412,407
Other geographies	13,875	20,551	52,871	70,223
	144,743	157,882	449,934	482,630
Total	$355,936	$336,774	$1,049,887	$1,013,309
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

On August 15, 2019, the Company completed the sale of Baycorp. The Company concluded that the fair value of Baycorp immediately prior to the Baycorp Transaction was less than its recorded book value and, as a result, the entire goodwill balance carried at the Baycorp reporting unit of $10.7 million was impaired. The goodwill impairment is included in operating expenses in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2019.
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. Other than the impairment charge discussed above, there have been no events or circumstances during the nine months ended September 30, 2019 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total
Balance, December 31, 2018	$868,126
Effect of foreign currency translation	14,758
Balance, March 31, 2019	882,884
Effect of foreign currency translation	(17,357)
Balance, June 30, 2019	865,527
Goodwill impairment	(10,718)
Effect of foreign currency translation	(23,260)
Balance, September 30, 2019	$831,549

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$63,464	$(15,309)	$48,155	$73,458	$(17,025)	$56,433
Developed technologies	5,842	(5,161)	681	7,461	(6,446)	1,015
Trade name and other	5,557	(4,676)	881	8,346	(5,213)	3,133
Total intangible assets	$74,863	$(25,146)	$49,717	$89,265	$(28,684)	$60,581

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and those set forth in our subsequent Quarterly Report for the quarter ended June 30, 2019 under “Part II, Item 1A, Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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
Cabot (Europe)
Through Cabot we are one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), and contingent collections. Cabot strengthened its debt servicing offerings with the acquisition of Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company in November 2017. Previously we controlled CCM via our majority ownership interest in an indirect holding company of CCM. In July 2018, we completed the purchase of all of the outstanding equity of CCM not owned by us (the “Cabot Transaction”). As a result, CCM became a wholly owned subsidiary of Encore.
LAAP (Latin America and Asia-Pacific)
We have purchased non-performing loans in Colombia, Peru, Mexico and Brazil. Additionally, we have invested in Encore Asset Reconstruction Company (“EARC”) in India.
In August 2019, we completed the sale (the “Baycorp Transaction”) of our wholly-owned subsidiary Encore Australia Holdings I PTY LTD (together with its subsidiaries “Baycorp”). Baycorp specialized in the management of non-performing loans in Australia and New Zealand and was previously a component of our LAAP business unit. The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and an additional loss on sale of $12.5 million during the three and nine months ended September 30, 2019.
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
On May 7, 2019, the Consumer Financial Protection Bureau (“CFPB”) issued a Notice of Proposed Rulemaking (“NPRM”) regarding debt collection. The NPRM proposes rules related to, among other things: disclosures by debt collectors to consumers; requirements for debt validation; use of newer technologies (text, voicemail and email) to communicate with consumers; and limits relating to telephonic communications. The industry and public had a 90-day period to comment on the proposed rules, which was extended by 30 days. The CFPB will evaluate any comments and issue the final rules. It is anticipated that the final rules will be issued in early to mid 2020, with an effective date one year after the final rules are issued.
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
Cabot (Europe)
The U.K. market for charged-off portfolios continues to grow, despite an on-going historic low level of charge-off rates, as creditors choose to both sell more of their debt and sell at earlier stages. The near record levels of consumer indebtedness suggest that charged-off debt will increase over time and, together with recent commitments by major debt purchasers to deliver a deleveraging profile, cause us to believe that pricing pressure will decrease in the future.
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
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
MCM (United States)	$173,214	$122,783	$527,318	$504,333
Cabot (Europe)	85,201	114,988	226,047	349,315
Other geographies	1,495	10,920	11,577	31,385
Total purchases	$259,910	$248,691	$764,942	$885,033
During the three months ended September 30, 2019, we invested $259.9 million to acquire receivable portfolios, with face values aggregating $5.3 billion, for an average purchase price of 4.9% of face value. The amount invested in receivable portfolios increased $11.2 million, or 4.5%, compared with the $248.7 million invested during the three months ended September 30, 2018, to acquire receivable portfolios with face values aggregating $1.6 billion, for an average purchase price of 15.9% of face value.
During the nine months ended September 30, 2019, we invested $764.9 million to acquire receivable portfolios, with face values aggregating $9.4 billion, for an average purchase price of 8.2% of face value. The amount invested in receivable portfolios decreased $120.1 million, or 13.6%, compared with the $885.0 million invested during the nine months ended September 30, 2018, to acquire receivable portfolios with face values aggregating $6.2 billion, for an average purchase price of 14.2% of face value.

In the United States, capital deployment increased for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods.
In Europe, capital deployment for the three and nine months ended September 30, 2019 decreased as compared to the corresponding periods in the prior year. The decreases were primarily the result of a more selective purchasing process in conjunction with a plan to reduce European debt leverage over time.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The average purchase price, as a percentage of face value decreased significantly during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018, due to capital deployment on certain asset classes in Europe that were deeply discounted during the third quarter of 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
MCM (United States):
Call center and digital collections	$187,500	$170,573	$557,135	$497,343
Legal collections	141,269	143,718	428,296	417,315
Collection agencies	2,459	4,119	8,682	13,524
Subtotal	331,228	318,410	994,113	928,182
Cabot (Europe)(1):
Call center and digital collections	64,492	66,853	192,832	216,174
Legal collections	45,276	42,333	145,285	118,603
Collection agencies	40,452	44,279	131,162	137,798
Subtotal	150,220	153,465	469,279	472,575
Other geographies(2):
Call center and digital collections	5,383	21,767	25,620	66,197
Legal collections	744	1,957	3,541	6,368
Collection agencies	11,820	3,244	35,576	10,716
Subtotal	17,947	26,968	64,737	83,281
Total collections	$499,395	$498,843	$1,528,129	$1,484,038
________________________

(1)	Certain reclassifications have been made for prior periods.

(2)
In December 2018, we completed the sale of all our interest in Refinancia S.A. (“Refinancia”), which remains the servicer for the non-performing loans we own in Colombia and Peru. As such, subsequent to December 2018, collections for these non-performing loans are classified as collection agency collections instead of call center and digital collections.

Gross collections increased slightly by $0.6 million, or 0.1%, to $499.4 million during the three months ended September 30, 2019, from $498.8 million during the three months ended September 30, 2018. Gross collections increased by $44.1 million, or 3.0%, to $1,528.1 million during the nine months ended September 30, 2019, from $1,484.0 million during the nine months ended September 30, 2018. The increases of gross collections during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018 were due to increased collections in the United States, offset by decreases in collections in Europe and other geographies.

The increase of collections in the United States during the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. The decreases in collections in Europe during the three and nine months ended September 30, 2019 were primarily due to unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and reduced level of capital deployment in recent periods in conjunction with our plan to reduce European debt leverage over time.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
Revenues
Revenue from receivable portfolios	$316,217	88.8%	$295,357	87.7%
Other revenues	31,204	8.8%	37,388	11.1%
Total revenues	347,421	97.6%	332,745	98.8%
Allowance reversals on receivable portfolios, net	8,515	2.4%	4,029	1.2%
Total revenues, adjusted by net allowances	355,936	100.0%	336,774	100.0%
Operating expenses
Salaries and employee benefits	96,638	27.2%	95,634	28.4%
Cost of legal collections	48,971	13.8%	50,473	15.0%
Other operating expenses	25,753	7.2%	30,691	9.1%
Collection agency commissions	17,343	4.9%	10,682	3.2%
General and administrative expenses	38,168	10.7%	41,893	12.4%
Depreciation and amortization	10,000	2.8%	9,873	2.9%
Goodwill impairment	10,718	3.0%	—	0.0%
Total operating expenses	247,591	69.6%	239,246	71.0%
Income from operations	108,345	30.4%	97,528	29.0%
Other expense
Interest expense	(54,365)	(15.3)%	(65,094)	(19.3)%
Other expense	(11,546)	(3.2)%	(2,539)	(0.8)%
Total other expense	(65,911)	(18.5)%	(67,633)	(20.1)%
Income from operations before income taxes	42,434	11.9%	29,895	8.9%
Provision for income taxes	(3,021)	(0.8)%	(16,879)	(5.0)%
Net income	39,413	11.1%	13,016	3.9%
Net income attributable to noncontrolling interest	(544)	(0.2)%	7,709	2.3%
Net income attributable to Encore Capital Group, Inc. stockholders	$38,869	10.9%	$20,725	6.2%

	Nine Months Ended September 30,
	2019		2018
Revenues
Revenue from receivable portfolios	$939,870	89.5%	$869,028	85.8%
Other revenues	98,072	9.4%	112,809	11.1%
Total revenues	1,037,942	98.9%	981,837	96.9%
Allowance reversals on receivable portfolios, net	11,945	1.1%	31,472	3.1%
Total revenues, adjusted by net allowances	1,049,887	100.0%	1,013,309	100.0%
Operating expenses
Salaries and employee benefits	284,699	27.1%	275,853	27.2%
Cost of legal collections	149,446	14.2%	155,583	15.4%
Other operating expenses	84,913	8.1%	103,478	10.2%
Collection agency commissions	46,905	4.5%	34,587	3.4%
General and administrative expenses	110,335	10.5%	123,163	12.1%
Depreciation and amortization	29,736	2.9%	31,232	3.1%
Goodwill impairment	10,718	1.0%	—	0.0%
Total operating expenses	716,752	68.3%	723,896	71.4%
Income from operations	333,135	31.7%	289,413	28.6%
Other expense
Interest expense	(173,245)	(16.5)%	(183,092)	(18.1)%
Other expense	(15,766)	(1.5)%	(4,961)	(0.5)%
Total other expense	(189,011)	(18.0)%	(188,053)	(18.6)%
Income from operations before income taxes	144,124	13.7%	101,360	10.0%
Provision for income taxes	(18,447)	(1.7)%	(37,657)	(3.7)%
Net income	125,677	12.0%	63,703	6.3%
Net income attributable to noncontrolling interest	(893)	(0.1)%	5,147	0.5%
Net income attributable to Encore Capital Group, Inc. stockholders	$124,784	11.9%	$68,850	6.8%
Results of Operations—Cabot Credit Management Limited
The following table summarizes the operating results contributed by CCM (which does not consolidate the results of its European affiliate Grove Europe S.á r.l.) during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues, adjusted by net allowances	$128,656	$130,513	$384,661	$387,379
Total operating expenses	(73,530)	(72,343)	(211,937)	(215,344)
Income from operations	55,126	58,170	172,724	172,035
Interest expense-non-PEC	(27,580)	(36,169)	(94,352)	(96,196)
PEC interest expense	—	(1,952)	—	(17,307)
Other (expense) income	(368)	523	(234)	1,114
Income before income taxes	27,178	20,572	78,138	59,646
Provision for income taxes	(4,798)	(5,373)	(13,630)	(14,614)
Net income	22,380	15,199	64,508	45,032
Net (income) loss attributable to noncontrolling interest	(544)	3,674	(893)	(5,068)
Net income attributable to Encore Capital Group, Inc. stockholders	$21,836	$18,873	$63,615	$39,964

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
Other revenues consist primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. We earn fee-based income by providing debt servicing (such as early stage collections, BPO, contingent collections, trace services and litigation activities) to credit originators for non-performing loans. Other revenues also include revenues recognized from the sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios in Europe and LAAP.
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
Total revenues, adjusted by net allowances, were $355.9 million during the three months ended September 30, 2019, an increase of $19.2 million, or 5.7%, compared to total revenues, adjusted by net allowances of $336.8 million during the three months ended September 30, 2018. Total revenues, adjusted by net allowances, were $1,049.9 million during the nine months ended September 30, 2019, an increase of $36.6 million, or 3.6%, compared to total revenues, adjusted by net allowances of $1,013.3 million during the nine months ended September 30, 2018.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 5.7% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and by 6.2% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Revenue from receivable portfolios was $316.2 million during the three months ended September 30, 2019, an increase of $20.9 million, or 7.1%, compared to $295.4 million during the three months ended September 30, 2018. Revenue from receivable portfolios was $939.9 million during the nine months ended September 30, 2019, an increase of $70.8 million, or 8.2%, compared to $869.0 million during the nine months ended September 30, 2018. The increases in portfolio revenue during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were due to increased IRRs resulted from sustained improvements in portfolio collections driven by liquidation improvement initiatives.

The following tables summarize collections, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2019					As of September 30, 2019
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Gross Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$16,333	$14,301	87.6%	$2,045	4.5%	$—	—
2011	8,310	9,264	111.5%	—	2.9%	2,907	77.2%
2012	9,072	8,392	92.5%	—	2.7%	6,692	33.5%
2013	20,387	17,559	86.1%	—	5.6%	15,844	33.3%
2014	16,358	10,422	63.7%	1,717	3.3%	53,863	6.0%
2015	20,305	8,728	43.0%	4,636	2.8%	88,511	3.0%
2016	37,609	16,817	44.7%	—	5.3%	163,481	3.2%
2017	59,238	31,909	53.9%	—	10.1%	219,053	4.5%
2018	86,185	47,839	55.5%	(196)	15.1%	450,300	3.3%
2019	57,431	37,680	65.6%	—	11.9%	491,560	3.2%
Subtotal	331,228	202,911	61.3%	8,202	64.2%	1,492,211	4.1%
Europe:
ZBA(4)	73	72	98.6%	—	0.0%	—	—
2013	26,530	20,858	78.6%	—	6.6%	221,599	3.1%
2014	25,112	17,701	70.5%	29	5.6%	200,040	2.9%
2015	18,042	11,273	62.5%	450	3.6%	154,572	2.3%
2016	13,957	10,214	73.2%	—	3.2%	139,951	2.5%
2017	27,412	15,558	56.8%	—	4.9%	292,257	1.7%
2018	24,413	17,188	70.4%	(888)	5.4%	380,162	1.5%
2019	14,681	9,287	63.3%	—	3.0%	208,934	1.8%
Subtotal	150,220	102,151	68.0%	(409)	32.3%	1,597,515	2.1%
Other geographies:
ZBA(4)	1,777	1,796	101.1%	—	0.6%	—	—
2014	1,492	942	63.1%	—	0.3%	60,827	80.8%
2015	3,714	2,804	75.5%	267	0.9%	7,295	13.7%
2016	2,757	1,640	59.5%	455	0.5%	4,998	4.9%
2017	3,652	1,827	50.0%	—	0.6%	16,169	5.2%
2018	3,369	1,673	49.7%	—	0.5%	8,792	3.1%
2019	1,186	473	39.9%	—	0.1%	360	3.2%
Subtotal	17,947	11,155	62.2%	722	3.5%	98,441	6.0%
Total	$499,395	$316,217	63.3%	$8,515	100.0%	$3,188,167	3.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

	Three Months Ended September 30, 2018					As of September 30, 2018
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$32,383	$29,568	91.3%	$2,833	10.0%	$—	—
2011	3,740	3,306	88.4%	—	1.1%	3,704	27.5%
2012	9,051	6,882	76.0%	—	2.3%	10,676	18.8%
2013	25,237	18,787	74.4%	—	6.4%	29,048	18.9%
2014	22,995	11,638	50.6%	394	3.9%	78,795	4.5%
2015	30,169	12,619	41.8%	(1,709)	4.3%	142,909	2.7%
2016	57,161	24,004	42.0%	(401)	8.1%	261,557	2.8%
2017	78,699	34,790	44.2%	(646)	11.9%	360,900	3.0%
2018	58,975	36,745	62.3%	—	12.4%	461,910	3.1%
Subtotal	318,410	178,339	56.0%	471	60.4%	1,349,499	3.6%
Europe:
ZBA(4)	90	90	100.0%	—	0.0%	—	—
2013	31,884	23,882	74.9%	6,431	8.1%	252,673	3.1%
2014	30,545	20,096	65.8%	—	6.8%	249,249	2.6%
2015	20,329	11,897	58.5%	(62)	4.0%	196,211	2.0%
2016	18,002	11,861	65.9%	—	4.0%	179,271	2.3%
2017	35,261	17,200	48.8%	—	5.8%	370,498	1.5%
2018	17,354	12,854	74.1%	—	4.4%	335,275	1.5%
Subtotal	153,465	97,880	63.8%	6,369	33.1%	1,583,177	2.1%
Other geographies:
ZBA(4)	2,590	2,590	100.0%	—	0.9%	—	—
2014	1,304	4,407	338.0%	—	1.5%	63,420	2.4%
2015	7,139	4,628	64.8%	(1,748)	1.6%	22,142	6.0%
2016	6,077	2,524	41.5%	(1,063)	0.9%	29,895	2.4%
2017	5,359	2,793	52.1%	—	0.9%	34,850	2.3%
2018	4,499	2,196	48.8%	—	0.7%	26,133	3.3%
Subtotal	26,968	19,138	71.0%	(2,811)	6.5%	176,440	3.0%
Total	$498,843	$295,357	59.2%	$4,029	100.0%	$3,109,116	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
Zero basis revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

	Nine Months Ended September 30, 2019					As of September 30, 2019
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Gross Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$68,127	$61,518	90.3%	$6,630	6.5%	$—	—
2011	14,186	13,925	98.2%	304	1.5%	2,907	77.2%
2012	23,552	20,018	85.0%	273	2.1%	6,692	33.5%
2013	65,132	55,298	84.9%	(52)	5.9%	15,844	33.3%
2014	54,569	31,766	58.2%	3,247	3.4%	53,863	6.0%
2015	68,045	27,925	41.0%	4,636	3.0%	88,511	3.0%
2016	127,311	56,240	44.2%	(896)	6.0%	163,481	3.2%
2017	203,288	101,421	49.9%	—	10.8%	219,053	4.5%
2018	269,545	152,323	56.5%	(196)	16.2%	450,300	3.3%
2019	100,358	65,552	65.3%	—	7.0%	491,560	3.2%
Subtotal	994,113	585,986	58.9%	13,946	62.4%	1,492,211	4.1%
Europe:
ZBA(4)	265	266	100.4%	—	0.0%	—	—
2013	85,001	66,525	78.3%	—	7.1%	221,599	3.1%
2014	80,303	55,567	69.2%	(145)	5.9%	200,040	2.9%
2015	55,456	32,964	59.4%	267	3.5%	154,572	2.3%
2016	47,175	32,116	68.1%	(29)	3.4%	139,951	2.5%
2017	89,966	49,503	55.0%	—	5.3%	292,257	1.7%
2018	85,015	54,332	63.9%	(888)	5.8%	380,162	1.5%
2019	26,098	17,525	67.2%	—	1.9%	208,934	1.8%
Subtotal	469,279	308,798	65.8%	(795)	32.9%	1,597,515	2.1%
Other geographies:
ZBA(4)	7,202	7,221	100.3%	—	0.7%	—	—
2014	3,316	5,803	175.0%	—	0.6%	60,827	80.8%
2015	14,448	10,881	75.3%	267	1.1%	7,295	13.7%
2016	10,663	5,598	52.5%	(606)	0.6%	4,998	4.9%
2017	12,822	7,192	56.1%	—	0.8%	16,169	5.2%
2018	13,176	7,110	54.0%	(867)	0.8%	8,792	3.1%
2019	3,110	1,281	41.2%	—	0.1%	360	3.2%
Subtotal	64,737	45,086	69.6%	(1,206)	4.7%	98,441	6.0%
Total	$1,528,129	$939,870	61.5%	$11,945	100.0%	$3,188,167	3.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

	Nine Months Ended September 30, 2018					As of September 30, 2018
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$94,675	$88,063	93.0%	$6,783	10.1%	$—	—
2008	1,652	237	14.3%	—	0.0%	—	—
2009(5)	—	—	—	—	—	—	—
2010(5)	—	—	—	—	—	—	—
2011	10,954	10,081	92.0%	—	1.2%	3,704	27.5%
2012	28,496	23,489	82.4%	(723)	2.7%	10,676	18.8%
2013	81,759	62,230	76.1%	—	7.2%	29,048	18.9%
2014	74,593	39,790	53.3%	1,299	4.6%	78,795	4.5%
2015	100,683	43,054	42.8%	(1,709)	5.0%	142,909	2.7%
2016	186,747	80,046	42.9%	(401)	9.2%	261,557	2.8%
2017	243,525	114,363	47.0%	(646)	13.2%	360,900	3.0%
2018	105,098	64,612	61.5%	—	7.4%	461,910	3.1%
Subtotal	928,182	525,965	56.7%	4,603	60.6%	1,349,499	3.6%
Europe:
ZBA adjustment(6)	—	798	—	—	0.1%	—	—
ZBA(4)	108	109	100.9%	—	0.0%	—	—
2013	102,073	74,485	73.0%	20,690	8.6%	252,673	3.1%
2014	99,411	62,923	63.3%	7,956	7.2%	249,249	2.6%
2015	67,228	38,050	56.6%	852	4.4%	196,211	2.0%
2016	63,071	38,347	60.8%	—	4.4%	179,271	2.3%
2017	116,312	50,819	43.7%	—	5.8%	370,498	1.5%
2018	24,372	19,861	81.5%	—	2.3%	335,275	1.5%
Subtotal	472,575	285,392	60.4%	29,498	32.8%	1,583,177	2.1%
Other geographies:
ZBA(4)	8,431	8,430	100.0%	—	1.0%	—	—
2013(5)	150	—	0.0%	—	0.0%	—	—
2014	4,377	13,015	297.3%	—	1.5%	63,420	2.4%
2015	24,121	15,618	64.7%	(1,748)	1.8%	22,142	6.0%
2016	20,073	9,059	45.1%	(881)	1.0%	29,895	2.4%
2017	18,197	7,741	42.5%	—	0.9%	34,850	2.3%
2018	7,932	3,808	48.0%	—	0.4%	26,133	3.3%
Subtotal	83,281	57,671	69.2%	(2,629)	6.6%	176,440	3.0%
Total	$1,484,038	$869,028	58.6%	$31,472	100%	$3,109,116	2.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

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

Other revenues were $31.2 million and $37.4 million for the three months ended September 30, 2019 and 2018, respectively, and $98.1 million and $112.8 million for the nine months ended September 30, 2019 and 2018, respectively. Other revenues primarily consist of fee-based income earned at our international subsidiaries that provide portfolio management services to credit originators for non-performing loans. The decrease in other revenues in the periods presented was primarily attributable to the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and the sale of all our interests in Refinancia in December 2018. Subsequent to the sale, we no longer earn fee-based income from Refinancia.
Net allowance reversals were $8.5 million and $4.0 million for the three months ended September 30, 2019 and 2018, respectively, and $11.9 million and $31.5 million for the nine months ended September 30, 2019 and 2018. Allowance reversals were primarily a result of sustained improvements in portfolio collections on certain portfolios on which we had previously recorded portfolio allowances in the past. These improvements in portfolio collections were driven by liquidation improvement initiatives.
Operating Expenses
Total operating expenses were $247.6 million during the three months ended September 30, 2019, an increase of $8.3 million, or 3.5%, compared to total operating expenses of $239.2 million during the three months ended September 30, 2018. Total operating expenses were $716.8 million during the nine months ended September 30, 2019, a decrease of $7.1 million, or 1.0%, compared to total operating expenses of $723.9 million during the nine months ended September 30, 2018.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 5.7% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and by 6.2% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased slightly by $1.0 million, or 1.0%, to $96.6 million during the three months ended September 30, 2019, from $95.6 million during the three months ended September 30, 2018. Salaries and employee benefits increased by $8.8 million, or 3.2%, to $284.7 million during the nine months ended September 30, 2019, from $275.9 million during the nine months ended September 30, 2018. The increase was primarily the result of an increase in salaries and employee benefits at our domestic sites as part of our initiative to increase collections capacity, partially offset by a decrease in headcount at our international subsidiaries.
Stock-based compensation decreased $1.0 million, or 20.0%, to $4.0 million during the three months ended September 30, 2019, from $5.0 million during the three months ended September 30, 2018. Stock-based compensation decreased $1.1 million, or 10.0%, to $9.4 million during the nine months ended September 30, 2019, from $10.5 million during the nine months ended September 30, 2018. The decreases during the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year were primarily attributable to additional expenses recognized due to the vesting of equity awards at the completion of the Cabot Transaction in July 2018.
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

During the three months ended September 30, 2019, overall cost of legal collections decreased $1.5 million, or 3.0%, to $49.0 million, as compared to $50.5 million during the corresponding period in the prior year. The cost of legal collections in the United States decreased by $0.8 million, or 1.9% and the cost of legal collections in Europe decreased by $0.4 million, or 6.0% during the three months ended September 30, 2019, as compared to the corresponding period in the prior year.
During the nine months ended September 30, 2019, overall cost of legal collections decreased $6.1 million, or 3.9%, to $149.4 million, as compared to $155.6 million during the corresponding period in the prior year. The cost of legal collections in the United States decreased by $2.8 million, or 2.1% and the cost of legal collections in Europe decreased by $2.9 million, or 13.3% during the nine months ended September 30, 2019, as compared to the corresponding period in the prior year.
The decreases in the cost of legal collections during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018 were due to the shift of account placements towards non-legal collection channels.
Other Operating Expenses
Other operating expenses decreased by $4.9 million, or 16.1%, to $25.8 million during the three months ended September 30, 2019, from $30.7 million during the three months ended September 30, 2018. Other operating expenses decreased by $18.6 million, or 17.9%, to $84.9 million during the nine months ended September 30, 2019, from $103.5 million during the nine months ended September 30, 2018.
The decreases during the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year were primarily due to a large expense incurred in our previously owned subsidiary Refinancia during the prior periods, in addition to reduced expenditures for temporary services and the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies.
Collection Agency Commissions
During the three months ended September 30, 2019, we incurred $17.3 million in commissions to third-party collection agencies, or 31.7% of the related gross collections of $54.7 million. During the three months ended September 30, 2018, we incurred $10.7 million in commissions to third-party collection agencies, or 20.7%, of the related gross collections of $51.6 million.
During the nine months ended September 30, 2019, we incurred $46.9 million in commissions to third-party collection agencies, or 26.7% of the related gross collections of $175.4 million. During the nine months ended September 30, 2018, we incurred $34.6 million in commissions to third-party collection agencies, or 21.3%, of the related gross collections of $162.0 million.
The increases in collection agency commissions during the periods presented were primarily driven by the change in our LAAP operations. As discussed in the “Collections by Channel and Geographic Location” section above, in December 2018, we completed the sale of all our interest in Refinancia, which remains the servicer for the non-performing loans we own in Colombia and Peru. Subsequent to December 2018, collections for these non-performing loans are classified as collection agency collections instead of call center and digital collections, as a result, costs associated with these collections are included in collection agency commissions.
Additionally, collections through this channel are predominately in Europe and Latin America and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions, as a percentage of collections in this channel also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. The United States collection agency commission rate is generally lower than the European rate due to a higher concentration of lower commission rate bankruptcy portfolios collected through the collection agency channel in the United States.
General and Administrative Expenses
General and administrative expenses decreased $3.7 million, or 8.9%, to $38.2 million during the three months ended September 30, 2019, from $41.9 million during the three months ended September 30, 2018. General and administrative expenses decreased $12.8 million, or 10.4%, to $110.3 million during the nine months ended September 30, 2019, from $123.2 million during the nine months ended September 30, 2018.

The decreases were primarily due to (1) higher mergers and acquisition costs incurred in prior periods, (2) the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies and (3) higher infrastructure costs incurred at our domestic sites in prior periods.
Depreciation and Amortization
Depreciation and amortization expense increased slightly by $0.1 million, or 1.3%, to $10.0 million during the three months ended September 30, 2019, from $9.9 million during the three months ended September 30, 2018. Depreciation and amortization expense decreased by $1.5 million, or 4.8%, to $29.7 million during the nine months ended September 30, 2019, from $31.2 million during the nine months ended September 30, 2018.
Goodwill Impairment
In connection with our Baycorp Transaction, we concluded that the fair value of Baycorp was less than its recorded book value on August 15, 2019. As a result, the entire goodwill balance carried at our Baycorp reporting unit of $10.7 million was impaired. The goodwill impairment is included in operating expenses on our consolidated statements of operations during the three and nine months ended September 30, 2019. Refer to Note 15, “Goodwill and Identifiable Intangible Assets” to our consolidated financial statements for further information on the goodwill impairment charge.
Interest Expense
Interest expense decreased $10.7 million to $54.4 million during the three months ended September 30, 2019, from $65.1 million during the three months ended September 30, 2018. Interest expense decreased $9.8 million to $173.2 million during the nine months ended September 30, 2019, from $183.1 million during the nine months ended September 30, 2018.
The following table summarizes our interest expense (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Stated interest on debt obligations	$48,413	$47,990	$423	0.9%
Interest expense on preferred equity certificates	—	1,952	(1,952)	(100.0)%
Amortization of loan fees and other loan costs	2,547	12,517	(9,970)	(79.7)%
Amortization of debt discount	3,405	2,635	770	29.2%
Total interest expense	$54,365	$65,094	$(10,729)	(16.5)%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Stated interest on debt obligations	$145,297	$139,188	$6,109	4.4%
Interest expense on preferred equity certificates	—	17,307	(17,307)	(100.0)%
Amortization of loan fees and other loan costs	17,978	19,067	(1,089)	(5.7)%
Amortization of debt discount	9,970	7,530	2,440	32.4%
Total interest expense	$173,245	$183,092	$(9,847)	(5.4)%
On July 24, 2018, in connection with the Cabot Transaction, we purchased all outstanding preferred equity certificates (“PECs”) including accrued interest that were held by Cabot’s minority shareholders. As a result, no PEC interest expense was incurred subsequent to the Cabot Transaction.
The decreases in interest expense during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018 were primarily attributable to certain financing fees incurred during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, interest expense included approximately $6.6 million in fees relating to Cabot’s refinancing of the Cabot senior secured notes and approximately $2.5 million of fees for a bridge loan commitment related to the Cabot Transaction. The decrease in interest expense during the three and nine months ended September 30, 2019 was also attributable to the purchase of all previously outstanding PECs and the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies. The decreases in interest expense during the three and nine months ended September 30, 2019 were partially offset by higher interest rates for the Encore Revolving Credit Facility and the Cabot Securitisation Senior Facility and higher balances on the Encore Revolving Credit Facility, Cabot Securitisation Senior Facility, and Cabot Credit Facilities.

Other Expense
Other income and expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $11.5 million during the three months ended September 30, 2019 compared to $2.5 million during the three months ended September 30, 2018. Other expense was $15.8 million during the nine months ended September 30, 2019 compared to $5.0 million during the nine months ended September 30, 2018. Other expenses during the three and nine months ended September 30, 2019 primarily included the loss recognized on the Baycorp Transaction of $12.5 million. Other expense during the three and nine months ended September 30, 2018 was primarily the result of a loss on a derivative contract of $2.7 million and $9.3 million, respectively, offset by certain other income recognized during the periods.
Income Taxes
We recorded income tax expense of $3.0 million and $16.9 million during the three months ended September 30, 2019 and 2018, and $18.4 million and $37.7 million during the nine months ended September 30, 2019 and 2018, respectively. The decreases in income tax expense for the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018 were primarily attributable to a tax benefit recognized in relation to the Baycorp Transaction. Additionally, the decrease in income tax expense during the nine months ended September 30, 2019 as compared to the corresponding period in 2018 was also a result of a tax benefit recognized related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service (“IRS”) during the first quarter of 2019.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	5.3%	1.7%	3.7%	1.5%
Tax benefit relating to Baycorp Transaction(1)	(29.1)%	—%	(8.6)%	—%
Foreign income taxed at different rates	(3.4)%	13.0%	(2.6)%	(1.6)%
Audit assessment(2)	8.9%	—%	2.6%	—%
Change in valuation allowance	1.9%	18.1%	2.1%	16.3%
Change in tax accounting method(3)	—%	—%	(6.3)%	—%
Other	2.5%	2.7%	0.9%	(0.1)%
Effective rate	7.1%	56.5%	12.8%	37.1%
________________________

(1)
In connection with the Baycorp Transaction that was completed on August 15, 2019, we recognized a total tax benefit of $17.5 million on the disposition of certain investments in Baycorp held by Encore and its subsidiaries in various jurisdictions during the three and nine months ended September 30, 2019.

(2)	Relates to an IRS audit assessment for tax years 2014-2017 currently under exam.

(3)
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
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2019 and 2018, was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $19.9 million at September 30, 2019. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $13.0 million as of September 30, 2019. There were no material changes in gross unrecognized tax benefits from December 31, 2018.

Of the $186.7 million of cash and cash equivalents as of September 30, 2019, $161.8 million was held outside of the United States. Following the enactment of the Tax Reform Act and associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax. However, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. We maintain non-U.S. funds in our foreign operations to (1) provide adequate working capital, (2) satisfy various regulatory requirements, and (3) take advantage of business expansion opportunities as they arise. The non-U.S. jurisdictional taxes applicable to foreign earnings are not readily determinable or practicable. We regularly evaluate our election to indefinitely reinvest our non-U.S. earnings. As of September 30, 2019, management believes that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	39.8%	40.7%	39.5%	41.7%
Europe	29.0%	24.4%	28.5%	27.0%
Other geographies	63.5%	46.9%	54.6%	47.1%
Overall cost per dollar collected	37.4%	36.0%	36.8%	37.3%
Our overall cost per dollar collected (or “cost-to-collect”) increased 140 basis points to 37.4% for the three months ended September 30, 2019, from 36.0% during the corresponding period in the prior year, and decreased 50 basis points to 36.8% for the nine months ended September 30, 2019, from 37.3% during the corresponding period in the prior year.
Cost-to-collect in the United States decreased due to a combination of (1) collection mix shifting towards non-legal collection, which has lower cost-to-collect, (2) higher total collections that blended down fixed cost and reduced overall cost-to-collect, and (3) reduced cost-to-collect in the legal channel that was driven by improved court cost recovery rates.
Cost-to-collect in Europe during the three and nine months ended September 30, 2018 was lower than our typical cost-to-collect in this geography, driven in part by the reclassification during the quarter ended September 30, 2018 of certain expenses, which reduced adjusted operating expenses in Europe for that period.
Cost-to-collect in LAAP is expected to stay at an elevated level and will continue to fluctuate over time.
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
The following table provides a reconciliation between net income and diluted earnings per share attributable to Encore calculated in accordance with GAAP, to adjusted net income and adjusted earnings per share attributable to Encore, respectively. During the periods in which GAAP diluted earnings per share includes the dilutive effect of common shares that are issuable upon conversion or exchange of certain convertible notes and exchangeable notes because the average stock price during the respective periods exceeded the conversion price or exchange price of these notes, we present those metrics both including and excluding the dilutive effect of these convertible notes and exchangeable notes to better illustrate the impact of those notes and the related hedging transactions to shareholders, with “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns. The average stock price during the three and nine months ended September 30, 2019 and 2018 did not exceed the conversion price of our convertible notes or the exchange price of our exchangeable notes, therefore, our GAAP diluted earnings per share did not include any dilutive effect attributable to our convertible notes or exchangeable notes. As a result, the adjusted earnings per diluted shares-accounting and per diluted shares-economic were the same during the respective periods presented below (in thousands, except per share data):

	Three Months Ended September 30,
	2019		2018
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income attributable to Encore, as reported	$38,869	$1.23	$20,725	$0.69
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	3,531	0.11	3,719	0.12
Acquisition, integration and restructuring related expenses(1)	3,819	0.12	12,458	0.41
Amortization of certain acquired intangible assets(2)	1,644	0.05	1,947	0.07
Loss on Baycorp Transaction(3)	12,489	0.39	—	—
Goodwill impairment(3)	10,718	0.34	—	—
Net gain on fair value adjustments to contingent consideration(4)	(101)	—	—	—
Loss on derivatives in connection with the Cabot Transaction(5)	—	—	2,737	0.09
Income tax effect of above non-GAAP adjustments and certain discrete tax items(6)	(19,069)	(0.60)	(2,335)	(0.08)
Adjustments attributable to noncontrolling interest(7)	—	—	(3,474)	(0.11)
Adjusted net income attributable to Encore	$51,900	$1.64	$35,777	$1.19
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses, which for the three months ended September 30, 2019 includes approximately $1.3 million of transaction costs incurred associated with the Baycorp Transaction. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(3)
The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the three months ended September 30, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(6)
Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations. We recognized approximately $17.5 million, or $0.55 per diluted share, in tax benefit as a result of the Baycorp Transaction, which is included in this income tax adjustment during the three months ended September 30, 2019. Refer to the Note 10 “Income Taxes” in the notes to our consolidated financial statements for further details.

(7)
Certain of the above adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

	Nine Months Ended September 30,
	2019		2018
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic
GAAP net income attributable to Encore, as reported	$124,784	$3.97	$68,850	$2.49
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	11,571	0.37	9,824	0.36
Acquisition, integration and restructuring related expenses(1)	6,345	0.20	16,685	0.60
Amortization of certain acquired intangible assets(2)	5,358	0.17	6,451	0.23
Loss on Baycorp Transaction(3)	12,489	0.40	—	—
Goodwill impairment(3)	10,718	0.34	—	—
Net gain on fair value adjustments to contingent consideration(4)	(2,300)	(0.07)	(4,652)	(0.17)
Loss on derivatives in connection with the Cabot Transaction(5)	—	—	9,315	0.34
Expenses related to withdrawn Cabot IPO(6)	—	—	2,984	0.11
Income tax effect of above non-GAAP adjustments and certain discrete tax items(7)	(21,840)	(0.69)	(7,763)	(0.28)
Change in tax accounting method(8)	(9,070)	(0.29)	—	—
Adjustments attributable to noncontrolling interest(9)	—	—	(5,022)	(0.19)
Adjusted net income attributable to Encore	$138,055	$4.40	$96,672	$3.49
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses, which for the nine months ended September 30, 2019 includes approximately $1.3 million of transaction costs incurred associated with the Baycorp Transaction. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(3)
The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the nine months ended September 30, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(7)
Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations. We recognized approximately $17.5 million, or $0.55 per diluted share, in tax benefit as a result of the Baycorp Transaction, which is included in this income tax adjustment during the nine months ended September 30, 2019. Refer to the Note 10 “Income Taxes” in the notes to our consolidated financial statements for further details.

(8)
Amount represents the benefit from the tax accounting method change related to revenue reporting. We adjust for certain discrete tax items that are not indicative of our ongoing operations. Refer to Note 10: “Income Taxes” in the notes to our consolidated financial statements for further details.

(9)
Certain of the above adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net income, as reported	$39,413	$13,016	$125,677	$63,703
Adjustments:
Interest expense	54,365	65,094	173,245	183,092
Interest income	(590)	(747)	(2,850)	(2,846)
Provision for income taxes	3,021	16,879	18,447	37,657
Depreciation and amortization	10,000	9,873	29,736	31,232
Stock-based compensation expense	4,005	5,007	9,412	10,452
Acquisition, integration and restructuring related expenses(1)	3,819	8,475	6,345	12,702
Loss on Baycorp Transaction(2)	12,489	—	12,489	—
Goodwill impairment(2)	10,718	—	10,718	—
Net gain on fair value adjustments to contingent consideration(3)	(101)	—	(2,300)	(4,652)
Loss on derivatives in connection with the Cabot Transaction(4)	—	2,737	—	9,315
Expenses related to withdrawn Cabot IPO(5)	—	—	—	2,984
Adjusted EBITDA	$137,139	$120,334	$380,919	$343,639

Collections applied to principal balance(6)	$174,663	$199,457	$576,314	$583,538
________________________

(1)
Amount represents acquisition, integration and restructuring related expenses, which includes approximately $1.3 million of transaction costs incurred associated with the Baycorp Transaction during the three and nine months ended September 30, 2019. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)
The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the three and nine months ended September 30, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP total operating expenses, as reported	$247,591	$239,246	$716,752	$723,896
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(42,503)	(45,980)	(130,817)	(148,646)
Stock-based compensation expense	(4,005)	(5,007)	(9,412)	(10,452)
Acquisition, integration and restructuring related expenses(2)	(3,819)	(8,475)	(6,345)	(12,702)
Goodwill impairment(3)	(10,718)	—	(10,718)	—
Gain on fair value adjustments to contingent consideration(4)	101	—	2,300	4,652
Expenses related to withdrawn Cabot IPO(5)	—	—	—	(2,984)
Adjusted operating expenses related to portfolio purchasing and recovery business	$186,647	$179,784	$561,760	$553,764
________________________

(1)
Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.

(2)
Amount represents acquisition, integration and restructuring related operating expenses (including approximately $1.3 million of transaction costs incurred associated with the Baycorp Transaction during the three and nine months ended September 30, 2019 and excluding amounts already included in stock-based compensation expense). We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(3)
The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million that is included in operating expenses during the three and nine months ended September 30, 2019. We believe the goodwill impairment charge is not indicative of ongoing operations, therefore, adjusting for the expense enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

(5)
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
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2019
		<2010	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total(2)	Multiple(3)
United States:
<2010	$1,403,709	$2,617,761	$478,541	$348,627	$237,650	$171,270	$124,564	$97,044	$74,026	$58,976	$48,698	$31,385	$4,288,542	3.1
2010	357,302		125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	31,699	19,551	1,134,797	3.2
2011	383,806	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	25,821	1,120,665	2.9
2012	548,819	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	28,672	1,239,099	2.3
2013	551,925	—	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	65,572	1,449,625	2.6
2014	517,853	—	—	—	—	—	144,178	307,814	216,357	142,147	94,929	54,569	959,994	1.9
2015	499,500	—	—	—	—	—	—	105,610	231,102	186,391	125,673	68,044	716,820	1.4
2016	553,821	—	—	—	—	—	—		110,875	283,035	234,690	127,310	755,910	1.4
2017	529,074	—	—	—	—	—	—	—	—	111,902	315,853	203,288	631,043	1.2
2018	632,365	—	—	—	—	—	—	—	—	—	175,042	269,544	444,586	0.7
2019	526,260	—	—	—	—	—	—	—	—	—	—	100,357	100,357	0.2
Subtotal	6,504,434	2,617,761	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	994,113	12,841,438	2.0
Europe:
2013	619,079	—	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	85,011	1,125,972	1.8
2014	630,342	—	—	—	—	—	135,549	198,127	156,665	137,806	129,033	80,303	837,483	1.3
2015	423,297	—	—	—	—	—	—	65,870	127,084	103,823	88,065	55,653	440,495	1.0
2016	258,841	—	—	—	—	—	—	—	44,641	97,587	83,107	47,238	272,573	1.1
2017	464,110	—	—	—	—	—	—	—	—	68,111	152,926	89,964	311,001	0.7
2018	455,549	—	—	—	—	—	—	—	—	—	49,383	85,014	134,397	0.3
2019	225,831	—	—	—	—	—	—	—	—	—	—	26,096	26,096	0.1
Subtotal	3,077,049	—	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	469,279	3,148,017	1.0
Other geographies:
2012	6,721	—	—	—	—	3,848	2,561	1,208	542	551	422	298	9,430	1.4
2013	29,568	—	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,155	46,134	1.6
2014	86,989	—	—	—	—	—	9,652	16,062	18,403	9,813	7,991	5,024	66,945	0.8
2015	83,198	—	—	—	—	—	—	15,061	57,064	43,499	32,622	15,422	163,668	2.0
2016	64,450	—	—	—	—	—	—	—	29,269	39,710	28,992	13,731	111,702	1.7
2017	49,670	—	—	—	—	—	—	—	—	15,471	23,075	12,822	51,368	1.0
2018	26,371	—	—	—	—	—	—	—	—	—	12,910	13,176	26,086	1.0
2019	2,668	—	—	—	—	—	—	—	—	—	—	3,109	3,109	1.2
Subtotal	349,635	—	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	64,737	478,442	1.4
Total	$9,931,118	$2,617,761	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$1,528,129	$16,467,897	1.7
________________________

(1)
Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.

(2)	Cumulative collections from inception through September 30, 2019, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“Multiple”) through September 30, 2019 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2010	$1,403,709	$4,288,542	$92,797	$4,381,339	3.1
2010	357,302	1,134,797	46,046	1,180,843	3.3
2011	383,806	1,120,665	65,081	1,185,746	3.1
2012	548,819	1,239,099	68,968	1,308,067	2.4
2013(3)	551,925	1,449,625	194,580	1,644,205	3.0
2014(3)	517,853	959,994	141,785	1,101,779	2.1
2015	499,500	716,820	161,146	877,966	1.8
2016	553,821	755,910	312,244	1,068,154	1.9
2017	529,074	631,043	484,658	1,115,701	2.1
2018	632,365	444,586	876,641	1,321,227	2.1
2019	526,260	100,357	1,030,186	1,130,543	2.1
Subtotal	6,504,434	12,841,438	3,474,132	16,315,570	2.5
Europe:
2013(3)	619,079	1,125,972	640,726	1,766,698	2.9
2014(3)	630,342	837,483	538,752	1,376,235	2.2
2015(3)	423,297	440,495	356,019	796,514	1.9
2016	258,841	272,573	325,616	598,189	2.3
2017	464,110	311,001	587,044	898,045	1.9
2018	455,549	134,397	704,173	838,570	1.8
2019	225,831	26,096	438,304	464,400	2.1
Subtotal	3,077,049	3,148,017	3,590,634	6,738,651	2.2
Other geographies:
2012	6,721	9,430	511	9,941	1.5
2013	29,568	46,134	2,358	48,492	1.6
2014	86,989	66,945	136,009	202,954	2.3
2015	83,198	163,668	22,807	186,475	2.2
2016	64,450	111,702	16,110	127,812	2.0
2017	49,670	51,368	36,949	88,317	1.8
2018	26,371	26,086	17,357	43,443	1.6
2019	2,668	3,109	755	3,864	1.4
Subtotal	349,635	478,442	232,856	711,298	2.0
Total	$9,931,118	$16,467,897	$7,297,622	$23,765,519	2.4
________________________

(1)
Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.

(2)	Cumulative collections from inception through September 30, 2019, excluding collections on behalf of others.

(3)	Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2019(3)	2020	2021	2022	2023	2024	2025	2026	2027	>2027	Total(4)
United States:
<2010	$11,443	$35,384	$22,907	$14,185	$7,161	$1,717	$—	$—	$—	$—	$92,797
2010	4,597	14,471	10,002	7,026	4,951	3,494	1,505	—	—	—	46,046
2011	6,548	21,979	13,085	8,770	6,156	4,335	3,057	1,151	—	—	65,081
2012	6,898	24,031	13,575	8,572	6,005	4,226	2,980	2,105	576	—	68,968
2013(5)	16,998	54,733	38,290	27,342	19,436	13,835	9,906	7,144	5,175	1,721	194,580
2014(5)	14,156	48,581	28,886	17,876	11,588	7,559	5,101	3,468	2,366	2,204	141,785
2015	17,129	58,305	30,819	18,836	12,554	8,373	5,375	3,643	2,551	3,561	161,146
2016	33,500	107,794	60,563	35,041	23,669	16,703	11,709	8,037	5,641	9,587	312,244
2017	50,965	164,834	94,275	58,829	37,053	25,013	17,328	12,088	8,368	15,905	484,658
2018	88,273	309,196	173,410	108,025	70,414	45,578	31,657	22,519	15,989	11,580	876,641
2019	62,104	308,262	248,944	142,059	90,761	62,165	42,753	30,340	21,980	20,818	1,030,186
Subtotal	312,611	1,147,570	734,756	446,561	289,748	192,998	131,371	90,495	62,646	65,376	3,474,132
Europe:
2013(5)	25,707	97,646	90,817	84,054	76,708	69,069	61,580	54,493	47,949	32,703	640,726
2014(5)	23,411	86,190	77,628	70,353	63,116	55,602	46,111	40,101	34,877	41,363	538,752
2015(5)	15,712	56,639	49,234	43,434	38,362	33,626	29,044	24,699	21,565	43,704	356,019
2016	13,784	57,814	54,270	40,395	30,971	26,267	23,946	28,696	14,229	35,244	325,616
2017	27,605	97,824	86,951	74,313	62,409	51,895	43,026	35,151	28,539	79,331	587,044
2018	32,315	117,585	98,766	81,206	66,873	57,533	50,411	44,257	37,229	117,998	704,173
2019	16,522	69,755	62,896	54,877	46,352	38,019	30,376	25,009	21,247	73,251	438,304
Subtotal	155,056	583,453	520,562	448,632	384,791	332,011	284,494	252,406	205,635	423,594	3,590,634
Other geographies:
2012	56	194	163	98	—	—	—	—	—	—	511
2013	252	830	616	439	221	—	—	—	—	—	2,358
2014	3,906	26,460	35,118	33,301	23,554	13,670	—	—	—	—	136,009
2015	1,587	5,664	4,897	4,291	3,196	1,899	1,194	79	—	—	22,807
2016	1,798	6,040	4,393	2,968	782	84	38	7	—	—	16,110
2017	2,416	8,259	7,922	8,006	7,043	2,913	390	—	—	—	36,949
2018	1,668	5,362	3,773	2,668	1,830	957	467	320	225	87	17,357
2019	73	255	171	115	78	53	10	—	—	—	755
Subtotal	11,756	53,064	57,053	51,886	36,704	19,576	2,099	406	225	87	232,856
Total	$479,423	$1,784,087	$1,312,371	$947,079	$711,243	$544,585	$417,964	$343,307	$268,506	$489,057	$7,297,622
________________________

(1)
ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of September 30, 2019, ERC for Zero Basis Portfolios include approximately $138.8 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $173.7 million from cost recovery portfolios, primarily in other geographies.

(2)
The collection forecast of each pool in the calculation of accretion revenue is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120 month collection forecast in the United States are included in the presentation of ERC but are not included in the calculation of IRRs.

(3)	2019 amount consists of three months data from October 1, 2019 to December 31, 2019.

(4)
Represents the expected remaining gross cash collections on purchased portfolios over a 180-month period. As of September 30, 2019, ERC for purchased receivables for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,326,441	$3,460,727
Europe	2,904,459	3,406,860
Other geographies	232,474	232,856
Total	$6,463,374	$7,100,443

(5)	Includes portfolios acquired in connection with certain business combinations.
Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2019	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2011	$2,907	$383,806	0.8%	0.1%
2012	6,692	548,819	1.2%	0.2%
2013(2)	15,844	551,925	2.9%	0.5%
2014(2)	53,863	517,853	10.4%	1.7%
2015	88,511	499,500	17.7%	2.8%
2016	163,481	553,821	29.5%	5.1%
2017	219,053	529,074	41.4%	6.9%
2018	450,300	632,365	71.2%	14.1%
2019	491,560	526,260	93.4%	15.4%
Subtotal	1,492,211	4,743,423	31.5%	46.8%
Europe:
2013(2)	221,599	619,079	35.8%	7.0%
2014(2)	200,040	630,342	31.7%	6.3%
2015(2)	154,572	423,297	36.5%	4.8%
2016	139,951	258,841	54.1%	4.4%
2017	292,257	464,110	63.0%	9.2%
2018	380,162	455,549	83.5%	11.9%
2019	208,934	225,831	92.5%	6.5%
Subtotal	1,597,515	3,077,049	51.9%	50.1%
Other geographies:
2014	60,827	86,989	69.9%	1.9%
2015	7,295	83,198	8.8%	0.2%
2016	4,998	64,450	7.8%	0.2%
2017	16,169	49,670	32.6%	0.5%
2018	8,792	26,371	33.3%	0.3%
2019	360	2,668	13.5%	0.0%
Subtotal	98,441	313,346	31.4%	3.1%
Total	$3,188,167	$8,133,818	39.2%	100.0%
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

Estimated Future Amortization of Portfolios
As of September 30, 2019, we had $3.2 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2019(1)	$111,920	$52,752	$4,336	$169,008
2020	506,550	208,211	19,605	734,366
2021	336,893	199,281	23,849	560,023
2022	190,414	179,806	23,254	393,474
2023	122,162	155,750	17,056	294,968
2024	80,293	141,699	8,876	230,868
2025	54,833	128,744	998	184,575
2026	39,504	124,664	233	164,401
2027	27,980	116,272	159	144,411
2028	17,142	107,910	75	125,127
2029	4,520	60,925	—	65,445
2030	—	43,198	—	43,198
2031	—	33,136	—	33,136
2032	—	26,965	—	26,965
2033	—	14,998	—	14,998
2034	—	3,204	—	3,204
Total	$1,492,211	$1,597,515	$98,441	$3,188,167
________________________

(1)	2019 amount consists of three months data from October 1, 2019 to December 31, 2019.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of September 30,
	2019		2018
	Domestic	International	Domestic	International(1)
General & Administrative	1,101	2,110	1,047	2,680
Account Manager	479	3,671	531	4,375
Total	1,580	5,781	1,578	7,055
________________________

(1)	Headcount as of September 30, 2018 includes 263 general and administrative and 450 account manager Refinancia employees and 210 and 359 Baycorp employees.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2017	807	$1,657,393	$218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Net cash provided by operating activities	$196,946	$120,022
Net cash used in investing activities	(197,958)	(326,071)
Net cash provided by financing activities	31,313	204,927
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
Net cash provided by operating activities was $196.9 million and $120.0 million during the nine months ended September 30, 2019 and 2018, respectively. Cash provided by operating activities is affected by net income, various non-cash add backs in operating activities, including portfolio allowance reversals, and changes in operating assets and liabilities. The primary drivers of the change in operating cash flow included net income, interest expense, and various changes in operating assets and liabilities. Prepaid income tax and income taxes payable consumed $21.2 million and provided $21.4 million of cash during the nine months ended September 30, 2019 and 2018, respectively, while accounts payable, accrued liabilities and other liabilities consumed $43.6 million and $5.9 million during the nine months ended September 30, 2019 and 2018, respectively.

Investing Cash Flows
Net cash used in investing activities was $198.0 million and $326.1 million during the nine months ended September 30, 2019 and 2018, respectively. Cash used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $757.1 million and $881.8 million during the nine months ended September 30, 2019 and 2018, respectively. Collection proceeds applied to the principal of our receivable portfolios were $588.3 million and $615.0 million during the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures for fixed assets acquired with internal cash flows were $30.7 million and $37.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Financing Cash Flows
Net cash provided by financing activities was $31.3 million and $204.9 million during the nine months ended September 30, 2019 and 2018, respectively. Cash provided by financing activities is generally affected by borrowings under our credit facilities and proceeds from various debt offering, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $481.1 million and $766.5 million during the nine months ended September 30, 2019 and 2018, respectively. Repayments of amounts outstanding under our credit facilities were $441.0 million and $465.7 million during the nine months ended September 30, 2019 and 2018, respectively. Proceeds from the issuance of convertible and exchangeable notes were $100.0 million and $172.5 million during the nine months ended September 30, 2019 and 2018, respectively. Financing cash outflows included $234.1 million of cash consideration paid for the acquisition of the remaining interest in Cabot during the nine months ended September 30, 2018.
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
We have a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021. As of September 30, 2019, we had $469.0 million outstanding and $224.6 million of availability under the Revolving Credit Facility and $175.5 million outstanding under the Term Loan Facility.
Through Cabot, we have a revolving credit facility of £385.0 million (approximately $473.2 million) (the “Cabot Credit Facility”). As of September 30, 2019, we had £248.5 million (approximately $305.5 million) outstanding and £136.5 million (approximately $167.8 million) of availability under the Cabot Credit Facility.
In August 2018, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million in amounts and at times as we determine from time to time. During the three and nine months ended September 30, 2019, we did not issue any shares under our ATM Program.
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
We are in compliance with all covenants under our financing arrangements. See Note 8, “Borrowings” to our consolidated financial statements for a further discussion of our debt.

Our cash and cash equivalents at September 30, 2019 consisted of $24.9 million held by U.S.-based entities and $161.8 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third party clients. The balance of cash held for clients was $22.4 million at September 30, 2019.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At September 30, 2019, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Interest Rates. At September 30, 2019, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 12, “Commitments and Contingencies,” to the consolidated financial statements.
Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and “Part II, Item 1A-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1
Indenture (including form of Note), dated September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 10, 2019)

10.1
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated August 30, 2019, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2019)

10.2
Amendment No.1 to the Third Amended and Restated Senior Secured Note Purchase Agreement, dated August 30, 2019, by and among Encore Capital Group, Inc. and the noteholder parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2019)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Jonathan C. Clark
Jonathan C. Clark
Executive Vice President,
Chief Financial Officer and Treasurer
Date: November 6, 2019