Form 10-K
period 2019-12-31
ENCORE CAPITAL GROUP INC
filed 2020-02-26
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,037.5 million at June 28, 2019, based on the closing price of the common stock of $33.87 per share on such date, as reported by NASDAQ.
The number of shares of our Common Stock outstanding at February 19, 2020, was 31,097,865.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2020 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2019.

PART I
Item 1—Business
Our Business
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We primarily purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial obligations to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for non-performing loans.
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
We also have additional international investments and operations as we have explored new asset classes and geographies including: (1) our investments in non-performing loans in Colombia, Peru, Mexico and Brazil; and (2) an investment in Encore Asset Reconstruction Company (“EARC”) in India. We refer to these additional international operations as our Latin America and Asia-Pacific (“LAAP”) operations. In August 2019, we completed the sale of Baycorp, which specialized in the management of non-performing loans in Australia and New Zealand and was previously a component of LAAP.
To date, operating results from LAAP have not been significant to our total consolidated operating results. Our long-term growth strategy is focused on continuing to invest in our core portfolio purchasing and recovery business in the United States and United Kingdom and strengthening and developing our business in the rest of Europe. As a result, descriptions of our operations in Part I - Item 1 of this Form 10-K will focus primarily on MCM (United States) and Cabot (Europe) operations.
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
Company Information
We were incorporated in Delaware in 1999. In June 2013, we completed our merger with Asset Acceptance Capital Corp., which was another leading provider of debt recovery solutions in the United States. In July 2013, by acquiring a majority ownership interest in the indirect holding company of CCM, Janus Holdings S.a r.l., we acquired control of CCM. In February 2014, CCM acquired Marlin Financial Group Limited, a leading acquirer of non-performing consumer debt in the United Kingdom. In August 2014, we acquired Atlantic Credit & Finance, Inc., which was a market leader in the United States in buying and collecting on freshly charged-off debt. In June 2015, CCM expanded in the United Kingdom by acquiring Hillesden Securities Ltd and its subsidiaries (“dlc”). In March 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC and its subsidiaries, our tax lien business. In November 2017, CCM strengthened its debt servicing offerings with the acquisition of Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company. In July 2018, we completed the purchase of all of the outstanding equity of CCM not owned by us. As a result, CCM became our wholly owned subsidiary.
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

Our Competitive Advantages
Analytic Strength. We believe that success in our business depends on our ability to establish and maintain an information advantage. Leveraging an industry-leading financially distressed consumer database, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases. Moreover, our collection channels are informed by powerful statistical models specific to each collection activity, and each year we deploy significant capital to purchase credit bureau and customized consumer data that describe account level and macroeconomic factors related to credit, savings, and payment behavior.
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
Operational Scale and Cost Efficiency. We are a market leader in portfolio purchasing and recovery in the United States and one of the largest credit management services providers in Europe. This operational scale combined with cost efficiency is central to our collection and purchasing strategies. We experience considerable cost advantages, stemming from our operations in India and Costa Rica and the development and implementation of operational models that enhance profitability. We believe that we are the only company in our industry with successful collection platforms in India and Costa Rica. This cost-saving, first-mover advantage helps to reduce our call center variable cost-to-collect.
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
Our Strategy
Competitive Advantage. We strive to enhance our competitive advantages through innovation, which we expect will result in collections growth and improved productivity. To continue generating strong risk-adjusted returns, we intend to continue investing in analytics and technology, risk management and compliance. We will also continue investing in initiatives that enhance our relationships with consumers, expand our digital capabilities and collections, improve liquidation rates on our portfolios or reduce costs.
Market Focus. We continue to concentrate on our core portfolio purchasing and recovery business in the U.S. and the U.K. markets, where scale helps us generate our highest risk-adjusted returns. We believe these markets have attractive structural characteristics including: (1) a large and consistent flow of purchasing opportunities; (2) a strong regulatory framework with barriers to entry that support issuers to outsource or sell; (3) a high degree of sophistication and data availability; and (4) stable long term returns and resilience in the event of macroeconomic disruption.
Balance Sheet Strength. We are focused on strengthening our balance sheet while delivering strong financial and operational results. This includes increasing our cash flow through efficient collection operations and applying excess cash flows to reduce our debt, which allows us to grow estimated remaining collections and earnings while at the same time reducing financial leverage.
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
Evaluate purchase opportunities using analytical models. Once a portfolio of interest is identified, we obtain detailed information regarding the portfolio’s accounts, including certain information regarding the consumers themselves. We use this account-level information to perform due diligence and evaluate the portfolio. We use statistical analysis and forecasting to analyze this information to create expected future cash forecasts for the portfolio. Our collection expectations are based on, among other things, account characteristics and credit file variables, which we use to predict a consumer’s willingness and ability to repay their debt. Our servicing strategy and collections channel capacity are also a major determinant of collections expectations and portfolio expected value. Additional adjustments to cash expectations are made to account for qualitative factors that may affect the payment behavior of our consumers (such as prior collection activities or the underwriting approach of the seller), and to ensure our valuations are aligned with our operations.
Formal approval process. Once we have determined the estimated value of the portfolio and have completed our qualitative due diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on an Internal Rate of Return (“IRR”) and at times also on other strategic objectives, or declines to bid. Members of the investment committee vary based on the type, amount and jurisdiction of the purchase opportunity, but include our Chief Executive Officer and Chief Financial Officer for all material purchases.
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
Collection Approach
MCM (United States)
We continue to expand and build upon the insight developed from previous collections when developing our account collection strategies for portfolios we have acquired. We refine our collection approach to determine the most effective collection strategy to pursue for each account. Our current collection approaches consist of:
•Direct Mail and Email. We develop innovative mail and email campaigns offering consumers payment programs, and occasionally appropriate discounts, to encourage settlement of their accounts.
•Call Centers. We maintain domestic collection call centers in Phoenix, Arizona, St. Cloud, Minnesota, Troy, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. We continuously educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

•Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay their obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision about whether or not to pursue collection litigation. Prior to engaging an external law firm (and throughout our engagement of any external law firm), we monitor and evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.
•Third-Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingent fee based on amounts they collect on our behalf. Generally, we use these agencies when they can generate more collections than our internal call centers or can do so at a lower cost.
•Digital Collections. We have made significant progress in developing our digital strategies and continue to analyze and optimize our digital strategies and our collection website. Currently consumers can access their account information, supporting documents and make payments through our website. We leverage direct mail, email, and search engines to promote our digital channel to our consumers. Account managers in our call centers are also encouraged to make consumers aware of our digital channels including our website. We expect digital collections to increase as we continue to develop our digital strategies and more consumers become aware of the digital channel.
•Inactive. We strive to use our financial resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote based on a consumer’s situation.
•No Resale. Our policy is to not resell accounts to third parties in the ordinary course of business.
We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we have acquired. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments, are excluded from our collection process. It is our practice to attempt to contact consumers and assess each consumer’s willingness to pay through analytics, phone calls, email and/or letters. If the consumer’s contact information is unavailable or out of date, the account is routed to our skip tracing process, which includes the use of different skip tracing companies to provide accurate phone numbers and addresses. The consumers that engage with us are presented with payment plans that are intended to suit their needs or are sometimes offered discounts on their obligations. For the consumers that do not respond to our calls, emails or our letters we must then decide whether to pursue collections through legal action. Throughout our ownership period of accounts, we periodically refine our collection approach to determine the most effective collection strategy to pursue for each account.
Cabot (Europe)
In Europe, we also use direct mail and email, call centers, legal action, third-party collection agencies and digital methods to pursue collections.
We use insights developed during our purchasing process to build account collection strategies. Our proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. We continuously refine this analysis to determine the most effective collection strategy to pursue for each account we own. We purchase both paying portfolios, which consist of accounts where over 50% of the investment value is associated with consumers who are already repaying some of their debt, albeit at levels that still require the debt to be written off under the originators’ internal accounting policies, and non-paying portfolios, where 50% or more of the investment value is associated with consumers who are not repaying some of their debt, which are higher risk and have less predictable cash flows than paying portfolios. Paying portfolios tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. Non-paying portfolios often consist of a substantial number of accounts without contact details and for which the vendor has made numerous unsuccessful attempts to collect.

We employ a variety of collections strategies from the point of purchase, tailored to both the type of account and the consumer’s financial strength. For paying accounts, we seek to engage with the consumers to transfer across their payment stream to us and understand their detailed financial situation. For non-paying accounts, we apply a segmentation framework tailoring our communication and contact intensity in line with our assessment of their credit bureau data, the size of their debt, and whether we have an existing relationship with them from other accounts. Where contact is made and consumers indicate both a willingness and ability to pay, we create tailor-made payment plans to suit the consumer’s situation. In doing so, we utilize U.K. regulatory protocols to assess affordability and ensure their plan is fair, balanced and sustainable. Where we identify consumers with an ability to pay but who appear to be unwilling to pay their debt due, we pursue a range of collections strategies, which may include litigation processes in order to stimulate engagement and enable us to agree to a suitable plan. Scoring is applied in conjunction with manual selection criteria to determine whether litigation might be an option, also informing any enforcement action that may be deemed most appropriate to the consumer’s situation. Relationships with consumers are maintained through the duration of the payment plan, seeking to review plans at least annually in order to take into account fluctuations in consumers’ financial situations. Again, scoring is used to vary the intensity of contact effort, mirroring the likelihood of a consumer’s financial situation having changed. In the event that a consumer breaks their plan, segmentation is used to tailor the communication and contact intensity as we seek to re-engage with the consumer and understand the reason for the break. By understanding the reason for the break we can tailor the solutions we recommend to rehabilitate the plan and put the consumer back on the path to financial recovery. In this way, we have built strong relationships with our consumer base with a robust repayment stream, reflected in exceptional customer service scores.
Debt Servicing
Our debt servicing operations, which are primarily performed by subsidiaries of Cabot, include early stage collections, business process outsourcing and contingent collections for credit originators. We mainly provide debt servicing for consumer accounts, but also provide services for business-to-business accounts. We believe our debt servicing operations provide us: exposure to the oversight requirements of financial services clients that drive a continually evolving compliance agenda; access to proprietary debt purchase opportunities; and an opportunity to support clients across the collections and recoveries lifecycle, thereby allowing us to remain close to evolving trends.
Seasonality
MCM (United States)
While seasonality does not have a material impact on our business, collections are generally higher in the first three calendar quarters and are the slowest in the fourth calendar quarter. Relatively higher collections for a quarter can result in a lower cost-to-collect ratio compared to the other quarters, as our fixed costs are relatively constant and applied against a larger collection base. The seasonal impact on our business may also be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.
Collection seasonality can also affect revenue as a percentage of collections, also referred to as our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (e.g., the fourth calendar quarter), the revenue recognition rate can be higher than in quarters with higher collections (e.g., the first three calendar quarters).
In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with higher collections and higher costs (e.g., the first three calendar quarters), all else being equal, earnings could be lower than in quarters with lower collections and lower costs (e.g., the fourth calendar quarter). Additionally, in quarters where a greater percentage of collections come from our legal and agency outsourcing channels, cost to collect will be higher than if there were more collections from our internal collection sites.
Cabot (Europe)
While seasonality does not have a material impact on European operations, collections are generally strongest in the second and third calendar quarters and slower in the first and fourth quarters, largely driven by the impact of the December holiday season and the New Year holiday, and the related impact on consumers’ ability to repay their balances. This drives a higher level of payment plan defaults over this period, which are typically repaired across the first quarter of the following year. The August vacation season in the United Kingdom also has an unfavorable effect on the level of collections, but this is traditionally compensated for by higher collections in July and September.

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
Information Technology
Technical Infrastructure. Our internal network has been configured to be redundant in areas that support critical functions, at our core office sites. This redundancy has been implemented within the local area network and the data center network and includes fully redundant Multiprotocol Label Switching (MPLS) networks. We have the capability to handle high transaction volume in our server network architecture with scalability to meet and exceed our future growth plans. Redundancy, coupled with seamless scalability and our high-performance infrastructure, will allow for rapid business transformation and growth.
Omni-Channel Enabled Dialer Technology. Our call centers employ the use of upgraded dialer technology that expands our ability to service the consumer in their preferred channel of communication. This technology allows additional call volume capacity and greater efficiency through shorter wait times and an increase in the number of live contacts. This technology helps maximize account manager productivity and further optimizes the yield on our portfolio purchases. Additionally, the use of predictive dialing technology helps us comply with applicable federal and state laws in the United States that restrict the time, place and manner in which debt collectors can call consumers. Recognizing mobile phone dialing has a different set of legal restrictions, we utilize a distinctly different platform for non-consented mobile phones in order to comply with all laws while providing a framework for us to maximize contact with our consumers.
Computer Hardware. We have made significant improvements in our data centers, and now have redundancy in support of continued growth. We use a robust computer platform to perform our daily operations, including the collection efforts of our global workforce. Our custom software applications are integrated within our database server environment allowing us to process transaction loads with speed and efficiency. The computer platform offers us reliability and expansion opportunities. Furthermore, this hardware incorporates state of the art data security protection. We back up our data utilizing a tapeless configuration, and copies are replicated between our two co-location data centers. We also mirror our production data to a remote location to give us full protection in the event of the loss of our primary data center. To improve the integrity and reliability of our computer platform, we regularly engage outside auditors specializing in information technology and cybersecurity to examine both our operating systems and disaster recovery plans.
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
The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. In May 2019, the CFPB issued a Notice of Proposed Rulemaking (“NPRM”) regarding debt collection. The NPRM proposes rules related to, among other things: disclosures by debt collectors to consumers; requirements for debt validation; use of newer technologies (text, voicemail and email) to communicate with consumers; and limits relating to telephonic communications. The industry and public had a 90-day period to comment on the proposed rules, which was extended by 30 days. The CFPB will evaluate any comments and issue the final rules. It is anticipated that the final rules will be issued in early to mid 2020, with an effective date one year after the final rules are issued.
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
Financial Conduct Authority Regulation. U.K. debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office (“ICO”) and the UK Office of Communications (“OFCOM”). Cabot has two regulated entities in the UK, the debt purchase brand Cabot Credit Management Group Limited (“CCMG”) and the servicing brand Wescot. The FCA regards debt collection as a ‘‘high risk’’ activity primarily due to the potential impact that poor practice can have on already vulnerable consumers and as a result maintains a high focus on the sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including Customer Treatment principles, as well as the applicable consumer credit laws and regulations.
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
A recent key regulatory change program is the implementation of Senior Managers and Certification Regime (‘‘SMCR’’) for UK operations. These requirements duplicate those that are already in place for UK based Banks and are designed to drive accountability and risk ownership within businesses. This directly impacted CCMG’s senior management team and the wider requirements will affect the majority of colleagues who will need to be aware and adhere to the required standards of conduct.

Companies authorized by the FCA must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business (including the principle of ‘‘treating customers fairly’’), and rules and guidance on systems and controls. In addition to the full authorization of its business with the FCA, CCMG and Wescot have appointed certain individuals who have significant control or influence over the management of the respective businesses, known as Senior Management Function Managers (“SMF Managers”), and are jointly and severally liable for the acts and omissions of the respective businesses and their business affairs. SMF Managers are subject to statements of principle and codes of practice established and enforced by the FCA.
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
Consumer protection. The Consumer Credit Act of 1974 (and its related regulations) (the “U.K. Consumer Credit Act”) and the U.K. Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. The FCA is in the process of reviewing the provisions of the U.K. Consumer Credit Act, with a view to consider implementing rules into its handbook to replace the legislation.
Data protection. In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with the General Data Protection Regulation 2016/679 (“GDPR”). This substantially replaced the previous legislation (Data Protection Act of 1998) and introduced significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). CCMG has made the required changes in its UK operations across its debt purchasing and servicing businesses to meet the requirements of the GDPR. A Data Protection Officer has been appointed and is supported by Privacy Champions at each UK site to promote and enforce good data protection practices.
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
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit.” The United Kingdom formally exited the European Union on January 31, 2020 and a transition period is in place until December 31, 2020 during which time the United Kingdom will remain in both the EU customs union and single market and follow EU rules. There is a significant lack of clarity over the terms of the United Kingdom’s future relationship with the European Union after this date. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the European Union. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications Brexit will have and how it will affect us.
In addition, the other markets in which we currently operate (including Spain, Italy, Poland and Portugal) are subject to local laws and regulations, and we have implemented compliance programs to facilitate compliance with all applicable laws and regulations in those markets. Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act, which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain, or retain business.

Employees
As of December 31, 2019, we had approximately 7,300 employees worldwide. None of our employees in North America are represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in Spain who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are good.
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
The availability of receivable portfolios at favorable prices depends on a number of factors, including:
•volume of defaults in consumer debt;
•continued sale of receivable portfolios by originating institutions and portfolio resellers at sufficient volumes and acceptable price levels;
•competition in the marketplace;
•our ability to develop and maintain favorable relationships with key major credit originators and portfolio resellers;
•our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, estimate the value of, and collect on portfolios; and
•changes in laws and regulations governing consumer lending, bankruptcy, and collections.
We enter into “forward flow” contracts, which are commitments to purchase receivables on a periodic basis over a specified period of time in accordance with certain criteria, which may include a specifically defined volume, frequency, and pricing. In periods of decreasing prices, we may end up paying an amount higher for such debt portfolios in a forward flow contract than we would otherwise agree to pay at the time for a spot purchase, which could result in reduced returns. We would likely only be able to terminate such forward flow agreements in certain limited circumstances.
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
The charged-off receivables purchasing market is highly competitive. We compete with a wide range of other purchasers of charged-off consumer receivables. To the extent our competitors are able to better maximize recoveries on their assets or are willing to accept lower rates of return, we may not be able to grow or sustain our purchasing volumes or we may be forced to acquire portfolios at expected rates of return lower than our historical rates of return. Some of our competitors may obtain alternative sources of financing at more favorable rates than those available to us, the proceeds from which may be used to fund expansion and to increase the amount of charged-off receivables they purchase.
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
We have substantial collection activity through our legal collections channel and, as a consequence, increases in upfront court costs, costs related to counterclaims, and other court costs may increase our total cost in collecting on accounts in this channel, which may have an adverse effect on our business, financial condition and operating results.
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
We use outside collection services to collect a substantial portion of our charged-off receivables. We are dependent upon the efforts of third-party service providers including collection agencies, law firms, data providers, tracing service providers and other servicers to help service and collect our charged-off receivables. Our third-party servicers could fail to perform collection services for us adequately, remit those collections to us or otherwise perform their obligations adequately. In addition, one or more of those third-party service providers could cease operations abruptly or become insolvent, or our relationships with such third-party service providers may otherwise change adversely. Further, we might not be able to secure replacement third-party service providers or promptly transfer account information to our new third-party service provider or in-house in the event our agreements with our third-party collection agencies and attorneys were terminated. In addition, to the extent these third-party service providers violate laws, other regulatory requirements or their contractual obligations, or act inappropriately in the conduct of their business, our business and reputation could be negatively affected or penalties could be directly imposed upon us. Any of the foregoing factors could cause our business, financial condition and operating results to be adversely affected.

We are dependent on our data gathering systems, proprietary consumer profiles, and if access to such data was lost or became public, our business could be materially and adversely affected.
Our models and consumer databases provide information that is critical to our business. We rely on data provided to us by multiple credit reference agencies, our servicing partners and other sources in order to operate our systems, develop our proprietary consumer profiles and run our business generally. If these credit reference agencies were to terminate their agreements or stop providing us with data for any reason, for example, due to a change in governmental regulation, or if they were to considerably raise the price of their services, our business could be materially and adversely affected. Also, if any of the proprietary information or data that we use became public, for example, due to a change in government regulations, we could lose a significant competitive advantage and our business could be negatively impacted.
If we become unable to continue to acquire or use information and data in the manner in which it is currently acquired and used, or if we were prohibited from accessing or aggregating the data in these systems or profiles for any reason, we may lose a significant competitive advantage, in particular if our competitors continue to be able to acquire and use such data, and our business could be materially and adversely affected.
Our business is subject to extensive laws and regulations, which have increased and may continue to increase.
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, extensive laws and regulations directly apply to key portions of our business. These laws and regulations are also subject to review from time to time and may be subject to significant change. Changes in laws and regulations applicable to our operations, or the manner in which they are interpreted or applied, could limit our activities in the future or could significantly increase the cost of regulatory compliance. These negative effects could result from changes in collection laws and guidance, laws related to credit reporting, consumer bankruptcy laws, laws related to the management and enforcement of consumer debt, court and enforcement procedures, the statute of limitation for debts, accounting standards, taxation requirements, employment laws, communications laws, data privacy and protection laws, anti-bribery and corruption laws and anti-money laundering laws.
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
Any of the developments described above may adversely affect our ability to purchase and collect on receivables and may increase our costs associated with regulatory compliance, which could adversely affect our business, financial condition and operating results.

Failure to comply with government regulation could result in the suspension, termination or impairment of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.
The U.S. collections industry is heavily regulated under various federal, state, and local laws, rules, and regulations. Many states and several cities require that we be licensed as a debt collection company. The CFPB, FTC, state Attorneys General and other regulatory bodies have the authority to investigate a variety of matters, including consumer complaints against debt collection companies, and can bring enforcement actions and seek monetary penalties, consumer restitution, and injunctive relief. If we, or our third-party collection agencies or law firms fail to comply with applicable laws, rules, and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would adversely affect us. Further, our ability to collect our receivables may be affected by state laws, which require that certain types of account documentation be presented prior to the institution of any collection activities.
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
Our operations outside the United States are subject to foreign and U.S. laws and regulations that apply to our international operations, including GDPR, the U.K. Consumer Credit Act, the Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, prohibitions on the conduct of our business and reputational damage.
The debt purchase and collections sector and the broader consumer credit industry in the United Kingdom, Ireland and the other European jurisdictions in which we operate are also highly regulated under various laws and regulations. This legislation is principles-based and therefore the interpretation of compliance is complex and may change over time. Failure to comply with any applicable laws, regulations, rules or contractual compliance obligations could result in investigations, information gathering, public censures, financial penalties, disciplinary measures, liability and/or enforcement actions, including licenses or permissions that we need to do business not being granted or being revoked or the suspension or termination of our ability to conduct collections. In addition, our debt purchase contracts with vendors include certain conditions and failure to comply or revocation of a permission or authorization, or other actions taken by us that may damage the reputation of the vendor, may entitle the vendor to terminate any agreements with us. Damage to our reputation, whether because of a failure to comply with applicable laws, regulations or rules, revocation of a permission or authorization, any other regulatory action or our failure to comply with contractual compliance obligations, could deter vendors from choosing us as their debt purchase or collections provider.
Compliance with this extensive regulatory framework is expensive and labor-intensive. Any of the foregoing could have an adverse effect on our business, financial condition and operating results.
The United Kingdom’s exit from the European Union could have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit.” The United Kingdom formally exited the European Union on January 31, 2020 and a transition period is in place until December 31, 2020 during which time the United Kingdom will remain in both the EU customs union and single market and follow EU rules. There is a significant lack of clarity over the terms of the United Kingdom’s future relationship with the European Union after this date.
These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. In addition, Brexit has caused, and may continue to cause, both significant volatility in global stock markets and currency exchange rate fluctuations, as well as create significant uncertainty among United Kingdom businesses and investors. In particular, the pound sterling has lost a significant amount of its value against the U.S. Dollar and the euro respectively since the referendum. We generate a significant portion of our earnings in the United Kingdom, and any significant change in the value of the pound and/or recession in the United Kingdom or any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

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
We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections, and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, FTC, FCA, state Attorneys General, Central Bank of Ireland or other governmental bodies relating to our activities. These litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, costs, sanctions, civil monetary penalties, consumer restitution, or injunctive relief, as well as other forms of relief, that could require us to pay damages, make other expenditures or result in changes to our business practices. Any changes to our business practices could result in lower collections, increased cost to collect or reductions in estimated remaining collections. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Further, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have an adverse effect on our business, financial condition and operating results.
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
We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the expansion of our foreign operations subjects us to a number of additional risks and uncertainties, including:
•compliance with and changes in international laws, including regulatory and compliance requirements that could affect our business;
•differing accounting standards and practices;
•increased exposure to U.S. laws that apply abroad, such as the Foreign Corrupt Practices Act, and exposure to other anti-corruption laws such as the U.K. Bribery Act;
•social, political and economic instability or recessions;
•fluctuations in foreign economies and currency exchange rates;
•difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;
•the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language, and cultural barriers;
•difficulties implementing and maintaining effective internal controls and risk management and compliance initiatives;
•potential disagreements with our joint venture business partners;
•differing labor regulations and business practices; and
•foreign and, in some circumstances, U.S. tax consequences.
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
We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of security measures, our information technology networks and systems have been, and in the future may be, vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. The occurrence of any of these cyber security events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations or result in legal claims, liability, reputational damage or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition and operating results.
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
Because we conduct some business in currencies other than U.S. dollars, primarily the British Pound, but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates upon translation of these business results into U.S. dollars. In the normal course of business, we may employ various strategies to manage these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations in the foreign currency exchange rates could adversely affect our financial condition and operating results.

Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in “Note 8: Borrowings” to our consolidated financial statements, as of December 31, 2019, our total long-term indebtedness outstanding was approximately $3.5 billion. Our substantial indebtedness could have important consequences to investors. For example, it could:
•increase our vulnerability to general economic downturns and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to competitors that have less debt;
•increase our exposure to market and regulatory changes that could diminish the amount and value of our inventory that we borrow against under our secured credit facilities; and
•limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, our ability to borrow additional funds, make investments and incur liens, among other things.
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
Our debt agreements impose a number of covenants, including restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in negative consequences including the following, each of which could have an adverse effect on our business, financial condition and operating results:
•acceleration of outstanding indebtedness;

•exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;
•our inability to continue to purchase receivables needed to operate our business; or
•our inability to secure alternative financing on favorable terms, if at all.
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
As of December 31, 2019, we held $331.7 million notional amount of interest rate swap agreements and $464.1 million notional amount of interest rate cap contracts that use the London Interbank Offered Rate (“LIBOR”) as a reference rate and borrowings under our revolving credit facilities, term loan facilities, and various other debt obligations bear interest based upon certain reference rates, including LIBOR. On July 27, 2017, the FCA, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR currently is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our business, financial condition and operating results.
Our common stock price may be subject to significant fluctuations and volatility.
The market price of our common stock has been subject to significant fluctuations. These fluctuations could continue. Among the factors that could affect our stock price are:
•our operating and financial performance and prospects;
•our ability to repay our debt;
•our access to financial and capital markets to refinance our debt;
•investor perceptions of us and the industry and markets in which we operate;
•future sales of equity or equity-related securities;
•changes in earnings estimates or buy/sell recommendations by analysts;
•changes in the supply of, demand for or price of portfolios;
•our acquisition activity, including our expansion into new markets;
•regulatory changes affecting our industry generally or our business and operations;
•general financial, domestic, international, economic and other market conditions; and
•the number of short positions on our stock at any particular time.
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
We also lease other immaterial office space in the United States, Europe, and Latin America. We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.

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
For additional information see “Note 13: Commitments and Contingencies” to the consolidated financial statements.

Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”
The closing price of our common stock on February 19, 2020, was $34.53 per share and there were 41 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2014 through December 31, 2019, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group consisting of Arrow Global, B2Holding, Hoist Finance, Intrum, Kruk and PRA Group, Inc. which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2014, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Encore Capital Group, Inc., the NASDAQ Composite Index,
and Peer Group

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Encore Capital Group, Inc.
NASDAQ Composite
Peer Group

$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/14	12/15	12/16	12/17	12/18	12/19
Encore Capital Group, Inc.	$100.00	$65.50	$64.53	$94.82	$52.93	$79.64
NASDAQ Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Peer Group	$100.00	$93.06	$98.31	$114.03	$68.74	$89.04

Dividend Policy
As a public company, we have never declared or paid dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. However, the declaration, payment, and amount of future dividends, if any, is subject to the discretion of our Board of Directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our domestic revolving credit facility, we are not permitted to declare and pay dividends in an amount exceeding, during any fiscal year, 20% of our consolidated net income (as defined in our domestic revolving credit facility) for the then most recently completed fiscal year. We may also be subject to additional dividend restrictions under future debt agreements or the terms of securities we may issue in the future.
Share Repurchases
In August 2015, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of December 31, 2019, we had not made any repurchases under the share repurchase program.
Recent Sales of Unregistered Securities
In September 2019, we sold $100.0 million of 3.25% convertible senior notes due October 1, 2025 in a private placement transaction. Information regarding this transaction is set forth in our Form 8-K filed on September 9, 2019.
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6—Selected Financial Data
This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K, including the acquisitions described therein that materially affected our results. The selected financial data in this section is not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2017, 2016, and 2015, and for the years ended December 31, 2016 and 2015, was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017, was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data was derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues
Revenue from receivable portfolios	$1,269,288	$1,167,132	$1,053,373	$1,030,792	$1,065,673
Servicing revenue	126,527	148,044	90,087	82,513	57,531
Other revenues	9,974	5,381	2,342	130	—
Total revenues	1,405,789	1,320,557	1,145,802	1,113,435	1,123,204
(Allowances) allowance reversals on receivable portfolios, net	(8,108)	41,473	41,236	(84,177)	6,763
Total revenues, adjusted by net allowances	1,397,681	1,362,030	1,187,038	1,029,258	1,129,967
Operating expenses
Salaries and employee benefits	376,365	369,064	315,742	281,097	262,281
Cost of legal collections	202,670	205,204	200,058	200,855	229,847
General and administrative expenses	148,256	158,352	158,080	134,046	191,357
Other operating expenses	108,433	134,934	104,938	100,737	93,210
Collection agency commissions	63,865	47,948	43,703	36,141	37,858
Depreciation and amortization	41,029	41,228	39,977	34,868	33,160
Goodwill impairment	10,718	—	—	—	—
Total operating expenses	951,336	956,730	862,498	787,744	847,713
Income from operations	446,345	405,300	324,540	241,514	282,254
Other (expense) income
Interest expense	(226,760)	(240,048)	(204,161)	(198,367)	(186,556)
Other (expense) income	(18,343)	(8,764)	10,847	14,228	2,235
Total other expense	(245,103)	(248,812)	(193,314)	(184,139)	(184,321)
Income from continuing operations before income taxes	201,242	156,488	131,226	57,375	97,933
Provision for income taxes	(32,333)	(46,752)	(52,049)	(38,205)	(27,162)
Income from continuing operations	168,909	109,736	79,177	19,170	70,771
Loss from discontinued operations, net of tax	—	—	(199)	(2,353)	(23,387)
Net income	168,909	109,736	78,978	16,817	47,384
Net (income) loss attributable to noncontrolling interest	(1,040)	6,150	4,250	59,753	(2,249)
Net income attributable to Encore Capital Group, Inc. stockholders	$167,869	$115,886	$83,228	$76,570	$45,135
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	167,869	115,886	83,427	78,923	68,522
Loss from discontinued operations, net of tax	—	—	(199)	(2,353)	(23,387)
Net income	$167,869	$115,886	$83,228	$76,570	$45,135

	As of and For The Year Ended December 31,
	2019	2018	2017	2016	2015
Earnings per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$5.38	$4.09	$3.21	$3.07	$2.66
Discontinued operations	—	—	(0.01)	(0.09)	(0.91)
Net basic earnings per share	$5.38	$4.09	$3.20	$2.98	$1.75
Diluted earnings (loss) per share from:
Continuing operations	$5.33	$4.06	$3.16	$3.05	$2.57
Discontinued operations	—	—	(0.01)	(0.09)	(0.88)
Net diluted earnings per share	$5.33	$4.06	$3.15	$2.96	$1.69
Weighted-average shares outstanding:
Basic	31,210	28,313	25,972	25,713	25,722
Diluted	31,474	28,572	26,405	25,909	26,647
Selected operating data:
Purchases of receivable portfolios, at cost	$999,858	$1,131,898	$1,058,235	$906,719	$1,023,722
Gross collections for the period	2,026,928	1,967,620	1,767,644	1,685,604	1,700,725
Consolidated statements of financial condition data:
Cash and cash equivalents	$192,335	$157,418	$212,139	$149,765	$123,993
Investment in receivable portfolios, net	3,283,984	3,137,893	2,890,613	2,382,809	2,440,669
Total assets	4,909,950	4,631,875	4,490,712	3,670,497	4,174,819
Total borrowings	3,513,197	3,490,633	3,446,876	2,805,983	2,944,063
Total liabilities	3,884,544	3,812,187	3,766,801	3,069,982	3,526,331
Total Encore Capital Group, Inc. stockholders’ equity	1,022,193	818,009	581,862	559,304	596,453

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in this Annual Report on Form 10-K under “Part I, Item 1A—Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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
LAAP (Latin America and Asia-Pacific)
We have purchased non-performing loans in Colombia, Peru, Mexico and Brazil. Additionally, we have invested in Encore Asset Reconstruction Company (“EARC”) in India, which has completed initial immaterial purchases. In December 2018, we completed the sale of all our interests in Refinancia S.A. and its subsidiaries (collectively, “Refinancia”) to the existing minority shareholders of Refinancia, and as a result, we no longer consolidate Refinancia. Refinancia remains the servicer for the non-performing loans we own in Colombia and Peru.
In August 2019, we completed the sale of Baycorp, which specialized in the management of non-performing loans in Australia and New Zealand and was previously a component of our LAAP business unit (the “Baycorp Transaction”).

To date, operating results from LAAP have not been significant to our total consolidated operating results. Our long-term growth strategy is focused on continuing to invest in our core portfolio purchasing and recovery business in the United States and United Kingdom and strengthening and developing our business in the rest of Europe.
Government Regulation
As discussed in more detail under “Part I - Item 1—Business - Government Regulation” contained in this Annual Report on Form 10-K, our operations in the United States are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. Additionally, our operations in Europe are affected by foreign statutes, rules and regulations regarding debt collection and debt purchase activities. These statutes, rules, regulations, ordinances, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration, which could affect the way we conduct our business.
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
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are being more selective with buyers in the marketplace. We believe this favors larger participants, such as us, because the larger market participants are better able to adapt to these pressures and commit to larger forward flow agreements.
Cabot (Europe)

The U.K. market for charged-off portfolios continues to provide a consistent pipeline of opportunities, despite an ongoing historic low level of charge-off rates, as creditors have embedded debt sales as an integral part of their business models. The record levels of consumer indebtedness suggest that charged-off debt will increase over time and, together with recent commitments by major debt purchasers to deliver a deleveraging profile, resulted in an improvement in pricing pressure in 2019. In order to capture the increasingly attractive purchasing opportunities while maintaining a deleveraging profile, in the fourth quarter of 2019, we entered into co-investment framework agreements with certain third-party investors that enable us to share the investment with co-investors while providing credit management solutions as the lead servicer for the portfolios. Co-investment reduces risk related to large portfolio purchases and allows us to build and maintain scale in our operation, which helps provide cost advantages. Co-investment also allows us to service the demands of our issuer clients.
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
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$681,777	$637,881	$535,906
Europe(1)	306,504	455,444	464,136
Other geographies	11,577	38,573	58,193
Total purchases	$999,858	$1,131,898	$1,058,235
__________________
(1)Amounts exclude receivable portfolios purchased and immediately sold to our co-investors under our co-investment framework.
In the United States, capital deployment increased for the year ended December 31, 2019, as compared to 2018. The majority of our deployments in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The increase in capital deployment in the United States for the year ended December 31, 2019, as compared to 2018, and for the year ended December 31, 2018, as compared to 2017, was primarily driven by continued growth in the supply of fresh portfolios.
In Europe, capital deployment decreased for the year ended December 31, 2019, as compared to 2018. The decrease was primarily the result of a more selective purchasing process in conjunction with a plan to reduce European debt leverage over time and the strengthening of the U.S. dollar against the British Pound. The decrease in capital deployment in Europe for the year ended December 31, 2018, as compared to 2017, was primarily the result of our significant capital deployment during the third quarter of 2017 in response to an unusually large volume of portfolios offered for sale in the U.K. market at that time. The decrease was partially offset by the weakening of the U.S. dollar against the British Pound in 2018 as compared to 2017.
The average purchase price as a percentage of face value was 8.6%, 13.3%, and 10.5% for the years ended December 31, 2019, 2018, and 2017, respectively. The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the type and quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. For example, the average purchase price as a percentage of face value is higher for fresh portfolios as compared to more seasoned portfolios because fresh paper generally has higher returns. Further, paying portfolios tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. As a result, in periods that we purchase a higher percentage of fresh paper or paying portfolios, we expect that our purchase price as a percentage of face value would be higher than would be in periods where a higher ratio of seasoned paper or non-paying portfolios were purchased. The average purchase price, as a percentage of face value decreased significantly during the year ended December 31, 2019 as compared to 2018, primarily due to capital deployment on certain asset classes in Europe that were deeply discounted during the third quarter of 2019 and a higher concentration of fresh portfolio purchases during the year ended December 31, 2018.
Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our purchased receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. The collection agencies channel also includes collections on accounts purchased where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States:
Call center and digital collections	$742,272	$658,272	$526,429
Legal collections	563,038	548,374	546,423
Collection agencies	10,799	17,317	28,089
Subtotal	1,316,109	1,223,963	1,100,941
Europe(1):
Call center and digital collections	257,317	291,540	300,545
Legal collections	198,903	161,556	116,620
Collection agencies	178,998	182,081	137,155
Subtotal	635,218	635,177	554,320
Other geographies(2):
Call center and digital collections	25,620	86,407	88,129
Legal collections	3,541	7,908	7,892
Collection agencies	46,440	14,165	16,362
Subtotal	75,601	108,480	112,383
Total collections from purchased receivables	$2,026,928	$1,967,620	$1,767,644
__________________
(1)Certain reclassifications have been made for prior periods.
(2)In December 2018, we completed the sale of all our interest in Refinancia S.A. (“Refinancia”), which remains the servicer for the non-performing loans we own in Colombia and Peru. As such, subsequent to December 2018, collections for these non-performing loans are classified as collection agency collections instead of call center and digital collections.

Gross collections from purchased receivables increased by $59.3 million, or 3.0%, to $2,026.9 million during the year ended December 31, 2019, from $1,967.6 million during the year ended December 31, 2018. The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity and our continued effort in improving liquidation. European collection improvement was partially offset by the unfavorable impact of foreign currency translation, primarily from the strengthening of the U.S. dollar against the British Pound during the year ended December 31, 2019 as compared to 2018.
Gross collections from purchased receivables increased $200.0 million, or 11.3%, to $1,967.6 million during the year ended December 31, 2018, from $1,767.6 million during the year ended December 31, 2017. The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity and our continued effort in improving liquidation. Our consumer centric collection approach and our capacity buildup are driving a higher proportion of call center collections compared to legal collections in the United States. The increase in collections in Europe was primarily the result of implementing certain liquidation improvement initiatives and the favorable impact of foreign currency translation, which was primarily driven by the weakening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2019		2018		2017
Revenues
Revenue from receivable portfolios	$1,269,288	90.8%	$1,167,132	85.7%	$1,053,373	88.7%
Servicing revenue	126,527	9.1%	148,044	10.9%	90,087	7.6%
Other revenues	9,974	0.7%	5,381	0.4%	2,342	0.2%
Total revenues	1,405,789	100.6%	1,320,557	97.0%	1,145,802	96.5%
(Allowances) allowance reversals on receivable portfolios, net	(8,108)	(0.6)%	41,473	3.0%	41,236	3.5%
Total revenues, adjusted by net allowances	1,397,681	100.0%	1,362,030	100.0%	1,187,038	100.0%
Operating expenses
Salaries and employee benefits	376,365	26.9%	369,064	27.1%	315,742	26.6%
Cost of legal collections	202,670	14.5%	205,204	15.1%	200,058	16.9%
General and administrative expenses	148,256	10.6%	158,352	11.6%	158,080	13.3%
Other operating expenses	108,433	7.8%	134,934	9.9%	104,938	8.8%
Collection agency commissions	63,865	4.6%	47,948	3.5%	43,703	3.7%
Depreciation and amortization	41,029	2.9%	41,228	3.0%	39,977	3.4%
Goodwill impairment	10,718	0.8%	—	—%	—	—%
Total operating expenses	951,336	68.1%	956,730	70.2%	862,498	72.7%
Income from operations	446,345	31.9%	405,300	29.8%	324,540	27.3%
Other (expense) income
Interest expense	(226,760)	(16.2)%	(240,048)	(17.6)%	(204,161)	(17.2)%
Other (expense) income	(18,343)	(1.3)%	(8,764)	(0.7)%	10,847	1.0%
Total other expense	(245,103)	(17.5)%	(248,812)	(18.3)%	(193,314)	(16.2)%
Income from continuing operations before income taxes	201,242	14.4%	156,488	11.5%	131,226	11.1%
Provision for income taxes	(32,333)	(2.3)%	(46,752)	(3.4)%	(52,049)	(4.5)%
Income from continuing operations	168,909	12.1%	109,736	8.1%	79,177	6.6%
Loss from discontinued operations, net of tax	—	—%	—	—%	(199)	0.0%
Net income	168,909	12.1%	109,736	8.1%	78,978	6.6%
Net (income) loss attributable to noncontrolling interest	(1,040)	(0.1)%	6,150	0.4%	4,250	0.4%
Net income attributable to Encore Capital Group, Inc. stockholders	$167,869	12.0%	$115,886	8.5%	$83,228	7.0%

Results of Operations—Cabot Credit Management Limited
The following table summarizes the operating results contributed by CCM (which does not consolidate the results of its European affiliate Grove Europe S.á r.l.) during the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total revenues, adjusted by net allowances	$505,136	$522,885	$399,875
Total operating expenses	(287,122)	(278,676)	(230,401)
Income from operations	218,014	244,209	169,474
Interest expense-non-PEC	(123,203)	(128,087)	(105,634)
PEC interest expense	—	(17,307)	(25,899)
Other (expense) income	(2,963)	1,383	7,373
Income before income taxes	91,848	100,198	45,314
Provision for income taxes	(16,930)	(19,884)	(17,218)
Net income	74,918	80,314	28,096
Net income attributable to noncontrolling interest	(1,040)	(5,143)	(1,923)
Net income attributable to Encore Capital Group, Inc. stockholders	$73,878	$75,171	$26,173

Comparison of Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2018 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Our revenues consist of revenue from receivable portfolios, servicing revenue, and other revenues.
Revenue from receivable portfolios consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections from purchased receivables and portfolio allowances. The effective interest rate is the internal rate of return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or ZBA revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality.
Servicing revenue consists primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. We earn fee-based income by providing debt servicing (such as early stage collections, BPO, contingent collections, trace services and litigation activities) to credit originators for non-performing loans.
Other revenues primarily include revenues recognized from the sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios in Europe and LAAP. Other revenues also include gains recognized on transfers of financial assets.
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

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our international revenues were unfavorably impacted by foreign currency translation, primarily from the strengthening of the U.S. dollar, which increased, based on average exchange rates, against the British Pound by approximately 4.6%, during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The following tables summarize collections from purchased receivables, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2019					As of December 31, 2019
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(2)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(3)
United States:
ZBA(4)	$83,217	$74,614	89.7%	$8,626	5.8%	$—	—%
2011	21,684	21,158	97.6%	304	1.7%	2,546	85.5%
2012	32,258	27,850	86.3%	273	2.2%	5,916	35.5%
2013	84,133	73,248	87.1%	(150)	5.8%	14,697	33.4%
2014	69,059	41,886	60.7%	3,905	3.3%	50,097	6.0%
2015	85,042	37,207	43.8%	6,099	2.9%	82,187	3.1%
2016	159,279	73,054	45.9%	109	5.8%	149,159	3.2%
2017	255,048	132,946	52.1%	191	10.5%	198,714	4.5%
2018	351,696	199,561	56.7%	(4,955)	15.7%	409,717	3.3%
2019	174,693	121,614	69.6%	—	9.6%	626,911	3.3%
Subtotal	1,316,109	803,138	61.0%	14,402	63.3%	1,539,944	4.1%
Europe:
ZBA(4)	324	326	100.6%	—	—%	—	—%
2013	113,224	88,244	77.9%	4,991	7.0%	238,033	3.1%
2014	105,337	73,230	69.5%	(372)	5.8%	206,895	2.9%
2015	72,042	44,009	61.1%	462	3.5%	160,113	2.3%
2016	63,113	43,309	68.6%	(529)	3.4%	140,663	2.7%
2017	118,794	65,501	55.1%	(7,190)	5.2%	290,071	1.8%
2018	118,266	70,553	59.7%	(18,332)	5.5%	347,399	1.5%
2019	44,118	29,262	66.3%	(470)	2.3%	264,903	1.8%
Subtotal	635,218	414,434	65.2%	(21,440)	32.7%	1,648,077	2.2%
Other geographies:
ZBA(4)	8,647	8,667	100.2%	—	0.7%	—	—%
2014	4,663	6,548	140.4%	—	0.4%	60,479	103.0%
2015	16,530	12,149	73.5%	382	1.0%	6,240	22.0%
2016	12,172	6,402	52.6%	(399)	0.5%	4,680	5.3%
2017	15,383	8,505	55.3%	(98)	0.7%	15,894	6.2%
2018	15,008	8,082	53.9%	(955)	0.6%	8,330	3.8%
2019	3,198	1,363	42.6%	—	0.1%	340	4.6%
Subtotal	75,601	51,716	68.4%	(1,070)	4.0%	95,963	7.0%
Total	$2,026,928	$1,269,288	62.6%	$(8,108)	100.0%	$3,283,984	3.1%
_______________________
(1)Does not include amounts collected on behalf of others.
(2)Gross revenue and the revenue recognition rate exclude the effects of net portfolio allowances or net portfolio allowance reversals.
(3)Monthly IRR relates to accretion portfolios and does not include portfolios on cost recovery.
(4)ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

	Year Ended December 31, 2018					As of December 31, 2018
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(2)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(3)
United States:
ZBA(4)	$121,216	$112,347	92.7%	$9,044	9.6%	$—	—%
2008	1,652	237	14.3%	—	0.0%	—	—%
2011	14,104	12,737	90.3%	(304)	1.1%	2,905	27.4%
2012	35,927	29,762	82.8%	(273)	2.6%	9,963	19.7%
2013	104,877	82,059	78.2%	—	7.0%	25,747	23.9%
2014	94,929	51,252	54.0%	5,035	4.4%	73,615	4.8%
2015	125,673	54,052	43.0%	(6,226)	4.6%	124,301	2.8%
2016	234,690	102,674	43.7%	(401)	8.8%	236,032	3.0%
2017	315,853	147,719	46.8%	(646)	12.7%	321,730	3.2%
2018	175,042	110,323	63.0%	—	9.4%	570,440	3.1%
Subtotal	1,223,963	703,162	57.4%	6,229	60.2%	1,364,733	3.7%
Europe:
ZBA Adjustment(5)	—	798	—%	—	0.1%	—	—%
ZBA(4)	184	185	100.5%	—	0.0%	—	—%
2013	132,663	98,307	74.1%	29,172	8.4%	247,672	3.1%
2014	129,033	82,474	63.9%	7,956	7.1%	233,718	2.7%
2015	88,002	49,701	56.5%	893	4.3%	183,069	2.0%
2016	82,986	49,078	59.1%	—	4.2%	165,432	2.2%
2017	152,926	68,942	45.1%	—	5.9%	345,438	1.7%
2018	49,383	36,950	74.8%	—	3.1%	428,657	1.5%
Subtotal	635,177	386,435	60.8%	38,021	33.1%	1,603,986	2.1%
Other geographies:
ZBA(4)	11,855	11,855	100.0%	—	1.0%	—	—%
2013	150	—	—%	—	—%	—	—%
2014	5,209	17,345	333.0%	—	1.5%	62,455	2.4%
2015	30,677	20,188	65.8%	(1,748)	1.7%	19,592	7.0%
2016	24,604	11,268	45.8%	(869)	1.0%	26,779	2.5%
2017	23,075	10,377	45.0%	—	0.9%	30,599	2.7%
2018	12,910	6,502	50.4%	(160)	0.6%	29,749	3.4%
Subtotal	108,480	77,535	71.5%	(2,777)	6.7%	169,174	3.2%
Total	$1,967,620	$1,167,132	59.3%	$41,473	100.0%	$3,137,893	2.9%
_______________________
(1)Does not include amounts collected on behalf of others.
(2)Gross revenue and the revenue recognition rate exclude the effects of net portfolio allowances or net portfolio allowance reversals.
(3)Monthly IRR relates to accretion portfolios and does not include portfolios on cost recovery.
(4)ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. All 2009 and 2010 vintages have been converted to ZBA.
(5)Adjustment resulting from certain ZBA revenue that was classified as collections in cost recovery portfolios in prior periods.
The increase in revenue from receivable portfolios was primarily due to increased IRRs resulting from sustained improvements in portfolio collections driven by liquidation improvement initiatives.
Servicing revenue primarily consists of fee-based income earned in Europe for debt servicing and other portfolio management services for credit originators for non-performing loans. The decrease in fee income was primarily attributable to the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound, and the sale of Baycorp in August 2019 as well as the sale of Refinancia in December 2018. Subsequent to the sales, we no longer earn servicing revenue from Baycorp or Refinancia.
Other revenues included a gain of approximately $9.3 million recognized on the sale of certain portfolios in Europe during the year ended December 31, 2019. Refer to “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements for our accounting policy on transfers of financial assets.
Net receivable portfolio allowances were $8.1 million for the year ended December 31, 2019 and were primarily attributable to underperformance of certain European portfolios. Net receivable portfolio allowance reversals were $41.5 million for the year ended December 31, 2018. Allowance reversals were primarily a result of sustained improvements in portfolio collections on certain portfolios on which we had previously recorded portfolio allowances in the past. These improvements in portfolio collections were driven by liquidation improvement initiatives.
Operating Expenses
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by approximately 4.6% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased as a result of an increase in salaries and employee benefits at our domestic sites as part of our initiative to increase collections capacity. The increase was partially offset by a decrease in headcount at our international subsidiaries and the favorable impact of foreign currency translation, primarily from the strengthening of the U.S. dollar against the British Pound.
Stock-based compensation decreased $0.4 million, or 3.3%, to $12.6 million during the year ended December 31, 2019, from $13.0 million during the year ended December 31, 2018. The slight decrease was primarily attributable to larger expense reversals during the current year as compared to the corresponding periods in the prior year resulting from adjustments to estimated vesting of certain performance-based awards. The decrease was partially offset by additional expenses recognized due to the continued vesting of equity awards for the Cabot Transaction.
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
The cost of legal collections in the United States increased by $2.7 million, or 1.6%, to $174.4 million during the year ended December 31, 2019 compared to $171.7 million during the year ended December 31, 2018. The cost of legal collections in Europe decreased by $4.4 million, or 14.0%, to $27.4 million during the year ended December 31, 2019 compared to $31.8 million during the year ended December 31, 2018. The decrease in Europe was primarily due to the shift of account placements towards non-legal collection channels.
General and Administrative Expenses
Excluding the indirect costs relating to the Cabot Transaction of approximately $8.6 million in 2018, general and administrative expenses decreased $1.5 million, or 1.0% during the year ended December 31, 2019 as compared to the prior year. The decrease was primarily due to (1) higher merger and acquisition costs incurred in prior periods, (2) the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies and (3) higher infrastructure costs incurred at our domestic sites in prior periods.
Other Operating Expenses

The decrease in other operating expenses was primarily due to a large expense incurred in our previously owned subsidiary Refinancia during the prior periods, in addition to reduced expenditures for temporary services and the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies.
Collection Agency Commissions
During the year ended December 31, 2019, we incurred $63.9 million in commissions to third-party collection agencies, or 27.0% of the related gross collections of $236.2 million. During the period, the commission rate as a percentage of related gross collections was 18.5% and 22.7% for our collection outsourcing channels in the United States and Europe, respectively. During the year ended December 31, 2018, we incurred $47.9 million in commissions, or 22.5%, of the related gross collections of $213.6 million. During 2018, the commission rate as a percentage of related gross collections was 15.0% and 22.7% for our collection outsourcing channels in the United States and Europe, respectively.
The increase in collection agency commissions during the year ended December 31, 2019 as compared with the year ended December 31, 2018 was primarily driven by the change in our LAAP operations. As discussed in the “Collections from Purchased Receivables by Channel and Geographic Location” section above, in December 2018, we completed the sale of all our interest in Refinancia, which remains the servicer for the non-performing loans we own in Colombia and Peru. Subsequent to December 2018, collections for these non-performing loans are classified as collection agency collections instead of call center and digital collections. As a result, costs associated with these collections are included in collection agency commissions.
Collections through the collection agencies channel are predominately in Europe and Latin America and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions as a percentage of collections in this channel also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. The United States collection agency commission rate is generally lower than the European rate due to a higher concentration of lower commission rate bankruptcy portfolios collected through the collection agency channel in the United States.
Interest Expense
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Stated interest on debt obligations	$193,003	$186,178	$6,825	3.7%
Interest expense on preferred equity certificates	—	17,307	(17,307)	(100.0)%
Amortization of loan fees and other loan costs	20,777	25,332	(4,555)	(18.0)%
Amortization of debt discount	12,980	11,231	1,749	15.6%
Total interest expense	$226,760	$240,048	$(13,288)	(5.5)%
The decrease in interest expense during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to the decrease in preferred equity certificates (“PECs”) interest expense. On July 24, 2018, in connection with the Cabot Transaction, we purchased all outstanding PECs including accrued interest that were held by Cabot’s minority shareholders. As a result, no PEC interest expense was incurred subsequent to the Cabot Transaction. The decrease in interest expense was also attributable to higher expenses incurred during the year ended December 31, 2018 relating to finance charges associated with our refinancing activities. During the year ended December 31, 2018, interest expense included approximately $9.2 million in fees relating to the refinancing of the Cabot senior secured notes and approximately $2.5 million of fees for a bridge loan commitment related to the Cabot Transaction. The decrease in interest expense during the year ended December 31, 2019 was also attributable to the favorable impact of the strengthening of the U.S. dollar relative to other foreign currencies.
The decrease in interest expense was partially offset by (1) increases in LIBOR, which resulted in increased interest expense for the Encore Revolving Credit Facility and the Cabot Securitisation Senior Facility and (2) higher balances on the Encore Revolving Credit Facility, Cabot Securitisation Senior Facility, and Cabot Credit Facilities. In addition, the decrease was partially offset by $9.0 million of refinancing costs incurred during the year ended December 31, 2019 associated with the issuance of the 2024 Cabot Floating Rate Notes.

Other Expense or Income
Other expense or income consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $18.3 million during the year ended December 31, 2019 and primarily included the loss recognized on the Baycorp Transaction of $12.5 million.
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
Provision for Income Taxes
During the years ended December 31, 2019 and 2018, we recorded income tax provisions for income from continuing operations of $32.3 million and $46.8 million, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2019	2018
Federal provision	21.0%	21.0%
State provision	0.2%	0.1%
Foreign rate differential(1)	(2.2)%	(11.7)%
Transaction costs(2)	0.0%	1.0%
Permanent items(3)	0.0%	1.1%
Change in valuation allowance(4)	(0.5)%	17.7%
IRS settlement(5)	(2.4)%	—%
Other	0.0%	0.7%
Effective rate	16.1%	29.9%
________________________
(1)Relates primarily to the lower tax rates on the income or loss attributable to international operations.
(2)In 2018, relates primarily to transaction costs incurred in connection with the Cabot Transaction.
(3)Represents a provision for nondeductible items.
(4)Net decrease in valuation allowance during 2019 is attributable to disposition of certain foreign subsidiaries with cumulative operating losses for tax purposes. In 2018, valuation allowance net increase recorded as a result of certain foreign subsidiaries’ cumulative operating losses for tax purposes.
(5)In 2019, includes tax benefit resulting from tax accounting method change.

The effective tax rate for the year ended December 31, 2019 decreased to 16.1% as compared to 29.9% for the year ended December 31, 2018. The decrease was primarily related to the disposition of certain foreign entities with cumulative operating losses for tax purposes during the period ended December 31, 2019.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates.

Cost per Dollar Collected
We utilize cost per dollar collected (or “cost-to-collect”) in order to facilitate a comparison of approximate costs to cash collections from purchased receivables for our portfolio purchasing and recovery business. Cost-to-collect is calculated by dividing adjusted operating expenses by collections from purchased receivables. The calculation of adjusted operating expenses is illustrated in detail in the “Non-GAAP Disclosure” section. The following table summarizes our overall cost per dollar collected by geographic location during the periods presented:

	Year Ended December 31,
	2019	2018
United States	40.3%	42.4%
Europe	28.2%	27.7%
Other geographies	54.3%	47.0%
Overall cost per dollar collected	37.0%	37.9%
Cost-to-collect decreased 90 basis points to 37.0% for the year ended December 31, 2019 from 37.9% during the prior year.
The decrease in overall cost-to-collect was driven by improved cost-to-collect in the United States, which was due to a combination of (1) continued improvement in operational efficiencies in the collection process, (2) collection mix shifting towards non-legal collection, which has lower cost-to-collect, (3) higher total collections that blended down fixed cost and reduced overall cost-to-collect, and (4) reduced cost-to-collect in the legal channel that was driven by improved court cost recovery rates.
Over time, we expect our cost-to-collect to remain competitive, but also to fluctuate from quarter to quarter based on seasonality, product mix of purchases, acquisitions, foreign exchange rates, the cost of new operating initiatives, and the changing regulatory and legislative environment.
As discussed in the “Recent Accounting Pronouncements Not Yet Effective” section in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements, effective for our financial statements for reporting periods subsequent to January 1, 2020, we will no longer capitalize our upfront court costs, instead we will expense all court costs as incurred, which will adversely impact the cost-to-collect metric but will have no impact on the amount of court cost payments incurred.
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

The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the year ended December 31, 2017, includes the effect of approximately 0.2 million common shares that were issuable upon conversion of certain convertible senior notes because the average stock price during the period exceeded the conversion price of these notes. However, as described in “Note 8: Borrowings—Encore Convertible Notes and Exchangeable Notes” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion and exchange price of some of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. There was no dilutive effect relating to our convertible or exchangeable notes during the year ended December 31, 2019 or during the year ended December 31, 2018.
We have presented the following metrics both including and excluding the dilutive effect of these convertible and exchangeable notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders (in thousands, except per share data):

	Year Ended December 31,
	2019		2018		2017
	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting and Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$167,869	$5.33	$115,886	$4.06	$83,427	$3.16	$3.18
Adjustments:
Convertible and exchangeable notes non-cash interest and issuance cost amortization	15,501	0.50	13,896	0.50	12,353	0.47	0.47
Acquisition, integration and restructuring related expenses(1)	7,049	0.22	11,506	0.40	16,628	0.63	0.63
Amortization of certain acquired intangible assets(2)	7,017	0.22	8,337	0.29	3,561	0.13	0.14
Net gain on fair value adjustments to contingent considerations(3)	(2,300)	(0.07)	(5,664)	(0.20)	(2,822)	(0.11)	(0.11)
Expenses related to withdrawn Cabot IPO(4)	—	—	2,984	0.10	15,339	0.58	0.58
Loss on derivatives in connection with the Cabot Transaction(5)	—	—	9,315	0.33	—	—	—
Goodwill impairment(6)	10,718	0.34	—	—	—	—	—
Loss on Baycorp Transaction(6)	12,489	0.40	—	—	—	—	—
Income tax effect of the adjustments(7)	(23,230)	(0.74)	(9,079)	(0.32)	(7,936)	(0.30)	(0.30)
Impact from tax reform(8)	—	—	—	—	1,182	0.05	0.05
Change in tax accounting method(9)	(7,825)	(0.25)	—	—	—	—	—
Adjustments attributable to noncontrolling interest(10)	—	—	(5,022)	(0.18)	(15,720)	(0.60)	(0.60)
Adjusted income from continuing operations attributable to Encore	$187,288	$5.95	$142,159	$4.98	$106,012	$4.01	$4.04
________________________
(1)Amount represents acquisition, integration and restructuring related expenses, which for the year ended December 31, 2019 includes approximately $1.3 million of transaction costs incurred associated with the Baycorp Transaction. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)As we acquire debt solution service providers around the world, we also acquire intangible assets, such as trade names and customer relationships. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share.
(3)Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 2: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(4)Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(5)Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the Cabot Transaction. We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore, adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(6)The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the year ended December 31, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(7)Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations. We recognized approximately $17.5 million, or $0.55 per diluted share, in tax benefit as a result of the Baycorp Transaction, which is included in this income tax adjustment during the year ended December 31, 2019.
(8)As a result of the Tax Reform Act, we incurred a net additional tax expense of approximately $1.2 million during the year ended December 31, 2017. We believe the Tax Reform Act related expenses are not indicative of our ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(9)Amount represents the benefit from the tax accounting method change related to revenue reporting. We adjust for certain discrete tax items that are not indicative of our ongoing operations.
(10)Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.

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

	Year Ended December 31,
	2019	2018	2017
GAAP net income, as reported	$168,909	$109,736	$78,978
Adjustments:
Loss from discontinued operations, net of tax	—	—	199
Interest expense	226,760	240,048	204,161
Provision for income taxes	32,333	46,752	52,049
Depreciation and amortization	41,029	41,228	39,977
Stock-based compensation expense	12,557	12,980	10,399
Loss on derivative in connection with the Cabot Transaction(1)	—	9,315	—
Acquisition, integration and restructuring related expenses(2)	7,049	7,523	11,962
Net gain on fair value adjustments to contingent considerations(3)	(2,300)	(5,664)	(2,822)
Expenses related to withdrawn Cabot IPO(4)	—	2,984	15,339
Goodwill impairment(5)	10,718	—	—
Loss on Baycorp Transaction(5)	12,489	—	—
Interest income	(3,693)	(3,345)	(3,635)
Adjusted EBITDA	$505,851	$461,557	$406,607

Collections applied to principal balance(6)	$765,748	$759,014	$673,035
________________________

(1)Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the Cabot Transaction. We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore, adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Amount represents acquisition, integration and restructuring related expenses, which includes approximately $1.3 million of transaction costs incurred associated with the Baycorp Transaction during the year ended December 31, 2019. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 2: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(4)Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(5)The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the year ended December 31, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(6)Amount represents (a) gross collections from receivable portfolios less (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios.
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

	Year Ended December 31,
	2019	2018	2017
GAAP total operating expenses, as reported	$951,336	$956,730	$862,498
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(173,190)	(193,715)	(125,028)
Stock-based compensation expense	(12,557)	(12,980)	(10,399)
Acquisition, integration and restructuring related operating expenses(2)	(7,049)	(7,523)	(16,628)
Expenses related to withdrawn Cabot IPO(3)	—	(2,984)	(15,339)
Goodwill impairment	(10,718)	—	—
Net gain on fair value adjustments to contingent considerations(4)	2,300	5,664	2,822
Adjusted operating expenses related to portfolio purchasing and recovery business	$750,122	$745,192	$697,926
________________________
(1)Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.
(2)Amount represents acquisition, integration and restructuring related operating expenses (including approximately $1.3 million of transaction costs incurred associated with the Baycorp Transaction during the year ended December 31, 2019 and excluding amounts already included in stock-based compensation expense). We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)Amount represents expenses related to the proposed and later withdrawn initial public offering by CCM. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(4)Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 2: Fair Value Measurements” in the notes to our consolidated financial statements for further details.

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

Cumulative Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our receivable purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2019
		<2010	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total(2)	Multiple(3)
United States:
<2010	$1,403,708	$2,617,761	$478,541	$348,627	$237,650	$171,270	$124,564	$97,044	$74,026	$58,976	$48,698	$40,907	$4,298,064	3.1
2010	357,299	—	125,853	288,788	220,686	156,806	111,993	83,578	55,650	40,193	31,699	24,948	1,140,194	3.2
2011	383,805	—	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	33,445	1,128,289	2.9
2012	548,818	—	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	1,247,754	2.3
2013	551,922	—	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	1,468,718	2.7
2014	517,800	—	—	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	974,484	1.9
2015	499,429	—	—	—	—	—	—	105,610	231,102	186,391	125,673	85,042	733,818	1.5
2016	553,648	—	—	—	—	—	—	—	110,875	283,035	234,690	159,279	787,879	1.4
2017	528,779	—	—	—	—	—	—	—	—	111,902	315,853	255,048	682,803	1.3
2018	631,453	—	—	—	—	—	—	—	—	—	175,042	351,696	526,738	0.8
2019	679,875	—	—	—	—	—	—	—	—	—	—	174,693	174,693	0.3
Subtotal	6,656,536	2,617,761	604,394	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	13,163,434	2.0
Europe:
2013	619,079	—	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	1,154,189	1.9
2014	630,342	—	—	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	862,517	1.4
2015	423,297	—	—	—	—	—	—	65,870	127,084	103,823	88,065	72,277	457,119	1.1
2016	258,841	—	—	—	—	—	—	—	44,641	97,587	83,107	63,198	288,533	1.1
2017	464,110	—	—	—	—	—	—	—	—	68,111	152,926	118,794	339,831	0.7
2018	455,549	—	—	—	—	—	—	—	—	—	49,383	118,266	167,649	0.4
2019	296,937	—	—	—	—	—	—	—	—	—	—	44,118	44,118	0.1
Subtotal	3,148,155	—	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	3,313,956	1.1
Other geographies:
2012	6,721	—	—	—	—	3,848	2,561	1,208	542	551	422	390	9,522	1.4
2013	29,568	—	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	46,552	1.6
2014	86,989	—	—	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	68,393	0.8
2015	83,198	—	—	—	—	—	—	15,061	57,064	43,499	32,622	17,499	165,745	2.0
2016	64,450	—	—	—	—	—	—	—	29,269	39,710	28,992	16,078	114,049	1.8
2017	49,670	—	—	—	—	—	—	—	—	15,471	23,075	15,383	53,929	1.1
2018	26,371	—	—	—	—	—	—	—	—	—	12,910	15,008	27,918	1.1
2019	2,668	—	—	—	—	—	—	—	—	—	—	3,198	3,198	1.2
Subtotal	349,635	—	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	489,306	1.4
Total	$10,154,326	$2,617,761	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$16,966,696	1.7
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2019, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through December 31, 2019 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2010	$1,403,708	$4,298,064	$84,162	$4,382,226	3.1
2010	357,299	1,140,194	43,752	1,183,946	3.3
2011	383,805	1,128,289	69,577	1,197,866	3.1
2012	548,818	1,247,754	80,806	1,328,560	2.4
2013(3)	551,922	1,468,718	226,760	1,695,478	3.1
2014(3)	517,800	974,484	152,772	1,127,256	2.2
2015	499,429	733,818	172,175	905,993	1.8
2016	553,648	787,879	314,521	1,102,400	2.0
2017	528,779	682,803	491,853	1,174,656	2.2
2018	631,453	526,738	818,780	1,345,518	2.1
2019	679,875	174,693	1,303,125	1,477,818	2.2
Subtotal	6,656,536	13,163,434	3,758,283	16,921,717	2.5
Europe:
2013(3)	619,079	1,154,189	694,503	1,848,692	3.0
2014(3)	630,342	862,517	551,966	1,414,483	2.2
2015(3)	423,297	457,119	380,155	837,274	2.0
2016	258,841	288,533	336,439	624,972	2.4
2017	464,110	339,831	598,570	938,401	2.0
2018	455,549	167,649	672,146	839,795	1.8
2019	296,937	44,118	565,983	610,101	2.1
Subtotal	3,148,155	3,313,956	3,799,762	7,113,718	2.3
Other geographies:
2012	6,721	9,522	482	10,004	1.5
2013	29,568	46,552	2,214	48,766	1.6
2014	86,989	68,393	68,373	136,766	1.6
2015	83,198	165,745	26,970	192,715	2.3
2016	64,450	114,049	15,187	129,236	2.0
2017	49,670	53,929	44,093	98,022	2.0
2018	26,371	27,918	16,969	44,887	1.7
2019	2,668	3,198	722	3,920	1.5
Subtotal	349,635	489,306	175,010	664,316	1.9
Total	$10,154,326	$16,966,696	$7,733,055	$24,699,751	2.4
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2019, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections from Purchased Receivables by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2020	2021	2022	2023	2024	2025	2026	2027	2028	>2028	Total(3)
United States:
<2010	$36,427	$23,517	$14,684	$7,608	$1,926	$—	$—	$—	$—	$—	$84,162
2010	15,238	10,591	7,439	5,240	3,696	1,548	—	—	—	—	43,752
2011	23,594	16,063	11,143	7,822	5,508	3,884	1,563	—	—	—	69,577
2012	26,491	18,248	12,610	8,826	6,211	4,380	3,094	946	—	—	80,806
2013(4)	64,630	51,329	36,333	25,667	18,165	12,884	9,143	6,490	2,119	—	226,760
2014(4)	48,489	33,595	23,126	15,902	10,899	7,676	5,433	3,850	2,731	1,071	152,772
2015	58,742	37,379	25,721	17,280	11,595	7,527	5,152	3,630	2,563	2,586	172,175
2016	106,773	70,017	43,489	29,615	20,861	14,622	10,048	7,057	4,963	7,076	314,521
2017	167,896	109,009	72,033	45,566	30,750	21,339	14,949	10,413	7,344	12,554	491,853
2018	297,261	184,050	119,778	77,459	49,205	32,749	22,038	14,902	9,811	11,527	818,780
2019	401,288	340,755	195,987	123,246	83,984	57,723	40,791	29,503	21,131	8,717	1,303,125
Subtotal	1,246,829	894,553	562,343	364,231	242,800	164,332	112,211	76,791	50,662	43,531	3,758,283
Europe:
2013(4)	103,100	98,801	93,026	86,592	79,194	71,572	64,135	57,813	40,270	—	694,503
2014(4)	88,964	81,449	73,765	67,389	59,729	50,985	43,913	38,911	34,776	12,085	551,966
2015(4)	59,404	52,884	47,470	43,021	38,325	33,377	28,333	24,867	22,411	30,063	380,155
2016	58,856	60,458	44,231	37,186	29,742	25,343	23,922	16,127	13,861	26,713	336,439
2017	97,872	89,186	77,349	65,927	55,536	46,462	38,411	32,235	26,073	69,519	598,570
2018	106,980	94,045	80,080	69,976	60,541	52,211	45,361	38,474	31,720	92,758	672,146
2019	85,762	82,763	72,295	61,404	51,048	41,565	34,663	29,653	25,682	81,148	565,983
Subtotal	600,938	559,586	488,216	431,495	374,115	321,515	278,738	238,080	194,793	312,286	3,799,762
Other geographies:
2012	205	173	104	—	—	—	—	—	—	—	482
2013	872	648	461	233	—	—	—	—	—	—	2,214
2014	7,532	9,848	8,243	7,831	7,018	5,586	3,357	1,819	1,709	15,430	68,373
2015(4)	5,295	4,531	3,996	3,246	2,266	1,517	1,050	920	795	3,354	26,970
2016	6,450	4,672	3,120	812	87	39	7	—	—	—	15,187
2017	9,192	8,067	6,105	4,514	2,629	2,281	1,627	893	865	7,920	44,093
2018	5,673	4,110	2,960	2,016	1,000	537	351	230	92	—	16,969
2019	270	181	122	82	56	11	—	—	—	—	722
Subtotal	35,489	32,230	25,111	18,734	13,056	9,971	6,392	3,862	3,461	26,704	175,010
Total	$1,883,256	$1,486,369	$1,075,670	$814,460	$629,971	$495,818	$397,341	$318,733	$248,916	$382,521	$7,733,055
________________________
(1)ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of December 31, 2019, ERC for Zero Basis Portfolios includes approximately $127.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $110.3 million from cost recovery portfolios, primarily in other geographies.
(2)The collection forecast of each pool in the calculation of accretion revenue is generally estimated up to 120 months in the United States and up to 180 months in Europe. Expected collections beyond the 120-month collection forecast in the United States are included in the presentation of ERC but are not included in the calculation of IRRs.
(3)Represents the expected remaining gross cash collections on purchased portfolios over a 180-month period. As of December 31, 2019, ERC for purchased receivables for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	3,587,300	3,739,633
Europe	3,054,604	3,600,233
Other geographies	140,984	151,542
Total	6,782,888	7,491,408
(4) Includes portfolios acquired in connection with certain business combinations.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2019	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
United States:
2011	$2,546	$383,805	0.7%	0.1%
2012	5,916	548,818	1.1%	0.2%
2013(2)	14,697	551,922	2.7%	0.4%
2014(2)	50,097	517,800	9.7%	1.5%
2015	82,187	499,429	16.5%	2.5%
2016	149,159	553,648	26.9%	4.5%
2017	198,714	528,779	37.6%	6.1%
2018	409,717	631,453	64.9%	12.5%
2019	626,911	679,875	92.2%	19.1%
Subtotal	1,539,944	4,895,529	31.5%	46.9%
Europe:
2013(2)	238,033	619,079	38.4%	7.2%
2014(2)	206,895	630,342	32.8%	6.3%
2015(2)	160,113	423,297	37.8%	4.9%
2016	140,663	258,841	54.3%	4.3%
2017	290,071	464,110	62.5%	8.8%
2018	347,399	455,549	76.3%	10.6%
2019	264,903	296,937	89.2%	8.1%
Subtotal	1,648,077	3,148,155	52.4%	50.2%
Other geographies:
2014	60,479	86,989	69.5%	1.8%
2015	6,240	83,198	7.5%	0.2%
2016	4,680	64,450	7.3%	0.1%
2017	15,894	49,670	32.0%	0.5%
2018	8,330	26,371	31.6%	0.3%
2019	340	2,668	12.7%	0.0%
Subtotal	95,963	313,346	30.6%	2.9%
Total	$3,283,984	$8,357,030	39.3%	100.0%
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments.
(2)Includes portfolios acquired in connection with certain business combinations.

Estimated Future Amortization of Portfolios
As of December 31, 2019, we had $3.3 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2020	$490,321	$193,958	$16,067	$700,346
2021	391,655	202,906	18,140	612,701
2022	235,306	179,320	15,618	430,244
2023	150,312	167,795	10,277	328,384
2024	99,254	153,618	7,368	260,240
2025	66,509	141,433	6,045	213,987
2026	46,443	135,836	3,596	185,875
2027	32,055	131,219	1,987	165,261
2028	20,610	126,117	1,787	148,514
2029	7,479	71,236	1,706	80,421
2030	—	52,379	1,703	54,082
2031	—	39,122	1,700	40,822
2032	—	30,183	1,697	31,880
2033	—	16,888	1,695	18,583
2034	—	6,067	1,692	7,759
Thereafter	—	—	4,885	4,885
Total	$1,539,944	$1,648,077	$95,963	$3,283,984

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2019		2018		2017
	Domestic	International	Domestic	International(1)	Domestic	International(2)
General & Administrative	1,106	2,171	1,060	2,381	923	2,693
Account Manager	418	3,560	504	3,921	381	4,239
Total	1,524	5,731	1,564	6,302	1,304	6,932
________________________
(1)Headcount as of December 31, 2018 includes 191 general and administrative and 361 account manager Baycorp employees.
(2)Headcount as of December 31, 2017 includes 262 general and administrative and 509 account manager Refinancia employees and 191 general and administrative and 379 account manager Baycorp employees.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2017	807	$1,657,393	$218,727
Q2 2017	1,347	2,441,909	246,415
Q3 2017	1,010	3,018,072	292,332
Q4 2017	1,434	2,985,978	300,761
Q1 2018	973	1,799,804	276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity, including the cash flows from discontinued operations, for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$244,733	$186,791	$123,818
Net cash used in investing activities	(202,333)	(397,516)	(452,131)
Net cash (used in) provided by financing activities	(19,770)	166,377	378,217
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
Net cash provided by operating activities was $244.7 million, $186.8 million, and $123.8 million during the years ended December 31, 2019, 2018, and 2017, respectively. Cash provided by operating activities is affected by net income, various non-cash add backs in operating activities, including portfolio allowance reversals, and changes in operating assets and liabilities. The primary drivers of the changes in operating cash flow included cash collections recognized as revenue from receivable portfolios, income tax payments, and interest payments. Cash collections recognized as revenue from receivable portfolios were $1,269.3 million, $1,167.1 million, and $1,053.4 million during the years ended December 31, 2019, 2018, and 2017, respectively. Cash paid for income taxes, net of income tax refunds, was $44.0 million, $5.7 million, and $42.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Interest payments were $178.9 million, $198.8 million, and $162.5 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Investing Cash Flows
Net cash used in investing activities was $202.3 million, $397.5 million and $452.1 million during the years ended December 31, 2019, 2018 and 2017, respectively. Cash used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $1,035.1 million, $1,131.1 million, and $1,045.8 million during the years ended December 31, 2019, 2018, and 2017, respectively. Collection proceeds applied to the principal of our receivable portfolios were $757.6 million, $809.7 million, and $709.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.
Financing Cash Flows
Net cash used in financing activities was $19.8 million for the year ended December 31, 2019, and cash provided by financing activities was $166.4 million and $378.2 million for the years ended December 31, 2018 and 2017, respectively. Cash provided by financing activities is primarily affected by borrowings under our credit facilities and proceeds from the issuance of convertible and exchangeable notes offset by repayments of amounts outstanding under our credit facilities, repayments of senior secured notes, and repayments of Encore’s convertible and exchangeable notes. Borrowings under our credit facilities were $603.6 million, $942.2 million and $1,434.5 million during the years ended December 31, 2019, 2018, and 2017, respectively. Proceeds from the issuance of convertible and exchangeable notes were $100.0 million, $172.5 million and $150.0 million during the years ended December 31, 2019, 2018 and 2017. Repayments of amounts outstanding under our credit facilities were $586.4 million, $571.1 million and $1,168.1 million and repayments of senior secured notes were $470.8 million, $91.6 million and $204.2 million during the years ended December 31, 2019, 2018, and 2017, respectively.
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
We have a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The Senior Secured Credit Facilities have a five-year maturity, expiring in December 2021. As of December 31, 2019, we had $492.0 million outstanding and $272.3 million of availability under the Revolving Credit Facility and $171.7 million outstanding under the Term Loan Facility.
Through Cabot, we have a revolving credit facility of £375.0 million (approximately $497.2 million) (the “Cabot Credit Facility”). As of December 31, 2019, we had £215.5 million (approximately $285.7 million) outstanding and £159.5 million (approximately $211.5 million) of availability under the Cabot Credit Facility.
In August 2018, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million. During the year ended December 31, 2019, we did not issue any shares under our ATM Program. We have issued a total of 13,600 shares under our ATM Program, generating proceeds of approximately $0.54 million, net of commissions of approximately $5,000.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 8: Borrowings” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at December 31, 2019 consisted of $51.5 million held by U.S.-based entities and $140.8 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.

We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.
Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2019 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$3,578,313	$194,467	$1,116,924	$2,166,922	$100,000
Estimated interest payments(1)	726,020	188,875	350,489	183,406	3,250
Finance leases	8,740	2,898	5,245	597	—
Operating leases	114,775	17,898	30,571	24,809	41,497
Purchase commitments on receivable portfolios	298,938	298,938	—	—	—
Total contractual cash obligations(2)	$4,726,786	$703,076	$1,503,229	$2,375,734	$144,747
________________________
(1)Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2019 for variable rate debt, timing of scheduled payments and the term of the debt obligations.
(2)We had approximately $8.2 million of liabilities and accrued interests related to uncertain tax positions at December 31, 2019. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See “Note 11: Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
We prepare our financial statements, in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
Effective January 1, 2020, our investment in receivable portfolios is accounted for under CECL.
Deferred Court Costs. We pursue legal collection using a network of attorneys that specialize in collection matters and through our internal legal channel. We generally pursue collections through legal means only when we believe a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of historical court costs recovery data. We estimate deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and write off any Deferred Court Costs not recovered within the respective deferral period. Collections received through litigation are first applied against related court costs with the balance applied to the debtors’ account. Effective January 1, 2020, in connection with the adoption of CECL, we expense all upfront court costs in our statements of operations and include all future projected recoveries of these upfront court costs in the measurement of our investment in receivable portfolios, at a discounted value.
Valuation of Goodwill and Other Intangible Assets. Business combinations typically result in the recording of goodwill and other intangible assets. The excess of the purchase price over the fair value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest in the acquiree is recorded as goodwill.
Goodwill is tested annually for impairment and in interim periods if events or changes in circumstances indicate that the assets may be impaired. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill may be based on economic environment, business climate, market capitalization, operating performance, competition, and other factors. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates, growth rates, comparable guideline companies and other assumptions. Future business conditions and/or activities could differ materially from the projections made by management, which in turn, could result in the need for impairment charges. We will perform additional impairment testing if events occur or circumstances change indicating that the carrying amounts may be impaired.
The determination of the recorded value of intangible assets acquired in a business combination requires management to make estimates and assumptions that affect our consolidated financial statements. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment.
Income Taxes. We use the liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of operations. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of operations. We include interest and penalties related to income taxes within our provision for income taxes. See “Note 11: Income Taxes” to our consolidated financial statements for further discussion of income taxes.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Annual Report in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” to our consolidated financial statements.

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
We have currency exchange forward contracts that reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The gains or losses on these derivative contracts are recognized in other income or expense in the consolidated statements of operations based on fair value changes.
As of December 31, 2019, we had outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange between the British Pound and Euro with a net fair value asset position of approximately $1.0 million. The functional currency of the subsidiary that carries the hedge contracts is the British Pound and the reporting currency is the U.S. dollar. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% between the British Pound and the Euro and 10% between the British Pound and U.S. dollar could be experienced in the near term. A hypothetical 10% change in foreign exchange rates at December 31, 2019 related to the foreign exchange forward contracts would have a $6.7 million impact on income from continuing operations before income taxes.
In addition, we have currency exchange forward contracts that reduce the effects of currency exchange rate fluctuations between the U.S. dollar and Indian Rupee. These foreign currency forward contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. Gains and losses arising from the effective portion of such contracts are recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI are subsequently reclassified into earnings in the same period in which the underlying transactions affect our earnings.
As of December 31, 2019, our outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian Rupee had a fair value asset position of $0.4 million. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for the Indian Rupee could be experienced in the near term. If the U.S. dollar weakened by 10% against the Indian Rupee at December 31, 2019, the result would have had a favorable effect to the fair value of the derivatives of approximately $1.6 million. If the U.S. dollar strengthened by 10% against the Indian Rupee at December 31, 2019 the result would have had an unfavorable effect to the fair value of the derivatives of approximately $1.3 million.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. As of December 31, 2019, we had four interest rate swap agreements outstanding with a total notional amount of $331.7 million. As of December 31, 2019, we held three interest rate cap contracts with a total notional amount of approximately $913.0 million used to manage risk related to interest rate fluctuations. Both the interest rate cap and interest rate swap instruments are designated as cash flow hedges and are accounted for using hedge accounting.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. A hypothetical 50 basis points change in interest rates at December 31, 2019 related to variable rate debt agreements not hedged by derivatives would have a $3.2 million impact on income from continuing operations before income taxes.

As of December 31, 2019, our outstanding interest rate swap agreements had a fair value liability position of $9.1 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate swap’s fair value of $3.0 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate swap’s fair value of $3.0 million. As of December 31, 2019, our outstanding interest rate cap contracts had a fair value asset position of $2.5 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate cap’s fair value of $5.3 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate cap’s fair value of $1.8 million.
Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.

Item 8—Financial Statements and Supplementary Data
Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-40.

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
Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2019, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2019, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP

San Diego, California
February 26, 2020

Changes in Internal Control over Financial Reporting
We implemented certain internal controls related to the adoption of Topic 326, “Financial Instruments – Credit Losses” to ensure we adequately interpreted the guidance and properly assessed the impact of the standard on our financial statements to facilitate its adoption effective January 1, 2020. There were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B—Other Information
None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 11—Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 14—Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.1.3	Second Certificate of Amendment to the Certificate of Incorporation	10-Q	000-26489	3.1.3	8/7/2019
3.2	Bylaws, as amended through February 8, 2011	10-K	000-26489	3.3	2/14/2011
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.2	Third Amended and Restated Senior Secured Note Purchase Agreement (including the forms of the Notes), dated as of August 11, 2017, by and among Encore Capital Group, Inc. and the purchasers named therein	8-K	000-26489	10.1	8/17/2017
4.2.1	Amendment No.1 to the Third Amended and Restated Senior Secured Note Purchase Agreement, dated August 30, 2019, by and among Encore Capital Group, Inc. and the noteholder parties thereto	8-K	000-26489	10.2	9/3/2019
4.2.2	Amendment No.2 to the Third Amended and Restated Senior Secured Note Purchase Agreement, dated December 13, 2019, by and among Encore Capital Group, Inc. and the noteholder parties thereto					X
4.3	Indenture (including the form of the Note), dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	8-K	000-26489	4.1	6/24/2013
4.3.1	Supplemental Indenture, dated November 6, 2018, to the Indenture, dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	10-Q	000-26489	4.5	11/7/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.6	Indenture (including form of Note), dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/11/2014
4.6.1	Supplemental Indenture, dated November 6, 2018, to the Indenture, dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	10-Q	000-26489	4.6	11/7/2018
4.9	Indenture (including form of Note), dated October 6, 2016, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	10/7/2016
4.10	Indenture (including Form of Note), dated March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/3/2017
4.11	Indenture, dated July 20, 2018, between Encore Capital Europe Finance Limited and MUFG Union Bank, N.A.	8-K	000-26489	4.1	7/20/2018
4.11.1	Supplemental Indenture (including the form of 4.50% Exchangeable Senior Notes due 2023), dated July 20, 2018, among Encore Capital Europe Finance Limited, Encore Capital Group, Inc. and MUFG Union Bank, N.A.	8-K	000-26489	4.2	7/20/2018
4.12	Indenture, dated June 14, 2019, between Cabot Financial (Luxembourg) II S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited as security agent, and Citibank, N.A. London Branch as trustee.	8-K	000-26489	4.1	6/17/2019
4.13	Indenture (including form of Note), dated September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee.	8-K	000-26489	4.1	9/10/2019
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.3+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated	8-K	000-26489	10.1	6/15/2009
10.3.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan	10-Q	000-26489	10.3	11/1/2012
10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan	Def 14A	000-26489	Appendix A	4/26/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.4.1+	First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014	10-K	000-26489	10.84	2/25/2014
10.4.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.5	8/8/2013
10.4.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.11	8/8/2013
10.4.14+	Form of Performance Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.108	2/23/2017
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-Q	000-26489	10.2	11/6/2014
10.6+	Employment offer letter dated October 9, 2014 by and between Encore Capital Group, Inc. and Jonathan Clark	8-K	000-26489	10.1	2/26/2015
10.7+	Non-Employee Director Compensation Program Guidelines, effective September 1, 2018	10-Q	000-26489	10.8	11/7/2018
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 11, 2016	10-Q	000-26489	10.1	11/9/2016
10.9+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Ashish Masih	8-K	000-26489	10.1	6/20/2017
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.11.5+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.1	3/15/2018
10.11.6+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.2	3/15/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018
10.11.9+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROAE) under the Encore Capital Group, Inc. 2017 Incentive Award Plan					X
10.12	Third Amended and Restated Credit Agreement, dated December 20, 2016, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	8-K	000-26489	10.1	12/27/2016
10.12.1	Incremental Term Loan and Extension Agreement, dated March 2, 2017, by and among Encore Capital Group, Inc., Cathay Bank, Opus Bank, Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.2	5/4/2017
10.12.2	Incremental Facility Agreement, dated March 29, 2017, by and among Encore Capital Group, Inc., Woodforest National Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.4	5/4/2017
10.12.3	Amendment No.1 to Third Amended and Restated Credit Agreement, dated June 13, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	10-Q	000-26489	10.1	8/3/2017
10.12.4	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 29, 2017, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	10-Q	000-26489	10.9	8/3/2017
10.12.5	Letter Agreement, dated August 3, 2017, related to the Third Amended and Restated Credit Agreement dated as of December 20, 2016	10-Q	000-26489	10.3	11/2/2017
10.12.6	Incremental Facility Agreement, dated August 15, 2017, by and among Encore Capital Group, Inc., DNB Capital, LLC, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.5	11/2/2017
10.12.7	Incremental Facility Agreement, dated September 26, 2017, by and among Encore Capital Group, Inc., Regions Bank, SunTrust Bank, and each of the guarantors, party thereto	10-Q	000-26489	10.6	11/2/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.12.8	Incremental Facility Agreement, dated January 22, 2018, by and among Encore Capital Group, Inc., Umpqua Bank, SunTrust Bank, and each of the guarantors, party thereto	10-K	000-26489	10.12.8	2/21/2018
10.12.9	Incremental Facility Agreement, dated March 21, 2018, by and among Encore Capital Group, Inc., Banc of California, SunTrust Bank and each of the guarantors, party thereto	10-Q	000-26489	10.2	5/8/2018
10.12.10	Extension Agreement, dated May 29, 2018, by and among Encore Capital Group, Inc., Fifth Third Bank, Suntrust Bank, and each of the guarantors party thereto	10-Q	000-26489	10.3	8/8/2018
10.12.11	Extension Agreement, dated September 20, 2018, by and among Encore Capital Group, Inc., SunTrust Bank, Bank of America, N.A., DNB Capital, LLC, Fifth Third Bank, Western Alliance Bancorporation, Chang Hwa Commercial Bank, Ltd., and each of the guarantors, party thereto	10-Q	000-26489	10.9	11/7/2018
10.12.12	Incremental Facility Agreement, dated September 20, 2018, by and among Encore Capital Group, Inc., SunTrust Bank, ING Capital LLC, MUFG Union Bank, N.A., Flagstar Bank, CIBC Bank USA, Umpqua Bank, Opus Bank, Banc of California, California Bank and Trust, Western Alliance Bancorporation, and each of the guarantors, party thereto	10-Q	000-26489	10.10	11/7/2018
10.12.13	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated August 30, 2019, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent	8-K	000-26489	10.1	9/3/2019
10.12.14
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated December 13, 2019, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent
						X
10.13	Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	8-K	000-26489	10.2	11/7/2012
10.13.1	Amendment No. 1, dated December 20, 2016, to Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	8-K	000-26489	10.1	12/27/2016

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.13.2	Amendment No. 2, dated August 11, 2017, to Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent	10-Q	000-26489	10.4	11/2/2017
10.14	Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent	8-K	000-26489	10.3	11/7/2012
10.14.1	Amendment No. 1, dated February 25, 2014, to Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent	10-K	000-26489	10.88	2/25/2014
10.15	Second Amended and Restated Intercreditor Agreement, dated as of August 11, 2017, by and among Encore Capital Group, Inc., certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, the holders of the Company’s 7.75% Senior Secured Notes due 2017, 7.375% Senior Secured Notes due 2018 and 5.625% Senior Secured Notes due 2024, and SunTrust Bank, as collateral agent	8-K	000-26489	10.2	8/17/2017
10.16.4	Securities Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., JCF III Europe Holdings LP, JCF III Europe S.à r.l., Janus Holdings Luxembourg S.à r.l and the other parties named therein	8-K	000-26489	10.1	5/8/2018
10.16.5	Securities Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., Janus Holdings Luxembourg S.à r.l, certain management shareholders of Cabot Holdings S.à r.l. Luxembourg and the other parties named therein	8-K	000-26489	10.2	5/8/2018
10.16.6	First Amendment, dated May 10, 2018, to the Purchase Agreement, dated May 7, 2018, by and among Encore Capital Group, Inc., Janus Holdings Luxembourg S.à r.l, certain management shareholders of Cabot Holdings S.à r.l. Luxembourg and the other parties named therein	10-Q	000-26489	10.2.1	8/8/2018
10.17.1	Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.1	6/24/2013
10.17.2	Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.2	6/24/2013
10.17.3	Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.3	6/24/2013
10.17.4	Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.4	6/24/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.18.1	Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.1	7/23/2013
10.18.2	Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.2	7/23/2013
10.18.3	Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.3	7/23/2013
10.18.4	Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction	8-K	000-26489	10.4	7/23/2013
10.19	Amended and Restated Senior Facilities Agreement, dated November 15, 2019, by and among Cabot Financial Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent	8-K	000-26489	10.1	11/21/2019
10.21.1	Letter Agreement, dated March 5, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.1	3/11/2014
10.21.2	Letter Agreement, dated March 5, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.2	3/11/2014
10.21.3	Letter Agreement, dated March 5, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.3	3/11/2014
10.21.4	Letter Agreement, dated March 5, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.4	3/11/2014
10.21.5	Letter Agreement, dated March 6, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	3/11/2014
10.21.6	Letter Agreement, dated March 6, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	3/11/2014
10.21.7	Letter Agreement, dated March 6, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.7	3/11/2014
10.21.8	Letter Agreement, dated March 6, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.8	3/11/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.22	Senior Facility Agreement, dated February 18, 2020, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trustee Company (UK) Limited as Security Trustee, HSBC BAnk PLC as Senior Agent and Goldman Sachs International Bank as Senior Lender	8-K	000-26489	10.1	2/24/2020
10.23.1	Letter Agreement, dated July 17, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.1	7/20/2018
10.23.2	Letter Agreement, dated July 17, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.2	7/20/2018
10.23.3	Letter Agreement, dated July 17, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.3	7/20/2018
10.23.4	Letter Agreement, dated July 19, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.4	7/20/2018
10.23.5	Letter Agreement, dated July 19, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	7/20/2018
10.23.6	Letter Agreement, dated July 19, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	7/20/2018
10.24+	Executive Service Agreement, dated February 10, 2014, between Cabot Credit Management Limited and Kenneth John Stannard	10-Q	000-26489	10.1	5/8/2019
10.24.1+	Letter Agreement, dated July 23, 2018, between Cabot Credit Management Limited and Kenneth John Stannard	10-Q	000-26489	10.2	5/8/2019
10.25+	Transition Agreement, dated November 25, 2019, by and among Cabot Credit Management Limited, Encore Capital Group, Inc. and Kenneth Stannard	8-K	000-26489	10.1	11/26/2019
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 26, 2020					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Management contract or compensatory plan or arrangement.

Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ ASHISH MASIH
Ashish Masih
President and Chief Executive Officer
Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2020
Jonathan C. Clark

/s/ ASHWINI GUPTA	Director	February 26, 2020
Ashwini Gupta

/s/ WENDY HANNAM	Director	February 26, 2020
Wendy Hannam

/s/ JEFFREY A. HILZINGER	Director	February 26, 2020
Jeffrey A. Hilzinger

/s/ ANGELA A. KNIGHT	Director	February 26, 2020
Angela A. Knight

/s/ MICHAEL P. MONACO	Director	February 26, 2020
Michael P. Monaco

/s/ LAURA OLLE	Director	February 26, 2020
Laura Olle

/s/ FRANCIS E. QUINLAN	Director	February 26, 2020
Francis E. Quinlan

/s/ NORMAN R. SORENSEN	Director	February 26, 2020
Norman R. Sorensen

/s/ RICHARD J. SREDNICKI	Director	February 26, 2020
Richard J. Srednicki

/s/ RICHARD P. STOVSKY	Director	February 26, 2020
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the “PCAOB” and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Investment in Receivable Portfolios and Revenue from Receivable Portfolios
As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company’s investment in receivable portfolios balance was approximately $3.3 billion at December 31, 2019. Investment in receivable portfolios are comprised of purchased loans with deteriorated credit quality that are grouped quarterly in the period of purchase based on common risk characteristics (“pool”). Revenue from receivable portfolios is recognized from each pool using the effective interest rate (“EIR”) method unless the pool is recorded on a cost recovery method. Management applies significant judgment to estimate cash flows and to evaluate collection performance for each quarterly pool in order to make decisions about whether to leave a pool’s EIR unchanged, to prospectively increase a pool’s EIR, or to impair a pool.

We identified the recording of investment in receivable portfolios and revenue from receivable portfolios as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to: (i) estimate cash flows, (ii) evaluate collection performance for each pool, and (iii) reassess the applicable EIR, where appropriate. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s assessment of the reasonableness of: (i) inputs and outputs from the Company’s proprietary statistical and behavioral models, (ii) cash collection performance of pools, and (iii) a pool’s EIR.
•Testing the completeness and accuracy of collection data used by management to calculate investment in receivable portfolios and revenue from receivable portfolios.
•Evaluating the reasonableness of management’s judgments related to the assessment of a pool’s EIR through evaluating the current period forecast to actual performance, recent performance trends and changes to the estimated cash flows.
•Evaluating the reasonableness of management’s estimates of cash flows by comparing to actual cash collections.
Goodwill Impairment Assessment
As more fully described in Notes 1 and 15 to the consolidated financial statements, the Company’s goodwill balance was approximately $884.2 million at December 31, 2019, which was allocated between two reporting units. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the MCM reporting unit, management performed a qualitative assessment and determined it was not necessary to perform a quantitative test. For the Cabot reporting unit, management performed a quantitative analysis which utilized a combination of the income approach and the market approach.
We identified the goodwill impairment assessment of the Cabot reporting unit as a critical audit matter because of the significant estimates and assumptions management makes as part of the quantitative assessment to estimate the fair value of the reporting unit. The income approach requires significant management assumptions such as assumptions used in the cash flow forecasts, the discount rate, and the terminal value exit multiple. The market approach requires significant management judgment in the selection of the appropriate peer group companies and the valuation multiples. Auditing these significant assumptions and judgments involved a high degree of auditor judgment and an increased extent of effort, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over goodwill impairment assessment, including controls over significant management assumptions and judgments used in the income and the market approaches.
•Testing management’s process for developing fair value estimates including testing the completeness, accuracy, and relevance of underlying data and evaluating significant management assumptions by comparing to historical results and market participant data.
•Performing a sensitivity analysis of significant assumptions and evaluating the impact on the fair value of the reporting unit that would result from changes in the assumptions.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value methodology, (ii) evaluating the reasonableness of certain assumptions used including the discount rate and the terminal value exit multiple, and (iii) assessing the reasonableness of the discount rate by developing independent estimates and comparing estimates to those utilized by management.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2001.
San Diego, California
February 26, 2020

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$192,335	$157,418
Investment in receivable portfolios, net	3,283,984	3,137,893
Deferred court costs, net	100,172	95,918
Property and equipment, net	120,051	115,518
Other assets	329,223	257,002
Goodwill	884,185	868,126
Total assets	$4,909,950	$4,631,875
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$223,911	$287,945
Borrowings	3,513,197	3,490,633
Other liabilities	147,436	33,609
Total liabilities	3,884,544	3,812,187
Commitments and contingencies (Note 13)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 and 50,000 shares authorized, 31,097 shares and 30,884 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	311	309
Additional paid-in capital	222,590	208,498
Accumulated earnings	888,058	720,189
Accumulated other comprehensive loss	(88,766)	(110,987)
Total Encore Capital Group, Inc. stockholders’ equity	1,022,193	818,009
Noncontrolling interest	3,213	1,679
Total equity	1,025,406	819,688
Total liabilities and equity	$4,909,950	$4,631,875

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”) included in the consolidated statements of financial condition above. Most assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities exclude amounts where creditors or beneficial interest holders have recourse to the general credit of the Company. See “Note 9: Variable Interest Entities” for additional information on the Company’s VIEs.

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$34	$448
Investment in receivable portfolios, net	539,596	501,489
Other assets	4,759	9,563
Liabilities
Accounts payable and accrued liabilities	$—	$4,556
Borrowings	464,092	445,837
Other liabilities	—	46
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Revenue from receivable portfolios	$1,269,288	$1,167,132	$1,053,373
Servicing revenue	126,527	148,044	90,087
Other revenues	9,974	5,381	2,342
Total revenues	1,405,789	1,320,557	1,145,802
(Allowances) allowance reversals on receivable portfolios, net	(8,108)	41,473	41,236
Total revenues, adjusted by net allowances	1,397,681	1,362,030	1,187,038
Operating expenses
Salaries and employee benefits	376,365	369,064	315,742
Cost of legal collections	202,670	205,204	200,058
General and administrative expenses	148,256	158,352	158,080
Other operating expenses	108,433	134,934	104,938
Collection agency commissions	63,865	47,948	43,703
Depreciation and amortization	41,029	41,228	39,977
Goodwill impairment	10,718	—	—
Total operating expenses	951,336	956,730	862,498
Income from operations	446,345	405,300	324,540
Other (expense) income
Interest expense	(226,760)	(240,048)	(204,161)
Other (expense) income	(18,343)	(8,764)	10,847
Total other expense	(245,103)	(248,812)	(193,314)
Income from continuing operations before income taxes	201,242	156,488	131,226
Provision for income taxes	(32,333)	(46,752)	(52,049)
Income from continuing operations	168,909	109,736	79,177
Loss from discontinued operations, net of tax	—	—	(199)
Net income	168,909	109,736	78,978
Net (income) loss attributable to noncontrolling interest	(1,040)	6,150	4,250
Net income attributable to Encore Capital Group, Inc. stockholders	$167,869	$115,886	$83,228
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$167,869	$115,886	$83,427
Loss from discontinued operations, net of tax	—	—	(199)
Net income	$167,869	$115,886	$83,228
Earnings per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$5.38	$4.09	$3.21
Discontinued operations	—	—	(0.01)
Net basic earnings per share	$5.38	$4.09	$3.20
Diluted earnings (loss) per share from:
Continuing operations	$5.33	$4.06	$3.16
Discontinued operations	—	—	(0.01)
Net diluted earnings per share	$5.33	$4.06	$3.15
Weighted average shares outstanding:
Basic	31,210	28,313	25,972
Diluted	31,474	28,572	26,405
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$168,909	$109,736	$78,978
Other comprehensive income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized (loss) gain on derivative instruments	(5,029)	(7,658)	1,242
Income tax effect	761	1,743	(200)
Unrealized (loss) gain on derivative instruments, net of tax	(4,268)	(5,915)	1,042
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	23,169	(36,927)	28,362
Removal of other comprehensive loss in connection with divestiture	3,814	3,663	—
Unrealized gain (loss) on foreign currency translation, net of divestiture	26,983	(33,264)	28,362
Other comprehensive income (loss), net of tax	22,715	(39,179)	29,404
Comprehensive income	191,624	70,557	108,382
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss	(1,040)	6,150	4,250
Unrealized (income) loss on foreign currency translation	(494)	5,548	(1,849)
Comprehensive (income) loss attributable to noncontrolling interest	(1,534)	11,698	2,401
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$190,090	$82,255	$110,783

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance at December 31, 2016	25,593	$256	$103,392	$560,567	$(104,911)	$(7,539)	$551,765
Net income	—	—	—	83,228	—	655	83,883
Other comprehensive income (loss), net of tax	—	—	—	—	27,555	(707)	26,848
Change in fair value of redeemable noncontrolling interest	—	—	(81,074)	(27,222)	—	—	(108,296)
Purchase of noncontrolling interest	—	—	806	—	—	(2,338)	(1,532)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	208	2	(2,117)	—	—	—	(2,115)
Stock-based compensation	—	—	10,399	—	—	—	10,399
Issuance of convertible senior notes	—	—	12,341	—	—	—	12,341
Settlement and repurchase of convertible senior notes	622	6	(7,881)	—	—	—	(7,875)
Reclassification of redeemable equity component of convertible senior notes	—	—	2,995	—	—	—	2,995
Reclassification of certain income tax effects of items within accumulated other comprehensive income to retained earnings	—	—	—	(259)	—	—	(259)
Convertible note hedge transactions	(622)	(6)	3,525	—	—	—	3,519
Other	—	—	260	—	—	—	260
Balance at December 31, 2017	25,801	258	42,646	616,314	(77,356)	(9,929)	571,933
Net income (loss)	—	—	—	115,886	—	(1,359)	114,527
Other comprehensive (loss) income, net of tax	—	—	—	—	(37,294)	920	(36,374)
Change in fair value of redeemable noncontrolling interest	—	—	19,430	(12,011)	—	—	7,419
Purchase of noncontrolling interest	—	—	—	—	—	9,626	9,626
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	163	2	(2,510)	—	—	—	(2,508)
Issuance of common stock	4,920	49	181,138	—	—	—	181,187
Stock-based compensation	—	—	12,980	—	—	—	12,980
Issuance of exchangeable notes	—	—	14,009	—	—	—	14,009
Exchangeable notes hedge transactions	—	—	(17,785)	—	—	—	(17,785)
Net equity adjustment on Cabot Transaction	—	—	(43,097)	—	—	—	(43,097)
Other	—	—	1,687	—	3,663	2,421	7,771
Balance at December 31, 2018	30,884	309	208,498	720,189	(110,987)	1,679	819,688
Net income	—	—	—	167,869	—	1,040	168,909
Other comprehensive income, net of tax	—	—	—	—	18,407	494	18,901
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	213	2	(4,874)	—	—	—	(4,872)
Stock-based compensation	—	—	12,557	—	—	—	12,557
Issuance of exchangeable notes	—	—	4,733	—	—	—	4,733
Exchangeable notes hedge transactions	—	—	1,792	—	—	—	1,792
Other	—	—	(116)	—	3,814	—	3,698
Balance at December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$168,909	$109,736	$78,978
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	—	199
Depreciation and amortization	41,029	41,228	39,977
Goodwill impairment	10,718	—	—
Interest expense related to financing	3,523	11,710	—
Other non-cash interest expense, net	30,299	38,549	47,437
Stock-based compensation expense	12,557	12,980	10,399
Loss (gain) on derivative instruments, net	5,009	10,789	(3,915)
Deferred income taxes	22,339	16,814	28,970
Provision for (reversal of) allowances on receivable portfolios, net	8,108	(41,473)	(41,236)
Other, net	4,785	(17,805)	(7,846)
Changes in operating assets and liabilities
Deferred court costs and other assets	25,379	(35,626)	(4,101)
Prepaid income tax and income taxes payable	(25,678)	24,284	(26,699)
Accounts payable, accrued liabilities and other liabilities	(62,244)	15,605	1,655
Net cash provided by operating activities	244,733	186,791	123,818
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(96,390)
Purchases of receivable portfolios, net of put-backs	(1,035,130)	(1,131,095)	(1,045,829)
Collections applied to investment in receivable portfolios, net	757,640	809,688	709,420
Purchases of property and equipment	(39,602)	(67,475)	(28,126)
Proceeds from sale of portfolios	107,937	—	—
Other, net	6,822	(8,634)	8,794
Net cash used in investing activities	(202,333)	(397,516)	(452,131)
Financing activities:
Payment of loan and debt refinancing costs	(11,586)	(23,286)	(28,972)
Proceeds from credit facilities	603,634	942,186	1,434,480
Repayment of credit facilities	(586,429)	(571,144)	(1,168,069)
Proceeds from senior secured notes	454,573	—	325,000
Repayment of senior secured notes	(470,768)	(91,578)	(204,241)
Proceeds from issuance of convertible and exchangeable senior notes	100,000	172,500	150,000
Repayment of convertible senior notes	(84,600)	—	(125,407)
Proceeds from other debt	18,334	27,694	33,197
Repayment of other debt	(25,531)	(42,456)	(8,910)
Payment for the purchase of PECs and noncontrolling interest	—	(234,101)	(29,731)
Other, net	(17,397)	(13,438)	870
Net cash (used in) provided by financing activities	(19,770)	166,377	378,217
Net increase (decrease) in cash and cash equivalents	22,630	(44,348)	49,904
Effect of exchange rate changes on cash and cash equivalents	12,287	(10,373)	12,470
Cash and cash equivalents, beginning of period	157,418	212,139	149,765
Cash and cash equivalents of continuing operations, end of period	$192,335	$157,418	$212,139

Supplemental disclosures of cash flow information:
Cash paid for interest	$178,948	$198,797	$162,545
Cash paid for income taxes, net of refunds	43,973	5,734	42,378
Supplemental schedule of non-cash investing and financing activities:
Stock consideration for the Cabot Transaction	$—	$180,559	$—
Conversion of convertible senior notes	—	—	28,277
Property and equipment acquired through finance leases	5,299	3,283	3,577
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Consolidated Financial Statements
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively with Encore, the “Company”), is an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial obligations to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans.
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
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to “Note 9: Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
Translation of Foreign Currencies
The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Translation gains or losses are the material components of accumulated other comprehensive income or loss and are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.
Reclassifications
Certain immaterial reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation.
Change in Accounting Principle
As discussed in “Note 12: Leases” to the consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standard Codification 842 - Leases (“Topic 842”) using the modified retrospective method.
The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) in 2019. The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.

Recent Accounting Pronouncements
Other than the adoption of the standards discussed in the “Change in Accounting Principle” section above, there have been no new accounting pronouncements made effective during the year ended December 31, 2019 that have significance, or potential significance, to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13” or “CECL”). ASU 2016-13 introduces a new impairment approach for credit loss recognition based on current expected lifetime losses rather than incurred losses. ASU 2016-13 applies to all financial assets carried at amortized costs, including the Company’s investment in receivable portfolios, which are defined as purchased credit deteriorated (“PCD”) financial assets under CECL. For PCD financial assets, the unit of account is at individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company will apply its charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company will then record a negative allowance that represents the present value of expected all future recoveries on the aggregated portfolio level using a discounted approach. Revenue will be recognized over the life of the portfolio at an effective interest rate established at the time of purchase. Subsequent over and under-performance and changes in expected cash flows are recognized in the statements of operations as adjustments to the provision for credit losses. ASU 2016-13, including the effect of ongoing developments and amendments to the guidance, represents a significant change from existing U.S. GAAP and will result in changes to the Company’s accounting for its investment in receivable portfolios. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. The Company will adopt ASU 2016-13 as of January 1, 2020 using a modified-retrospective approach, by recording a cumulative-effect adjustment to opening retained earnings. Implementation efforts have been substantially completed.
As part of the adoption of CECL, the Company will change its current method of accounting for its court costs spent in its legal collection channel effective January 1, 2020. As of December 31, 2019, the Company capitalizes its upfront court costs spent in its consolidated financial statements (“Deferred Court Costs”) and provides a reserve for those costs that it believes will ultimately be uncollectible. For financial statements for reporting periods subsequent to January 1, 2020, the Company will expense all of its court costs as incurred and will include expected recoveries on these upfront court costs in the measurement of the investment in receivable portfolios at a discounted value. Upon transition, an adjustment will be made to retained earnings to reflect the net change from an undiscounted to discounted value prior to writing-off uncollectible receivables and establishing a balance for discounted value of future recoveries of amounts expected to be collected. The adoption of this new accounting policy will result in the write-off of existing Deferred Court Costs, an increase to investment in receivable portfolios, and a decrease to opening retained earnings estimated to be between $40 and $50 million. The Company expects that, subsequent to the adoption of CECL, revenue from receivable portfolios will be favorably impacted by including expected court costs recoveries in its estimated remaining collections, while expensing all court costs as incurred will result in higher operating expenses in 2020 as compared to prior years.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). The amendments in ASU 2019-04 clarify certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date will be the same as the effective date of ASU 2016-13. For entities that have adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The amendments in ASU 2019-04 that are related to financial instruments are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The Company's adoption of ASU 2019-04 is not expected to have a material impact on its consolidated financial statements.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective as of December 31, 2019 that have significance, or potential significance, to the Company’s consolidated financial statements.
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
Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company maintains its cash and cash equivalents in multiple financial institutions and certain account balances exceed federally insurable limits. To date, the Company has experienced no loss or lack of access to cash in its bank accounts. The Company believes any risks are mitigated by maintaining cash with highly rated financial institutions. The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate their fair value.
Included in cash and cash equivalents is cash collected on behalf of and due to third-party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $25.0 million and $21.8 million at December 31, 2019 and 2018, respectively.
Investment in Receivable Portfolios
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
The Company accounts for its investment in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of operations as an adjustment to revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. With gross collections being discounted at monthly IRRs, when collections are lower in the near term, even if substantially higher collections are expected later in the collection curve, an allowance charge could result.
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
If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the carrying value of a Cost Recovery Portfolio has been fully recovered. See “Note 4: Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.
Effective January 1, 2020, the Company’s investment in receivable portfolios is accounted for under CECL.
Transfers of Financial Assets
The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s ongoing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are included in “Other revenues” in the Company’s consolidated statements of operations. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the statements of financial condition at fair value.

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s statements of financial condition and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. To date, the Company has not had any transfers of financial assets that did not qualify for sale accounting.
Servicing Revenue
Certain of the Company’s subsidiaries earn servicing revenue by providing portfolio management services to credit originators for non-performing loans. The Company recognizes servicing revenue when it satisfies the performance obligation over time by providing debt solution and credit management services.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Goodwill and other indefinite-lived intangible assets are tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value. See “Note 15: Goodwill and Identifiable Intangible Assets” for further discussion of the Company’s goodwill and other intangible assets.
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
Deferred Court Costs
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the Company is required to pay certain upfront costs to the applicable courts that are recoverable from the consumer. The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on an estimated court cost recovery rate established based on its analysis of historical court costs recovery data. The Company estimates deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and writes off any Deferred Court Costs not recovered within the respective deferral period. Collections received from debtors are first applied against related court costs with the balance applied to the debtors’ account balance. See “Note 5: Deferred Court Costs, Net” for further details.
Effective January 1, 2020, in connection with the adoption of CECL, the Company expenses all upfront court costs in its statements of operations and includes all future projected recoveries of these upfront court costs in the measurement of the investment in receivable portfolios, at a discounted value.
Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when it is more likely than not the deferred tax assets will not be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes. See “Note 11: Income Taxes” for further discussion.
Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against deferred tax assets.
Stock-Based Compensation
The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For share awards that require service and performance conditions, the Company recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions over the requisite service period of the award. Forfeiture rates are estimated based on the Company’s historical experience. Stock-based compensation expenses are included in “Salaries and Employee Benefits” in the Company’s consolidated statements of operations. See “Note 10: Stock-Based Compensation” for further discussion.
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates certain derivative instruments as cash flow hedges. The changes in fair value of derivatives designated as cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. If in the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. If the hedged cash flows are still reasonably possible to occur, the hedged cash flows will continue to be recorded in accumulated other comprehensive income or loss until the hedged cash flows are no longer probable of occurring. See “Note 3: Derivatives and Hedging Instruments” for further discussion.
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$167,869	$115,886	$83,427
Loss from discontinued operations, net of tax	—	—	(199)
Net income	$167,869	$115,886	$83,228

Total weighted-average basic shares outstanding	31,210	28,313	25,972
Dilutive effect of stock-based awards	264	259	255
Dilutive effect of convertible and exchangeable senior notes	—	—	178
Total weighted-average dilutive shares outstanding	31,474	28,572	26,405

Basic earnings (loss) per share from:
Continuing operations	$5.38	$4.09	$3.21
Discontinued operations	—	—	(0.01)
Net basic earnings per share	$5.38	$4.09	$3.20
Diluted earnings (loss) per share from:
Continuing operations	$5.33	$4.06	$3.16
Discontinued operations	—	—	(0.01)
Net diluted earnings per share	$5.33	$4.06	$3.15
Anti-dilutive employee stock options outstanding were approximately 64,000, 66,000 and 107,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
The Company has the following convertible and exchangeable senior notes outstanding: $89.4 million convertible senior notes due 2020 at a conversion price equivalent to approximately $45.72 per share of the Company’s common stock (the “2020 Convertible Notes”), $161.0 million convertible senior notes due 2021 at a conversion price equivalent to approximately $59.39 per share of the Company’s common stock (the “2021 Convertible Notes”), $150.0 million convertible senior notes due 2022 at a conversion price equivalent to approximately $45.57 per share of the Company’s common stock (the “2022 Convertible Notes”), $172.5 million exchangeable senior notes due 2023 at a conversion price equivalent to approximately $44.62 per share of the Company’s common stock (the “Exchangeable Notes”), and $100.0 million convertible senior notes due 2025 at a conversion price equivalent to approximately $40.00 per share of the Company's common stock (the “2025 Convertible Notes”).
In the event of conversion for the 2021 Convertible Notes, 2022 Convertible Notes, Exchangeable Notes and 2025 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company will settle the principal amount of the 2020 Convertible Notes in cash upon conversion. The Company’s intent is to settle the principal amount of the 2021, 2022, 2025 Convertible Notes and Exchangeable Notes in cash upon conversion. As a result, upon conversion of all the convertible and exchangeable senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. Diluted earnings per share during the year ended December 31, 2017 included the effect of the common shares issuable upon conversion of certain of the convertible senior notes because the average stock price exceeded the conversion price of these notes. However, as described in the “Encore Convertible Notes and Exchangeable Notes” section of “Note 8: Borrowings” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2020 Convertible Notes to $61.55, the 2021 Convertible Notes to $83.14 and the Exchangeable Notes to $62.48.
Note 2: Fair Value Measurements
Fair value is defined as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the “exit price”). The Company uses a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value into three broad levels. The following is a brief description of each level:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,473	$—	$1,473
Interest rate cap contracts	—	2,460	—	2,460
Liabilities
Interest rate swap agreements	—	(9,116)	—	(9,116)
Contingent consideration	—	—	(66)	(66)

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$2,023	$—	$2,023
Liabilities
Foreign currency exchange contracts	—	(237)	—	(237)
Interest rate swap agreements	—	(4,881)	—	(4,881)
Contingent consideration	—	—	(6,198)	(6,198)
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

The following table provides a roll-forward of the fair value of contingent consideration for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Amount
Balance at December 31, 2016	$2,531
Issuance of contingent consideration in connection with acquisition	10,808
Change in fair value of contingent consideration	(2,822)
Time value amortization	381
Payment of contingent consideration	(781)
Effect of foreign currency translation	495
Balance at December 31, 2017	10,612
Issuance of contingent consideration in connection with acquisition	1,728
Change in fair value of contingent consideration	(5,664)
Payment of contingent consideration	(271)
Effect of foreign currency translation	(207)
Balance at December 31, 2018	6,198
Change in fair value of contingent consideration	(2,300)
Payment of contingent consideration	(3,686)
Effect of foreign currency translation	(146)
Balance at December 31, 2019	$66
Redeemable Noncontrolling Interest:
Some minority shareholders in certain subsidiaries of the Company had the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value and, in some cases, to force a sale of the subsidiary if the Company chose not to purchase their interests at fair value. In connection with various business transactions, the Company redeemed or deconsolidated all of its redeemable noncontrolling interest during the year ended December 31, 2018 and no longer carried any redeemable noncontrolling interest as of December 31, 2018.
The components of the change in the redeemable noncontrolling interest for the years ended December 31, 2019, 2018 and 2017 are presented in the following table (in thousands):

Amount
Balance at December 31, 2016	$45,755
Addition to redeemable noncontrolling interest	277
Net loss attributable to redeemable noncontrolling interest	(4,905)
Adjustment of the redeemable noncontrolling interest to fair value	108,296
Effect of foreign currency translation attributable to redeemable noncontrolling interest	2,555
Balance at December 31, 2017	151,978
Redemption of redeemable noncontrolling interest	(138,835)
Deconsolidation upon sale of redeemable noncontrolling interest	5,535
Net loss attributable to redeemable noncontrolling interest	(4,791)
Adjustment of the redeemable noncontrolling interest to fair value	(7,419)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(6,468)
Balance at December 31, 2018	—
Balance at December 31, 2019	$—
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements. The fair value estimate of the assets held for sale was approximately $46.7 million and $26.7 million as of December 31, 2019 and December 31, 2018, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the following table are recorded in the consolidated statements of financial condition at December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios	$3,283,984	$3,464,050	$3,137,893	$3,525,861
Deferred court costs	100,172	100,172	95,918	95,918
Financial Liabilities
Encore convertible notes and exchangeable notes(1)	642,547	693,708	619,639	553,744
Cabot senior secured notes(2)	1,127,435	1,170,945	1,109,922	1,036,905
________________________
(1)Carrying amount represents the portion of the convertible and exchangeable notes classified as debt, while estimated fair value pertains to the face amount of the notes.
(2)Carrying amount represents historical cost, adjusted for any related debt discount or debt premium.
Investment in Receivable Portfolios:
The fair value of investment in receivable portfolios is measured using Level 3 inputs by discounting the estimated future cash flows generated by its proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. The Company estimates the average cost to collect and discount rates based on its estimate of what a market participant might use in valuing these portfolios. The determination of such inputs requires significant judgment, including assessing the assumed market participant’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.
A 100 basis point increase in the cost to collect and discount rate used would result in a decrease in the fair value of U.S. and European portfolios by approximately $65.6 million and $77.3 million, respectively, as of December 31, 2019. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs was $100.2 million and $95.9 million as of December 31, 2019 and 2018, respectively, and approximated fair value.
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
Encore’s convertible notes and exchangeable notes and Cabot’s senior secured notes are carried at historical cost, adjusted for the debt discount. The fair value estimate for these convertible and exchangeable notes incorporates quoted market prices using Level 2 inputs.

Note 3: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Certain of the Company’s derivative financial instruments qualify for hedge accounting treatment.
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$2,460	Other assets	$2,023
Foreign currency exchange contracts	Other assets	443	Other liabilities	(237)
Interest rate swap agreements	Other liabilities	(9,116)	Other liabilities	(4,881)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	1,030	Other assets	—
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
As of December 31, 2019, the total notional amount of the foreign currency forward contracts that are designated as cash flow hedging instruments was $13.8 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.4 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2019, 2018, or 2017.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. As of December 31, 2019, there were four interest rate swap agreements outstanding with a total notional amount of $331.7 million.
As of December 31, 2019, the Company also held three interest rate cap contracts with a notional amount of approximately $913.0 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. Two of the interest rate cap contracts mature in 2021 (the “2018 Caps”) and one matures in 2024 (the “2019 Cap”). The 2018 Caps have a notional amount of £350.0 million (approximately $464.1 million) and the 2019 Cap has a notional amount of €400.0 million (approximately $448.9 million). The 2018 Caps are structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months GBP-LIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. The 2019 Cap is also structured as a series of Caplets such that if exercised, the Company will receive a payment equal to 3-months EURIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent GBP-LIBOR or EURIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationship to be highly effective and designates the 2018 Caps and 2019 Cap as cash flow hedge instruments.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	2019	2018		2019	2018
Foreign currency exchange contracts	$1,100	$(1,253)	Salaries and employee benefits	$383	$794
Foreign currency exchange contracts	(56)	(100)	General and administrative expenses	(19)	2
Interest rate swap agreements	(6,347)	(5,228)	Interest expense	(2,560)	(384)
Interest rate cap contracts	(1,752)	(643)	Interest expense	146	—
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
In May 2018, in anticipation of the completion of the Cabot Transaction, Encore entered into a foreign exchange forward contract with a notional amount of £176.0 million, which was approximately the amount of cash consideration for the Cabot Transaction. The forward contract settled in August 2018 at a total loss of $9.3 million. This loss was substantially offset by a decrease in the final purchase price in U.S. dollars for the Cabot Transaction.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss) Recognized in Income	Amount of Derivative Gain (Loss) Recognized in Income
		2019	2018	2017
Foreign currency exchange contracts	Other (expense) income	$(2,959)	$(9,221)	$1,755
Interest rate cap contracts	Interest expense	—	(1,568)	2,026
Interest rate swap agreements	Interest expense	—	—	110

Note 4: Investment in Receivable Portfolios, Net
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2019
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$3,129,502	$8,391	$—	$3,137,893
Purchases of receivable portfolios	1,046,696	—	—	1,046,696
Transfer of portfolios(1)	(78,980)	78,980	—	—
Deconsolidation of receivable portfolios(2)	(51,935)	—	—	(51,935)
Disposals or transfers to held for sale	(6,178)	(5,317)	—	(11,495)
Sale of receivable portfolios(3)	(98,636)	—	—	(98,636)
Collections on receivable portfolios(4)	(1,930,539)	(4,201)	(92,188)	(2,026,928)
Put-backs and Recalls(5)	(11,566)	—	(25)	(11,591)
Foreign currency adjustments	37,224	1,596	(20)	38,800
Revenue recognized	1,185,681	—	83,607	1,269,288
Portfolio (allowance) reversals, net	(16,734)	—	8,626	(8,108)
Balance, end of period	$3,204,535	$79,449	$—	$3,283,984
Revenue as a percentage of collections(6)	61.4%	—	90.7%	62.6%

	Year Ended December 31, 2018
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,879,170	$11,443	$—	$2,890,613
Purchases of receivable portfolios	1,131,898	—	—	1,131,898
Disposals or transfers to held for sale	(10,852)	(1,604)	—	(12,456)
Collections on receivable portfolios(4)	(1,832,539)	(1,826)	(133,255)	(1,967,620)
Put-backs and Recalls(5)	(14,253)	—	(176)	(14,429)
Foreign currency adjustments	(98,298)	(420)	—	(98,718)
Revenue recognized	1,041,947	—	125,185	1,167,132
Portfolio allowance reversals, net	32,429	—	9,044	41,473
Reclassification from prior period	—	798	(798)	—
Balance, end of period	$3,129,502	$8,391	$—	$3,137,893
Revenue as a percentage of collections(6)	56.9%	—	93.9%	59.3%

	Year Ended December 31, 2017
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,368,366	$14,443	$—	$2,382,809
Purchases of receivable portfolios	1,057,066	1,169	—	1,058,235
Disposals or transfers to held for sale	(12,695)	(493)	—	(13,188)
Collections on receivable portfolios(4)	(1,613,351)	(3,511)	(150,782)	(1,767,644)
Put-backs and Recalls(5)	(2,577)	—	(294)	(2,871)
Foreign currency adjustments	138,828	(165)	—	138,663
Revenue recognized	909,239	—	144,134	1,053,373
Portfolio allowance reversals, net	34,294	—	6,942	41,236
Balance, end of period	$2,879,170	$11,443	$—	$2,890,613
Revenue as a percentage of collections(6)	56.4%	—	95.6%	59.6%
________________________
(1)Represents all portfolios in Mexico, which were transferred from accrual basis portfolios to cost recovery portfolios as the timing of future collections were determined to not be currently reasonably estimable, due to the changing political and economic conditions in Mexico.

(2)Deconsolidation of receivable portfolios as a result of the Baycorp Transaction.
(3)Represents the sale of certain portfolios in the Company’s European operations under the co-investment framework.
(4)Does not include amounts collected on behalf of others.
(5)Put-backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreements.
(6)Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2017	$3,695,069	$369,632	$4,064,701
Revenue from receivable portfolios	(1,041,947)	(125,185)	(1,167,132)
Allowance reversals on receivable portfolios, net	(32,429)	(9,044)	(41,473)
Net additions on existing portfolios	144,726	18,114	162,840
Additions for current purchases, net	1,155,451	—	1,155,451
Effect of foreign currency translation	(147,699)	(482)	(148,181)
Balance at December 31, 2018	3,773,171	253,035	4,026,206
Revenue from receivable portfolios	(1,185,681)	(83,607)	(1,269,288)
Allowance (allowance reversals) on receivable portfolios, net	16,734	(8,626)	8,108
Additions (reductions) on existing portfolios, net	549,253	(24,289)	524,964
Additions for current purchases, net	1,081,774	—	1,081,774
Effect of foreign currency translation	77,340	(33)	77,307
Balance at December 31, 2019	$4,312,591	$136,480	$4,449,071
During the year ended December 31, 2019, the Company purchased receivable portfolios with a face value of $11.6 billion for $1.0 billion, or a purchase cost of 8.6% of face value. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.1 billion.
During the year ended December 31, 2018, the Company purchased receivable portfolios with a face value of $8.5 billion for $1.1 billion, or a purchase cost of 13.3% of face value. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.3 billion.
After the net book value of a portfolio has been fully recovered, all collections are recorded as ZBA revenue. During the years ended December 31, 2019, 2018, and 2017, ZBA revenue was approximately $83.6 million, $125.2 million, and $144.1 million, respectively.
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2017	$102,576
Provision for portfolio allowances	14,421
Reversal of prior allowances	(55,894)
Effect of foreign currency translation	(472)
Balance at December 31, 2018	60,631
Provision for portfolio allowances	36,806
Reversal of prior allowances	(28,698)
Baycorp Transaction	(1,036)
Effect of foreign currency translation	1,776
Balance at December 31, 2019	$69,479

Note 5: Deferred Court Costs, Net
Deferred Court Costs for the deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2019	December 31, 2018
Court costs advanced	$891,207	$828,713
Court costs recovered	(369,043)	(336,335)
Court costs reserve	(421,992)	(396,460)
Deferred court costs	$100,172	$95,918
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of period	$(396,460)	$(364,015)	$(327,926)
Provision for court costs	(82,987)	(90,026)	(82,702)
Charge-offs	60,618	53,383	50,743
Effect of foreign currency translation	(3,163)	4,198	(4,130)
Balance at end of period	$(421,992)	$(396,460)	$(364,015)

Note 6: Property and Equipment, Net
Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2019	December 31, 2018
Computer equipment and software	$136,426	$156,769
Leasehold improvements	37,245	28,775
Furniture, fixtures and equipment	10,428	17,335
Telecommunications equipment and other	3,893	1,866
Construction in process	2,089	25,839
	190,081	230,584
Less: accumulated depreciation and amortization	(70,030)	(115,066)
	$120,051	$115,518
Depreciation and amortization expense from continuing operations was $33.3 million, $29.5 million, and $31.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 7: Other Assets
Other assets consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Operating lease right-of-use assets	$75,254	$—
Identifiable intangible assets, net	51,371	60,581
Assets held for sale	46,717	26,664
Service fee receivables	27,705	28,035
Deferred tax assets	24,134	24,910
Prepaid expenses	22,272	24,989
Other financial receivables	17,308	47,363
Other	64,462	44,460
Total	$329,223	$257,002

Note 8: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of December 31, 2019. The components of the Company’s consolidated borrowings were as follows (in thousands):

	December 31, 2019	December 31, 2018
Encore revolving credit facility	$492,000	$429,000
Encore term loan facility	171,677	195,056
Encore senior secured notes	308,750	325,000
Encore convertible notes and exchangeable notes	672,855	656,000
Less: debt discount	(30,308)	(36,361)
Cabot senior secured notes	1,129,039	1,111,399
Less: debt discount	(1,604)	(1,477)
Cabot senior revolving credit facility	285,749	298,005
Cabot securitisation senior facility	464,092	445,837
Other	54,151	107,920
Finance lease liabilities	8,121	7,563
	3,554,522	3,537,942
Less: debt issuance costs, net of amortization	(41,325)	(47,309)
Total	$3,513,197	$3,490,633
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
Provisions of the Restated Credit Agreement as of December 31, 2019 include, but are not limited to:
•Revolving Credit Facility commitments of $884.2 million that expire in December 2021 with interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries as defined in the Restated Credit Agreement; or (b) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum, (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (iv) zero;
•A $194.6 million term loan maturing in December 2021, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. Principal amortizes $15.3 million in each of 2019 and 2020 with the remaining principal due in 2021;
•A borrowing base under the Revolving Credit Facility equal to 35% of all eligible non-bankruptcy estimated remaining collections plus 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy;
•A maximum cash flow leverage ratio permitted of 3.00:1.00;
•A maximum cash flow first-lien leverage ratio of 2.00:1.00;
•A minimum interest coverage ratio of 1.75:1.00;
•The allowance of indebtedness in the form of senior secured notes not to exceed $350.0 million;
•The allowance of additional unsecured or subordinated indebtedness not to exceed $1.1 billion, including junior lien indebtedness not to exceed $400.0 million;
•Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;
•Repurchases of up to $150.0 million of Encore’s common stock after July 9, 2015, subject to compliance with certain covenants and available borrowing capacity;
•A change of control definition, that excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK I, LP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;
•Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;
•A pre-approved acquisition limit of $225.0 million per fiscal year;
•A basket to allow for investments not to exceed the greater of (1) 200% of the consolidated net worth of Encore and its restricted subsidiaries; and (2) an unlimited amount such that after giving effect to the making of any investment, the cash flow leverage ratio is less than 1.25:1:00;
•A basket to allow for investments in persons organized under the laws of Canada in the amount of $50.0 million;
•Collateralization by all assets of the Company, other than the assets of certain foreign subsidiaries and all unrestricted subsidiaries as defined in the Restated Credit Agreement.
At December 31, 2019, the outstanding balance under the Revolving Credit Facility was $492.0 million, which bore a weighted average interest rate of 5.27% and 5.01% for the years ended December 31, 2019 and 2018, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $272.3 million as of December 31, 2019. At December 31, 2019, the outstanding balance under the Term Loan Facility was $171.7 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019, require quarterly principal payments of $16.3 million. As of December 31, 2019, $308.8 million of the Senior Secured Notes remained outstanding.
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
Encore Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the outstanding convertible and exchangeable senior notes ($ in thousands):

	December 31, 2019	December 31, 2018	Maturity Date	Interest Rate
2020 Convertible Notes	$89,355	$172,500	Jul 1, 2020	3.000%
2021 Convertible Notes	161,000	161,000	Mar 15, 2021	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	3.250%
Exchangeable Notes	172,500	172,500	Sep 1, 2023	4.500%
2025 Convertible Notes	100,000	—	Oct 1, 2025	3.250%
	$672,855	$656,000
In June and July 2013, Encore issued $172.5 million aggregate principal amount of 3.000% convertible senior notes that mature on July 1, 2020 in private placement transactions (the “2020 Convertible Notes”). In March 2014, Encore issued $161.0 million aggregate principal amount of 2.875% convertible senior notes that mature on March 15, 2021 in private placement transactions (the “2021 Convertible Notes”). In March 2017, Encore issued $150.0 million aggregate principal amount of 3.250% convertible senior notes that mature on March 15, 2022 in private placement transactions (the “2022 Convertible Notes”). In September 2019, Encore issued $100.0 million aggregate principal amount of 3.250% convertible senior notes that mature on October 1, 2025 in private placement transactions (the “2025 Convertible Notes” and together with the 2020 Convertible Notes the 2021 Convertible Notes, and the 2022 Convertible Notes, the “Convertible Notes”). The interest on the Convertible Notes is payable semi-annually.
The Company used a portion of the net proceeds from the issuance of the 2025 Convertible Notes to repurchase, in separate privately negotiated transactions, approximately $83.1 million aggregate principal amount of its 2020 Convertible Notes for approximately $85.0 million, including accrued and unpaid interest. Additionally, the Company received proceeds of $1.8 million from the unwind of the capped call options associated with the repurchased portion of the 2020 Convertible Notes. Based on the fair value allocated to the debt and equity components of the 2020 Convertible Notes at the time of repurchase, the Company recognized a pre-tax loss on the repurchase of approximately $1.7 million, which was recorded to other expense in the consolidated statements of operations during the year ended December 31, 2019. In addition, the Company recognized approximately $0.4 million of interest expense to record the write-off of unamortized debt issuance costs associated with the repurchase of the 2020 Convertible Notes in the consolidated statements of operations during the year ended December 31, 2019. Since the capped call options were determined to be equity instruments, the partial unwind of the capped call options was recorded as an increase in additional paid-in capital in the consolidated statements of financial condition as of December 31, 2019.
In July 2018, Encore Finance (defined below), a 100% owned finance subsidiary of Encore, issued $172.5 million aggregate principal amount of exchangeable senior notes due 2023 (the “Exchangeable Notes”) which are fully and unconditionally guaranteed by Encore. The Exchangeable Notes mature on September 1, 2023 and bear interest at a rate of 4.500% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019.
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
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of December 31, 2019 are listed below:

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
The Company separately accounts for the liability and equity components in a manner that will reflect the entity’s nonconvertible or nonexchangeable debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.
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
________________________
(1)The Company used a portion of the net proceeds from the issuance of the 2025 Convertible Notes to repurchase approximately $83.1 million aggregate principal amount of its 2020 Convertible Notes. As a result, the remaining principal amount of the 2020 Convertible Notes was $89.4 million as of December 31, 2019.

The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	December 31, 2019	December 31, 2018
Liability component—principal amount	$672,855	$656,000
Unamortized debt discount	(30,308)	(36,361)
Liability component—net carrying amount	$642,547	$619,639
Equity component	$83,127	$76,351
The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Year ended December 31,
	2019	2018
Interest expense—stated coupon rate	$23,845	$17,518
Interest expense—amortization of debt discount	12,780	10,888
Interest expense—Convertible Notes and Exchangeable Notes	$36,625	$28,406
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

The details of the hedge program are listed below (in thousands, except conversion or exchange price):

	2020 Convertible Notes	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$18,113	$19,545	$17,785
Initial conversion or exchange price	$45.72	$59.39	$44.62
Effective conversion or exchange price	$61.55	$83.14	$62.48
Cabot Senior Secured Notes
The following table provides a summary of the Cabot senior secured notes ($ in thousands):

	December 31, 2019	December 31, 2018	Maturity Date	Interest Rate
Floating rate senior secured notes due 2024	$448,921	$—	Jun 1, 2024	EURIBOR +6.375%
Floating rate senior secured notes due 2021	—	356,067	Nov 15, 2021	EURIBOR +5.875%
Senior secured notes due 2023	680,118	653,355	Oct 1, 2023	7.500%
Senior secured notes due 2021	—	101,977	Apr 1, 2021	6.500%
	$1,129,039	$1,111,399
In June 2019, Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, issued €400.0 million (approximately $452.0 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2024 (the “Cabot 2024 Floating Rate Notes”). The Cabot 2024 Floating Rate Notes mature in June 2024 and bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 6.375%, reset quarterly. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The weighted average interest rate was 6.375% for the year ended December 31, 2019.
The proceeds from the issuance of the Cabot 2024 Floating Rate Notes, together with cash on hand, were used to (1) fully redeem existing €310.0 million (approximately $350.3 million) floating rate notes due in November 2021 and pay premium and accrued interest thereon, (2) fully redeem existing £80.0 million (approximately $101.6 million) senior secured notes due in April 2021 and pay accrued interest thereon, and (3) pay commissions, fees and other expenses. The transaction was treated as a debt extinguishment and related fees of approximately $9.0 million were recorded as interest expense in the Company’s consolidated statements of operations during the year ended December 31, 2019. The weighted average interest rate was 5.875% for the years ended December 31, 2019 and 2018.
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
Cabot Financial (Luxembourg) S.A. (“Cabot Financial”) has issued £512.9 million (approximately $651.3 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). The Cabot 2023 Notes mature in October 2023. Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year. The Cabot 2023 Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: CCM, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial, Marlin Intermediate Holdings plc, Cabot Securitisation UK Limited and Cabot Securitisation (UK) II Limited). The Cabot 2023 Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than CCM and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than CCM). Subject to the Intercreditor Agreement described below under “Cabot Senior Revolving Credit Facility,” the guarantees provided in respect of the Cabot 2023 Notes are pari passu with each such guarantee given in respect of the Cabot 2024 Floating Rate Notes and the Cabot Credit Facility described below.

Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Year ended December 31,
	2019	2018
Interest expense—stated coupon rate	$76,897	$84,772
Interest expense—amortization of debt discount	532	343
Interest expense—Cabot senior secured notes	$77,429	$85,115
Cabot Senior Revolving Credit Facility
Cabot Financial (UK) Limited (“Cabot Financial UK”) has an amended and restated senior secured revolving credit facility agreement (as amended and restated, the “Cabot Credit Facility”). At December 31, 2019, the Cabot Credit Facility provided for a total committed facility of £375.0 million that expires in September 2023 and included the following key provisions:
•Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.00% per annum;
•A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;
•A restrictive covenant that limits the super senior loan (i.e. the Cabot Credit Facility and any super priority hedging liabilities) to value ratio to 0.275;
•Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and
•Events of default which, upon occurrence, may permit the lenders to terminate the Cabot Credit Facility and declare all amounts outstanding to be immediately due and payable.
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
At December 31, 2019, the outstanding borrowings under the Cabot Credit Facility were £215.5 million (approximately $285.7 million). The weighted average interest rate was 3.52% and 3.73% for the years ended December 31, 2019 and 2018, respectively. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £159.5 million (approximately $211.5 million) as of December 31, 2019.
Cabot Securitisation Senior Facility
Cabot’s wholly owned subsidiary Cabot Securitisation UK Ltd (“Cabot Securitisation”) entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million, of which £300.0 million was drawn as of December 31, 2019. The Senior Facility Agreement matures in September 2023. The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was £342.2 million (approximately $453.8 million) as of December 31, 2019. Funds drawn under the Senior Facility Agreement will bear interest at a rate per annum equal to LIBOR plus a margin of 2.85%.
In November 2018, Cabot’s wholly owned subsidiary Cabot Securitisation UK II Ltd (“Cabot Securitisation II”) entered into a new non-recourse asset backed senior facility of £50.0 million, of which £50.0 million was drawn as of December 31, 2019. The senior facility matures in September 2023. The facility is secured by first ranking security interests over all of Cabot Securitisation II’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was £54.1 million (approximately $71.7 million) as of December 31, 2019. Funds drawn under this facility will bear interest at a rate per annum equal to LIBOR plus a margin of 4.075%.

At December 31, 2019, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $464.1 million). The weighted average interest rate was 3.74% and 3.46% for the year ended December 31, 2019 and 2018.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to “Note 9: Variable Interest Entities” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of December 31, 2019, the Company’s finance lease liabilities were approximately $8.1 million. Refer to “Note 12: Leases” for further details.
Maturity Schedule
The aggregate amounts of the Company’s borrowings, maturing in each of the next five years and thereafter are as follows (in thousands):

2020	$197,041
2021	900,114
2022	221,768
2023	1,669,840
2024	497,671
Thereafter	100,000
Total	$3,586,434

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
As of December 31, 2019, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets.
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
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures. Total stock-based compensation expense during the years ended December 31, 2019, 2018, and 2017 was $12.6 million, $13.0 million, and $10.4 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $1.2 million, $1.3 million, and $3.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2019, 2018 and 2017, was $0.3 million, $0.7 million and $0.5 million, respectively.
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
The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods. There were no options granted during the years ended December 31, 2019, 2018, or 2017. As of December 31, 2019, all outstanding stock options have been fully vested and all related compensation expense has been fully recognized.
A summary of the Company’s stock option activity as of December 31, 2019, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	55,766	$15.21
Exercised	(46,600)	13.84
Outstanding at December 31, 2019	9,166	$22.17	2.26	$121
Exercisable as of December 31, 2019	9,166	$22.17	2.26	$121
The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.0 million, $0.4 million and $0.8 million, respectively.
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

A summary of the Company’s performance stock option activity as of December 31, 2019, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	216,582	$31.54
Exercised	(10,952)	30.95
Cancelled/forfeited	(13,872)	30.95
Expired	(27,745)	30.95
Outstanding at December 31, 2019	164,013	$31.73	4.21	$665
Vested and expected to vest as of December 31, 2019	163,024	$31.73	4.21	$660
Exercisable as of December 31, 2019	105,696	$31.75	4.21	$427
As of December 31, 2019, there was $0.1 million of total unrecognized compensation cost related to non-vested performance stock options which is expected to be recognized over a period of approximately 0.2 years. The weighted average grant date fair value for performance stock options granted during the year ended December 31, 2017 was $31.32. No performance stock options were granted during the years ended December 31, 2019 or 2018.
Non-Vested Shares
The Company’s 2017 Plan (and previously, the 2013 Plan and 2005 Plan), permits restricted stock units, restricted stock awards, performance stock units, and performance stock awards (collectively “stock awards”). The fair value of non-vested shares with a service condition and/or a performance condition that affect vesting is equal to the closing sale price of the Company’s common stock on the grant date. Compensation cost is recognized only for the awards that ultimately vest. The Company has certain share awards that include market conditions that affect vesting. The fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For the majority of non-vested shares, shares are issued on the vesting dates net of the number of shares needed to satisfy minimal statutory tax withholding requirements. The tax obligations are then paid by the Company on behalf of the employees.
A summary of the status of the Company’s stock awards as of December 31, 2019, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	859,932	$34.43
Awarded	569,872	$32.42
Vested	(267,157)	$35.32
Cancelled	(240,117)	$32.00
Non-vested at December 31, 2019	922,530	$33.11
________________________
(1)Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2019 and 2018, the maximum number of non-vested performance shares that could vest under the provisions of the agreements was 1,171,334 and 1,218,359, respectively.
Unrecognized compensation expense related to non-vested shares as of December 31, 2019 was $13.0 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.3 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2019, 2018, and 2017 was $8.9 million, $8.8 million, and $7.8 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2019, 2018 and 2017 was $32.42, $38.52 and $33.09, respectively.

Note 11: Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
US	$144,495	$61,972	$71,794
Foreign	56,747	94,516	59,432
Total income before provision for income taxes	$201,242	$156,488	$131,226
The income tax provision on earnings from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current expense (benefit):
Federal	$(2,917)	$23,254	$9,969
State	(6,464)	2,983	(794)
Foreign	21,008	29,532	15,690
	11,627	55,769	24,865
Deferred expense (benefit):
Federal	27,640	(10,447)	16,563
State	5,535	(2,169)	784
Foreign	(12,469)	3,599	9,837
	20,706	(9,017)	27,184
Provision for income taxes	$32,333	$46,752	$52,049
The reconciliation of federal statutory income tax rate to our effective tax rate was as follows:

	Year Ended December 31,
	2019	2018	2017
Federal provision	21.0%	21.0%	35.0%
State provision	0.2%	0.1%	0.5%
Foreign rate differential(1)	(2.2)%	(11.7)%	(20.0)%
Transaction costs(2)	0.0%	1.0%	5.0%
Permanent items(3)	0.0%	1.1%	10.2%
Change in valuation allowance(4)	(0.5)%	17.7%	8.2%
IRS settlement(5)	(2.4)%	—%	—%
Other	0.0%	0.7%	0.8%
Effective rate	16.1%	29.9%	39.7%
________________________
(1)Relates primarily to the lower tax rates on the income or loss attributable to international operations.
(2)In 2018, relates primarily to transaction costs incurred in connection with the Cabot Transaction. In 2017, relates primarily to certain withdrawn IPO costs disallowed for U.K. tax purposes.
(3)Represents a provision for nondeductible items, including nondeductible interest in a foreign subsidiary and certain foreign income taxable in the U.S. under Internal Revenue Code Section 951 (Subpart F) in 2017.
(4)Net decrease in valuation allowance during 2019 is attributable to disposition of certain foreign subsidiaries with cumulative operating losses for tax purposes. In 2017 and 2018, valuation allowance net increase recorded as a result of certain foreign subsidiaries’ cumulative operating losses for tax purposes.
(5)In 2019, includes tax benefit resulting from tax accounting method change.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the year ended December 31, 2019 was immaterial.

The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2019, was approximately $151.3 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide for deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States, for which the Company does not consider under the indefinite reversal exemption, have no material undistributed earnings or outside basis differences, and therefore, no U.S. taxes have been provided.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses	$36,236	$42,013
Financing obligation	18,023	—
Accrued expenses	10,050	17,715
Difference in basis of bond and loan costs	4,194	3,728
Stock-based compensation	2,882	2,796
State taxes	1	174
Differences in income recognition related to receivable portfolios	—	13,857
Prepaid expenses	—	2,949
Other	1,821	4,825
Total deferred tax assets	73,207	88,057
Valuation allowance	(36,422)	(46,516)
Total deferred tax assets net of valuation allowance	36,785	41,541
Deferred tax liabilities:
Deferred court costs	(23,682)	(23,484)
Right-of-use asset	(14,422)	—
Difference in basis of depreciable and amortizable assets	(3,680)	(1,937)
Prepaid expenses	(628)	—
Other	(4,616)	(3,403)
Total deferred tax liabilities	(47,028)	(28,824)
Net deferred tax (liability) asset(1)	$(10,243)	$12,717
________________________
(1)The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred tax assets and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction and presented as a single amount in the statement of financial condition.
As of December 31, 2019, certain of the Company’s foreign subsidiaries have net operating loss carry forwards of approximately $238.2 million, which will begin to expire in 2024. Certain of the Company's domestic subsidiaries have state net operating losses of approximately $2.2 million, which will generally begin to expire in 2020.
Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, valuation allowances decreased to $36.4 million, as compared to $46.5 million as of December 31, 2018. The decrease was primarily related to the disposition of certain foreign entities with cumulative operating losses for tax purposes during the year ended December 31, 2019.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2016	$18,945
Increases related to current year tax positions	5,902
Decreases related to current year tax positions	(4,599)
Decreases related to settlements with taxing authorities	(228)
Balance at December 31, 2017	20,020
Increases related to prior year tax positions	256
Increases related to current year tax positions	1,958
Decrease related to expiration of statute of limitations	(3,221)
Decreases related to settlements with taxing authorities	(461)
Balance at December 31, 2018	18,552
Decreases related to prior year tax positions	(10,673)
Increases related to current year tax positions	4,442
Decrease related to expiration of statute of limitations	(2,493)
Decreases related to settlements with taxing authorities	(1,920)
Balance at December 31, 2019	$7,908
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $8.2 million, $19.9 million and $22.2 million at December 31, 2019, 2018, and 2017 respectively. At December 31, 2019, 2018 and 2017, there was $7.6 million, $13.0 million and $9.9 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2019, the decrease in the Company’s gross unrecognized tax benefit was primarily related to decreases in prior year tax positions resulting from exam resolutions. During the year ended December 31, 2018, the decrease in the Company’s gross unrecognized tax benefit was primarily related to expiration of state statute of limitations. During the year ended December 31, 2017, the increase in the Company’s gross unrecognized tax benefit was primarily related to prepaid services to be performed within three and a half months of December 31, 2017.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company recognized a benefit of approximately $2.7 million, and expense of $0.6 million and $0.8 million in interest and penalties during the years ended December 31, 2019, 2018 and 2017, respectively. Interest and penalties accrued as of December 31, 2019 and 2018 were $0.3 million and $1.4 million, respectively.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns for tax years 2012 through 2017, and the Company is no longer subject to federal tax examinations for years prior to 2018. For U.S. state tax returns, the Company is generally not subject to tax examinations for years prior to 2012. The Company is subject to the examination of its income tax returns by various taxing authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
Note 12: Leases
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
The majority of the Company’s leases are for corporate offices, various facilities and information technology equipment. The components of lease expense for the year ended December 31, 2019 were as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs(1)	$19,450
Finance lease costs
Amortization of right-of-use assets	1,825
Interest on lease liabilities	563
Total lease costs	$21,838
________________________
(1)Operating lease expenses are included in general and administrative expenses in the Company’s consolidated statements of operations. Costs include short-term and variable lease components which were not material for the period.
The following table provides supplemental consolidated statement of financial condition information related to leases as of December 31, 2019 (in thousands):

	Classification	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$75,254
Finance lease right-of-use assets	Property and equipment, net	9,133
Total lease right-of-use assets		$84,387

Liabilities
Operating lease liabilities	Other liabilities	$93,847
Finance lease liabilities	Borrowings	8,121
Total lease liabilities		$101,968
Supplemental lease information is summarized below (in thousands, except rate and lease term):

Year Ended December 31, 2019
Right-of-use assets obtained in exchange for new operating lease obligations	$123,477
Right-of-use assets obtained in exchange for new finance lease obligations	5,299
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	14,874
Finance leases - operating cash flows	295
Finance leases - financing cash flows	1,898

December 31, 2019
Weighted-average remaining lease term
Operating leases	8.1 years
Finance leases	3.1 years
Weighted-average discount rate
Operating leases(1)	5.3%
Finance leases	4.7%
________________________
(1)Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.
Minimum future payments on noncancelable leases as of December 31, 2019 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2020	$2,898	$17,898	$20,796
2021	2,736	16,845	19,581
2022	2,509	13,726	16,235
2023	597	12,534	13,131
2024	—	12,275	12,275
Thereafter	—	41,497	41,497
Total undiscounted lease payments	8,740	114,775	123,515
Less: imputed interest	(619)	(20,928)	(21,547)
Lease obligations	$8,121	$93,847	$101,968
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under the previous lease accounting standard, minimum future payments on noncancelable leases as of December 31, 2018 are summarized as follows (in thousands):

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
As of December 31, 2019, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2019, the Company had entered into agreements to purchase receivable portfolios with a face value of approximately $2.4 billion for a purchase price of approximately $298.9 million. Most purchase commitments do not extend past one year.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2019, has no liabilities recorded for these agreements.
Note 14: Segment Information
The Company conducts business through several operating segments. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. The Company determined its operating segments meet the aggregation criteria, and therefore, it has one reportable segment, portfolio purchasing and recovery, based on similarities among the operating units including economic characteristics, the nature of the services, the nature of the production process, customer types for their services, the methods used to provide their services and the nature of the regulatory environment.
The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total revenues, adjusted by net allowances(1):
United States	$817,693	$709,493	$665,564
International
Europe(2)	520,433	556,265	427,655
Other geographies	59,555	96,272	93,819
Total	$1,397,681	$1,362,030	$1,187,038
________________________
(1)Revenues are attributed to countries based on consumer location.
(2)Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

	December 31, 2019	December 31, 2018
Long-lived assets(1):
United States	$84,118	$76,791
International
United Kingdom	28,602	27,454
Other foreign countries	7,331	11,273
	35,933	38,727
Total	$120,051	$115,518
________________________
(1)Long-lived assets consist of property and equipment, net and finance leases.
Note 15: Goodwill and Identifiable Intangible Assets
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. Goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company performs its annual goodwill impairment assessment as of October 1. As of October 1, 2019, the Company had two reporting units, MCM and Cabot, that carried goodwill.
The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. The Company may proceed directly to the quantitative test without performing the qualitative test. For the goodwill impairment tests performed as of October 1, 2019, the Company performed qualitative analysis for the MCM reporting unit and proceeded directly to the quantitative test for its Cabot reporting unit.
If goodwill is quantitatively assessed for impairment and a reporting unit’s carrying value exceeds its fair value, the difference is recorded as an impairment. The Company applies various valuation techniques to measure the fair value of each reporting unit, including the income approach and the market approach. For goodwill impairment analyses, the Company uses the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments. Therefore, for the Company’s reporting units where the Company has access to reliable market participant data, the market approach is conducted in addition to the income approach in determining the fair value. The Company uses a guideline company method under the market approach to estimate the fair value of equity and the market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data or the earnings before interest, tax, depreciation and amortization (“EBITDA”) for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
Based on the annual goodwill impairment tests performed at October 1, 2019, no goodwill impairment existed at these two reporting units.
On August 15, 2019, the Company completed the sale of Baycorp. The Company concluded that the fair value of Baycorp immediately prior to the Baycorp Transaction was less than its recorded book value and, as a result, the entire goodwill balance carried at the Baycorp reporting unit of $10.7 million was impaired. The goodwill impairment is included in operating expenses in the Company’s consolidated statements of operations during the year ended December 31, 2019.
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

In December 2018, the Company completed the sale of all its interests in Refinancia S.A. and its subsidiaries (collectively, “Refinancia”) to the existing minority shareholders of Refinancia. As a result, the Company no longer consolidates Refinancia and the goodwill carried at Refinancia was eliminated from the Company’s consolidated statements of financial position.
The following table summarizes the activity in the Company’s goodwill balance, as follows (in thousands):

	2019	2018
Balance at beginning of period:	$868,126	$928,993
Goodwill adjustment	—	(2,213)
Goodwill eliminated in connection with divestiture	—	(13,347)
Goodwill impairment	(10,718)	—
Effect of foreign currency translation	26,777	(45,307)
Balance at end of period:	$884,185	$868,126
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$67,897	$(18,191)	$49,706	$73,458	$(17,025)	$56,433
Developed technologies	4,734	(4,124)	610	7,461	(6,446)	1,015
Trade name and other	6,299	(5,244)	1,055	8,346	(5,213)	3,133
Total intangible assets	$78,930	$(27,559)	$51,371	$89,265	$(28,684)	$60,581
The weighted-average useful lives of intangible assets at the time of acquisition were as follows (in years):

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	5
Trade name and other	7
The amortization expense for intangible assets subject to amortization was $7.7 million, $11.7 million, and $8.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Estimated future amortization expense related to finite-lived intangible assets at December 31, 2019 is as follows (in thousands):

2020	$7,304
2021	7,168
2022	6,573
2023	6,187
2024	6,094
Thereafter	18,045
Total	$51,371

Note 16: Quarterly Information (Unaudited)
The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2019
Gross collections	$513,853	$514,881	$499,395	$498,799
Total revenues, adjusted by net allowances	347,077	346,874	355,936	347,794
Total operating expenses	236,019	233,142	247,591	234,584
Income from continuing operations	49,442	36,822	39,413	43,232
Net income	49,442	36,822	39,413	43,232
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	49,254	36,661	38,869	43,085
Net income attributable to Encore Capital Group, Inc. stockholders	49,254	36,661	38,869	43,085
Earnings per share attributable to Encore Capital Group, Inc.:
Basic earnings per share	$1.58	$1.17	$1.24	$1.38
Diluted earnings per share	1.57	1.17	1.23	1.36

2018
Gross collections	$489,102	$496,093	$498,843	$483,582
Total revenues, adjusted by net allowances	326,788	349,747	336,774	348,721
Total operating expenses	238,336	246,314	239,246	232,834
Income from continuing operations	23,713	26,974	13,016	46,033
Net income	23,713	26,974	13,016	46,033
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	21,827	26,298	20,725	47,036
Net income attributable to Encore Capital Group, Inc. stockholders	21,827	26,298	20,725	47,036
Earnings per share attributable to Encore Capital Group, Inc.:
Basic earnings per share	$0.84	$1.01	$0.69	$1.51
Diluted earnings per share	0.83	1.00	0.69	1.50

Note 17: Subsequent Event
On February 18, 2020, Cabot Securitisation amended and restated its Senior Facility Agreement. Pursuant to the amendment and restatement of the Senior Facility Agreement, the total commitment amount was increased by £50.0 million from £300.0 million to £350.0 million, the repayment date was extended from September 15, 2023 to March 15, 2025 and SONIA (sterling overnight index average) replaced LIBOR as the reference rate. Funds drawn under the amended and restated Senior Facility Agreement bear interest at a rate per annum equal to SONIA plus a margin of 3.06% plus, for periods after March 15, 2023, a step-up margin ranging from zero to 1.00%. Cabot Securitisation has drawn down the additional £50.0 million and used the proceeds to purchase receivables from Cabot Securitisation II in order to effect the termination of the £50.0 million senior facility of Cabot Securitisation II.