Form 10-Q
period 2020-03-31
ENCORE CAPITAL GROUP INC
filed 2020-05-11
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2020
Common Stock, $0.01 par value	31,234,420 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$188,199	$192,335
Investment in receivable portfolios, net	3,166,018	3,283,984
Deferred court costs, net	—	100,172
Property and equipment, net	119,417	120,051
Other assets	302,019	329,223
Goodwill	839,301	884,185
Total assets	$4,614,954	$4,909,950
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$168,481	$223,911
Borrowings	3,404,427	3,513,197
Other liabilities	136,235	147,436
Total liabilities	3,709,143	3,884,544
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 31,234 and 31,097 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	312	311
Additional paid-in capital	222,403	222,590
Accumulated earnings	833,366	888,058
Accumulated other comprehensive loss	(153,355)	(88,766)
Total Encore Capital Group, Inc. stockholders’ equity	902,726	1,022,193
Noncontrolling interest	3,085	3,213
Total equity	905,811	1,025,406
Total liabilities and equity	$4,614,954	$4,909,950
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

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$90	$34
Investment in receivable portfolios, net	478,613	539,596
Other assets	4,645	4,759
Liabilities
Borrowings	$435,099	$464,092
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Revenue from receivable portfolios	$357,365	$311,158
Changes in expected current and future recoveries	(98,661)	—
Servicing revenue	28,680	34,023
Other revenues	1,697	529
Total revenues	289,081	345,710
Allowance reversals on receivable portfolios, net		1,367
Total revenues, adjusted by net allowances		347,077
Operating expenses
Salaries and employee benefits	93,098	91,834
Cost of legal collections	66,279	49,027
Other operating expenses	27,164	29,614
Collection agency commissions	13,176	16,002
General and administrative expenses	31,877	39,547
Depreciation and amortization	10,285	9,995
Total operating expenses	241,879	236,019
Income from operations	47,202	111,058
Other (expense) income
Interest expense	(54,662)	(54,967)
Other income (expense)	1,439	(2,976)
Total other expense	(53,223)	(57,943)
(Loss) income before income taxes	(6,021)	53,115
Provision for income taxes	(4,558)	(3,673)
Net (loss) income	(10,579)	49,442
Net loss (income) attributable to noncontrolling interest	125	(188)
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(10,454)	$49,254

(Loss) earnings per share attributable to Encore Capital Group, Inc.:
Basic	$(0.33)	$1.58
Diluted	$(0.33)	$1.57

Weighted average shares outstanding:
Basic	31,308	31,201
Diluted	31,308	31,359
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(10,579)	$49,442
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on derivative instruments:
Unrealized loss on derivative instruments	(5,051)	(2,202)
Income tax effect	1,497	172
Unrealized loss on derivative instruments, net of tax	(3,554)	(2,030)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(61,038)	7,580
Other comprehensive (loss) income, net of tax	(64,592)	5,550
Comprehensive (loss) income	(75,171)	54,992
Comprehensive loss (income) attributable to noncontrolling interest:
Net loss (income) attributable to noncontrolling interest	125	(188)
Unrealized loss (gain) on foreign currency translation	3	(427)
Comprehensive loss (income) attributable to noncontrolling interest	128	(615)
Comprehensive (loss) income attributable to Encore Capital Group, Inc. stockholders	$(75,043)	$54,377
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Balance as of January 1, 2020	31,097	311	222,590	843,820	(88,766)	3,213	981,168
Net loss	—	—	—	(10,454)	—	(125)	(10,579)
Other comprehensive loss, net of tax	—	—	—	—	(64,589)	(3)	(64,592)
Issuance of share-based awards, net of shares withheld for employee taxes	137	1	(4,714)	—	—	—	(4,713)
Stock-based compensation	—	—	4,527	—	—	—	4,527
Balance as of March 31, 2020	31,234	$312	$222,403	$833,366	$(153,355)	$3,085	$905,811

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
Net income	—	—	—	49,254	—	188	49,442
Other comprehensive income, net of tax	—	—	—	—	5,123	427	5,550
Issuance of share-based awards, net of shares withheld for employee taxes	83	1	(1,950)	—	—	—	(1,949)
Stock-based compensation	—	—	1,826	—	—	—	1,826
Balance as of March 31, 2019	30,967	$310	$208,374	$769,443	$(105,864)	$2,294	$874,557
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(10,579)	$49,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,285	9,995
Other non-cash interest expense, net	5,909	6,629
Stock-based compensation expense	4,527	1,826
Deferred income taxes	(12,030)	19,682
Changes in expected current and future recoveries	98,661	—
Allowance reversals on receivable portfolios, net	—	(1,367)
Other, net	2,161	4,081
Changes in operating assets and liabilities
Deferred court costs and other assets	3,377	18,725
Prepaid income tax and income taxes payable	14,970	(30,247)
Accounts payable, accrued liabilities and other liabilities	(46,476)	(67,775)
Net cash provided by operating activities	70,805	10,991
Investing activities:
Purchases of receivable portfolios, net of put-backs	(209,045)	(258,635)
Collections applied to investment in receivable portfolios, net	169,914	202,695
Purchases of property and equipment	(7,538)	(10,227)
Other, net	3,414	(3,347)
Net cash used in investing activities	(43,255)	(69,514)
Financing activities:
Proceeds from credit facilities	171,880	196,263
Repayment of credit facilities	(167,221)	(119,854)
Repayment of senior secured notes	(16,250)	—
Other, net	(10,171)	(4,862)
Net cash (used in) provided by financing activities	(21,762)	71,547
Net increase in cash and cash equivalents	5,788	13,024
Effect of exchange rate changes on cash and cash equivalents	(9,924)	(3,346)
Cash and cash equivalents, beginning of period	192,335	157,418
Cash and cash equivalents, end of period	$188,199	$167,096

Supplemental disclosure of cash information:
Cash paid for interest	$60,495	$62,135
Cash paid for taxes, net of refunds	766	15,003

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
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”), the Company is a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates (collectively, “Cabot”), the Company is one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. These are the Company’s primary operations.
The Company also has investments and operations in Latin America and Asia-Pacific, which the Company refers to as “LAAP.” In August 2019, the Company completed the sale of Baycorp, which represented the Company’s investments and operations in Australia and New Zealand and was a component of LAAP.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 outbreak and resulting containment measures implemented by governments around the world, as well as increased business uncertainty, are having an adverse impact on the Company’s ability to collect and are expected to delay a portion of its near-term expected cash collections on purchased receivable portfolios. The resulting impact on expected recoveries has impacted our financial results. We may also incur increased costs or other adverse changes to our business, but such potential impacts are unknown at this time.
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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. The inputs into the judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could materially differ from those estimates.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with GAAP and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates variable interest entities for which it is the primary beneficiary. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (2) either the obligation to absorb losses or the right to receive benefits. Refer to “Note 9: Variable Interest Entities”, for further details. All intercompany transactions and balances have been eliminated in consolidation.

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
Recently Adopted Accounting Pronouncement
On January 1, 2020, the Company adopted the new accounting standard for Financial Instruments - Credit Losses (“CECL”). CECL introduces a new impairment approach for credit loss recognition based on current expected lifetime losses rather than incurred losses. CECL applies to all financial assets carried at amortized costs, including the Company’s investment in receivable portfolios, which are defined as purchased credit deteriorated (“PCD”) financial assets under CECL. The adoption of CECL represents a significant change from the previous U.S. GAAP guidance relating to purchased credit impaired assets and resulted in changes to the Company’s accounting for its investment in receivable portfolios and the related income from the receivable portfolios.
As part of the adoption of CECL, the Company changed its accounting methodology for its court costs spent in its legal collection channel effective January 1, 2020. Previously, the Company capitalized its upfront court costs spent in its consolidated financial statements (“Deferred Court Costs”) and provided a reserve for those costs that it believed would ultimately be uncollectible. Effective January 1, 2020, the Company expenses all of its court costs as incurred. All expected cash flows, including all the expected collections from the legal channel, are included in the measurement of the negative allowance, or investment in receivable portfolios, at a discounted value. Upon transition, an adjustment was made to retained earnings to reflect the net change from an undiscounted to discounted value prior to writing-off uncollectible receivables and establishing a balance for discounted value of future recoveries of amounts expected to be collected.
The Company has not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The following table summarizes the cumulative effects of adopting the CECL guidance on the Company’s consolidated statements of financial condition at January 1, 2020 (in thousands):

	Balance as of December 31, 2019	Adjustment	Opening Balance as of January 1, 2020
Assets
Investment in receivable portfolios, net	$3,283,984	$44,166	$3,328,150
Deferred court costs, net	100,172	(100,172)	—
Liabilities
Other liabilities (for deferred tax liabilities)	147,436	(11,768)	135,668
Equity
Accumulated earnings	888,058	(44,238)	843,820
Recent Accounting Pronouncements Not Yet Effective
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on our consolidated financial statements.
With the exception of the updated standard discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
Accounting Policy Update
As a result of the adoption of CECL, the Company revised its following accounting policies effective January 1, 2020:
Investment in Receivable Portfolios
The Company purchases portfolios of loans that have experienced significant deterioration of credit quality since origination from banks and other financial institutions. These financial assets are defined as PCD assets under CECL. Under the PCD accounting model, the purchased assets are grossed-up to their face value with an offsetting allowance and noncredit discount allocated to the individual receivables as the unit of account is at the individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company applies its charge-off policy and fully writes-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which ultimately equals the amount paid for a portfolio purchase and presented as “Investment in receivable portfolios, net” in the Company’s consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. The amount of the negative allowance (i.e., investment in receivable portfolios) will not exceed the total amortized cost basis of the loans written-off.
Receivable portfolio purchases are aggregated into pools based on similar risk characteristics. Examples of risk characteristics include financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic location. Once a pool is established, the portfolios will remain in the designated pool unless the underlying risk characteristics change. The purchase EIR of a pool will not change over the life of the pool even if expected future cash flows change.
Revenue is recognized for each static pool over the economic life of the pool. The Company continues to evaluate the reasonable economic life of a pool in each reporting period. Revenue primarily includes two components: (1) accretion of the discount on the negative allowance due to the passage of time, and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries.
The Company elected not to maintain its previously formed pool groups with amortized costs at transition. Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to the transition. The Company did not establish a negative allowance from ZBA pools as the Company elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of its legacy pools. All subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in revenue from receivable portfolios in the Company’s consolidated statements of operations. See “Note 5: Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.
Deferred Court Costs
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections, the Company is required to pay certain upfront costs to the applicable courts that are recoverable from the consumer. Effective January 1, 2020, the Company expenses all of its court costs as incurred and no longer capitalizes such costs as Deferred Court Costs. All expected cash flows, including all the expected collections from the legal channel, are included in the measurement of the negative allowance, or investment in receivable portfolios, at a discounted value.

Note 2: (Loss) Earnings Per Share
Basic (loss) earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible and exchangeable senior notes, if applicable. In computing the diluted net loss per share for the three months ended March 31, 2020, dilutive potential common shares are excluded from the diluted loss per share calculation because of their anti-dilutive effect.
A reconciliation of shares used in calculating (loss) earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(10,454)	$49,254

Total weighted-average basic shares outstanding	31,308	31,201
Dilutive effect of stock-based awards	—	158
Total weighted-average dilutive shares outstanding	31,308	31,359

Basic (loss) earnings per share	$(0.33)	$1.58
Diluted (loss) earnings per share	$(0.33)	$1.57
Anti-dilutive employee stock options outstanding were approximately 13,000 and 217,000 for the three months ended March 31, 2020 and 2019, respectively.
Note 3: Fair Value Measurements
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$2,150	$—	$2,150
Liabilities
Foreign currency exchange contracts	—	(2,177)	—	(2,177)
Interest rate swap agreements	—	(14,735)	—	(14,735)
Contingent consideration	—	—	(27)	(27)

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,473	$—	$1,473
Interest rate cap contracts	—	2,460	—	2,460
Liabilities
Interest rate swap agreements	—	(9,116)	—	(9,116)
Contingent consideration	—	—	(66)	(66)
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
The following table provides a roll-forward of the fair value of contingent consideration for the three months ended March 31, 2020 and year ended December 31, 2019 (in thousands):

Amount
Balance as of December 31, 2018	$6,198
Change in fair value of contingent consideration	(2,300)
Payment of contingent consideration	(3,686)
Effect of foreign currency translation	(146)
Balance as of December 31, 2019	66
Payment of contingent consideration	(35)
Effect of foreign currency translation	(4)
Balance as of March 31, 2020	$27
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 3 measurements. The fair value estimate of the assets held for sale was approximately $42.9 million and $46.7 million as of March 31, 2020 and December 31, 2019, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,166,018	$3,547,965	$3,283,984	$3,464,050
Deferred court costs	—	—	100,172	100,172
Financial Liabilities
Encore convertible notes and exchangeable notes(1)	645,591	567,691	642,547	693,708
Cabot senior secured notes(2)	1,077,548	996,060	1,127,435	1,170,945
_______________________
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
Deferred Court Costs:
Effective January 1, 2020, the Company no longer carries Deferred Court Costs as a result of its change in accounting policy. The fair value estimate for Deferred Court Costs as of December 31, 2019 involved Level 3 inputs as there was little observable market data available and management was required to use significant judgment in its estimates.
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

The following table summarizes the fair value of derivative instruments as included in the Company’s consolidated statements of financial condition (in thousands):

	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$2,150	Other assets	$2,460
Foreign currency exchange contracts	Other liabilities	(134)	Other assets	443
Interest rate swap agreements	Other liabilities	(14,735)	Other liabilities	(9,116)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	(2,043)	Other assets	1,030
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
As of March 31, 2020, the total notional amount of the forward contracts that were designated as cash flow hedging instruments was $6.3 million. The Company estimates that approximately $0.1 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2020 and 2019.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. In accordance with authoritative guidance relating to derivatives and hedging transactions, the Company designates its interest rate swap instruments as cash flow hedges. As of March 31, 2020, there were four interest rate swap agreements outstanding with a total notional amount of $327.9 million.
Previously, the Company held two interest rate cap contracts that matured in 2021 (the “2018 Caps”) which hedged the risk of GBP-LIBOR interest rate fluctuations for interest payments of Cabot Securitisation’s senior facility agreement. As part of the amended and restated senior facility agreement as described in “Note 8: Borrowings”, the Company settled the 2018 Caps and ceased the hedge relationship which resulted in the reclassification of the associated other comprehensive loss balance to interest expense for approximately $2.5 million during the three months ended March 31, 2020.
As of March 31, 2020, the Company held two interest rate cap contracts with a notional amount of approximately $876.4 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR for the Cabot 2024 Floating Rate Notes (“2019 Cap”) has a notional amount of €400.0 million (approximately $435.1 million) and matures in 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) for the Cabot Securitisation UK Ltd senior facility agreement (“2020 Cap”) has a notional amount of £350.0 million (approximately $441.3 million) and matures in 2023. The 2019 Cap is structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months EURIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. The 2020 Cap is also structured as a series of Caplets such that if exercised, the Company will receive a payment equal to SONIA on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent SONIA or EURIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2020 Cap as cash flow hedge instruments.

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated statements of operations (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
Foreign currency exchange contracts	$(389)	$935	Salaries and employee benefits	$127	$(95)
Foreign currency exchange contracts	(45)	(78)	General and administrative expenses	17	(84)
Interest rate swap agreements	(6,707)	(2,086)	Interest expense	(1,088)	(420)
Interest rate cap contracts	(1,396)	(1,572)	Interest expense	(2,542)	—
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
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments in the Company’s consolidated statements of operations (in thousands):

		Amount of Gain Recognized in Income (Loss)
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income (Loss) on Derivative	2020	2019
Foreign currency exchange contracts	Other income (expense)	$1,943	$—

Note 5: Investment in Receivable Portfolios, Net
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies”, effective January 1, 2020, the Company accounts for its investment in receivable portfolios as PCD assets under CECL and changed its accounting policy for reimbursable court costs. As a result, the Company wrote-off the previous Deferred Court Costs balance that represented an undiscounted value of recoverable historic spend as a result of a loss-rate methodology, and established a discounted value of expected future recoveries of these reimbursable court costs, which is included in the beginning balance of the investment in receivable portfolios.
The table below illustrates the Company’s transition approach for its investment in receivable portfolios as of January 1, 2020 (in thousands):

Amount
Investment in receivable portfolios prior to transition	$3,283,984
Initial transitioned deferred court costs	44,166
3,328,150
Allowance for credit losses	79,028,043
Amortized cost	82,356,193
Noncredit discount	132,533,142
Face value	214,889,335
Write-off of amortized cost	(82,356,193)
Write-off of noncredit discount	(132,533,142)
Negative allowance	3,328,150
Initial negative allowance from transition	$3,328,150

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Purchase price	$214,113
Allowance for credit losses	521,194
Amortized cost	735,307
Noncredit discount	967,715
Face value	1,703,022
Write-off of amortized cost	(735,307)
Write-off of noncredit discount	(967,715)
Negative allowance	214,113
Negative allowance for expected recoveries - current period purchases	$214,113
The following table summarize the changes in the balance of the investment in receivable portfolios during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$3,328,150	$3,137,893
Purchases of receivable portfolios	214,113	262,335
Put-backs and Recalls	(5,068)	(3,700)
Transfers to assets held for sale	(1,531)	(3,589)
Cash collections	(527,279)	(513,853)
Revenue from receivable portfolios	357,365	311,158
Changes to expected current period recoveries	10,315	—
Changes to expected future period recoveries	(108,976)	—
Portfolios allowance reversal, net	—	1,367
Foreign currency adjustments	(101,071)	19,976
Balance, end of period	$3,166,018	$3,211,587
Revenue as a percentage of collections	67.8%	60.6%
During the three months ended March 31, 2020, the Company reassessed its future forecasts of expected recoveries of receivable portfolios based on its best estimate of the potential impact arising from the COVID-19 pandemic. The updated forecasts changed the timing of future recoveries by reducing the forecasted cash flows in 2020. The majority of the shortfall in near-term cash flows is expected to be recovered in 2021 and most of the rest of the shortfall is expected to be recovered in subsequent periods. As a result, the change in the total amount of estimated remaining collections (“ERC”) was negligible. The delay in expected future cash flows, when discounted to present-value, resulted in a provision for credit loss adjustment of approximately $109.0 million during the three months ended March 31, 2020. The circumstances around this pandemic are evolving rapidly and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to monitor the COVID-19 situation closely and update its assumptions accordingly.
Accretable yield represented the amount of revenue on purchased receivable portfolios the Company expects to recognize over the remaining life of its existing portfolios. The following table summarizes the change in accretable yield under the previous accounting guidance during the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Balance as of beginning of period	$4,026,206
Revenue from receivable portfolios	(311,158)
Allowance reversals on receivable portfolios, net	(1,367)
Additions on existing portfolios, net	38,313
Additions for current purchases	285,637
Effect of foreign currency translation	26,461
Balance as of end of period	$4,064,092
The following table summarizes the change in the valuation allowance for investment in receivable portfolios as accounted for under the previous accounting guidance during the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Balance as of beginning of period	$60,631
Provision for portfolio allowances	2,626
Reversal of prior allowances	(3,993)
Effect of foreign currency translation	164
Balance as of end of period	$59,428

Note 6: Deferred Court Costs, Net
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies”, effective January 1, 2020 and as part of the adoption of CECL, the Company changed its method of accounting for court costs spent in its legal collection channel. The Company now expenses all of its court costs as incurred and includes all expected recoveries, including the recoveries from the legal channel, in the measurement of the investment in receivable portfolios at a discounted value. As a result, the Company no longer carries Deferred Court Costs.
Net deferred court costs under the previous accounting method consisted of the following as of the date presented (in thousands):

December 31, 2019
Court costs advanced	$891,207
Court costs recovered	(369,043)
Court costs reserve	(421,992)
Deferred court costs, net	$100,172
A roll-forward of the Company’s court cost reserve as accounted for under the previous accounting method is as follows (in thousands):

Three Months Ended March 31, 2019
Balance at beginning of period	$(396,460)
Provision for court costs	(15,713)
Charge-offs	13,779
Effect of foreign currency translation	(1,597)
Balance at end of period	$(399,991)

Note 7: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use asset	$74,113	$75,254
Identifiable intangible assets, net	46,371	51,371
Assets held for sale	42,947	46,717
Deferred tax assets	26,291	24,134
Service fee receivables	22,786	27,705
Prepaid expenses	22,191	22,272
Other financial receivables	16,213	17,308
Other	51,107	64,462
Total	$302,019	$329,223

Note 8: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of March 31, 2020. The components of the Company’s consolidated borrowings were as follows (in thousands):

	March 31, 2020	December 31, 2019
Encore revolving credit facility	$528,000	$492,000
Encore term loan facility	167,855	171,677
Encore senior secured notes	292,500	308,750
Encore convertible notes and exchangeable notes	672,855	672,855
Less: debt discount	(27,264)	(30,308)
Cabot senior secured notes	1,078,965	1,129,039
Less: debt discount	(1,417)	(1,604)
Cabot senior revolving credit facility	241,170	285,749
Cabot securitisation senior facilities	435,099	464,092
Other	47,924	54,151
Finance lease liabilities	8,642	8,121
	3,444,329	3,554,522
Less: debt issuance costs, net of amortization	(39,902)	(41,325)
Total	$3,404,427	$3,513,197
Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The total commitment for the Revolving Credit Facility is $884.2 million that matures in December 2021. The Term Loan Facility matures in December 2021 and the principal amortizes $15.3 million in 2020 with the remaining principal due in 2021.

Provisions of the Restated Credit Agreement as of March 31, 2020 include, but are not limited to:
•A Revolving Credit Facility with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the cash flow leverage ratio of Encore and its restricted subsidiaries as defined in the Restated Credit Agreement; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries. “Alternate base rate,” as defined in the Restated Credit Agreement, means the highest of (a) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (b) the federal funds effective rate from time to time, plus 0.5% per annum, (c) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum and (d) zero;
•A Term Loan Facility with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the cash flow leverage ratio of Encore and its restricted subsidiaries;
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
•Repurchases of up to $150.0 million of Encore’s common stock and permitted indebtedness after July 9, 2015, subject to compliance with certain covenants and available borrowing capacity;
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
As of March 31, 2020, the outstanding balance under the Revolving Credit Facility was $528.0 million, which bore a weighted average interest rate of 4.58% and 5.50% for the three months ended March 31, 2020 and 2019, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $356.2 million as of March 31, 2020. As of March 31, 2020, the outstanding balance under the Term Loan Facility was $167.9 million.
Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019, require quarterly principal payments of $16.3 million. As of March 31, 2020, $292.5 million of the Senior Secured Notes remained outstanding.
The covenants and material terms in the purchase agreement for the Senior Secured Notes are substantially similar to those in the Restated Credit Agreement.

Encore Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	March 31, 2020	December 31, 2019	Maturity date	Interest rate
2020 Convertible Notes	$89,355	$89,355	Jul 1, 2020	3.000%
2021 Convertible Notes	161,000	161,000	Mar 15, 2021	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	3.250%
Exchangeable Notes	172,500	172,500	Sep 1, 2023	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	3.250%
	$672,855	$672,855
The Exchangeable Notes were issued by Encore Capital Europe Finance Limited (“Encore Finance”), a 100% owned finance subsidiary of Encore, and are fully and unconditionally guaranteed by Encore. Unless otherwise indicated in connection with a particular offering of debt securities, Encore will fully and unconditionally guarantee any debt securities issued by Encore Finance. Amounts related to Encore Finance are included in the consolidated financial statements of Encore subsequent to April 30, 2018, the date of the incorporation of Encore Finance.
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of March 31, 2020 are listed below:

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
________________________
(1)The Company used a portion of the net proceeds from the issuance of the 2025 Convertible Notes to repurchase approximately $83.1 million aggregate principal amount of its 2020 Convertible Notes. As a result, the remaining principal amount of the 2020 Convertible Notes was $89.4 million as of March 31, 2020.
The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	March 31, 2020	December 31, 2019
Liability component—principal amount	$672,855	$672,855
Unamortized debt discount	(27,264)	(30,308)
Liability component—net carrying amount	$645,591	$642,547
Equity component	$83,127	$83,127
The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense—stated coupon rate	$5,799	$5,337
Interest expense—amortization of debt discount	3,044	3,121
Interest expense—Convertible Notes and Exchangeable Notes	$8,843	$8,458
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
The details of the hedge program are listed below (in thousands, except conversion price):

	2020 Convertible Notes	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$18,113	$19,545	$17,785
Initial conversion or exchange price	$45.72	$59.39	$44.62
Effective conversion or exchange price	$61.55	$83.14	$62.48

Cabot Senior Secured Notes
The following table provides a summary of the Cabot senior secured notes ($ in thousands):

	March 31, 2020	December 31, 2019	Maturity date	Interest rate
Floating rate senior secured notes due 2024	$441,336	$448,921	Jun 1, 2024	EURIBOR +6.375%
Senior secured notes due 2023	637,629	680,118	Oct 1, 2023	7.500%
	$1,078,965	$1,129,039
Interest expense related to the Cabot senior secured notes was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense—stated coupon rate	$19,417	$19,394
Interest expense—amortization of debt discount	85	202
Interest expense—Cabot senior secured notes	$19,502	$19,596
Cabot Senior Revolving Credit Facility
Cabot Financial (UK) Limited (“Cabot Financial UK”) has an amended and restated senior secured revolving credit facility agreement (as amended and restated, the “Cabot Credit Facility”). As of March 31, 2020, the Cabot Credit Facility provided for a total committed facility of £375.0 million that expires in September 2023 and included the following key provisions:
•Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.00% per annum;
•A restrictive covenant that limits the loan to value ratio to 0.75 in the event that the Cabot Credit Facility is more than 20% utilized;
•A restrictive covenant that limits the super senior loan (i.e., the Cabot Credit Facility and any super priority hedging liabilities) to value ratio to 0.275; and
•Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens.
As of March 31, 2020, the outstanding borrowings under the Cabot Credit Facility were £194.0 million (approximately $241.2 million). The weighted average interest rate was 3.55% and 3.37% for the three months ended March 31, 2020 and 2019, respectively. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £181.0 million (approximately $225.0 million) as of March 31, 2020.
Cabot Securitisation Senior Facility
Cabot’s wholly owned subsidiary Cabot Securitisation UK Ltd (“Cabot Securitisation”) entered into a senior facility agreement (the “Senior Facility Agreement”) for a committed amount of £300.0 million. In November 2018, Cabot’s wholly owned subsidiary Cabot Securitisation UK II Ltd (“Cabot Securitisation II”) entered into a non-recourse asset backed senior facility of £50.0 million.
On February 18, 2020, Cabot Securitisation amended and restated its Senior Facility Agreement. Pursuant to the amendment and restatement of the Senior Facility Agreement, the total commitment amount was increased by £50.0 million from £300.0 million to £350.0 million, the repayment date was extended from September 15, 2023 to March 15, 2025 and SONIA replaced LIBOR as the reference rate. Funds drawn under the amended and restated Senior Facility Agreement bear interest at a rate per annum equal to SONIA plus a margin of 3.06% plus, for periods after March 15, 2023, a step-up margin ranging from zero to 1.00%. Cabot Securitisation has drawn down the additional £50.0 million and used the proceeds to purchase receivables from Cabot Securitisation II in order to effect the termination of the £50.0 million senior facility of Cabot Securitisation II.
As of March 31, 2020, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $435.1 million). The obligations of Cabot Securitisation under the Senior Facility Agreement are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £377.6 million (approximately

$469.4 million) as of March 31, 2020. The weighted average interest rate was 3.52% and 3.76% for the three months ended March 31, 2020 and 2019 respectively.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to “Note 9: Variable Interest Entities”, for further details.
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
As of March 31, 2020, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 10: Income Taxes
The Company recorded income tax expense of $4.6 million on consolidated loss before income taxes of $6.0 million during the three months ended March 31, 2020 and income tax expense of $3.7 million on consolidated income before income taxes of $53.1 million during the three months ended March 31, 2019. The income tax expense for the three months ended March 31, 2020 was primarily attributable to the recording of valuation allowances in certain foreign jurisdictions that incurred pre-tax losses. The income tax expense for the three months ended March 31, 2019 included a tax benefit of approximately $9.1 million related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service during the period.

The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2020	2019
Federal provision	21.0%	21.0%
State provision	(15.6)%	2.5%
Foreign income taxed at different rates(1)	(3.2)%	(0.9)%
Change in valuation allowance(2)	(66.5)%	1.9%
Change in tax accounting method(3)	—%	(17.1)%
Foreign currency remeasurement	(6.4)%	0.2%
Permanent items(4)	(1.7)%	0.1%
Other	(3.3)%	(0.8)%
Effective tax rate	(75.7)%	6.9%
________________________
(1)Relates primarily to the lower tax rates on the income or loss attributable to international operations.
(2)Change in valuation allowance during 2020, recognized in the period under the discrete method, is attributable to losses incurred at certain foreign subsidiaries with cumulative operating losses for tax purposes.
(3)In 2019, includes tax benefit resulting from tax accounting method change.
(4)Represents a provision for nondeductible expenses
The Company utilized the discrete effective tax rate method (“discrete method”) for recording income taxes for the three months ended March 31, 2020. The Company believes the use of the discrete method is more appropriate than the application of the estimated annual effective tax rate (“AETR”) method due to uncertainty in estimating annual pre-tax earnings primarily due to the ongoing COVID-19 pandemic. The Company will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2020 and 2019, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $8.2 million as of March 31, 2020. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.6 million as of March 31, 2020. There was no material change in gross unrecognized tax benefits from December 31, 2019.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of March 31, 2020 was approximately $117.1 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which the Company does not consider under the indefinite reversal exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including modifications to the limitation on business interest expense and net operating loss regulations, and provides for a payment delay of employer payroll taxes and income taxes. The CARES Act did not have a material impact on the Company’s effective tax rate or income tax provision for the three months ended March 31, 2020.
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
As of March 31, 2020, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2020, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2020, the Company had entered into agreements to purchase receivable portfolios with a face value of approximately $3.0 billion for a purchase price of approximately $378.4 million.
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
The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenues(1):
United States	$208,218	$189,372
International
Europe(2)	75,965	135,276
Other geographies	4,898	22,429
	80,863	157,705
Total	$289,081	$347,077
________________________
(1)Total revenues for periods in 2019 are adjusted by net allowances. Total revenues are attributed to countries based on consumer location.
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
The Company performs its annual goodwill impairment testing in the fourth quarter of each year. During the 2019 impairment testing, both of the two reporting units had fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test. The Company determined that it was not more likely than not that the fair value of each of the reporting units was less than its respective carrying value as of March 31, 2020. Therefore, an interim quantitative impairment test was not performed.
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
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$884,185	$868,126
Effect of foreign currency translation	(44,884)	14,758
Balance, end of period	$839,301	$882,884
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$60,718	$(15,565)	$45,153	$67,897	$(18,191)	$49,706
Developed technologies	4,257	(3,744)	513	4,734	(4,124)	610
Trade name and other	5,248	(4,543)	705	6,299	(5,244)	1,055
Total intangible assets	$70,223	$(23,852)	$46,371	$78,930	$(27,559)	$51,371

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs or plans or the impacts of COVID-19, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A—Risk Factors” and those set forth in “Part II, Item 1A, Risk Factors” of this Quarterly Report could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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
Cabot (Europe)
Through Cabot we are one of the largest credit management services providers in Europe and a market leader in the United Kingdom and Ireland. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), and contingent collections, including through Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company.
LAAP (Latin America and Asia-Pacific)
We have purchased non-performing loans in Colombia, Peru, Mexico and Brazil (which was sold in April 2020). Additionally, we have invested in Encore Asset Reconstruction Company (“EARC”) in India.
To date, operating results from LAAP have not been significant to our total consolidated operating results. Our long-term growth strategy is focused on continuing to invest in our core portfolio purchasing and recovery business in the United States and United Kingdom and strengthening and developing our business in the rest of Europe.

Recent Developments
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns (including court closures in certain jurisdictions). While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations for an indefinite period of time.
Although such disruptions did not have a material effect on our day-to-day operations for the first quarter of 2020, they are having an adverse impact on our ability to collect and are expected to delay a portion of our near-term collections on purchased receivable portfolios. Therefore, in accordance with the new accounting standard for Financial Instruments - Credit Losses (“CECL”), we have updated our expectations of timing of future collections primarily as a result of COVID-19, the financial impact of which materially impacted our results of operations.
Government Regulation
There have been various governmental actions taken, or proposed, in response to the COVID-19 pandemic, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. In addition, in certain jurisdictions courts have closed and/or government actions have affected the litigation process. Government actions have not been consistent across jurisdictions and the efficacy and ultimate effect of such actions is not known. We continue to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
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
We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our domestic business. These methods and models allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or strategies and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Industry delinquency and charge-off rates have continued to increase, creating higher volumes of charged-off accounts that are sold. In addition, issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Meanwhile pricing in the first quarter remained favorable. In addition to selling a higher volume of charged-off accounts, issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of COVID-19 on pricing and supply as well as collections and cost-to-collect.
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
Cabot (Europe)
The U.K. market for charged-off portfolios has generally provided a relatively consistent pipeline of opportunities over the past few years, despite an ongoing historic low level of charge-off rates, as creditors have embedded debt sales as an integral part of their business models and consumer indebtedness has continued to grow since the financial crisis.
The Spanish debt market continues to be one of the largest in Europe with a significant amount of debt to be sold and serviced. In particular, we anticipate strong debt purchasing and servicing opportunities in the secured and small and medium enterprise asset classes given the backlog of non-performing debt that has accumulated in these sectors. Additionally, financial institutions continue to experience both market and regulatory pressure to dispose of non-performing loans, which should further increase debt purchasing opportunities in Spain.
Across all of our European markets, we are closely monitoring the impacts of COVID-19 on pricing and supply of portfolios to purchase. Due to the COVID-19 pandemic, banks have paused portfolio sales to address customers’ needs. As a result, we expect a lower level of supply available for purchase in the near-term.
Purchased Receivables by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
MCM (United States)	$185,252	$174,227
Cabot (Europe)	28,861	83,640
Other geographies	—	4,468
Total purchases	$214,113	$262,335
During the three months ended March 31, 2020, we invested $214.1 million to acquire receivable portfolios, with face values aggregating $1.7 billion, for an average purchase price of 12.6% of face value. The amount invested in receivable portfolios decreased $48.2 million, or 18.4%, compared with the $262.3 million invested during the three months ended March 31, 2019, to acquire receivable portfolios with face values aggregating $1.7 billion, for an average purchase price of 15.1% of face value.
In the United States, capital deployment increased during the three months ended March 31, 2020, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods.

In Europe, capital deployment during the three months ended March 31, 2020 decreased as compared to the corresponding periods in the prior year. The decreases were primarily the result of a relatively limited supply of portfolios in the quarter and a continuation of our selective purchasing process in conjunction with a plan to reduce European debt leverage over time.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our purchased receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. The collection agencies channel also includes collections on accounts purchased where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels. The following table summarizes the total collections from receivable portfolios by collection channel and geographic area (in thousands):

	Three Months Ended March 31,
	2020	2019
MCM (United States):
Call center and digital collections	$214,238	$185,255
Legal collections	158,026	141,036
Collection agencies	2,465	3,303
Subtotal	374,729	329,594
Cabot (Europe):
Call center and digital collections	63,789	62,665
Legal collections	42,900	50,658
Collection agencies	37,414	47,477
Subtotal	144,103	160,800
Other geographies:
Call center and digital collections	—	10,200
Legal collections	—	1,530
Collection agencies	8,447	11,729
Subtotal	8,447	23,459
Total collections from purchased receivables	$527,279	$513,853

Gross collections from purchased receivables increased by $13.4 million, or 2.6%, to $527.3 million during the three months ended March 31, 2020, from $513.9 million during the three months ended March 31, 2019. The increase of gross collections was attributable to increased collections in the United States, offset by decreases in collections in Europe and other geographies.
The increase of collections from purchased receivables in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. Our consumer centric collection approach and our capacity buildup are driving a higher proportion of call center collections compared to legal collections in the United States.
The decrease in collections from purchased receivables in Europe was primarily due to a reduced level of capital deployment in recent periods in conjunction with our plan to reduce European debt leverage over time, the impacts of COVID-19, and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
The decrease in collections from purchased receivables in other geographies was primarily due to the sale of our wholly-owned subsidiary Baycorp in August 2019.

COVID-19 and the resulting containment measures, including impacts to the legal collections process, negatively affected collections beginning in late March 2020 and could continue to affect collections and related costs depending on the duration and severity of the resulting containment measures.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2020		2019
Revenues
Revenue from receivable portfolios	$357,365	123.6%	$311,158	89.7%
Changes in expected current and future recoveries	(98,661)	(34.1)%	—	—%
Servicing revenue	28,680	9.9%	34,023	9.8%
Other revenues	1,697	0.6%	529	0.1%
Total revenues	289,081	100.0%	345,710	99.6%
Allowance reversals on receivable portfolios, net			1,367	0.4%
Total revenues, adjusted by net allowances			347,077	100.0%
Operating expenses
Salaries and employee benefits	93,098	32.2%	91,834	26.5%
Cost of legal collections	66,279	22.9%	49,027	14.1%
Other operating expenses	27,164	9.4%	29,614	8.5%
Collection agency commissions	13,176	4.6%	16,002	4.6%
General and administrative expenses	31,877	11.0%	39,547	11.4%
Depreciation and amortization	10,285	3.6%	9,995	2.9%
Total operating expenses	241,879	83.7%	236,019	68.0%
Income from operations	47,202	16.3%	111,058	32.0%
Other expense
Interest expense	(54,662)	(18.9)%	(54,967)	(15.8)%
Other income (expense)	1,439	0.5%	(2,976)	(0.9)%
Total other expense	(53,223)	(18.4)%	(57,943)	(16.7)%
(Loss) income before income taxes	(6,021)	(2.1)%	53,115	15.3%
Provision for income taxes	(4,558)	(1.6)%	(3,673)	(1.1)%
Net (loss) income	(10,579)	(3.7)%	49,442	14.2%
Net loss (income) attributable to noncontrolling interest	125	0.1%	(188)	(0.1)%
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(10,454)	(3.6)%	$49,254	14.1%

Results of Operations—Cabot Credit Management Limited
The following table summarizes the operating results contributed by CCM (which does not consolidate the results of its European affiliate Grove Europe S.á r.l.) during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenues	$79,964	$129,012
Total operating expenses	(75,239)	(70,499)
Income from operations	4,725	58,513
Interest expense	(30,495)	(28,955)
Other income (expense)	1,700	(302)
(Loss) income before income taxes	(24,070)	29,256
Benefit (provision) for income taxes	2,094	(5,431)
Net (loss) income	(21,976)	23,825
Net loss (income) attributable to noncontrolling interest	125	(188)
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(21,851)	$23,637

Comparison of Results of Operations
Revenues
Our revenues primarily include revenue recognized from engaging in debt purchasing and recovery activities. Effective January 1, 2020, we adopted the CECL accounting standard. Under CECL, we apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in our consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. Revenue generated by such activities primarily includes two components: (1) the accretion of the discount on the negative allowance due to the passage of time, which is included in “Revenue from receivable portfolios” and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries and presented in our consolidated statements of operations as “Changes to expected current and future recoveries.”
Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to our adoption of CECL. We did not establish negative allowance for these pools as we elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of these legacy pools. Similar to how we treated ZBA collections prior to the adoption of CECL, all subsequent collections to the ZBA pools are recognized as ZBA revenue which is included in revenue from receivable portfolios in our consolidated statements of operations.
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
Under the previous accounting standard for purchased credit deteriorated assets, we incurred allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations or when there was a change in the timing of cash flows. We also recorded allowance reversals on pool groups that have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations.

We have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The following table summarizes revenues for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Revenue recognized from portfolio basis	$340,815	$285,301	$55,514	19.5%
ZBA revenue	16,550	25,857	(9,307)	(36.0)%
Revenue from receivable portfolios	357,365	311,158	46,207	14.9%

Changes in expected current period recoveries	10,315
Changes in expected future period recoveries	(108,976)
Changes in expected current and future recoveries	(98,661)

Servicing revenue	28,680	34,023	(5,343)	(15.7)%
Other revenues	1,697	529	1,168	220.8%
Total revenues	$289,081	$345,710	$(56,629)	(16.4)%
Allowance reversals on receivable portfolios, net(1)		1,367
Total revenues, adjusted by net allowances		$347,077
________________________
(1)Amount includes $2.3 million of allowance reversals for zero-basis portfolios.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 1.8% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
The increase in revenue recognized from portfolio basis was primarily due to (1) higher portfolio basis used to calculate revenue, (2) higher expected total future cash flows resulting from a change in expected economic life of static pool groups based on a lifetime expected recovery model upon the adoption of CECL, which led to increased EIR, and (3) increased expected total future cash flows resulting from a change in our accounting policy for court costs, under our new accounting policy, all future expected cash flows, including the expected total recoveries in our legal channel, are included in the initial curve in the establishment of negative allowance, which in turn, increased the EIR.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools, we expect our ZBA revenue continue to decline as we collect on these legacy pools. Since our forecast period is on a rolling 15 year basis after the adoption of CECL, we do not expect to have new ZBA pools in the future.
Under CECL, changes to expected current period recoveries represent over and under-performance in the reporting period. Due to our sustained improvements in portfolio collections driven by liquidation improvement initiatives, collections during the three months ended March 31, 2020 outperformed the projected cash flows, the over-performance was partially offset by a slight shortfall of collections in March. We believe such shortfall was primarily the result of the COVID-19 pandemic.
During the three months ended March 31, 2020, we reassessed our future forecasts of expected recoveries of receivable portfolios based on our best estimate of the potential impact arising from the COVID-19 pandemic. The updated forecasts changed the timing of future recoveries by reducing the forecasted cash flows in 2020. The majority of the shortfall in near-term cash flows is expected to be recovered in 2021 and most of the rest of the shortfall is expected be recovered in subsequent periods. As a result, the change in the total amount of estimated remaining collections (“ERC”) was negligible. The delay in expected future cash flows, when discounted to present-value, resulted in a provision for credit loss adjustment of approximately $109.0 million during the three months ended March 31, 2020. The circumstances around this pandemic are evolving rapidly and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to monitor the COVID-19 situation closely and update our assumptions accordingly.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2020			As of March 31, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$15,274	$15,274	$—	$—	—%
2011	7,249	6,865	(215)	2,021	88.6%
2012	8,495	7,664	(480)	4,795	42.0%
2013	17,687	18,136	(3,984)	11,564	40.5%
2014	14,591	10,089	(2,026)	44,820	6.7%
2015	18,302	9,309	(1,079)	73,901	3.8%
2016	33,377	16,785	(2,412)	133,941	3.8%
2017	55,435	30,850	(1,103)	178,176	5.2%
2018	89,418	46,938	(15,629)	362,553	3.8%
2019	102,534	72,048	(2,104)	601,892	3.8%
2020	12,367	8,175	(5,010)	176,543	3.6%
Subtotal	374,729	242,133	(34,042)	1,590,206	4.4%
Europe:
ZBA	58	58	—	—	—%
2013	25,259	22,262	(6,306)	215,495	3.2%
2014	23,271	17,887	(4,972)	186,139	3.0%
2015	15,173	11,189	(2,096)	143,275	2.4%
2016	13,102	11,259	(11,028)	122,994	2.8%
2017	23,494	15,696	(9,692)	260,314	1.9%
2018	22,658	15,662	(22,493)	305,824	1.6%
2019	20,106	14,292	(7,633)	240,124	1.8%
2020	982	1,400	249	28,086	2.6%
Subtotal	144,103	109,705	(63,971)	1,502,251	2.3%
Other geographies:
ZBA	1,218	1,218	—	—	—%
2014 (1)	1,174	545	(19)	47,819	100.2%
2015	1,557	941	76	4,544	17.1%
2016	971	686	(249)	3,391	5.1%
2017	1,875	1,140	(323)	11,586	6.1%
2018	1,580	955	(120)	5,986	3.7%
2019	72	42	(13)	235	4.6%
2020	—	—	—	—	—%
Subtotal	8,447	5,527	(648)	73,561	67.7%
Total	$527,279	$357,365	$(98,661)	$3,166,018	3.4%
________________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Three Months Ended March 31, 2019			As of March 31, 2019
	Collections	Revenue from Receivable Portfolios	Net Reversal (Portfolio Allowance)	Unamortized Balances	Monthly EIR
United States:
ZBA(1)	$25,531	$23,270	$2,267	$—	—%
2011	2,764	2,280	—	2,422	27.4%
2012	7,336	6,096	273	8,994	20.2%
2013	22,034	19,179	(52)	22,838	25.6%
2014	19,667	10,822	1,090	65,813	5.0%
2015	24,968	10,196	—	109,436	2.8%
2016	47,454	20,653	(896)	208,176	3.0%
2017	77,294	35,626	—	279,667	3.8%
2018	94,281	52,674	—	527,432	3.1%
2019	8,265	5,892	—	171,684	3.2%
Subtotal	329,594	186,688	2,682	1,396,462	3.8%
Europe:
ZBA(1)	91	91	—	—	—%
2013	30,110	23,297	—	247,509	3.1%
2014	28,120	19,679	(175)	228,433	2.7%
2015	19,509	11,147	(256)	177,460	2.0%
2016	16,823	11,279	(29)	157,254	2.4%
2017	32,302	17,366	—	333,760	1.7%
2018	30,079	18,991	—	418,012	1.5%
2019	3,766	2,993	—	83,741	1.6%
Subtotal	160,800	104,843	(460)	1,646,169	2.1%
Other geographies:
ZBA(1)	2,542	2,542	—	—	—%
2014	945	4,654	—	64,928	2.4%
2015	5,410	4,418	—	18,667	7.3%
2016	4,239	2,067	12	24,867	2.6%
2017	4,757	2,927	—	30,071	3.2%
2018	5,131	2,864	(867)	26,284	3.4%
2019	435	155	—	4,139	3.5%
Subtotal	23,459	19,627	(855)	168,956	3.3%
Total	$513,853	$311,158	$1,367	$3,211,587	2.9%
________________________
(1)Zero basis revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.
The decrease in servicing revenues was primarily attributable to the sale of Baycorp in August 2019. Through Baycorp, we earned servicing revenues during the three months ended March 31, 2019, the decrease was also driven by unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
The increase in other revenues was due to the increase in sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios in Europe and LAAP.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Salaries and employee benefits	$93,098	$91,834	$1,264	1.4%
Cost of legal collections	66,279	49,027	17,252	35.2%
Other operating expenses	27,164	29,614	(2,450)	(8.3)%
Collection agency commissions	13,176	16,002	(2,826)	(17.7)%
General and administrative expenses	31,877	39,547	(7,670)	(19.4)%
Depreciation and amortization	10,285	9,995	290	2.9%
Total operating expenses	$241,879	$236,019	$5,860	2.5%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 1.8% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits was primarily due to the following reasons:
•Increase in salaries and employee benefits at our domestic sites as part of our initiative to increase collections capacity; and
•Increased stock compensation due to larger expense reversals in the prior period;
•Partially offset by a decrease in headcount in other geographies as a result of the sale of Baycorp and the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Cost of Legal Collections
Cost of legal collections primarily includes contingent fees paid to our external network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs. Effective January 1, 2020, we no longer capitalize upfront court costs and recognize a portion of court costs as expense based on a loss-rate methodology, but rather, we expense all court costs as incurred. Cost of legal collections does not include internal legal channel employee costs, which are included in salaries and employee benefits in our consolidated statements of operations.

	Three months ended March 31,
	2020	2019	$ Change	% Change
Court costs	$41,355	$20,479	$20,876	101.9%
Legal collection fees	24,924	28,548	(3,624)	(12.7)%
Total cost of legal collections	$66,279	$49,027	$17,252	35.2%
The increase in cost of legal collections was primarily due to the following reasons:
•No longer capitalizing upfront court costs but rather expensing all court costs as incurred;
•Partially offset by a decline in legal collection fees.
Other Operating Expenses
The decrease in other operating expenses was primarily due to the following reasons:

•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound;
•Reduced expenditures for temporary services; and
•Lower collection expenses primarily due to the sale of Baycorp in August 2019.
Collection Agency Commissions
Collection agency commissions are predominately in Europe and Latin America and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions, as a percentage of collections in this channel also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts.
The decrease in collections agency commissions was primarily due to the following reasons:
•Other geographies decreased due to progressive decrement of portfolio collections during the period; and
•Europe decreased due to the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
General and Administrative Expenses
The decrease in general and administrative expense was primarily due to the following reasons:
•Reduced consulting fees and infrastructure costs at our domestic sites;
•Lower general and administrative expenses due to the sale of Baycorp in August 2019; and
•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound;
Depreciation and Amortization
The increase in depreciation and amortization expense was primarily due to the following reasons:
•Increased depreciation expense primarily incurred at our domestic facilities;
•Partially offset by the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Interest Expense
The following table summarizes our interest expense (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Stated interest on debt obligations	$48,755	$48,318	$437	0.9%
Amortization of loan costs	2,778	3,326	(548)	(16.5)%
Amortization of debt discount	3,129	3,323	(194)	(5.8)%
Total interest expense	$54,662	$54,967	$(305)	(0.6)%
The decrease in interest expense was primarily due to the following reasons:
•Favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound;
•Lower balances on the Encore Term Loan Facility, Encore Senior Secured Notes, and Cabot Credit Facilities;
•Decrease in London Interbank Offered Rate (“LIBOR”) which resulted in decreased interest expense for the Encore Revolving Credit Facility; and
•Partially offset by the effect from higher balances on the Encore Revolving Credit Facility.

Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $1.4 million during the three months ended March 31, 2020 and other expense was $3.0 million during the three months ended March 31, 2019. The change in other income (expense) was primarily due to the following reasons:
•Other income recognized during the three months ended March 31, 2020 based on fair value changes for currency exchange forward contracts which are not designated as hedge instruments for accounting purposes;
•Other expense recognized during the three months ended March 31, 2019 primarily due to foreign currency exchange losses.
Provision for Income Taxes
We recorded income tax expense of $4.6 million on consolidated loss before income taxes of $6.0 million during the three months ended March 31, 2020 and income tax expense of $3.7 million on consolidated income before income taxes of $53.1 million during the three months ended March 31, 2019. The income tax expense for the three months ended March 31, 2020 was primarily attributable to the recording of valuation allowances in certain foreign jurisdictions that incurred pre-tax losses. The income tax expense for the three months ended March 31, 2019 included a tax benefit of approximately $9.1 million related to a tax accounting method change for revenue reporting approved by the Internal Revenue Service during the period.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2020	2019
Federal provision	21.0%	21.0%
State provision	(15.6)%	2.5%
Foreign income taxed at different rates(1)	(3.2)%	(0.9)%
Change in valuation allowance(2)	(66.5)%	1.9%
Change in tax accounting method(3)	—%	(17.1)%
Foreign currency remeasurement	(6.4)%	0.2%
Permanent items(4)	(1.7)%	0.1%
Other	(3.3)%	(0.8)%
Effective tax rate	(75.7)%	6.9%
________________________
(1)Relates primarily to the lower tax rates on the income or loss attributable to international operations.
(2)Change in valuation allowance during 2020, recognized in the period under the discrete method, is attributable to losses incurred at certain foreign subsidiaries with cumulative operating losses for tax purposes.
(3)In 2019, includes tax benefit resulting from tax accounting method change.
(4)Represents a provision for nondeductible expenses.
We utilized the discrete effective tax rate method (“discrete method”) for recording income taxes for the three months ended March 31, 2020. We believe the use of the discrete method is more appropriate than the application of the estimated annual effective tax rate (“AETR”) method due to uncertainty in estimating annual pre-tax earnings primarily due to the ongoing COVID-19 pandemic. We will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating losses. We regularly evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance, including considerations of whether it is more likely than not that the deferred income tax assets will be realized. The assessment of realizability requires significant judgement and our projections of future taxable income required to fully realize the recorded amount of deferred tax assets reflect numerous assumptions about our operating business and investments, and are subject to change as conditions change specific to our operating business, investments or general economic conditions. Adverse changes in certain jurisdictions could result in the need to record or increase the valuation allowance, resulting in a charge against earnings in the respective period.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2020 and 2019, was immaterial.

We had gross unrecognized tax benefits, inclusive of penalties and interest, of $8.2 million as of March 31, 2020. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.6 million as of March 31, 2020. There was no material change in gross unrecognized tax benefits from December 31, 2019.
We have not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of March 31, 2020 was approximately $117.1 million. Such undistributed earnings are considered permanently reinvested. We do not provide for deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which we do not consider under the indefinite reversal exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
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
Adjusted Earnings (Loss) Per Share. Management uses non-GAAP adjusted net income (loss) and adjusted earnings (loss) per share attributable to Encore to assess operating performance and to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted net income (loss) attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes and exchangeable notes, acquisition, integration and restructuring related expenses, amortization of certain acquired intangible assets and other charges or gains that are not indicative of ongoing operations.
The following table provides a reconciliation between net income (loss) and diluted earnings (loss) per share attributable to Encore calculated in accordance with GAAP, to adjusted net income (loss) and adjusted earnings (loss) per share attributable to Encore, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2020		2019
	$	Per Diluted Share	$	Per Diluted Share
GAAP net (loss) income attributable to Encore, as reported	$(10,454)	$(0.33)	$49,254	$1.57
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	3,977	0.13	4,002	0.13
Acquisition, integration and restructuring related expenses(1)	187	0.01	1,208	0.04
Amortization of certain acquired intangible assets(2)	1,643	0.05	1,877	0.06
Income tax effect of above non-GAAP adjustments and certain discrete tax items(3)	(1,250)	(0.05)	(1,383)	(0.05)
Change in tax accounting method(4)	—	—	(9,070)	(0.29)
Adjusted net (loss) income attributable to Encore	$(5,897)	$(0.19)	$45,888	$1.46
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)As we acquire debt solution service providers around the world, we also acquire intangible assets, such as trade names and customer relationships. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income (loss) attributable to Encore and adjusted income (loss) per share.
(3)Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.
(4)Amount represents the benefit from the tax accounting method change related to revenue reporting. We adjust for certain discrete tax items that are not indicative of our ongoing operations.
Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income (loss) before discontinued operations, interest income and expense, taxes, depreciation and amortization, stock-based compensation expenses, acquisition, integration and restructuring related expenses, and other charges or gains that are not indicative of ongoing operations), in the evaluation of our operating performance. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
GAAP net (loss) income, as reported	$(10,579)	$49,442
Adjustments:
Interest expense	54,662	54,967
Interest income	(1,000)	(1,022)
Provision for income taxes	4,558	3,673
Depreciation and amortization	10,285	9,995
Stock-based compensation expense	4,527	1,826
Acquisition, integration and restructuring related expenses(1)	187	1,208
Adjusted EBITDA	$62,640	$120,089

Collections applied to principal balance(2)	$268,575	$201,328
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) changes in expected recoveries for 2020. Amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios for 2019.

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

	Three Months Ended March 31,
	2020	2019
GAAP total operating expenses, as reported	$241,879	$236,019
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(41,489)	(46,082)
Stock-based compensation expense	(4,527)	(1,826)
Acquisition, integration and restructuring related expenses(2)	(187)	(1,208)
Adjusted operating expenses related to portfolio purchasing and recovery business	$195,676	$186,903
________________________
(1)Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.
(2)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
Cost per Dollar Collected
We utilize adjusted operating expenses in order to facilitate a comparison of approximate costs to cash collections from purchased receivables for our portfolio purchasing and recovery business. The following table summarizes our cost per dollar collected (defined as adjusted operating expenses as a percentage of collections from purchased receivables) by geographic location during the periods presented:

	Three Months Ended March 31,
	2020	2019
United States	39.5%	39.6%
Europe	29.9%	27.6%
Other geographies	52.6%	51.2%
Overall cost per dollar collected	37.1%	36.4%
As discussed in the “Accounting Policy Update” section in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements, effective January 1, 2020, we expense all court costs as incurred and no longer capitalize such costs as Deferred Court Costs based on a loss-rate methodology. This accounting policy change increased the cost-to-collect metric as compared to prior periods because the court costs expense recognized in prior periods only represented costs we did not expect to recover. The accounting policy change has no impact on the amount of court cost payments incurred.
The change in cost per dollar collected was primarily due to the following reasons:
•Cost-to-collect increased due to the impact of change in accounting policy relating to court costs as discussed above;
•Despite the above increase due to accounting policy change, cost-to-collect in the United States decreased due to a combination of (1) continued improvement in operational efficiencies in the collection process, (2) collection mix shifting towards non-legal collection, which has lower cost-to-collect, and (3) higher total collections that blended down fixed cost and reduced overall cost-to-collect;
•Cost-to-collect in LAAP is expected to stay at an elevated level and will continue to fluctuate over time.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2020
		<2011	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total(2)	Multiple(3)
United States:
<2011	$1,761,007	$3,222,155	$637,415	$458,336	$328,076	$236,557	$180,622	$129,676	$99,169	$80,397	$65,855	$15,151	$5,453,409	3.1
2011	383,805	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	33,445	7,372	1,135,661	3.0
2012	548,818	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	8,495	1,256,249	2.3
2013	551,920	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	17,687	1,486,405	2.7
2014	517,774	—	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	14,591	989,075	1.9
2015	499,371	—	—	—	—	—	105,610	231,102	186,391	125,673	85,042	18,302	752,120	1.5
2016	553,544	—	—	—	—	—	—	110,875	283,035	234,690	159,279	33,377	821,256	1.5
2017	528,642	—	—	—	—	—	—	—	111,902	315,853	255,048	55,435	738,238	1.4
2018	631,288	—	—	—	—	—	—	—	—	175,042	351,696	89,418	616,156	1.0
2019	678,821	—	—	—	—	—	—	—	—	—	174,693	102,534	277,227	0.4
2020	185,240	—	—	—	—	—	—	—	—	—	—	12,367	12,367	0.1
Subtotal	6,840,230	3,222,155	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	374,729	13,538,163	2.0
Europe:
2013	619,079	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	25,316	1,179,505	1.9
2014	623,129	—	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	23,271	885,788	1.4
2015	419,941	—	—	—	—	—	65,870	127,084	103,823	88,065	72,277	15,173	472,292	1.1
2016	258,218	—	—	—	—	—	—	44,641	97,587	83,107	63,198	13,102	301,635	1.2
2017	461,571	—	—	—	—	—	—	—	68,111	152,926	118,794	23,494	363,325	0.8
2018	433,302	—	—	—	—	—	—	—	—	49,383	118,266	22,658	190,307	0.4
2019	273,354	—	—	—	—	—	—	—	—	—	44,118	20,107	64,225	0.2
2020	28,861	—	—	—	—	—	—	—	—	—	—	982	982	0.0
Subtotal	3,117,455	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	144,103	3,458,059	1.1
Other geographies:
2012	6,721	—	—	—	3,848	2,561	1,208	542	551	422	390	70	9,592	1.4
2013	29,568	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	291	46,843	1.6
2014	86,989	—	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	1,350	69,743	0.8
2015	83,198	—	—	—	—	—	15,061	57,064	43,499	32,622	17,499	1,557	167,302	2.0
2016	64,450	—	—	—	—	—	—	29,269	39,710	28,992	16,078	1,652	115,701	1.8
2017	49,670	—	—	—	—	—	—	—	15,471	23,075	15,383	1,875	55,804	1.1
2018	26,371	—	—	—	—	—	—	—	—	12,910	15,008	1,580	29,498	1.1
2019	2,668	—	—	—	—	—	—	—	—	—	3,198	72	3,270	1.2
2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	349,635	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	8,447	497,753	1.4
Total	$10,307,320	$3,222,155	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$527,279	$17,493,975	1.7
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2020, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through March 31, 2020 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections from purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2011	$1,761,007	$5,453,409	$156,749	$5,610,158	3.2
2011	383,805	1,135,661	73,676	1,209,337	3.2
2012	548,818	1,256,249	83,474	1,339,723	2.4
2013(3)	551,920	1,486,405	227,630	1,714,035	3.1
2014(3)	517,774	989,075	150,849	1,139,924	2.2
2015	499,371	752,120	165,897	918,017	1.8
2016	553,544	821,256	305,060	1,126,316	2.0
2017	528,642	738,238	477,336	1,215,574	2.3
2018	631,288	616,156	776,619	1,392,775	2.2
2019	678,821	277,227	1,327,476	1,604,703	2.4
2020	185,240	12,367	408,161	420,528	2.3
Subtotal	6,840,230	13,538,163	4,152,927	17,691,090	2.6
Europe:
2013(3)	619,079	1,179,505	864,253	2,043,758	3.3
2014(3)	623,129	885,788	651,050	1,536,838	2.5
2015(3)	419,941	472,292	421,602	893,894	2.1
2016	258,218	301,635	334,423	636,058	2.5
2017	461,571	363,325	586,845	950,170	2.1
2018	433,302	190,307	633,275	823,582	1.9
2019	273,354	64,225	528,265	592,490	2.2
2020	28,861	982	71,820	72,802	2.5
Subtotal	3,117,455	3,458,059	4,091,533	7,549,592	2.4
Other geographies:
2012	6,721	9,592	340	9,932	1.5
2013	29,568	46,843	1,629	48,472	1.6
2014	86,989	69,743	50,060	119,803	1.4
2015	83,198	167,302	20,132	187,434	2.3
2016	64,450	115,701	11,131	126,832	2.0
2017	49,670	55,804	32,047	87,851	1.8
2018	26,371	29,498	12,406	41,904	1.6
2019	2,668	3,270	513	3,783	1.4
2020	—	—	—	—	—
Subtotal	349,635	497,753	128,258	626,011	1.8
Total	$10,307,320	$17,493,975	$8,372,718	$25,866,693	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2020, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections from purchased receivable portfolios and estimated future cash flows from real estate-owned assets by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2020(3)	2021	2022	2023	2024	2025	2026	2027	2028	>2028	Total(2)
United States:
<2011	$34,003	$42,770	$26,618	$18,485	$12,801	$8,718	$5,834	$3,800	$2,298	$1,422	$156,749
2011	15,679	19,195	11,871	8,334	5,874	4,142	2,927	2,074	1,473	2,107	73,676
2012	17,801	21,976	13,273	9,297	6,541	4,611	3,255	2,304	1,635	2,781	83,474
2013(4)	41,433	58,706	37,648	26,573	18,807	13,338	9,464	6,717	4,769	10,175	227,630
2014(4)	31,726	39,781	24,335	16,725	11,468	8,076	5,713	4,047	2,869	6,109	150,849
2015	38,224	44,482	27,102	18,120	12,206	7,948	5,446	3,835	2,706	5,828	165,897
2016	69,574	83,698	46,158	31,673	22,481	15,859	10,957	7,709	5,419	11,532	305,060
2017	110,650	131,493	76,280	48,620	33,282	23,388	16,531	11,566	8,162	17,364	477,336
2018	188,052	219,573	130,602	84,092	53,048	34,947	23,049	15,144	9,890	18,222	776,619
2019	289,653	405,226	207,586	129,623	88,517	61,172	43,469	31,721	23,032	47,477	1,327,476
2020	66,269	118,820	82,316	46,276	29,463	19,988	13,595	9,693	6,972	14,769	408,161
Subtotal	903,064	1,185,720	683,789	437,818	294,488	202,187	140,240	98,610	69,225	137,786	4,152,927
Europe:
2013(4)	65,016	97,245	89,756	82,763	75,784	68,460	61,018	54,687	49,026	220,498	864,253
2014(4)	53,447	82,619	72,490	64,437	57,662	50,983	43,579	38,471	34,418	152,944	651,050
2015(4)	33,723	54,501	46,837	41,600	37,365	33,430	29,283	25,112	22,306	97,445	421,602
2016	28,748	56,789	54,024	37,176	29,545	25,543	21,344	17,597	14,385	49,272	334,423
2017	54,962	89,183	77,170	65,197	55,192	45,740	37,969	32,331	26,477	102,624	586,845
2018	55,516	93,158	79,957	68,919	59,021	51,049	43,671	36,832	31,218	113,934	633,275
2019	47,943	84,335	71,488	60,228	50,094	40,533	33,591	28,671	24,603	86,779	528,265
2020	5,231	12,610	11,064	8,806	7,193	5,802	4,756	3,679	2,969	9,710	71,820
Subtotal	344,586	570,440	502,786	429,126	371,856	321,540	275,211	237,380	205,402	833,206	4,091,533
Other geographies:
2012	107	149	84	—	—	—	—	—	—	—	340
2013	459	591	387	192	—	—	—	—	—	—	1,629
2014	5,108	8,163	6,681	6,328	5,643	4,471	2,687	1,455	1,367	8,157	50,060
2015	2,894	3,776	3,197	2,605	1,814	1,212	840	736	636	2,422	20,132
2016	3,388	4,036	2,498	669	263	177	100	—	—	—	11,131
2017	5,539	6,974	5,005	3,689	2,126	1,840	1,311	719	692	4,152	32,047
2018	2,899	3,645	2,420	1,650	813	435	284	186	74	—	12,406
2019	134	159	99	67	45	9	—	—	—	—	513
2020	—	—	—	—	—	—	—	—	—	—	—
Subtotal	20,528	27,493	20,371	15,200	10,704	8,144	5,222	3,096	2,769	14,731	128,258
Portfolio ERC	1,268,178	1,783,653	1,206,946	882,144	677,048	531,871	420,673	339,086	277,396	985,723	8,372,718
REO ERC(5)	13,461	35,374	17,655	8,913	7,148	3,615	64	—	—	—	86,230
Total ERC	$1,281,639	$1,819,027	$1,224,601	$891,057	$684,196	$535,486	$420,737	$339,086	$277,396	$985,723	$8,458,948
________________________
(1)As of March 31, 2020, ERC for Zero Basis Portfolios include approximately $156.7 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial.
(2)Represents the expected remaining gross cash collections on purchased portfolios over a 180-month period. As of March 31, 2020, ERC from purchased receivables for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,875,245	$4,072,425
Europe	2,878,292	3,478,009
Other geographies	108,446	116,744
Total	$6,861,983	$7,667,178

(3)2020 amount consists of nine months data from April 1, 2020 to December 31, 2020.
(4)Includes portfolios acquired in connection with certain business combinations.
(5)Real estate-owned assets ERC includes approximately $82.5 million and $3.7 million of estimated future cash flows for Europe and Other Geographies, respectively. As of December 31, 2019, estimated future cash flows for real estate-owned assets were approximately $88.0 million and $4.4 million, for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Principal
As of March 31, 2020, we had $3.2 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2020(1)	$262,775	$40,238	$9,895	$312,908
2021	532,398	195,560	15,337	743,295
2022	281,131	179,894	12,456	473,481
2023	166,963	151,215	7,899	326,077
2024	107,866	131,691	6,028	245,585
2025	72,481	114,933	4,952	192,366
2026	49,487	97,881	2,961	150,329
2027	35,029	84,748	1,603	121,380
2028	25,029	74,317	1,432	100,778
2029	17,517	66,645	1,365	85,527
2030	12,430	62,460	1,363	76,253
2031	9,006	62,480	1,360	72,846
2032	6,765	64,548	1,358	72,671
2033	5,500	70,066	1,356	76,922
2034	5,104	79,311	1,354	85,769
2035	725	26,264	2,842	29,831
Total	$1,590,206	$1,502,251	$73,561	$3,166,018
________________________
(1)2020 amount consists of nine months data from April 1, 2020 to December 31, 2020.

Headcount by Geographic Location and Function
The following table summarizes our headcount by geographic location and by function:

	Headcount as of March 31,
	2020	2019
United States:
General & Administrative	1,137	1,097
Account Manager	416	495
Subtotal	1,553	1,592
Europe:
General & Administrative	1,079	1,049
Account Manager	2,234	2,111
Subtotal	3,313	3,160
Other Geographies(1):
General & Administrative	621	1,353
Account Manager	2,137	1,830
Subtotal	2,758	3,183
Total	7,624	7,935
________________________
(1)Headcount as of March 31, 2019 includes 170 general and administrative and 361 account manager Baycorp employees.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2018	973	$1,799,804	$276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,021	214,113

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net cash provided by operating activities	$70,805	$10,991
Net cash used in investing activities	(43,255)	(69,514)
Net cash (used in) provided by financing activities	(21,762)	71,547
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in expected future recoveries, allowance charges and stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Net cash provided by operating activities was $70.8 million and $11.0 million during the three months ended March 31, 2020 and 2019, respectively. Included in the net loss of $10.6 million during the three months ended March 31, 2020 was an adjustment of $98.7 million due to the changes in our expected current and future recoveries. After adjusting for this item, net cash provided by operating activities significantly increased. Additionally, prepaid income tax and income taxes payable provided $15.0 million and consumed $30.2 million of cash during the three months ended March 31, 2020 and 2019, respectively, while accounts payable, accrued liabilities and other liabilities consumed $46.5 million and $67.8 million during the three months ended March 31, 2020 and 2019, respectively.
Investing Cash Flows
Net cash used in investing activities was $43.3 million and $69.5 million during the three months ended March 31, 2020 and 2019, respectively. Cash used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios, net of the change in principal balance due to the change in expected future recoveries or allowance adjustments. Receivable portfolio purchases were $209.0 million and $258.6 million during the three months ended March 31, 2020 and 2019, respectively. Collection proceeds applied to the principal of our receivable portfolios, net, were $169.9 million and $202.7 million during the three months ended March 31, 2020 and 2019, respectively. Capital expenditures for fixed assets acquired with internal cash flows were $7.5 million and $10.2 million for the three months ended March 31, 2020 and 2019, respectively.
Financing Cash Flows
Net cash used in financing activities was $21.8 million during the three months ended March 31, 2020, and net cash provided by financing activities was $71.5 million during the three months ended March 31, 2019. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $171.9 million and $196.3 million during the three months ended March 31, 2020 and 2019, respectively. Repayments of amounts outstanding under our credit facilities were $167.2 million and $119.9 million during the three months ended March 31, 2020 and 2019, respectively. Repayment of senior secured notes was $16.3 million during the three months ended March 31, 2020.
Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, cash collections from our investment in receivable portfolios, bank borrowings, debt offerings, and equity offerings. Depending on the capital markets, we consider additional financings to fund our operations and acquisitions. We continue to explore possible synergies with respect to Cabot, including in connection with potential debt financing options. From time to time, we may repurchase outstanding debt or equity and/or restructure or refinance debt obligations. Our primary cash requirements have included the purchase of receivable portfolios, entity acquisitions, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.

Currently, all of our portfolio purchases are funded with cash from operations, cash collections from our investment in receivable portfolios, and our bank borrowings.
We are in material compliance with all covenants under our financing arrangements. See “Note 8: Borrowings” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents as of March 31, 2020 consisted of $55.7 million held by U.S.-based entities and $132.5 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $19.4 million as of March 31, 2020.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our consumers, and other risks detailed in Risk Factors. However, we believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, cash collections from our investment in receivable portfolios, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of March 31, 2020, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Interest Rates. As of March 31, 2020, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
Except as noted below there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 1, 2020, we adopted the new accounting standard for Financial Instruments - Credit Losses (“CECL”). As a result, we implemented changes to policies, processes, systems, and controls over estimating the allowance for credit losses.
We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic even though many of our employees are working remotely. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11, Commitments and Contingencies,” to the consolidated financial statements.
Item 1A – Risk Factors
Except for the additional risk factor set forth below, there is no material change in the information reported under “Part I-Item 1A-Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.
The COVID-19 pandemic and resulting containment measures have caused economic and financial disruptions that have adversely affected, and could continue to materially adversely affect, our business and results of operations. The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on future developments that we are not able to predict, including the duration, spread and severity of the outbreak; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy; and how quickly and to what extent normal economic and operating conditions can resume. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

The COVID-19 pandemic and resulting containment measures have contributed to among other things:
•Adverse impacts on our daily business operations and our ability to perform necessary business functions, including as a result of illness or as a result of restrictions on movement, which has caused expected delays in collections;
•Widespread changes to financial and economic conditions of consumers, which has reduced our ability to collect on our consumer receivable portfolios;
•Uncertainty in certain jurisdictions with respect to near-term availability of receivable portfolios that meet our purchasing standards;
•Governmental actions discussed, proposed or taken to provide forms of relief, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees;
•Impacts on the court system and the legal process, which has impacted our ability to collect through the litigation process;
•Adverse impacts on third-party service providers;
•Adverse impacts on capital and credit market conditions, which may limit our access to funding, increase our cost of capital, and affect our ability to meet liquidity needs;
•Increased spending on business continuity efforts and readiness efforts for returning to our offices, which may in turn require that we cut costs and investments in other areas; and
•An increased risk of an information or cyber-security incident, fraud or a failure in the effectiveness of our compliance programs due to, among other things, an increase in remote work.

On January 1, 2020 we adopted CECL. Our ability to accurately forecast future losses under CECL may be impaired by the significant uncertainty surrounding the COVID-19 pandemic and containment measures and the lack of comparable precedent.
We do not yet know the full extent of how COVID-19 and the resulting containment measures will affect our business, results of operations and financial condition. However, the effects are likely to have a material impact on our business and results of operations and heighten many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

10.1
Senior Facility Agreement, dated February 18, 2020, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trustee Company (UK) Limited as Security Trustee, HSBC Bank PLC as Senior Agent and Goldman Sachs International Bank as Senior Lender (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 8-K filed on February 24, 2020)

10.2+	Executive Service Agreement, dated November 25, 2019, between Cabot UK Holdco Limited and Craig Buick (filed herewith)

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
Date: May 11, 2020