Form 10-Q
period 2020-06-30
ENCORE CAPITAL GROUP INC
filed 2020-08-05
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2020
Common Stock, $0.01 par value	31,338,800 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$293,800	$192,335
Investment in receivable portfolios, net	3,201,241	3,283,984
Deferred court costs, net	—	100,172
Property and equipment, net	117,873	120,051
Other assets	289,916	329,223
Goodwill	838,024	884,185
Total assets	$4,740,854	$4,909,950
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$218,471	$223,911
Borrowings	3,353,730	3,513,197
Other liabilities	126,266	147,436
Total liabilities	3,698,467	3,884,544
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 31,288 and 31,097 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	313	311
Additional paid-in capital	227,030	222,590
Accumulated earnings	963,698	888,058
Accumulated other comprehensive loss	(152,190)	(88,766)
Total Encore Capital Group, Inc. stockholders’ equity	1,038,851	1,022,193
Noncontrolling interest	3,536	3,213
Total equity	1,042,387	1,025,406
Total liabilities and equity	$4,740,854	$4,909,950
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

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$15	$34
Investment in receivable portfolios, net	516,019	539,596
Other assets	4,836	4,759
Liabilities
Other liabilities	$3	$—
Borrowings	433,976	464,092
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Revenue from receivable portfolios	$335,287	$312,495	$692,652	$623,653
Changes in expected current and future recoveries	66,007	—	(32,654)	—
Servicing revenue	23,950	32,316	52,630	66,339
Other revenues	789	—	2,486	529
Total revenues	426,033	344,811	715,114	690,521
Allowance reversals on receivable portfolios, net		2,063		3,430
Total revenues, adjusted by net allowances		346,874		693,951
Operating expenses
Salaries and employee benefits	90,867	96,227	183,965	188,061
Cost of legal collections	37,356	51,448	103,635	100,475
Other operating expenses	28,275	29,546	55,439	59,160
Collection agency commissions	10,683	13,560	23,859	29,562
General and administrative expenses	28,618	32,620	60,495	72,167
Depreciation and amortization	10,542	9,741	20,827	19,736
Total operating expenses	206,341	233,142	448,220	469,161
Income from operations	219,692	113,732	266,894	224,790
Other expense
Interest expense	(50,327)	(63,913)	(104,989)	(118,880)
Other expense	(3,011)	(1,244)	(1,572)	(4,220)
Total other expense	(53,338)	(65,157)	(106,561)	(123,100)
Income before income taxes	166,354	48,575	160,333	101,690
Provision for income taxes	(35,570)	(11,753)	(40,128)	(15,426)
Net income	130,784	36,822	120,205	86,264
Net income attributable to noncontrolling interest	(452)	(161)	(327)	(349)
Net income attributable to Encore Capital Group, Inc. stockholders	$130,332	$36,661	$119,878	$85,915

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$4.15	$1.17	$3.82	$2.75
Diluted	$4.13	$1.17	$3.79	$2.74

Weighted average shares outstanding:
Basic	31,413	31,225	31,361	31,193
Diluted	31,560	31,426	31,628	31,372
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$130,784	$36,822	$120,205	$86,264
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	948	(3,560)	(4,103)	(5,762)
Income tax effect	(384)	849	1,113	1,021
Unrealized gain (loss) on derivative instruments, net of tax	564	(2,711)	(2,990)	(4,741)
Change in foreign currency translation:
Unrealized loss on foreign currency translation	(2,032)	(8,845)	(63,070)	(1,265)
Removal of other comprehensive loss in connection with divestiture	2,632	—	2,632	—
Unrealized gain (loss) on foreign currency translation, net of divestiture	600	(8,845)	(60,438)	(1,265)
Other comprehensive income (loss), net of tax:	1,164	(11,556)	(63,428)	(6,006)
Comprehensive income	131,948	25,266	56,777	80,258
Comprehensive loss (income) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	(452)	(161)	(327)	(349)
Unrealized loss (gain) on foreign currency translation	1	(7)	4	(434)
Comprehensive income attributable to noncontrolling interest:	(451)	(168)	(323)	(783)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$131,497	$25,098	$56,454	$79,475
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of March 31, 2020	31,234	$312	$222,403	$833,366	$(153,355)	$3,085	$905,811
Net income	—	—	—	130,332	—	452	130,784
Other comprehensive income, net of tax	—	—	—	—	(1,467)	(1)	(1,468)
Issuance of share-based awards, net of shares withheld for employee taxes	54	1	(151)	—	—	—	(150)
Stock-based compensation	—	—	4,778	—	—	—	4,778
Other	—	—	—	—	2,632	—	2,632
Balance as of June 30, 2020	31,288	$313	$227,030	$963,698	$(152,190)	$3,536	$1,042,387

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of March 31, 2019	30,967	$310	$208,374	$769,443	$(105,864)	$2,294	$874,557
Net income	—	—	—	36,661	—	161	36,822
Other comprehensive income, net of tax	—	—	—	—	(11,563)	7	(11,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	13	—	521	—	—	—	521
Stock-based compensation	—	—	3,581	—	—	—	3,581
Other	—	—	(968)	—	—	—	(968)
Balance as of June 30, 2019	30,980	$310	$211,508	$806,104	$(117,427)	$2,462	$902,957

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net income	—	—	—	119,878	—	327	120,205
Other comprehensive income, net of tax	—	—	—	—	(66,056)	(4)	(66,060)
Issuance of share-based awards, net of shares withheld for employee taxes	191	2	(4,865)	—	—	—	(4,863)
Stock-based compensation	—	—	9,305	—	—	—	9,305
Other	—	—	—	—	2,632	—	2,632
Balance as of June 30, 2020	31,288	$313	$227,030	$963,698	$(152,190)	$3,536	$1,042,387

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
Net income	—	—	—	85,915	—	349	86,264
Other comprehensive income, net of tax	—	—	—	—	(6,440)	434	(6,006)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	96	1	(1,429)	—	—	—	(1,428)
Stock-based compensation	—	—	5,407	—	—	—	5,407
Other	—	—	(968)	—	—	—	(968)
Balance as of June 30, 2019	30,980	$310	$211,508	$806,104	$(117,427)	$2,462	$902,957

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$120,205	$86,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,827	19,736
Other non-cash interest expense, net	12,127	16,233
Stock-based compensation expense	9,305	5,407
Deferred income taxes	(17,101)	23,977
Changes in expected current and future recoveries	32,654	—
Allowance reversals on receivable portfolios, net	—	(3,430)
Other, net	4,923	17,323
Changes in operating assets and liabilities
Deferred court costs and other assets	11,917	23,739
Prepaid income tax and income taxes payable	41,748	(36,569)
Accounts payable, accrued liabilities and other liabilities	(26,890)	(43,860)
Net cash provided by operating activities	209,715	108,820
Investing activities:
Purchases of receivable portfolios, net of put-backs	(350,658)	(499,937)
Collections applied to investment in receivable portfolios, net	342,842	405,081
Purchases of property and equipment	(13,028)	(17,480)
Other, net	9,831	(3,352)
Net cash used in investing activities	(11,013)	(115,688)
Financing activities:
Proceeds from credit facilities	279,070	322,857
Repayment of credit facilities	(315,622)	(276,188)
Proceeds from senior secured notes	—	460,512
Repayment of senior secured notes	(32,500)	(460,455)
Repayment of other debt	(14,882)	(17,410)
Other, net	(3,634)	(1,738)
Net cash (used in) provided by financing activities	(87,568)	27,578
Net increase in cash and cash equivalents	111,134	20,710
Effect of exchange rate changes on cash and cash equivalents	(9,669)	(9,563)
Cash and cash equivalents, beginning of period	192,335	157,418
Cash and cash equivalents, end of period	$293,800	$168,565

Supplemental disclosure of cash information:
Cash paid for interest	$88,363	$92,053
Cash paid for taxes, net of refunds	16,292	24,112

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
The Company also has investments and operations in Latin America and Asia-Pacific, which the Company refers to as “LAAP.” In August 2019, the Company completed the sale of Baycorp, which represented the Company’s investments and operations in Australia and New Zealand.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 outbreak and resulting containment measures implemented by governments around the world, as well as increased business uncertainty, have impacted the Company. The circumstances around the COVID-19 pandemic are rapidly evolving and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. The inputs into the judgments and estimates consider the economic implications of the COVID-19 pandemic on the Company’s critical and significant accounting estimates. Actual results could materially differ from those estimates.
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
With the exception of the updated standard discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
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
Revenue is recognized for each static pool over the economic life of the pool. The Company makes significant assumptions in determining the economic life of a pool, including the reasonable and supportable economic forecast period based on asset type and geography, which considers the availability of forward-looking scenarios and their respective time horizons. In general, the Company forecasts recoveries over one or two years prior to reverting to historical averages at an estimate-level over the remaining life using various methodologies depending on the asset type and geography. The speed at which forecasts revert varies based on the spread between the forecast period and historical data. In addition, estimated recoveries include a qualitative component. The Company continues to evaluate the reasonable economic life of a pool and reversion method each reporting period. Revenue primarily includes two components: (1) accretion of the discount on the negative allowance due to the passage of time, and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries.
The Company measures expected future recoveries based on historical experience, current conditions, and reasonable and supportable forecasts. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity and the productivity of our collection staff. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and macroeconomic conditions.

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
Note 2: Earnings Per Share
Basic earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, non-vested share awards, and the dilutive effect of the convertible and exchangeable senior notes, if applicable.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Encore Capital Group, Inc. stockholders	$130,332	$36,661	$119,878	$85,915

Total weighted-average basic shares outstanding	31,413	31,225	31,361	31,193
Dilutive effect of stock-based awards	147	201	267	179
Total weighted-average dilutive shares outstanding	31,560	31,426	31,628	31,372

Basic earnings per share	$4.15	$1.17	$3.82	$2.75
Diluted earnings per share	$4.13	$1.17	$3.79	$2.74
Anti-dilutive employee stock options outstanding were approximately 164,000 and 89,000 during the three and six months ended June 30, 2020, respectively. Anti-dilutive employee stock options outstanding were approximately 13,000 and 115,000 during each of the three and six months ended June 30, 2019, respectively.
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

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$476	$—	$476
Interest rate cap contracts	—	1,416	—	1,416
Liabilities
Interest rate swap agreements	—	(13,280)	—	(13,280)
Contingent consideration	—	—	(27)	(27)

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,473	$—	$1,473
Interest rate cap contracts	—	2,460	—	2,460
Liabilities
Interest rate swap agreements	—	(9,116)	—	(9,116)
Contingent consideration	—	—	(66)	(66)
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
The following table provides a roll-forward of the fair value of contingent consideration for the six months ended June 30, 2020 and year ended December 31, 2019 (in thousands):

Amount
Balance as of December 31, 2018	$6,198
Change in fair value of contingent consideration	(2,300)
Payment of contingent consideration	(3,686)
Effect of foreign currency translation	(146)
Balance as of December 31, 2019	66
Payment of contingent consideration	(35)
Effect of foreign currency translation	(4)
Balance as of June 30, 2020	$27

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 3 measurements. The fair value estimate of the assets held for sale was approximately $40.7 million and $46.7 million as of June 30, 2020 and December 31, 2019, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,201,241	$3,682,533	$3,283,984	$3,464,050
Deferred court costs	—	—	100,172	100,172
Financial Liabilities
Encore convertible notes and exchangeable notes(1)	648,686	663,418	642,547	693,708
Cabot senior secured notes(2)	1,083,932	1,076,682	1,127,435	1,170,945
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
The following table summarizes the fair value of derivative instruments as included in the Company’s consolidated statements of financial condition (in thousands):

	June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$1,416	Other assets	$2,460
Foreign currency exchange contracts	Other assets	—	Other assets	443
Interest rate swap agreements	Other liabilities	(13,280)	Other liabilities	(9,116)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	476	Other assets	1,030
Derivatives Designated as Hedging Instruments
The Company has operations in foreign countries which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. To mitigate a portion of this risk, the Company may enter into derivative financial instruments, principally foreign currency forward contracts with financial counterparties. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.
Certain of the Company’s foreign currency forward contracts were designated as cash flow hedging instruments and qualified for hedge accounting treatment. Gains and losses arising from such contracts were recorded as a component of accumulated other comprehensive income (“OCI”) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in OCI were subsequently reclassified into earnings in the same period in which the underlying transactions affected the Company’s earnings. If all or a portion of the forecasted transaction was cancelled, the accumulated gains or losses in OCI would be reclassified into earnings.
As of June 30, 2020, the Company had no outstanding forward contracts that were designated as cash flow hedging instruments. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the six months ended June 30, 2020 and 2019.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. As of June 30, 2020, there were four interest rate swap agreements outstanding with a total notional amount of $324.0 million.
Previously, the Company held two interest rate cap contracts (the “2018 Caps”) that hedged the risk of GBP-LIBOR interest rate fluctuations for the Cabot Securitisation Senior Facility interest payments. In February 2020, the Company settled the 2018 Caps and ceased the hedge relationship, which resulted in the reclassification of the associated other comprehensive loss balance to interest expense for approximately $2.5 million during the first quarter of 2020.

As of June 30, 2020, the Company held two interest rate cap contracts with a notional amount of approximately $883.3 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR for the Cabot 2024 Floating Rate Notes (“2019 Cap”) has a notional amount of €400.0 million (approximately $449.3 million) and matures in 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) for the Cabot Securitisation UK Ltd senior facility agreement (“2020 Cap”) has a notional amount of £350.0 million (approximately $434.0 million) and matures in 2023. The 2019 Cap is structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months EURIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. The 2020 Cap is also structured as a series of Caplets such that if exercised, the Company will receive a payment equal to SONIA on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent SONIA or EURIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2020 Cap as cash flow hedge instruments.
The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$48	$456	Salaries and employee benefits	$(78)	$80
Foreign currency exchange contracts	1	69	General and administrative expenses	(6)	13
Interest rate swap agreements	(558)	(4,296)	Interest expense	(2,012)	(444)
Interest rate cap contracts	(735)	(140)	Interest expense	(96)	—

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$(341)	$1,391	Salaries and employee benefits	$49	$(15)
Foreign currency exchange contracts	(44)	(9)	General and administrative expenses	11	(71)
Interest rate swap agreements	(7,265)	(6,382)	Interest expense	(3,100)	(864)
Interest rate cap contracts	(2,131)	(1,712)	Interest expense	(2,638)	—
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
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments in the Company’s consolidated statements of operations (in thousands):

		Amount of Gain Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	2020	2019	2020	2019
Foreign currency exchange contracts	Other expense	$2,028	$173	$3,971	$173

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
The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Purchase price	$147,939	$362,052
Allowance for credit losses	371,424	892,618
Amortized cost	519,363	1,254,670
Noncredit discount	786,512	1,754,227
Face value	1,305,875	3,008,897
Write-off of amortized cost	(519,363)	(1,254,670)
Write-off of noncredit discount	(786,512)	(1,754,227)
Negative allowance	147,939	362,052
Negative allowance for expected recoveries - current period purchases	$147,939	$362,052

The following table summarizes the changes in the balance of the investment in receivable portfolios during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$3,166,018	$3,211,587	$3,328,150	$3,137,893
Purchases of receivable portfolios	147,939	242,697	362,052	505,032
Deconsolidation of receivable portfolios(1)	(2,822)	—	(2,822)	—
Put-backs and Recalls	(6,326)	(1,395)	(11,394)	(5,095)
Disposals and transfers to assets held for sale	(1,182)	(2,327)	(2,713)	(5,916)
Cash collections	(508,215)	(514,881)	(1,035,494)	(1,028,734)
Revenue from receivable portfolios	335,287	312,495	692,652	623,653
Changes to expected current period recoveries	108,572	—	118,887	—
Changes to expected future period recoveries	(42,565)	—	(151,541)	—
Portfolios allowance reversal, net	—	2,063	—	3,430
Foreign currency adjustments	4,535	(25,671)	(96,536)	(5,695)
Balance, end of period	$3,201,241	$3,224,568	$3,201,241	$3,224,568
Revenue as a percentage of collections	66.0%	60.7%	66.9%	60.6%
_______________________
(1)Deconsolidation of receivable portfolios as a result of the Company’s divestiture of its investment in Brazil.
During the three months ended March 31, 2020, the Company reassessed its future forecasts of expected recoveries of receivable portfolios based on its best estimate of the potential impacts arising from the COVID-19 pandemic and recorded a provision for credit loss adjustment of $109.0 million. Based on the best information available to the Company at that time, the Company estimated that certain near-term future recoveries in 2020 would be delayed but that the majority of the portion of delayed collections would be recovered in 2021 and most of the remainder of those expected collections would be recovered in subsequent periods. During the three months ended June 30, 2020, the Company’s collections performance was significantly stronger than expected, which resulted in an over-performance against the updated forecast by $108.6 million. While the Company now has additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries in the second quarter, management considered historical and current collection performance, uncertainty in economic forecasts in the geographies in which the Company operates, and believes that most of the over-performance during the three months ended June 30, 2020 was a pull-forward of future expected recoveries rather than increased lifetime recoveries. As a result, the current period over-performance reduced estimated remaining collections (“ERC”), which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $42.6 million during the three months ended June 30, 2020. The circumstances around this pandemic are evolving rapidly and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.
Accretable yield represented the amount of revenue on purchased receivable portfolios the Company expected to recognize over the remaining life of its existing portfolios. The following table summarizes the change in accretable yield under the previous accounting guidance during the periods presented (in thousands):

Balance as of December 31, 2018	$4,026,206
Revenue from receivable portfolios	(311,158)
Allowance reversals on receivable portfolios, net	(1,367)
Additions on existing portfolios, net	38,313
Additions for current purchases	285,637
Effect of foreign currency translation	26,461
Balance as of March 31, 2019	4,064,092
Revenue from receivable portfolios	(312,495)
Allowance reversals on receivable portfolios, net	(2,063)
Additions on existing portfolios, net	145,359
Additions for current purchases	277,556
Effect of foreign currency translation	(46,526)
Balance as of June 30, 2019	$4,125,923
The following table summarizes the change in the valuation allowance for investment in receivable portfolios as accounted for under the previous accounting guidance during the periods presented (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Balance as of beginning of period	$59,428	$60,631
Provision for portfolio allowances	1,089	3,715
Reversal of prior allowances	(3,152)	(7,145)
Effect of foreign currency translation	(161)	3
Balance as of end of period	$57,204	$57,204

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
Net deferred court costs under the previous accounting method consisted of the following as of the date presented (in thousands):

December 31, 2019
Court costs advanced	$891,207
Court costs recovered	(369,043)
Court costs reserve	(421,992)
Deferred court costs, net	$100,172

A roll-forward of the Company’s court cost reserve as accounted for under the previous accounting method is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Balance as of beginning of period	$(399,991)	$(396,460)
Provision for court costs	(23,635)	(39,348)
Charge-offs	13,476	27,255
Effect of foreign currency translation	1,838	241
Balance as of end of period	$(408,312)	$(408,312)

Note 7: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$70,597	$75,254
Identifiable intangible assets, net	44,636	51,371
Assets held for sale	40,743	46,717
Deferred tax assets	32,555	24,134
Service fee receivables	21,027	27,705
Prepaid expenses	20,779	22,272
Other financial receivables	12,194	17,308
Other	47,385	64,462
Total	$289,916	$329,223

Note 8: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2020. The components of the Company’s consolidated borrowings were as follows (in thousands):

	June 30, 2020	December 31, 2019
Encore revolving credit facility	$528,000	$492,000
Encore term loan facility	164,033	171,677
Encore senior secured notes	276,250	308,750
Encore convertible notes and exchangeable notes	672,855	672,855
Less: debt discount	(24,169)	(30,308)
Cabot senior secured notes	1,085,279	1,129,039
Less: debt discount	(1,347)	(1,604)
Cabot senior revolving credit facility	203,349	285,749
Cabot securitisation senior facilities	433,976	464,092
Other	43,984	54,151
Finance lease liabilities	9,021	8,121
	3,391,231	3,554,522
Less: debt issuance costs, net of amortization	(37,501)	(41,325)
Total	$3,353,730	$3,513,197

Encore Revolving Credit Facility and Term Loan Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”). The total commitment for the Revolving Credit Facility is $884.2 million and matures in December 2021. The Term Loan Facility matures in December 2021 and the principal amortizes $15.3 million in 2020 with the remaining principal due in 2021.
Provisions of the Restated Credit Agreement as of June 30, 2020 include, but are not limited to:
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
As of June 30, 2020, the outstanding balance under the Revolving Credit Facility was $528.0 million, which bore a weighted average interest rate of 3.52% and 5.47% for the three months ended June 30, 2020 and 2019, respectively, and 4.01% and 5.48% for the six months ended June 30, 2020 and 2019, respectively. Available capacity under the Revolving Credit Facility, after taking into account borrowing base and applicable debt covenants, was $356.2 million as of June 30, 2020. As of June 30, 2020, the outstanding balance under the Term Loan Facility was $164.0 million.
On July 9, 2020, the Company entered into an amendment to the Restated Credit Agreement. Refer to “Note 14: Subsequent Events” for additional details of this amendment.

Encore Senior Secured Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Senior Secured Notes”). The Senior Secured Notes bear an annual interest rate of 5.625%, mature in 2024 and beginning in November 2019, require quarterly principal payments of $16.3 million. As of June 30, 2020, $276.3 million of the Senior Secured Notes remained outstanding.
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
Encore Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	June 30, 2020	December 31, 2019	Maturity Date	Interest Rate
2020 Convertible Notes(1)	$89,355	$89,355	Jul 1, 2020	3.000%
2021 Convertible Notes	161,000	161,000	Mar 15, 2021	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	3.250%
Exchangeable Notes	172,500	172,500	Sep 1, 2023	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	3.250%
	$672,855	$672,855
_______________________
(1)The 2020 Convertible Notes matured on July 1, 2020 and the Company repaid the outstanding principal in cash.
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
Prior to the close of business on the business day immediately preceding their respective conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective conversion or exchange dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of June 30, 2020 are listed below:

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
________________________
(1)The Company repurchased approximately $83.1 million aggregate principal amount of its 2020 Convertible Notes in August 2019 and paid-off the remaining $89.4 million 2020 Convertible Notes in cash when they matured on July 1, 2020.
The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	June 30, 2020	December 31, 2019
Liability component—principal amount	$672,855	$672,855
Unamortized debt discount	(24,169)	(30,308)
Liability component—net carrying amount	$648,686	$642,547
Equity component	$83,127	$83,127
The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense—stated coupon rate	$5,799	$5,571	$11,598	$10,908
Interest expense—amortization of debt discount	3,095	3,244	6,139	6,365
Interest expense—Convertible Notes and Exchangeable Notes	$8,894	$8,815	$17,737	$17,273
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
The details of the hedge program are listed below (in thousands, except conversion price):

	2020 Convertible Notes	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$18,113	$19,545	$17,785
Initial conversion or exchange price	$45.72	$59.39	$44.62
Effective conversion or exchange price	$61.55	$83.14	$62.48

Cabot Senior Secured Notes
The following table provides a summary of the Cabot senior secured notes ($ in thousands):

	June 30, 2020	December 31, 2019	Maturity Date	Interest Rate
Floating rate senior secured notes due 2024	$449,296	$448,921	Jun 1, 2024	EURIBOR +6.375%
Senior secured notes due 2023	635,983	680,118	Oct 1, 2023	7.500%
	$1,085,279	$1,129,039
Cabot Senior Revolving Credit Facility
Cabot Financial (UK) Limited (“Cabot Financial UK”) has an amended and restated senior secured revolving credit facility agreement (as amended and restated, the “Cabot Credit Facility”). As of June 30, 2020, the Cabot Credit Facility provided for a total committed facility of £375.0 million that expires in September 2023 and included the following key provisions:
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
As of June 30, 2020, the outstanding borrowings under the Cabot Credit Facility were £164.0 million (approximately $203.3 million). The weighted average interest rate was 3.15% and 3.36% for the three months ended June 30, 2020 and 2019, respectively, and 3.36% for the six months ended June 30, 2020 and 2019. Available capacity under the Cabot Credit Facility, after taking into account borrowing base and applicable debt covenants, was £211.0 million (approximately $261.6 million) as of June 30, 2020.
Cabot Securitisation Senior Facility
Cabot’s wholly owned subsidiary Cabot Securitisation UK Ltd (“Cabot Securitisation”) has a senior facility for a committed amount of £350.0 million (as amended, the “Cabot Securitisation Senior Facility”). The Cabot Securitisation Senior Facility matures in March 2025. Funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.06% plus, for periods after March 15, 2023, a step-up margin ranging from zero to 1.00%.
As of June 30, 2020, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $434.0 million). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £408.5 million (approximately $506.5 million) as of June 30, 2020. The weighted average interest rate was 3.14% and 3.33% for the three and six months ended June 30, 2020 and 3.75% for the three and six months ended June 30, 2019.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 9: Variable Interest Entities”, for further details.
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

The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. A reconsideration event is significant if it changes the design of the entity or the entity’s equity investment at risk. Prior to the purchase of all of the outstanding equity of CCM not owned by the Company, CCM’s indirect holding Company Janus Holdings S.á r.l. (“Janus Holdings”) was a VIE. Upon completion of the Cabot Transaction on July 24, 2018 and the subsequent change in organizational structure, Janus Holdings no longer qualified as a VIE and CCM is consolidated via the voting interest model.
As of June 30, 2020, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 10: Income Taxes
The Company recorded income tax expense of $35.6 million and $11.8 million during the three months ended June 30, 2020 and 2019, respectively, and income tax expense of $40.1 million and $15.4 million during the six months ended June 30, 2020 and 2019, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	2.5%	3.6%	3.2%	3.0%
Foreign income taxed at different rates	(0.4)%	(3.8)%	(0.3)%	(2.3)%
Change in valuation allowance(1)	(0.2)%	2.6%	2.3%	2.2%
Tax benefit from divestiture of foreign investment	(1.8)%	—%	(1.9)%	—%
Change in tax accounting method	—%	—%	—%	(8.9)%
Other	0.3%	0.8%	0.7%	0.2%
Effective tax rate	21.4%	24.2%	25.0%	15.2%
________________________
(1)Attributable to losses incurred at certain foreign subsidiaries with cumulative operating losses for tax purposes.
The Company utilized the discrete effective tax rate method (“discrete method”) for recording income taxes for the three and six months ended June 30, 2020. The Company believes the use of the discrete method is more appropriate than the application of the estimated annual effective tax rate (“AETR”) method due to uncertainty in estimating annual pre-tax earnings primarily due to the ongoing COVID-19 pandemic. The Company will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2020 and 2019, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of  $8.2 million as of June 30, 2020. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.6 million as of June 30, 2020. There was no material change in gross unrecognized tax benefits from December 31, 2019.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of June 30, 2020 was approximately $153.1 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which the Company does not consider under the indefinite reversal exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including modifications to the limitation on business interest expense and net operating loss regulations, and provides for a payment delay of employer payroll taxes and income taxes. The CARES Act did not have a material impact on the Company’s effective tax rate or income tax provision for the three and six months ended June 30, 2020.
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
As of June 30, 2020, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2020, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2020, the Company had entered into agreements to purchase receivable portfolios with a face value of approximately $2.3 billion for a purchase price of approximately $276.3 million.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues(1):
United States	$286,767	$199,388	$494,985	$388,760
International
Europe(2)	135,490	130,919	211,455	266,195
Other geographies	3,776	16,567	8,674	38,996
	139,266	147,486	220,129	305,191
Total	$426,033	$346,874	$715,114	$693,951
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
The Company performs its annual goodwill impairment testing in the fourth quarter of each year. During the impairment testing in 2019, both of the Company’s two reporting units had fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to assess whether a triggering event has occurred which would require interim impairment testing. During the first quarter of 2020, the Company concluded that an interim quantitative impairment test was not required. During the second quarter of 2020, the Company updated its consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test. The Company determined that there were no impairment indicators for either of the reporting units as of June 30, 2020. Therefore, an interim quantitative impairment test was not performed.
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
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$839,301	$882,884	$884,185	$868,126
Effect of foreign currency translation	(1,277)	(17,357)	(46,161)	(2,599)
Balance, end of period	$838,024	$865,527	$838,024	$865,527

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$60,802	$(17,301)	$43,501	$67,897	$(18,191)	$49,706
Developed technologies	4,301	(3,866)	435	4,734	(4,124)	610
Trade name and other	5,260	(4,560)	700	6,299	(5,244)	1,055
Total intangible assets	$70,363	$(25,727)	$44,636	$78,930	$(27,559)	$51,371

Note 14: Subsequent Events
On July 1, 2020, the Company’s 2020 Convertible Notes matured and the Company repaid the outstanding principal of $89.4 million in cash.
On July 9, 2020, the Company entered into an amendment to the Restated Credit Agreement, which provided for, among other things:
•a $243.2 million increase in commitments under the revolving credit facility from $884.2 million to $1,127.4 million,
•a $24.8 million increase in the term loan facility from $164.0 million outstanding to $188.8 million outstanding,
•an extension of the maturity date from December 2021 to July 2023 for portions of the Senior Secured Credit Facilities as detailed below,
•an accordion feature that allows the Company to increase the Senior Secured Credit Facilities by an additional $250.0 million, and
•a London Interbank Offered Rate (“LIBOR”) floor of 0.75% for the new and extended portions of the Senior Secured Credit Facilities maturing in July 2023.
After giving effect to the amendment, the Senior Secured Credit Facilities mature in July 2023, except with respect to (1) $138.1 million of non-extended revolving commitments under the Revolving Credit Facility and (2) $8.1 million of non-extended term loans, each of which still mature in December 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs or plans or the impacts of the COVID-19 pandemic, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A—Risk Factors” and those set forth in “Part II, Item 1A, Risk Factors” of this Quarterly Report could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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
Government Regulation
There have been various governmental actions taken, or proposed, in response to the COVID-19 pandemic, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. In addition, in certain jurisdictions courts have closed and/or government actions have affected the litigation process. Government actions have not been consistent across jurisdictions and the efficacy and ultimate effect of such actions is not known. We continue to monitor federal, state and international regulatory developments in relation to the COVID-19 pandemic and their potential impact on our operations.
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
We purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows us to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, we have been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and continue to expand in the United Kingdom and the rest of Europe with our acquisitions of portfolios and other credit management services providers.

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the second quarter remained favorable. Issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply.
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
Across all of our European markets, we are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply of portfolios to purchase. Due to the COVID-19 pandemic, banks have decreased portfolio sales to address customers’ needs. As a result, we expect a lower level of supply available for purchase in the near-term.
Purchased Receivables by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
MCM (United States)	$124,823	$179,877	$310,075	$354,104
Cabot (Europe)	23,116	57,206	51,977	140,846
Other geographies	—	5,614	—	10,082
Total purchases	$147,939	$242,697	$362,052	$505,032
During the three months ended June 30, 2020, we invested $147.9 million to acquire receivable portfolios, with face values aggregating $1.3 billion, for an average purchase price of 11.3% of face value. The amount invested in receivable portfolios decreased $94.8 million, or 39.1%, compared with the $242.7 million invested during the three months ended June 30, 2019, to acquire receivable portfolios with face values aggregating $2.3 billion, for an average purchase price of 10.5% of face value.
During the six months ended June 30, 2020, we invested $362.1 million to acquire receivable portfolios, with face values aggregating $3.0 billion, for an average purchase price of 12.0% of face value. The amount invested in receivable portfolios decreased $143.0 million, or 28.3%, compared with the $505.0 million invested during the six months ended June 30, 2019, to acquire receivable portfolios with face values aggregating $4.0 billion, for an average purchase price of 12.5% of face value.
In the United States, capital deployment decreased during the three and six months ended June 30, 2020 as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. A portion of the decrease in capital deployment in the U.S. for the three months ended June 30, 2020 resulted from our cautious approach to purchasing at the beginning of the quarter when the potential impacts of the COVID-19 pandemic were relatively unknown.

In Europe, capital deployment decreased during the three and six months ended June 30, 2020 as compared to the corresponding periods in the prior year. The decreases were primarily the result of a relatively limited supply of portfolios during the three and six months ended June 30, 2020 and a heightened return expectation as a result of greater uncertainty relating to the future impact of the COVID-19 pandemic.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our purchased receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. The collection agencies channel also includes collections on accounts purchased where we maintain the collection agency servicing until the accounts can be placed in our internal collection channels. The following table summarizes the total collections from receivable portfolios by collection channel and geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
MCM (United States):
Call center and digital collections	$248,853	$184,380	$463,091	$369,635
Legal collections	133,597	145,991	291,623	287,027
Collection agencies	3,602	2,920	6,067	6,223
Subtotal	386,052	333,291	760,781	662,885
Cabot (Europe):
Call center and digital collections	53,235	65,675	117,024	128,340
Legal collections	32,036	49,351	74,936	100,009
Collection agencies	31,100	43,233	68,514	90,710
Subtotal	116,371	158,259	260,474	319,059
Other geographies:
Call center and digital collections	—	10,037	—	20,237
Legal collections	—	1,267	—	2,797
Collection agencies	5,792	12,027	14,239	23,756
Subtotal	5,792	23,331	14,239	46,790
Total collections from purchased receivables	$508,215	$514,881	$1,035,494	$1,028,734
Gross collections from purchased receivables decreased by $6.7 million, or 1.3%, to $508.2 million during the three months ended June 30, 2020, from $514.9 million during the three months ended June 30, 2019. Gross collections from purchased receivables increased slightly by $6.8 million, or 0.7%, to $1,035.5 million during the six months ended June 30, 2020, from $1,028.7 million during the six months ended June 30, 2019.
Gross collections from receivable portfolios in the United States increased significantly in both periods presented. The increases were primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. Our consumer centric collection approach and our capacity buildup are driving a higher proportion of call center and digital collections compared to legal collections in the United States.
The decreases in collections from purchased receivables in Europe were primarily due to the impacts of the COVID-19 pandemic, and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
The decreases in collections from purchased receivables in other geographies were primarily due to the sale of our wholly-owned subsidiary Baycorp in August 2019.

The COVID-19 pandemic and the resulting containment measures, including impacts to the legal collections process, negatively affected legal collections beginning in late March 2020 and could continue to affect legal collections and related costs depending on the duration and severity of the COVID-19 pandemic and the resulting containment measures. We are closely monitoring the impacts of the COVID-19 pandemic on collections and cost-to-collect.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2020		2019
Revenues
Revenue from receivable portfolios	$335,287	78.7%	$312,495	90.1%
Changes in expected current and future recoveries	66,007	15.5%	—	—%
Servicing revenue	23,950	5.6%	32,316	9.3%
Other revenues	789	0.2%	—	—%
Total revenues	426,033	100.0%	344,811	99.4%
Allowance reversals on receivable portfolios, net			2,063	0.6%
Total revenues, adjusted by net allowances			346,874	100.0%
Operating expenses
Salaries and employee benefits	90,867	21.3%	96,227	27.8%
Cost of legal collections	37,356	8.8%	51,448	14.8%
Other operating expenses	28,275	6.6%	29,546	8.5%
Collection agency commissions	10,683	2.5%	13,560	3.9%
General and administrative expenses	28,618	6.7%	32,620	9.4%
Depreciation and amortization	10,542	2.5%	9,741	2.8%
Total operating expenses	206,341	48.4%	233,142	67.2%
Income from operations	219,692	51.6%	113,732	32.8%
Other expense
Interest expense	(50,327)	(11.8)%	(63,913)	(18.4)%
Other expense	(3,011)	(0.7)%	(1,244)	(0.4)%
Total other expense	(53,338)	(12.5)%	(65,157)	(18.8)%
Income before income taxes	166,354	39.1%	48,575	14.0%
Provision for income taxes	(35,570)	(8.3)%	(11,753)	(3.4)%
Net income	130,784	30.8%	36,822	10.6%
Net income attributable to noncontrolling interest	(452)	(0.1)%	(161)	0.0%
Net income attributable to Encore Capital Group, Inc. stockholders	$130,332	30.7%	$36,661	10.6%

	Six Months Ended June 30,
	2020		2019
Revenues
Revenue from receivable portfolios	$692,652	96.9%	$623,653	89.9%
Changes in expected current and future recoveries	(32,654)	(4.6)%	—	—%
Servicing revenue	52,630	7.4%	66,339	9.5%
Other revenues	2,486	0.3%	529	0.1%
Total revenues	715,114	100.0%	690,521	99.5%
Allowance reversals on receivable portfolios, net			3,430	0.5%
Total revenues, adjusted by net allowances			693,951	100.0%
Operating expenses
Salaries and employee benefits	183,965	25.7%	188,061	27.1%
Cost of legal collections	103,635	14.5%	100,475	14.5%
Other operating expenses	55,439	7.8%	59,160	8.5%
Collection agency commissions	23,859	3.3%	29,562	4.3%
General and administrative expenses	60,495	8.5%	72,167	10.4%
Depreciation and amortization	20,827	2.9%	19,736	2.8%
Total operating expenses	448,220	62.7%	469,161	67.6%
Income from operations	266,894	37.3%	224,790	32.4%
Other expense
Interest expense	(104,989)	(14.7)%	(118,880)	(17.1)%
Other expense	(1,572)	(0.2)%	(4,220)	(0.6)%
Total other expense	(106,561)	(14.9)%	(123,100)	(17.7)%
Income before income taxes	160,333	22.4%	101,690	14.7%
Provision for income taxes	(40,128)	(5.6)%	(15,426)	(2.2)%
Net income	120,205	16.8%	86,264	12.5%
Net income attributable to noncontrolling interest	(327)	0.0%	(349)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$119,878	16.8%	$85,915	12.4%

Results of Operations—Cabot Credit Management Limited
The following table summarizes the operating results contributed by CCM (which does not consolidate the results of its European affiliate Grove Europe S.á r.l.) during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$130,518	$126,993	$210,482	$256,005
Total operating expenses	(60,029)	(67,908)	(135,268)	(138,407)
Income from operations	70,489	59,085	75,214	117,598
Interest expense	(26,587)	(37,817)	(57,082)	(66,772)
Other income	2,214	436	3,914	134
Income before income taxes	46,116	21,704	22,046	50,960
Provision for income taxes	(7,937)	(3,401)	(5,843)	(8,832)
Net income	38,179	18,303	16,203	42,128
Net income attributable to noncontrolling interest	(452)	(161)	(327)	(349)
Net income attributable to Encore Capital Group, Inc. stockholders	$37,727	$18,142	$15,876	$41,779

Comparison of Results of Operations
Revenues
Our revenues primarily include revenue recognized from engaging in debt purchasing and recovery activities. Effective January 1, 2020, we adopted the CECL accounting standard. Under CECL, we apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in our consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. Revenue generated by such activities primarily includes two components: (1) the accretion of the discount on the negative allowance due to the passage of time, which is included in “Revenue from receivable portfolios” and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries, and is presented in our consolidated statements of operations as “Changes to expected current and future recoveries.”
Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to our adoption of CECL. We did not establish a negative allowance for these pools as we elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of these legacy pools. Similar to how we treated ZBA collections prior to the adoption of CECL, all subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in revenue from receivable portfolios in our consolidated statements of operations.
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

We have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The following table summarizes revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue recognized from portfolio basis	$321,693	$285,562	$36,131	12.7%
ZBA revenue	13,594	26,933	(13,339)	(49.5)%
Revenue from receivable portfolios	335,287	312,495	22,792	7.3%

Changes in expected current period recoveries	108,572
Changes in expected future period recoveries	(42,565)
Changes in expected current and future recoveries	66,007

Servicing revenue	23,950	32,316	(8,366)	(25.9)%
Other revenues	789	—	789	100.0%
Total revenues	$426,033	$344,811	$81,222	23.6%
Allowance reversals on receivable portfolios, net(1)		2,063
Total revenues, adjusted by net allowances		$346,874
________________________
(1)Amount includes $2.3 million of allowance reversals for zero-basis portfolios.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue recognized from portfolio basis	$662,508	$570,817	$91,691	16.1%
ZBA revenue	30,144	52,836	(22,692)	(42.9)%
Revenue from receivable portfolios	692,652	623,653	68,999	11.1%

Changes in expected current period recoveries	118,887
Changes in expected future period recoveries	(151,541)
Changes in expected current and future recoveries	(32,654)

Servicing revenue	52,630	66,339	(13,709)	(20.7)%
Other revenues	2,486	529	1,957	369.9%
Total revenues	$715,114	$690,521	$24,593	3.6%
Allowance reversals on receivable portfolios, net(1)		3,430
Total revenues, adjusted by net allowances		$693,951
________________________
(1)Amount includes $4.6 million of allowance reversals for zero-basis portfolios.

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 3.6% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and by 2.7% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
The increases in revenue recognized from portfolio basis during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 were primarily due to higher expected total future cash flows resulting from a change in the expected economic life of static pool groups based on a lifetime expected recovery model upon the adoption of CECL which led to increased EIR, and increased expected total future cash flows resulting from a change in our accounting policy for court costs. Under our new accounting policy, all future expected cash flows, including the expected total recoveries in our legal channel, are included in the initial curve in the establishment of negative allowance, which in turn, increased the EIR.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. Since our forecast period is on a rolling 15 year basis after the adoption of CECL, we do not expect to have new ZBA pools in the future.
Under CECL, changes to expected current period recoveries represent over and under-performance in the reporting period. Collections during the three and six months ended June 30, 2020 significantly outperformed the projected cash flows. We believe the collection over-performance was largely driven by the reduced near-term expected recoveries as a result of adjustments made to our projected cash flow forecast last quarter associated with the COVID-19 pandemic. The over-performance was also a result of our sustained improvements in portfolio collections driven by liquidation improvement initiatives.
During the three months ended March 31, 2020, we reassessed our future forecasts of expected recoveries of receivable portfolios based on our best estimate of the potential impacts arising from the COVID-19 pandemic and recorded a provision for credit loss adjustment of $109.0 million. Based on the best information available to us at that time, we estimated that certain near-term future recoveries in 2020 would be delayed but that the majority of the portion of delayed collections would be recovered in 2021 and most of the remainder of those expected collections would be recovered in subsequent periods. During the three months ended June 30, 2020, our collections performance was significantly stronger than expected, which resulted in an over-performance against the updated forecast by $108.6 million. While we now have additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries in the second quarter, management considered historical and current collection performance, uncertainty in economic forecasts in the geographies in which we operate, and believes that most of the over-performance during the three months ended June 30, 2020 was a pull-forward of future expected recoveries rather than increased lifetime recoveries. As a result, the current period over-performance reduced estimated remaining collections (“ERC”), which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $42.6 million during the three months ended June 30, 2020. The circumstances around this pandemic are evolving rapidly and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly.
The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2020			As of June 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,783	$12,793	$—	$—	—%
2011	6,219	5,258	986	2,037	88.6%
2012	6,637	5,960	622	4,734	42.0%
2013	16,139	13,980	2,280	11,673	40.5%
2014	11,836	8,879	413	42,223	6.7%
2015	18,192	8,294	2,315	66,266	3.8%
2016	32,383	14,859	4,928	121,260	3.8%
2017	53,067	27,126	8,826	160,945	5.2%
2018	80,548	40,622	8,554	330,994	3.8%
2019	102,208	68,373	8,973	576,090	3.8%
2020	46,040	23,621	18,825	295,844	3.7%
Subtotal	386,052	229,765	56,722	1,612,066	4.3%
Europe:
ZBA	42	42	—	—	—%
2013	19,950	20,484	(682)	214,729	3.2%
2014	18,197	16,611	2,604	186,825	3.0%
2015	11,683	10,204	3,036	144,087	2.4%
2016	10,511	10,089	2,164	125,458	2.8%
2017	19,002	14,484	(222)	255,956	1.9%
2018	17,453	14,193	(325)	303,117	1.6%
2019	16,489	13,156	1,051	237,120	1.8%
2020	3,044	2,611	1,325	51,822	2.3%
Subtotal	116,371	101,874	8,951	1,519,114	2.3%
Other geographies:
ZBA	762	759	—	—	—%
2014(1)	1,349	318	48	46,925	102.6%
2015(1)	948	489	144	3,429	96.7%
2016	446	398	40	1,801	7.2%
2017(1)	1,214	943	39	11,489	6.2%
2018	1,034	707	64	6,168	3.7%
2019	39	34	(1)	249	4.6%
2020	—	—	—	—	—%
Subtotal	5,792	3,648	334	70,061	7.3%
Total	$508,215	$335,287	$66,007	$3,201,241	3.4%
________________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Three Months Ended June 30, 2019			As of June 30, 2019
	Collections	Revenue from Receivable Portfolios	Net Reversal (Portfolio Allowance)	Unamortized Balances	Monthly EIR
United States:
ZBA	$26,263	$23,947	$2,318	$—	—%
2011	3,112	2,381	304	2,001	31.4%
2012	7,144	5,530	—	7,378	21.7%
2013	22,711	18,560	—	18,679	28.7%
2014	18,544	10,522	440	58,168	5.5%
2015	22,772	9,001	—	95,565	2.9%
2016	42,248	18,770	—	184,492	3.1%
2017	66,756	33,886	—	246,610	4.2%
2018	89,079	51,810	—	489,514	3.4%
2019	34,662	21,980	—	338,767	3.2%
Subtotal	333,291	196,387	3,062	1,441,174	4.0%
Europe:
ZBA	102	103	—	—	—%
2013	28,361	22,370	—	234,929	3.1%
2014	27,071	18,187	1	214,843	2.7%
2015	17,905	10,544	73	166,609	2.0%
2016	16,395	10,623	—	150,196	2.4%
2017	30,252	16,579	—	315,346	1.7%
2018	30,523	18,153	—	402,783	1.5%
2019	7,650	5,245	—	136,094	1.7%
Subtotal	158,259	101,804	74	1,620,800	2.1%
Other geographies:
ZBA	2,883	2,883	—	—	—%
2014	879	207	—	64,284	12.2%
2015	5,324	3,659	—	16,527	9.3%
2016	3,667	1,891	(1,073)	21,924	2.6%
2017	4,413	2,438	—	27,122	3.9%
2018	4,676	2,573	—	23,865	3.4%
2019	1,489	653	—	8,872	3.3%
Subtotal	23,331	14,304	(1,073)	162,594	4.1%
Total	$514,881	$312,495	$2,063	$3,224,568	3.0%

	Six Months Ended June 30, 2020			As of June 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$28,057	$28,067	$—	$—	—%
2011	13,468	12,123	771	2,037	88.6%
2012	15,132	13,624	142	4,734	42.0%
2013	33,826	32,116	(1,704)	11,673	40.5%
2014	26,427	18,968	(1,613)	42,223	6.7%
2015	36,494	17,603	1,236	66,266	3.8%
2016	65,760	31,644	2,516	121,260	3.8%
2017	108,502	57,976	7,723	160,945	5.2%
2018	169,966	87,560	(7,075)	330,994	3.8%
2019	204,742	140,421	6,869	576,090	3.8%
2020	58,407	31,796	13,815	295,844	3.7%
Subtotal	760,781	471,898	22,680	1,612,066	4.3%
Europe:
ZBA	100	100	—	—	—%
2013	45,209	42,746	(6,988)	214,729	3.2%
2014	41,468	34,498	(2,368)	186,825	3.0%
2015	26,856	21,393	940	144,087	2.4%
2016	23,613	21,348	(8,864)	125,458	2.8%
2017	42,496	30,180	(9,914)	255,956	1.9%
2018	40,111	29,855	(22,818)	303,117	1.6%
2019	36,595	27,448	(6,582)	237,120	1.8%
2020	4,026	4,011	1,574	51,822	2.3%
Subtotal	260,474	211,579	(55,020)	1,519,114	2.3%
Other geographies:
ZBA	1,980	1,977	—	—	—%
2014(1)	2,523	863	29	46,925	102.6%
2015(1)	2,505	1,430	220	3,429	96.7%
2016	1,417	1,084	(209)	1,801	7.2%
2017(1)	3,089	2,083	(284)	11,489	6.2%
2018	2,614	1,662	(56)	6,168	3.7%
2019	111	76	(14)	249	4.6%
2020	—	—	—	—	—%
Subtotal	14,239	9,175	(314)	70,061	7.3%
Total	$1,035,494	$692,652	$(32,654)	$3,201,241	3.4%
________________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Six Months Ended June 30, 2019			As of June 30, 2019
	Collections	Revenue from Receivable Portfolios	Net Reversal (Portfolio Allowance)	Unamortized Balances	Monthly EIR
United States:
ZBA	$51,794	$47,217	$4,585	$—	—%
2011	5,876	4,661	304	2,001	31.4%
2012	14,480	11,626	273	7,378	21.7%
2013	44,745	37,739	(52)	18,679	28.7%
2014	38,211	21,344	1,530	58,168	5.5%
2015	47,740	19,197	—	95,565	2.9%
2016	89,702	39,423	(896)	184,492	3.1%
2017	144,050	69,512	—	246,610	4.2%
2018	183,360	104,484	—	489,514	3.4%
2019	42,927	27,872	—	338,767	3.2%
Subtotal	662,885	383,075	5,744	1,441,174	4.0%
Europe:
ZBA	193	194	—	—	—%
2013	58,471	45,667	—	234,929	3.1%
2014	55,191	37,866	(174)	214,843	2.7%
2015	37,414	21,691	(183)	166,609	2.0%
2016	33,218	21,902	(29)	150,196	2.4%
2017	62,554	33,945	—	315,346	1.7%
2018	60,602	37,144	—	402,783	1.7%
2019	11,416	8,238	—	136,094	1.5%
Subtotal	319,059	206,647	(386)	1,620,800	2.1%
Other geographies:
ZBA	5,425	5,425	—	—	—%
2014	1,824	4,861	—	64,284	12.2%
2015	10,734	8,077	—	16,527	9.3%
2016	7,906	3,958	(1,061)	21,924	2.6%
2017	9,170	5,365	—	27,122	3.9%
2018	9,807	5,437	(867)	23,865	3.4%
2019	1,924	808	—	8,872	3.3%
Subtotal	46,790	33,931	(1,928)	162,594	4.1%
Total	$1,028,734	$623,653	$3,430	$3,224,568	3.0%
The decreases in servicing revenues during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 were primarily attributable to the sale of Baycorp in August 2019. Through Baycorp, we earned servicing revenues during the three and six months ended June 30, 2019. The decreases were also driven by the COVID-19 pandemic and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
The increases in other revenues during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 were due to increased gains recognized upon sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios in Europe and LAAP.
Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Salaries and employee benefits	$90,867	$96,227	$(5,360)	(5.6)%
Cost of legal collections	37,356	51,448	(14,092)	(27.4)%
Other operating expenses	28,275	29,546	(1,271)	(4.3)%
Collection agency commissions	10,683	13,560	(2,877)	(21.2)%
General and administrative expenses	28,618	32,620	(4,002)	(12.3)%
Depreciation and amortization	10,542	9,741	801	8.2%
Total operating expenses	$206,341	$233,142	$(26,801)	(11.5)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Salaries and employee benefits	$183,965	$188,061	$(4,096)	(2.2)%
Cost of legal collections	103,635	100,475	3,160	3.1%
Other operating expenses	55,439	59,160	(3,721)	(6.3)%
Collection agency commissions	23,859	29,562	(5,703)	(19.3)%
General and administrative expenses	60,495	72,167	(11,672)	(16.2)%
Depreciation and amortization	20,827	19,736	1,091	5.5%
Total operating expenses	$448,220	$469,161	$(20,941)	(4.5)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 3.6% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and by 2.7% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The decreases in salaries and employee benefits during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily due to the following reasons:
•Decrease in headcount in other geographies as a result of the sale of Baycorp in August 2019;
•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound;
•Partially offset by increased stock compensation due to adjustments to estimated vesting of certain performance-based awards.

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

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Court costs	$16,347	$24,335	$(7,988)	(32.8)%
Legal collection fees	21,009	27,113	(6,104)	(22.5)%
Total cost of legal collections	$37,356	$51,448	$(14,092)	(27.4)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Court costs	$57,702	$44,814	$12,888	28.8%
Legal collection fees	45,933	55,661	(9,728)	(17.5)%
Total cost of legal collections	$103,635	$100,475	$3,160	3.1%
The decrease in cost of legal collections during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the following reasons:
•Lower court costs as authorities implemented numerous measures to contain the outbreak of COVID-19 including court closures in certain jurisdictions;
•Reduced legal collection fees as a result of deceleration in the legal channel due to the COVID-19 pandemic;
•Partially offset by the increase in cost of legal collections due to the expensing of all court costs as incurred as discussed above.
The increase in cost of legal collections during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the following reasons:
•No longer capitalizing upfront court costs but rather expensing all court costs as incurred;
•Partially offset by lower court costs spending due to court closures in certain jurisdictions.
Other Operating Expenses
The decreases in other operating expenses during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily due to the following reasons:
•Lower collection expenses primarily due to the sale of Baycorp in August 2019;
•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound;
•Reduced expenditures for temporary services and direct collection expenses.
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
The decreases in collections agency commissions during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily due to the following reasons:

•The progressive decrement of portfolio collections in other geographies; and
•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
General and Administrative Expenses
The decreases in general and administrative expense during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily due to the following reasons:
•Reduced travel and facilities expenses, and consulting fees;
•Lower general and administrative expenses due to the sale of Baycorp in August 2019; and
•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Depreciation and Amortization
The increases in depreciation and amortization expense during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily due to the following reasons:
•Increased depreciation expense primarily incurred at our U.S. facilities;
•Partially offset by the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Interest Expense
The following table summarizes our interest expense (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Stated interest on debt obligations	$44,127	$48,566	$(4,439)	(9.1)%
Amortization of debt issuance costs	2,932	11,939	(9,007)	(75.4)%
Amortization of debt discount	3,268	3,408	(140)	(4.1)%
Total interest expense	$50,327	$63,913	$(13,586)	(21.3)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Stated interest on debt obligations	$92,882	$96,884	$(4,002)	(4.1)%
Amortization of debt issuance costs	5,710	15,265	(9,555)	(62.6)%
Amortization of debt discount	6,397	6,731	(334)	(5.0)%
Total interest expense	$104,989	$118,880	$(13,891)	(11.7)%
The decreases in interest expense during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily due to the following reasons:
•$9.0 million of Euro-denominated bond refinancing fees incurred during the three and six months ended June 30, 2019;
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

Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $3.0 million during the three months ended June 30, 2020 and $1.2 million during the three months ended June 30, 2019. Other expense was $1.6 million during the six months ended June 30, 2020 and $4.2 million during the six months ended June 30, 2019.
Other expense recognized during the three and six months ended June 30, 2020 primarily included a loss of $4.8 million as a result of the divestiture of our investment in Brazil. This loss was partially offset by other income from fair value changes for currency exchange forward contracts which were not designated as hedge instruments for accounting purposes. Other expense recognized during the three and six months ended June 30, 2019 was primarily due to foreign currency exchange losses.
Provision for Income Taxes
We recorded income tax expense of $35.6 million and $11.8 million during the three months ended June 30, 2020 and 2019, respectively, and income tax expense of $40.1 million and $15.4 million during the six months ended June 30, 2020 and 2019, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	2.5%	3.6%	3.2%	3.0%
Foreign income taxed at different rates	(0.4)%	(3.8)%	(0.3)%	(2.3)%
Change in valuation allowance(1)	(0.2)%	2.6%	2.3%	2.2%
Tax benefit from divestiture of foreign investment	(1.8)%	—%	(1.9)%	—%
Change in tax accounting method	—%	—%	—%	(8.9)%
Other	0.3%	0.8%	0.7%	0.2%
Effective tax rate	21.4%	24.2%	25.0%	15.2%
________________________
(1)Attributable to losses incurred at certain foreign subsidiaries with cumulative operating losses for tax purposes.
We utilized the discrete effective tax rate method (“discrete method”) for recording income taxes for the three and six months ended June 30, 2020. We believe the use of the discrete method is more appropriate than the application of the estimated annual effective tax rate (“AETR”) method due to uncertainty in estimating annual pre-tax earnings primarily due to the ongoing COVID-19 pandemic. We will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
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
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2020 and 2019, was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $8.2 million as of June 30, 2020. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.6 million as of June 30, 2020. There was no material change in gross unrecognized tax benefits from December 31, 2019.

We have not provided for applicable income or withholding taxes on the undistributed earnings for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of June 30, 2020 was approximately $153.1 million. Such undistributed earnings are considered permanently reinvested. We do not provide for deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which we do not consider under the indefinite reversal exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
The UK Finance Act 2020 received Royal Assent in the United Kingdom on July 22, 2020, changing the corporate income tax rate from the previously enacted 17% to 19% effective on April 1, 2020. This change in tax rate is not expected to have a material impact to our financial results.
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
The following table provides a reconciliation between net income and diluted earnings per share attributable to Encore calculated in accordance with GAAP, to adjusted net income and adjusted earnings per share attributable to Encore, respectively (in thousands, except per share data):

	Three Months Ended June 30,
	2020		2019
	$	Per Diluted Share	$	Per Diluted Share
GAAP net income attributable to Encore, as reported	$130,332	$4.13	$36,661	$1.17
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	4,048	0.13	4,038	0.13
Acquisition, integration and restructuring related expenses(1)	4,776	0.15	1,318	0.04
Amortization of certain acquired intangible assets(2)	1,791	0.06	1,837	0.06
Net gain on fair value adjustments to contingent consideration(3)	—	—	(2,199)	(0.07)
Income tax effect of above non-GAAP adjustments and certain discrete tax items(4)	(4,097)	(0.13)	(1,388)	(0.05)
Adjusted net income attributable to Encore	$136,850	$4.34	$40,267	$1.28
________________________

(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)We have acquired intangible assets, such as trade names and customer relationships, as a result of our acquisition of debt solution service providers. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income attributable to Encore and adjusted earnings per share.
(3)Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(4)Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.

	Six Months Ended June 30,
	2020		2019
	$	Per Diluted Share	$	Per Diluted Share
GAAP net income attributable to Encore, as reported	$119,878	$3.79	$85,915	$2.74
Adjustments:
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	8,025	0.25	8,040	0.26
Acquisition, integration and restructuring related expenses(1)	4,963	0.16	2,526	0.08
Amortization of certain acquired intangible assets(2)	3,434	0.11	3,714	0.12
Net gain on fair value adjustments to contingent consideration(3)	—	—	(2,199)	(0.07)
Income tax effect of above non-GAAP adjustments and certain discrete tax items(4)	(5,347)	(0.17)	(2,771)	(0.10)
Change in tax accounting method(5)	—	—	(9,070)	(0.29)
Adjusted net income attributable to Encore	$130,953	$4.14	$86,155	$2.74
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)We have acquired intangible assets, such as trade names and customer relationships, as a result of our acquisition of debt solution service providers. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income attributable to Encore and adjusted income per share.
(3)Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(4)Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.
(5)Amount represents the benefit from the tax accounting method change related to revenue reporting. We adjust for certain discrete tax items that are not indicative of our ongoing operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net income, as reported	$130,784	$36,822	$120,205	$86,264
Adjustments:
Interest expense	50,327	63,913	104,989	118,880
Interest income	(559)	(1,238)	(1,559)	(2,260)
Provision for income taxes	35,570	11,753	40,128	15,426
Depreciation and amortization	10,542	9,741	20,827	19,736
Stock-based compensation expense	4,778	3,581	9,305	5,407
Net gain on fair value adjustments to contingent consideration(1)	—	(2,199)	—	(2,199)
Acquisition, integration and restructuring related expenses(2)	4,776	1,318	4,963	2,526
Adjusted EBITDA	$236,218	$123,691	$298,858	$243,780
Collections applied to principal balance(3)	$106,921	$200,323	$375,496	$401,651
________________________
(1)Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(2)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)For periods subsequent to January 1, 2020 amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) changes in expected recoveries. For periods prior to January 1, 2020, amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP total operating expenses, as reported	$206,341	$233,142	$448,220	$469,161
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(42,386)	(42,232)	(83,875)	(88,314)
Stock-based compensation expense	(4,778)	(3,581)	(9,305)	(5,407)
Gain on fair value adjustments to contingent consideration(2)	—	2,199	—	2,199
Acquisition, integration and restructuring related expenses(3)	32	(1,318)	(155)	(2,526)
Adjusted operating expenses related to portfolio purchasing and recovery business	$159,209	$188,210	$354,885	$375,113
________________________
(1)Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.
(2)Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(3)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	32.0%	39.2%	35.7%	39.4%
Europe	27.7%	28.8%	28.9%	28.2%
Other geographies	59.7%	51.2%	55.5%	51.2%
Overall cost per dollar collected	31.3%	36.6%	34.3%	36.5%
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

Despite the increase in expense due to the accounting policy change discussed above, cost-to-collect decreased during the periods presented, due to a combination of (1) continued improvement in operational efficiencies in the collection process and (2) a large reduction in legal channel spending due to court closures in certain jurisdictions as a result of the COVID-19 pandemic and (3) collection mix shifting towards non-legal collection, which has a lower cost-to-collect. Collections from other geographies continue to decline as we continue to focus on the U.S. and European markets. Cost-to-collect in LAAP is expected to stay at an elevated level and will continue to fluctuate over time.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2020
		<2011	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total(2)	Multiple(3)
United States:
<2011	$1,760,993	$3,222,155	$637,415	$458,336	$328,076	$236,557	$180,622	$129,676	$99,169	$80,397	$65,855	$27,872	$5,466,130	3.1
2011	383,797	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	33,445	13,591	1,141,880	3.0
2012	548,812	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	15,163	1,262,917	2.3
2013	551,909	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	33,857	1,502,575	2.7
2014	517,720	—	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	26,427	1,000,911	1.9
2015	499,318	—	—	—	—	—	105,610	231,102	186,391	125,673	85,042	36,494	770,312	1.5
2016	553,459	—	—	—	—	—	—	110,875	283,035	234,690	159,279	65,760	853,639	1.5
2017	528,526	—	—	—	—	—	—	—	111,902	315,853	255,048	108,502	791,305	1.5
2018	631,100	—	—	—	—	—	—	—	—	175,042	351,696	169,966	696,704	1.1
2019	677,933	—	—	—	—	—	—	—	—	—	174,693	204,742	379,435	0.6
2020	308,640	—	—	—	—	—	—	—	—	—	—	58,407	58,407	0.2
Subtotal	6,962,207	3,222,155	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	760,781	13,924,215	2.0
Europe:
2013	619,079	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	45,266	1,199,455	1.9
2014	623,129	—	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	41,468	903,985	1.5
2015	419,941	—	—	—	—	—	65,870	127,084	103,823	88,065	72,277	26,886	484,005	1.2
2016	258,218	—	—	—	—	—	—	44,641	97,587	83,107	63,198	23,626	312,159	1.2
2017	461,571	—	—	—	—	—	—	—	68,111	152,926	118,794	42,496	382,327	0.8
2018	433,302	—	—	—	—	—	—	—	—	49,383	118,266	40,111	207,760	0.5
2019	273,354	—	—	—	—	—	—	—	—	—	44,118	36,595	80,713	0.3
2020	51,976	—	—	—	—	—	—	—	—	—	—	4,026	4,026	0.1
Subtotal	3,140,570	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	260,474	3,574,430	1.1
Other geographies:
2012	6,721	—	—	—	3,848	2,561	1,208	542	551	422	390	129	9,651	1.4
2013	29,568	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	479	47,031	1.6
2014	86,989	—	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	2,764	71,157	0.8
2015	83,198	—	—	—	—	—	15,061	57,064	43,499	32,622	17,499	2,505	168,250	2.0
2016	64,450	—	—	—	—	—	—	29,269	39,710	28,992	16,078	2,548	116,597	1.8
2017	49,670	—	—	—	—	—	—	—	15,471	23,075	15,383	3,089	57,018	1.1
2018	26,371	—	—	—	—	—	—	—	—	12,910	15,008	2,614	30,532	1.2
2019	2,668	—	—	—	—	—	—	—	—	—	3,198	111	3,309	1.2
2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	349,635	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	14,239	503,545	1.4
Total	$10,452,412	$3,222,155	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$1,035,494	$18,002,190	1.7
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2020, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through June 30, 2020 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections from purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2011	$1,760,993	$5,466,130	$136,727	$5,602,857	3.2
2011	383,797	1,141,880	67,530	1,209,410	3.2
2012	548,812	1,262,917	76,765	1,339,682	2.4
2013(3)	551,909	1,502,575	211,777	1,714,352	3.1
2014(3)	517,720	1,000,911	138,287	1,139,198	2.2
2015	499,318	770,312	147,952	918,264	1.8
2016	553,459	853,639	272,843	1,126,482	2.0
2017	528,526	791,305	424,388	1,215,693	2.3
2018	631,100	696,704	699,385	1,396,089	2.2
2019	677,933	379,435	1,225,516	1,604,951	2.4
2020	308,640	58,407	689,851	748,258	2.4
Subtotal	6,962,207	13,924,215	4,091,021	18,015,236	2.6
Europe:
2013(3)	619,079	1,199,455	859,064	2,058,519	3.3
2014(3)	623,129	903,985	647,093	1,551,078	2.5
2015(3)	419,941	484,005	414,943	898,948	2.1
2016	258,218	312,159	331,622	643,781	2.5
2017	461,571	382,327	568,662	950,989	2.1
2018	433,302	207,760	620,338	828,098	1.9
2019	273,354	80,713	521,199	601,912	2.2
2020	51,976	4,026	125,964	129,990	2.5
Subtotal	3,140,570	3,574,430	4,088,885	7,663,315	2.4
Other geographies:
2012	6,721	9,651	309	9,960	1.5
2013	29,568	47,031	1,539	48,570	1.6
2014	86,989	71,157	50,491	121,648	1.4
2015	83,198	168,250	17,807	186,057	2.2
2016	64,450	116,597	8,206	124,803	1.9
2017	49,670	57,018	30,976	87,994	1.8
2018	26,371	30,532	12,296	42,828	1.6
2019	2,668	3,309	515	3,824	1.4
2020	—	—	—	—	—
Subtotal	349,635	503,545	122,139	625,684	1.8
Total	$10,452,412	$18,002,190	$8,302,045	$26,304,235	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2020, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections from purchased receivable portfolios and estimated future cash flows from real estate-owned assets by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2020(3)	2021	2022	2023	2024	2025	2026	2027	2028	>2028	Total(2)
United States:
<2011	$21,270	$39,383	$25,204	$17,496	$12,114	$8,246	$5,561	$3,684	$2,272	$1,497	$136,727
2011	10,494	18,286	11,863	8,328	5,863	4,135	2,921	2,069	1,470	2,101	67,530
2012	11,709	21,201	13,334	9,328	6,562	4,625	3,266	2,311	1,640	2,789	76,765
2013(4)	27,765	56,540	37,572	26,544	18,802	13,336	9,462	6,715	4,768	10,273	211,777
2014(4)	20,724	38,885	24,046	16,545	11,387	8,030	5,681	4,024	2,853	6,112	138,287
2015	25,073	40,373	26,799	17,907	12,008	7,950	5,435	3,828	2,702	5,877	147,952
2016	46,293	76,902	46,432	31,704	22,074	15,335	10,474	7,342	5,163	11,124	272,843
2017	72,704	119,204	76,679	48,814	33,024	22,841	15,787	10,960	7,724	16,651	424,388
2018	123,089	208,035	130,638	83,883	52,785	34,722	22,907	15,097	9,871	18,358	699,385
2019	208,324	384,594	207,586	129,623	88,517	61,172	43,469	31,721	23,032	47,478	1,225,516
2020	78,923	182,968	160,937	90,058	55,489	37,568	25,411	17,992	12,930	27,575	689,851
Subtotal	646,368	1,186,371	761,090	480,230	318,625	217,960	150,374	105,743	74,425	149,835	4,091,021
Europe:
2013(4)	45,229	93,809	88,740	83,497	76,633	69,150	61,994	55,516	50,826	233,670	859,064
2014(4)	38,719	78,597	72,434	66,492	58,996	52,425	44,306	39,112	35,060	160,952	647,093
2015(4)	25,706	52,020	46,861	42,322	37,626	33,705	29,145	25,021	22,438	100,099	414,943
2016	20,641	57,803	51,703	36,936	31,373	26,140	21,846	17,984	15,143	52,053	331,622
2017	38,821	86,199	77,984	64,934	54,474	45,113	37,482	32,398	26,415	104,842	568,662
2018	39,104	93,018	79,889	68,659	59,330	50,974	43,843	37,421	31,003	117,097	620,338
2019	35,870	79,678	71,010	60,570	50,263	41,274	34,125	29,136	24,957	94,316	521,199
2020	6,155	19,893	19,315	15,621	12,872	10,448	8,700	6,889	5,726	20,345	125,964
Subtotal	250,245	561,017	507,936	439,031	381,567	329,229	281,441	243,477	211,568	883,374	4,088,885
Other geographies:
2012	79	148	82	—	—	—	—	—	—	—	309
2013	334	604	396	205	—	—	—	—	—	—	1,539
2014	3,174	9,417	7,533	6,748	5,685	4,267	2,507	1,427	1,299	8,434	50,491
2015	1,736	3,320	2,806	2,536	1,702	1,115	820	719	621	2,432	17,807
2016	1,906	3,313	1,831	628	259	172	97	—	—	—	8,206
2017	3,633	7,389	5,271	3,794	2,011	1,778	1,331	763	668	4,338	30,976
2018	2,180	3,853	2,558	1,772	876	470	307	201	79	—	12,296
2019	103	174	108	72	49	9	—	—	—	—	515
2020	—	—	—	—	—	—	—	—	—	—	—
Subtotal	13,145	28,218	20,585	15,755	10,582	7,811	5,062	3,110	2,667	15,204	122,139
Portfolio ERC	909,758	1,775,606	1,289,611	935,016	710,774	555,000	436,877	352,330	288,660	1,048,413	8,302,045
REO ERC(5)	12,325	32,838	18,128	8,275	6,620	1,533	65	—	—	—	79,784
Total ERC	$922,083	$1,808,444	$1,307,739	$943,291	$717,394	$556,533	$436,942	$352,330	$288,660	$1,048,413	$8,381,829
________________________
(1)As of June 30, 2020, ERC for Zero Basis Portfolios include approximately $136.7 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of June 30, 2020, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,818,465	$4,012,375
Europe	2,876,901	3,472,945
Other geographies	102,826	110,630
Portfolio ERC	$6,798,192	$7,595,950
REO ERC	$79,784	$79,784
Total ERC	$6,877,976	$7,675,734
(3)Amount for 2020 consists of six months data from July 1, 2020 to December 31, 2020.
(4)Includes portfolios acquired in connection with certain business combinations.
(5)Real estate-owned assets ERC includes approximately $77.8 million and $2.0 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Principal
As of June 30, 2020, we had $3.2 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2020(1)	$213,151	$45,340	$6,266	$264,757
2021	503,325	181,588	16,051	700,964
2022	323,691	177,631	13,138	514,460
2023	189,744	153,392	8,368	351,504
2024	119,816	134,777	6,018	260,611
2025	80,203	116,596	4,699	201,498
2026	54,114	98,558	2,791	155,463
2027	38,151	85,497	1,585	125,233
2028	27,300	75,280	1,367	103,947
2029	19,178	67,113	1,299	87,590
2030	13,606	62,906	1,299	77,811
2031	9,831	62,278	1,299	73,408
2032	7,343	63,709	1,299	72,351
2033	5,898	68,709	1,299	75,906
2034	5,343	76,771	1,299	83,413
2035	1,372	48,969	1,984	52,325
Total	$1,612,066	$1,519,114	$70,061	$3,201,241
________________________
(1)Amount for 2020 consists of six months data from July 1, 2020 to December 31, 2020.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2018	973	$1,799,804	$276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,022	214,113
Q2 2020	754	1,305,875	147,939

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Net cash provided by operating activities	$209,715	$108,820
Net cash used in investing activities	(11,013)	(115,688)
Net cash (used in) provided by financing activities	(87,568)	27,578
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in expected recoveries, allowance charges and stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Net cash provided by operating activities increased $100.9 million for the six months ended June 30, 2020 as compared to the prior period, mainly driven by significant increase in net income, changes in expected recoveries compared to the prior year net allowance reversals, and the change in prepaid income tax and income taxes payable.

Investing Cash Flows
Cash used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios.
Net cash used in investing activities decreased $104.7 million for the six months ended June 30, 2020 as compared to the prior period, mainly driven by reduced purchasing volume. Receivable portfolio purchases, net of put-backs, were $350.7 million and $499.9 million during the six months ended June 30, 2020 and 2019, respectively. Collection proceeds applied to the principal of our receivable portfolios, net, were $342.8 million and $405.1 million during the six months ended June 30, 2020 and 2019, respectively.
Financing Cash Flows
Net cash used in financing activities was $87.6 million during the six months ended June 30, 2020, and net cash provided by financing activities was $27.6 million during the six months ended June 30, 2019. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $279.1 million and $322.9 million during the six months ended June 30, 2020 and 2019, respectively. Repayments of amounts outstanding under our credit facilities were $315.6 million and $276.2 million during the six months ended June 30, 2020 and 2019, respectively. Repayment of senior secured notes was $32.5 million and $460.5 million during the six months ended June 30, 2020 and 2019, respectively. The repayment of senior secured notes during the six months ended June 30, 2019 was made using approximately $460.5 million of proceeds received from the issuance of Cabot’s senior secured notes due 2024.
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
Currently, all of our portfolio purchases are funded with cash from operations, cash collections from our investment in receivable portfolios, and our bank borrowings. On July 9, 2020, we amended our revolving credit facility and term loan facility (together, the “Senior Secured Credit Facilities”), which increased the total commitments of the revolving credit facility to $1,127.4 million, increased the term loan facility to $188.8 million, and extended the maturity date for portions of the Senior Secured Facilities from December 2021 to July 2023.
Additionally, we paid-off $89.4 million of convertible senior notes that matured on July 1, 2020 using cash on hand.
We are in material compliance with all covenants under our financing arrangements. See “Note 8: Borrowings” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents as of June 30, 2020 consisted of $167.6 million held by U.S.-based entities and $126.2 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $21.1 million as of June 30, 2020.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of June 30, 2020, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Interest Rates. As of June 30, 2020, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
Except as noted below there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II-Item 1A-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1+	Non-Employee Director Compensation Program Guidelines, effective June 17, 2020 (filed herewith)

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
Date: August 5, 2020