Form 10-Q
period 2020-09-30
ENCORE CAPITAL GROUP INC
filed 2020-11-02
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2020
Common Stock, $0.01 par value	31,344,685 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$169,983	$192,335
Investment in receivable portfolios, net	3,265,992	3,283,984
Deferred court costs, net	—	100,172
Property and equipment, net	120,125	120,051
Other assets	309,296	329,223
Goodwill	866,657	884,185
Total assets	$4,732,053	$4,909,950
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$221,837	$223,911
Borrowings	3,252,101	3,513,197
Other liabilities	130,859	147,436
Total liabilities	3,604,797	3,884,544
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 31,345 and 31,097 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	313	311
Additional paid-in capital	227,113	222,590
Accumulated earnings	1,018,348	888,058
Accumulated other comprehensive loss	(121,098)	(88,766)
Total Encore Capital Group, Inc. stockholders’ equity	1,124,676	1,022,193
Noncontrolling interest	2,580	3,213
Total equity	1,127,256	1,025,406
Total liabilities and equity	$4,732,053	$4,909,950
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

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$238	$34
Investment in receivable portfolios, net	528,481	539,596
Other assets	4,773	4,759
Liabilities
Borrowings	452,299	464,092
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Revenue from receivable portfolios	$342,489	$316,217	$1,035,141	$939,870
Changes in expected current and future recoveries	30,451	—	(2,203)	—
Servicing revenue	29,787	31,060	82,417	97,399
Other revenues	949	144	3,435	673
Total revenues	403,676	347,421	1,118,790	1,037,942
Allowance reversals on receivable portfolios, net		8,515		11,945
Total revenues, adjusted by net allowances		355,936		1,049,887
Operating expenses
Salaries and employee benefits	95,979	96,638	279,944	284,699
Cost of legal collections	60,383	48,971	164,018	149,446
General and administrative expenses	53,459	38,168	113,954	110,335
Other operating expenses	28,088	25,753	83,527	84,913
Collection agency commissions	12,703	17,343	36,562	46,905
Depreciation and amortization	10,609	10,000	31,436	29,736
Goodwill impairment	—	10,718	—	10,718
Total operating expenses	261,221	247,591	709,441	716,752
Income from operations	142,455	108,345	409,349	333,135
Other expense
Interest expense	(67,962)	(54,365)	(172,951)	(173,245)
Other income (expense)	361	(11,546)	(1,211)	(15,766)
Total other expense	(67,601)	(65,911)	(174,162)	(189,011)
Income before income taxes	74,854	42,434	235,187	144,124
Provision for income taxes	(19,747)	(3,021)	(59,875)	(18,447)
Net income	55,107	39,413	175,312	125,677
Net income attributable to noncontrolling interest	(457)	(544)	(784)	(893)
Net income attributable to Encore Capital Group, Inc. stockholders	$54,650	$38,869	$174,528	$124,784

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$1.74	$1.24	$5.56	$3.99
Diluted	$1.72	$1.23	$5.51	$3.97

Weighted average shares outstanding:
Basic	31,484	31,338	31,402	31,242
Diluted	31,826	31,657	31,672	31,459
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$55,107	$39,413	$175,312	$125,677
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	118	(799)	(3,985)	(6,561)
Income tax effect	7	169	1,120	1,190
Unrealized gain (loss) on derivative instruments, net of tax	125	(630)	(2,865)	(5,371)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	30,982	(31,864)	(32,088)	(33,129)
Removal of other comprehensive loss in connection with divestiture	—	3,814	2,632	3,814
Unrealized gain (loss) on foreign currency translation, net of divestiture	30,982	(28,050)	(29,456)	(29,315)
Other comprehensive income (loss), net of tax:	31,107	(28,680)	(32,321)	(34,686)
Comprehensive income	86,214	10,733	142,991	90,991
Comprehensive loss (income) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	(457)	(544)	(784)	(893)
Unrealized gain on foreign currency translation	(15)	(51)	(11)	(485)
Comprehensive income attributable to noncontrolling interest:	(472)	(595)	(795)	(1,378)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$85,742	$10,138	$142,196	$89,613
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of June 30, 2020	31,288	$313	$227,030	$963,698	$(152,190)	$3,536	$1,042,387
Net income	—	—	—	54,650	—	457	55,107
Other comprehensive income, net of tax	—	—	—	—	31,092	15	31,107
Purchase of noncontrolling interest	—	—	(2,196)	—	—	(1,428)	(3,624)
Issuance of share-based awards, net of shares withheld for employee taxes	57	0	(1,605)	—	—	—	(1,605)
Stock-based compensation	—	—	3,884	—	—	—	3,884
Balance as of September 30, 2020	31,345	$313	$227,113	$1,018,348	$(121,098)	$2,580	$1,127,256

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of June 30, 2019	30,980	$310	$211,508	$806,104	$(117,427)	$2,462	$902,957
Net income	—	—	—	38,869	—	544	39,413
Other comprehensive (loss) income, net of tax	—	—	—	—	(32,545)	51	(32,494)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	79	1	(2,267)	—	—	—	(2,266)
Stock-based compensation	—	—	4,005	—	—	—	4,005
Issuance of exchangeable notes	—	—	6,776	—	—	—	6,776
Exchangeable notes hedge transactions	—	—	1,792	—	—	—	1,792
Other	—	—	—	—	3,814	—	3,814
Balance as of September 30, 2019	31,059	$311	$221,814	$844,973	$(146,158)	$3,057	$923,997

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net income	—	—	—	174,528	—	784	175,312
Other comprehensive (loss) income, net of tax	—	—	—	—	(34,964)	11	(34,953)
Purchase of noncontrolling interest	—	—	(2,196)	—	—	(1,428)	(3,624)
Issuance of share-based awards, net of shares withheld for employee taxes	248	2	(6,470)	—	—	—	(6,468)
Stock-based compensation	—	—	13,189	—	—	—	13,189
Other	—	—	—	—	2,632	—	2,632
Balance as of September 30, 2020	31,345	$313	$227,113	$1,018,348	$(121,098)	$2,580	$1,127,256

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
Net income	—	—	—	124,784	—	893	125,677
Other comprehensive (loss) income, net of tax	—	—	—	—	(38,985)	485	(38,500)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	175	2	(3,696)	—	—	—	(3,694)
Stock-based compensation	—	—	9,412	—	—	—	9,412
Issuance of exchangeable notes	—	—	6,776	—	—	—	6,776
Exchangeable notes hedge transactions	—	—	1,792	—	—	—	1,792
Other	—	—	(968)	—	3,814	—	2,846
Balance as of September 30, 2019	31,059	$311	$221,814	$844,973	$(146,158)	$3,057	$923,997

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$175,312	$125,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,436	29,736
Expense related to financing	19,791	3,496
Other non-cash interest expense, net	22,725	24,049
Stock-based compensation expense	13,189	9,412
Deferred income taxes	(15,070)	5,012
Goodwill impairment	—	10,718
Changes in expected current and future recoveries	2,203	—
Allowance reversals on receivable portfolios, net	—	(11,945)
Other, net	24,469	20,218
Changes in operating assets and liabilities
Deferred court costs and other assets	14,267	45,415
Prepaid income tax and income taxes payable	(11,226)	(21,240)
Accounts payable, accrued liabilities and other liabilities	(27,114)	(43,602)
Net cash provided by operating activities	249,982	196,946
Investing activities:
Purchases of receivable portfolios, net of put-backs	(517,959)	(757,101)
Collections applied to investment in receivable portfolios, net	540,101	588,259
Purchases of property and equipment	(22,658)	(30,712)
Other, net	8,091	1,596
Net cash provided by (used in) investing activities	7,575	(197,958)
Financing activities:
Payment of loan and debt refinancing costs	(48,676)	(8,777)
Proceeds from credit facilities	1,695,914	481,105
Repayment of credit facilities	(2,051,764)	(440,992)
Proceeds from senior secured notes	410,820	460,512
Repayment of senior secured notes	(152,430)	(460,455)
Proceeds from issuance of convertible and exchangeable senior notes	—	100,000
Repayment of convertible senior notes	(89,355)	(84,600)
Other, net	(32,400)	(15,480)
Net cash (used in) provided by financing activities	(267,891)	31,313
Net (decrease) increase in cash and cash equivalents	(10,334)	30,301
Effect of exchange rate changes on cash and cash equivalents	(12,018)	(1,042)
Cash and cash equivalents, beginning of period	192,335	157,418
Cash and cash equivalents, end of period	$169,983	$186,677

Supplemental disclosure of cash information:
Cash paid for interest	$148,059	$131,873
Cash paid for taxes, net of refunds	87,154	31,419

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

Recent Accounting Pronouncements Not Yet Effective
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging — Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain models in Subtopic 470-20 and revises the guidance in Subtopic 815-40 to simplify the accounting for contracts in an entity’s own equity. The ASU also amends the guidance to improve the consistency of earnings per share calculations, which requires the if-converted method be used for convertible instruments. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021 with early adoption permitted for reporting periods beginning after December 15, 2020. The amendment is to be adopted through either a modified retrospective or fully retrospective method of transition. Under ASU 2020-06, the Company’s convertible and exchangeable notes will no longer be bifurcated to a debt component and an equity component, instead, they will be carried as a single liability. The interest expense recognized on the convertible and exchangeable notes will be based on coupon rates, rather than higher effective interest rates. As a result, the Company will recognize lower interest expense. Additionally, the if-converted method will not substantially change the dilutive effect for convertible instruments that require net share settlement, only in-the-money shares will be included in the dilutive effect. Based on the preliminary assessment, the Company believes that ASU 2020-06 will have a significant impact on its consolidated financial statements and is in the process of determining the adoption approach and whether or not to early adopt.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on our consolidated financial statements.
With the exception of the updated standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
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
Revenue is recognized for each static pool over the economic life of the pool. The Company makes significant assumptions in determining the economic life of a pool, including the reasonable and supportable economic forecast period based on asset type and geography, which considers the availability of forward-looking scenarios and their respective time horizons. In general, the Company forecasts recoveries over one or two years prior to reverting to historical averages at an estimate-level over the remaining life using various methodologies depending on the asset type and geography. The speed at which forecasts revert varies based on the spread between the forecast period and historical data. In addition, estimated recoveries include a qualitative component. The Company continues to evaluate the reasonable economic life of a pool and reversion method annually. Revenue primarily includes two components: (1) accretion of the discount on the negative allowance due to the passage of time, and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries.
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Encore Capital Group, Inc. stockholders	$54,650	$38,869	$174,528	$124,784

Total weighted-average basic shares outstanding	31,484	31,338	31,402	31,242
Dilutive effect of stock-based awards	342	319	270	217
Total weighted-average dilutive shares outstanding	31,826	31,657	31,672	31,459

Basic earnings per share	$1.74	$1.24	$5.56	$3.99
Diluted earnings per share	$1.72	$1.23	$5.51	$3.97
Anti-dilutive employee stock options outstanding were approximately 13,000 and 64,000 during the three and nine months ended September 30, 2020, respectively. Anti-dilutive employee stock options outstanding were approximately 13,000 and 81,000 during the three and nine months ended September 30, 2019, respectively.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$854	$—	$854
Liabilities
Interest rate swap agreements	—	(6,625)	—	(6,625)
Cross-currency swap agreements	—	(6,686)	—	(6,686)
Contingent consideration	—	—	(2,655)	(2,655)

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,473	$—	$1,473
Interest rate cap contracts	—	2,460	—	2,460
Liabilities
Interest rate swap agreements	—	(9,116)	—	(9,116)
Contingent consideration	—	—	(66)	(66)
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

The following table provides a roll-forward of the fair value of contingent consideration for the nine months ended September 30, 2020 and year ended December 31, 2019 (in thousands):

Amount
Balance as of December 31, 2018	$6,198
Change in fair value of contingent consideration	(2,300)
Payment of contingent consideration	(3,686)
Effect of foreign currency translation	(146)
Balance as of December 31, 2019	66
Issuance of contingent consideration in connection with acquisition	2,653
Payment of contingent consideration	(35)
Effect of foreign currency translation	(29)
Balance as of September 30, 2020	$2,655
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 3 measurements. The fair value estimate of the assets held for sale was approximately $40.7 million and $46.7 million as of September 30, 2020 and December 31, 2019, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,265,992	$3,729,831	$3,283,984	$3,464,050
Deferred court costs	—	—	100,172	100,172
Financial Liabilities
Convertible notes and exchangeable notes(1)	561,714	625,410	642,547	693,708
Senior secured notes(2)	1,536,351	1,547,920	1,127,435	1,170,945
_______________________
(1)Carrying amount represents the portion of the convertible and exchangeable notes classified as debt, while estimated fair value pertains to the face amount of the notes.
(2)Carrying amount represents historical cost, adjusted for any related debt discount or debt premium.
Investment in Receivable Portfolios:
The fair value of investment in receivable portfolios is measured using Level 3 inputs by discounting the estimated future cash flows generated by the Company’s proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. The determination of such inputs requires significant judgment, including assessing the assumed market participant’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.

Deferred Court Costs:
Effective January 1, 2020, the Company no longer carries Deferred Court Costs as a result of its change in accounting policy. The fair value estimate for Deferred Court Costs as of December 31, 2019 involved Level 3 inputs as there was little observable market data available and management was required to use significant judgment in its estimates.
Borrowings:
The Company’s convertible notes, exchangeable notes and senior secured notes are carried at historical cost, adjusted for the debt discount. The fair value estimate for the convertible and exchangeable notes incorporates quoted market prices using Level 2 inputs. The fair value of the senior secured notes is estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates.
The carrying value of the Company’s senior secured revolving credit facility agreement approximates fair value due to the short-term nature of the interest rate period. The Company’s borrowings also include finance lease liabilities for which the carrying value approximates fair value.
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
The following table summarizes the fair value of derivative instruments as included in the Company’s consolidated statements of financial condition (in thousands):

	September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$854	Other assets	$2,460
Foreign currency exchange contracts	Other assets	—	Other assets	443
Interest rate swap agreements	Other liabilities	(6,625)	Other liabilities	(9,116)
Cross-currency swap agreements	Other liabilities	(6,686)	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	—	Other assets	1,030
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
The Company held certain foreign currency forward contracts designated as cash flow hedging instruments that matured in June 2020. As of September 30, 2020, the Company had no outstanding forward contracts that were designated as cash flow hedging instruments. No gains or losses were reclassified from other comprehensive income into earnings as a result of forecasted transactions that failed to occur during the nine months ended September 30, 2020 and 2019.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. Previously, the Company held four interest rate swap agreements that hedged the risk of USD-LIBOR interest rate fluctuations for the Encore revolving credit facility and term loan facility. As part of the financing transactions completed in September 2020, the Company settled two of the interest rate swap agreements. As of September 30, 2020, there were two interest rate swap agreements outstanding with a total notional amount of $200.2 million. The Company expects to reclassify approximately $9.1 million of net derivative loss from OCI into earnings relating to interest rate swaps within the next 12 months.

In connection with the financing transactions discussed above, the Company entered into cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt and are accounted for as cash flow hedges. As of September 30, 2020, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $410.4 million). The Company expects to reclassify approximately $4.6 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.
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
As of September 30, 2020, the Company held two interest rate cap contracts with a notional amount of approximately $921.3 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR for the Cabot 2024 Floating Rate Notes (“2019 Cap”) has a notional amount of €400.0 million (approximately $469.0 million) and matures in 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) for the Cabot Securitisation UK Ltd senior facility agreement (“2020 Cap”) has a notional amount of £350.0 million (approximately $452.3 million) and matures in 2023. The 2019 Cap is structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months EURIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. The 2020 Cap is also structured as a series of Caplets such that if exercised, the Company will receive a payment equal to SONIA on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent SONIA or EURIBOR exceeds the strike price of the Caplets. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2020 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $0.4 million of net derivative loss from OCI into earnings relating to interest rate caps within the next 12 months.
The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$—	$(323)	Salaries and employee benefits	$—	$198
Foreign currency exchange contracts	—	(48)	General and administrative expenses	—	27
Interest rate swap agreements	(140)	(800)	Interest expense	(2,458)	(742)
Interest rate cap contracts	(624)	(145)	Interest expense	(103)	—
Cross-currency swap agreements	(6,779)	—	Interest expense / Other income (expense)	(5,100)	—

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$(341)	$1,068	Salaries and employee benefits	$49	$183
Foreign currency exchange contracts	(44)	(57)	General and administrative expenses	11	(44)
Interest rate swap agreements	(7,405)	(7,182)	Interest expense	(5,558)	(1,606)
Interest rate cap contracts	(2,755)	(1,857)	Interest expense	(2,741)	—
Cross-currency swap agreements	(6,779)	—	Interest expense / Other income (expense)	(5,100)	—

Derivatives Not Designated as Hedging Instruments
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. As of September 30, 2020, the Company had no outstanding currency exchange forward contracts that were not designated as cash flow hedging instruments.
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments in the Company’s consolidated statements of operations (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2020	2019	2020	2019
Foreign currency exchange contracts	Other income (expense)	$(407)	$(436)	$3,564	$(263)

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
The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Purchase price	$170,131	$532,183
Allowance for credit losses	507,907	1,400,525
Amortized cost	678,038	1,932,708
Noncredit discount	1,104,695	2,858,922
Face value	1,782,733	4,791,630
Write-off of amortized cost	(678,038)	(1,932,708)
Write-off of noncredit discount	(1,104,695)	(2,858,922)
Negative allowance	170,131	532,183
Negative allowance for expected recoveries - current period purchases	$170,131	$532,183
The following table summarizes the changes in the balance of the investment in receivable portfolios during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$3,201,241	$3,224,568	$3,328,150	$3,137,893
Purchases of receivable portfolios	170,131	259,910	532,183	764,942
Deconsolidation of receivable portfolios(1)	—	(51,935)	(2,822)	(51,935)
Put-backs and Recalls	(2,830)	(2,746)	(14,224)	(7,841)
Disposals and transfers to assets held for sale	(3,560)	(1,765)	(6,273)	(7,681)
Cash collections	(539,748)	(499,395)	(1,575,242)	(1,528,129)
Revenue from receivable portfolios	342,489	316,217	1,035,141	939,870
Changes in expected current period recoveries	78,268	—	197,155	—
Changes in expected future period recoveries	(47,817)	—	(199,358)	—
Portfolios allowance reversal, net	—	8,515	—	11,945
Foreign currency adjustments	67,818	(65,202)	(28,718)	(70,897)
Balance, end of period	$3,265,992	$3,188,167	$3,265,992	$3,188,167
Revenue as a percentage of collections	63.5%	63.3%	65.7%	61.5%
_______________________
(1)Deconsolidation of receivable portfolios as a result of the Company’s divestiture of its investment in Brazil for the nine months ended September 30, 2020 and as a result of the Baycorp Transaction for the three and nine months ended September 30, 2019.
Changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the three and nine months ended September 30, 2020 significantly outperformed the projected cash flows. The Company believes the collection over-performance was largely driven by the reduced near-term expected recoveries as a result of adjustments made to the projected cash flow forecast during the first quarter of 2020 associated with the COVID-19 pandemic. The over-performance was also a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives.

While the Company now has additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the three months ended September 30, 2020, management considered historical and current collection performance, uncertainty in economic forecasts in the geographies in which we operate, and believes that the operational disruption as a result of the COVID-19 pandemic has, for the near term, been resolved through a combination of social distancing in the workplace and working remotely. However, the macroeconomic driven consumer distress is still present and will likely continue to impact the Company’s collections performance in the near future. As a result, the Company has updated its forecast, resulting in a reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $47.8 million and $199.4 million during the three and nine months ended September 30, 2020, respectively. The circumstances around this pandemic are evolving rapidly and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.
Accretable yield represented the amount of revenue on purchased receivable portfolios the Company expected to recognize over the remaining life of its existing portfolios. The following table summarizes the change in accretable yield under the previous accounting guidance during the periods presented (in thousands):

Balance as of December 31, 2018	$4,026,206
Revenue from receivable portfolios	(311,158)
Allowance reversals on receivable portfolios, net	(1,367)
Additions on existing portfolios, net	38,313
Additions for current purchases	285,637
Effect of foreign currency translation	26,461
Balance as of March 31, 2019	4,064,092
Revenue from receivable portfolios	(312,495)
Allowance reversals on receivable portfolios, net	(2,063)
Additions on existing portfolios, net	145,359
Additions for current purchases	277,556
Effect of foreign currency translation	(46,526)
Balance as of June 30, 2019	4,125,923
Revenue from receivable portfolios	(316,217)
Allowance reversals on receivable portfolios, net	(8,515)
Additions on existing portfolios, net	93,527
Additions for current purchases	288,547
Effect of foreign currency translation	(73,810)
Balance as of September 30, 2019	$4,109,455
The following table summarizes the change in the valuation allowance for investment in receivable portfolios as accounted for under the previous accounting guidance during the periods presented (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance as of beginning of period	$57,204	$60,631
Provision for portfolio allowances	1,120	4,835
Reversal of prior allowances	(9,635)	(16,780)
Baycorp Transaction	(1,036)	(1,036)
Effect of foreign currency translation	(554)	(551)
Balance as of end of period	$47,099	$47,099

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
Net deferred court costs under the previous accounting method consisted of the following as of the date presented (in thousands):

December 31, 2019
Court costs advanced	$891,207
Court costs recovered	(369,043)
Court costs reserve	(421,992)
Deferred court costs, net	$100,172
A roll-forward of the Company’s court cost reserve as accounted for under the previous accounting method is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance as of beginning of period	$(408,312)	$(396,460)
Provision for court costs	(20,866)	(60,214)
Charge-offs	13,679	40,934
Effect of foreign currency translation	2,113	2,354
Balance as of end of period	$(413,386)	$(413,386)
Note 7: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$72,587	$75,254
Identifiable intangible assets, net	44,617	51,371
Assets held for sale	40,740	46,717
Deferred tax assets	31,689	24,134
Service fee receivables	26,434	27,705
Income tax deposit	19,254	5,822
Prepaid expenses	19,149	22,272
Other financial receivables	14,529	17,308
Other	40,297	58,640
Total	$309,296	$329,223

Note 8: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2020. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2020	December 31, 2019
Global senior secured revolving credit facility	$585,227	$—
Encore revolving credit facility	—	492,000
Encore term loan facility	—	171,677
Encore private placement notes	156,320	308,750
Senior secured notes	1,542,205	1,129,039
Convertible notes and exchangeable notes	583,500	672,855
Cabot senior revolving credit facility	—	285,749
Cabot securitisation senior facility	452,299	464,092
Other	30,574	54,151
Finance lease liabilities	8,487	8,121
	3,358,612	3,586,434
Less: debt discount and issuance costs, net of amortization	(106,511)	(73,237)
Total	$3,252,101	$3,513,197
In September 2020 the Company entered into various transactions, agreements and amendments related to its borrowings including (collectively, the “Financing Transactions”):
•an amended multi-currency revolving credit facility that formerly supported only Cabot that now supports the operations of all operating units;
•an issuance of €350.0 million (approximately $410.8 million) in 4.875% senior secured notes due 2025; and
•an amendment to the terms of the existing Senior Secured Notes (defined below).
Following the Financing Transactions, Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Private Placement Notes, each of which is now guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
In connection with the Financing Transactions, Encore repaid and terminated the Encore Senior Secured Credit Facilities (defined below) and prepaid a portion of its Encore Private Placement Notes (defined below). The total fees paid to the lenders and third-party costs incurred relating to the Financing Transactions were approximately $49.7 million, a portion of which were capitalized as debt issuance costs. Additionally, certain of the unamortized debt issuance costs prior to the Financing Transaction were written-off. The Company recorded a pre-tax expense of approximately $24.6 million (approximately $18.9 million net of tax) relating to the Financing Transactions, $17.7 million of which was included in interest expense and $6.9 million was included in general and administrative expense in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2020.
Global Senior Secured Revolving Credit Facility
The Company has entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In previous periods, the Company referred to this facility as the Cabot Credit Facility. As of September 30, 2020, the Global Senior Facility provided for a total committed facility of $1,050.0 million that matures in September 2024 and included the following key provisions:
•Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 2.50% per annum, with a LIBOR (or EURIBOR) floor of 0.75%;
•A restrictive covenant that limits the LTV Ratio (defined in the Global Senior Facility) to 0.75 in the event that the Global Senior Facility is more than 20% utilized;
•A restrictive covenant that limits the SSRCF Ratio (defined in the Global Senior Facility) to 0.275;
•A restrictive covenant that requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Global Senior Facility) of at least 2.0;

•Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and
•Standard events of default which, upon occurrence, may permit the lenders to terminate the Global Senior Facility and declare all amounts outstanding to be immediately due and payable.
The Global Senior Facility is secured by substantially all of the assets of the Company and the guarantors. Pursuant to the terms of an intercreditor agreement entered into with respect to the relative positions of (1) the Global Senior Facility, any super priority hedging liabilities and the Encore Private Placement Notes (collectively, “Super Senior Liabilities”) and (2) the Senior Secured Notes, Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
As of September 30, 2020, the outstanding borrowings under the Global Senior Facility were $585.2 million. Since the completion of the Financing Transactions, the weighted average interest rate of the Global Senior Facility was 3.25%. The weighted average interest rate of the previous Cabot Credit Facility was 3.06% and 3.30% for the three and nine months ended September 30, 2020, respectively, and 3.71% and 3.47% for the three and nine months ended September 30, 2019, respectively. The weighted average interest rate of the previous Encore Revolving Credit Facility was 3.63% and 3.90% for the three and nine months ended September 30, 2020, respectively, and 5.25% and 5.40% for the three and nine months ended September 30, 2019, respectively. Available capacity under the Global Senior Facility was $464.8 million as of September 30, 2020.
Encore Revolving Credit Facility and Term Loan Facility
The Company had a revolving credit facility (the “Revolving Credit Facility”) and term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Encore Senior Secured Credit Facilities”) pursuant to a Third Amended and Restated Credit Agreement dated December 20, 2016 (as amended, the “Restated Credit Agreement”) that was previously used to support the Company’s domestic operations. In connection with the Financing Transactions on September 24, 2020, the Company repaid the Encore Senior Secured Credit Facilities and terminated the Restated Credit Agreement.
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). In September 2020, as part of the Financing Transactions, the Company prepaid approximately $103.7 million of the Encore Private Placement Notes and made a $10.4 million make-whole payment to the holders of notes that were prepaid. As of September 30, 2020, $156.3 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.

Senior Secured Notes
The following table provides a summary of the Senior Secured Notes ($ in thousands):

	September 30, 2020	December 31, 2019	Maturity Date	Interest Rate
Cabot 2023 Notes	$662,836	$680,118	Oct 1, 2023	7.500%
Cabot 2024 Floating Rate Notes	468,997	448,921	Jun 1, 2024	EURIBOR +6.375%
Encore 2025 Notes	410,372	—	Oct 15, 2025	4.875%
	$1,542,205	$1,129,039
Cabot Financial (Luxembourg) S.A. (“Cabot Financial”) has issued £512.9 million (approximately $651.3 million) in aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”). Interest on the Cabot 2023 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year.
Cabot Financial (Luxembourg) II S.A. (“Cabot Financial II”), an indirect subsidiary of Encore, has issued €400.0 million (approximately $452.0 million) in aggregate principal amount of Senior Secured Floating Rate Notes due 2024 (the “Cabot 2024 Floating Rate Notes”). The Cabot 2024 Floating Rate Notes bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 6.375%, reset quarterly. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.
In September 2020, Encore issued €350.0 million (approximately $410.8 million) in aggregate principal amount of 4.875% Senior Secured Notes due 2025 at an issue price of 98.889% (the “Encore 2025 Notes” and together with the Cabot 2023 Notes and the Cabot 2024 Floating Rate Notes, the “Senior Secured Notes”). Interest on the Encore 2025 Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on April 15, 2021.
The Senior Secured Notes are secured by the same collateral as the Global Senior Facility and the Encore Private Placement Notes. The guarantees provided in respect of the Senior Secured Notes are pari passu with each such guarantee given in respect of the Global Senior Facility and Encore Private Placement Notes. Subject to the intercreditor agreement described above under “Global Senior Secured Revolving Credit Facility,” Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	September 30, 2020	December 31, 2019	Maturity Date	Interest Rate
2020 Convertible Notes(1)	$—	$89,355	Jul 1, 2020	3.000%
2021 Convertible Notes	161,000	161,000	Mar 15, 2021	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	3.250%
	$583,500	$672,855
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
Prior to the close of business on the business day immediately preceding their respective free conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion or exchange dates until the close of business on the second scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of September 30, 2020 are listed below:

	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$59.39	$45.57	$44.62	$40.00
Closing stock price at date of issuance	$47.51	$35.05	$36.45	$32.00
Closing stock price date	Mar 5, 2014	Feb 27, 2017	Jul 20, 2018	Sep 4, 2019
Conversion or exchange rate (shares per $1,000 principal amount)	16.8386	21.9467	22.4090	25.0000
Free conversion or exchange date	Sep 15, 2020	Sep 15, 2021	Mar 1, 2023	Jul 1, 2025
In the event of conversion or exchange, holders of the Company’s Convertible Notes or Exchangeable Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company’s current intent is to settle conversions and exchanges through combination settlement with a minimum specified dollar amount of $1,000 per $1,000 principal amount of notes (i.e., convertible or exchangeable into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes and Exchangeable Notes, for the remainder). As a result, only the conversion or exchange spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion or exchange spread has a dilutive effect when, during any quarter, the average share price of the Company’s common stock exceeds the initial conversion or exchange prices listed in the above table.
On October 29, 2020, the Company entered into supplemental indentures for the Convertible Notes and Exchangeable Notes so that in the event of conversion or exchange, the notes are convertible or exchangeable into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes and Exchangeable Notes. Refer to “Item 5: Other Information” for additional details of these supplemental indentures.
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes and Exchangeable Notes at the time of the original offering are listed below (in thousands, except percentages):

	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Debt component	$143,645	$137,266	$157,971	$91,024
Equity component	$17,355	$12,734	$14,009	$8,976
Equity issuance cost	$581	$398	$—	$224
Stated interest rate	2.875%	3.250%	4.500%	3.250%
Effective interest rate	4.700%	5.200%	6.500%	5.000%

The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	September 30, 2020	December 31, 2019
Liability component—principal amount	$583,500	$672,855
Unamortized debt discount	(21,786)	(30,308)
Liability component—net carrying amount	$561,714	$642,547
Equity component	$53,074	$83,127

The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense—stated coupon rate	$5,130	$6,754	$16,728	$17,662
Interest expense—amortization of debt discount	2,382	3,405	8,521	9,770
Interest expense—Convertible Notes and Exchangeable Notes	$7,512	$10,159	$25,249	$27,432
Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company maintains a hedge program that increases the effective conversion or exchange price for the 2021 Convertible Notes and the Exchangeable Notes. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
The details of the hedge program are listed below (in thousands, except conversion or exchange price):

	2021 Convertible Notes	2023 Exchangeable Notes
Cost of the hedge transaction(s)	$19,545	$17,785
Initial conversion or exchange price	$59.39	$44.62
Effective conversion or exchange price	$83.14	$62.48
Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, has a senior facility for a committed amount of £350.0 million (as amended, the “Cabot Securitisation Senior Facility”). The Cabot Securitisation Senior Facility matures in March 2025. Funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.06% plus, for periods after March 15, 2023, a step-up margin ranging from zero to 1.00%.
As of September 30, 2020, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $452.3 million). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £401.2 million (approximately $518.5 million) as of September 30, 2020. The weighted average interest rate was 3.12% and 3.28% for the three and nine months ended September 30, 2020 and 3.75% and 3.74% for the three and nine months ended September 30, 2019.
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
As of September 30, 2020, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.

Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 10: Income Taxes
The Company recorded income tax expense of $19.7 million and $3.0 million during the three months ended September 30, 2020 and 2019, respectively, and income tax expense of $59.9 million and $18.4 million during the nine months ended September 30, 2020 and 2019, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	2.7%	5.3%	3.0%	3.7%
Tax benefit relating to Baycorp Transaction	—%	(29.1)%	—%	(8.6)%
Tax effect of CFPB settlement fees(1)	4.2%	—%	1.3%	—%
Audit assessment	—%	8.9%	—%	2.6%
Change in valuation allowance(2)	2.0%	1.9%	2.2%	2.1%
Tax benefit from divestiture of foreign investment	—%	—%	(1.3)%	—%
Change in tax accounting method	—%	—%	—%	(6.3)%
Tax rate change	(3.5)%	—%	(1.1)%	—%
Other	—%	(0.9)%	0.4%	(1.7)%
Effective tax rate	26.4%	7.1%	25.5%	12.8%
________________________
(1)Non-deductible expense for tax purposes, refer to “Note 14: Subsequent Event.”
(2)Attributable to losses incurred at certain foreign subsidiaries with cumulative operating losses for tax purposes.
The Company utilized the discrete effective tax rate method (“discrete method”) for recording income taxes for the three and nine months ended September 30, 2020. The Company believes the use of the discrete method is more appropriate than the application of the estimated annual effective tax rate (“AETR”) method due to uncertainty in estimating annual pre-tax earnings primarily due to the ongoing COVID-19 pandemic. The Company will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2020 and 2019, was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $8.2 million as of September 30, 2020. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.6 million as of September 30, 2020. There was no material change in gross unrecognized tax benefits from December 31, 2019.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of September 30, 2020 was approximately $180.5 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which the Company does not consider under the indefinite reversal exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including modifications to the limitation on business interest expense and net operating loss regulations, and provides for a payment delay of employer payroll taxes and income taxes. The CARES Act did not have a material impact on the Company’s effective tax rate or income tax provision for the three and nine months ended September 30, 2020.
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
In September 2015, the Company entered into a consent order (the “2015 Consent Order”) with the Consumer Financial Protection Bureau (the “CFPB”) in which the Company settled allegations arising from its practices between 2011 and 2015. On September 8, 2020, a suit captioned Bureau of Consumer Financial Protection v. Encore Capital Group, Inc. et al. was filed in the United States District Court for the Southern District of California. In the suit, the CFPB alleged that the Company did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. On October 15, 2020, the parties entered into a stipulated judgment (“Stipulated Judgment”) to resolve the lawsuit. The Company recorded an after-tax charge of $15.0 million for the three and nine months ended September 30, 2020 as a result of the Stipulated Judgment. Refer to “Note 14: Subsequent Event” for further details regarding the Stipulated Judgment.
Other than as discussed above, as of September 30, 2020, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2020, other than the charge recorded for the Stipulated Judgement, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2020, the Company had entered into agreements to purchase receivable portfolios with a face value of approximately $2.0 billion for a purchase price of approximately $259.1 million.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues(1):
United States	$256,212	$211,193	$751,197	$599,953
International
Europe(2)	142,495	130,868	353,950	397,063
Other geographies	4,969	13,875	13,643	52,871
	147,464	144,743	367,593	449,934
Total	$403,676	$355,936	$1,118,790	$1,049,887
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
The Company performs its annual goodwill impairment testing in the fourth quarter of each year. During the impairment testing in 2019, both of the Company’s two reporting units had fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to assess whether a triggering event has occurred which would require interim impairment testing. During the three months ended September 30, 2020, the Company updated its consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Additionally, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test. The Company determined that there were no impairment indicators for either of the reporting units as of September 30, 2020. Therefore, an interim quantitative impairment test was not performed.
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
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$838,024	$865,527	$884,185	$868,126
Goodwill impairment	—	(10,718)	—	(10,718)
Effect of foreign currency translation	28,633	(23,260)	(17,528)	(25,859)
Balance, end of period	$866,657	$831,549	$866,657	$831,549

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$63,388	$(19,801)	$43,587	$67,897	$(18,191)	$49,706
Developed technologies	4,487	(4,125)	362	4,734	(4,124)	610
Trade name and other	5,437	(4,769)	668	6,299	(5,244)	1,055
Total intangible assets	$73,312	$(28,695)	$44,617	$78,930	$(27,559)	$51,371

Note 14: Subsequent Event
In September 2015, the Company entered into a consent order (the “2015 Consent Order”) with the Consumer Financial Protection Bureau (the “CFPB”) in which the Company settled allegations arising from its practices between 2011 and 2015. On September 8, 2020, a suit captioned Bureau of Consumer Financial Protection v. Encore Capital Group, Inc. et al. was filed in the United States District Court for the Southern District of California. In the suit, the CFPB alleged that the Company did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law.
On October 15, 2020, the parties entered into a stipulated judgment (“Stipulated Judgment”) to resolve the lawsuit. The Stipulated Judgment includes obligations on the Company to, among other things: (1) continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices; (2) pay a $15.0 million civil monetary penalty; and (3) provide redress of approximately $9,000 to 14 affected consumers, which is in addition to approximately $70,000 of redress that the Company had previously voluntarily provided. Under the Stipulated Judgment, the Company neither admits nor denies the allegations in the CFPB’s suit. In connection with the Stipulated Judgment the CFPB has formally terminated the 2015 Consent Order.

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

Recent Developments
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns (including court closures in certain jurisdictions). While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations for an indefinite period of time. Through a combination of work-from-home and social distancing, we remain fully operational in all the markets we serve. As a result of the COVID-19 pandemic and the resulting containment measures, we have observed, among other things: a decrease in supply in the U.S. driven mainly by a decrease in charge-off rates; a decrease in supply in Europe, which we believe is driven by both a decrease in charge-off rates and decreased sales as the banks focus on their customers’ needs; and impacts to the legal collections process, which negatively affected legal collections beginning in late March 2020 and could continue to affect legal collections and related costs depending on the duration and severity of the COVID-19 pandemic and the resulting containment measures.
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
In September 2015, we entered into a consent order (the “2015 Consent Order”) with the Consumer Financial Protection Bureau (the “CFPB”) in which we settled allegations arising from our practices between 2011 and 2015. On September 8, 2020, the CFPB filed a suit alleging that we violated the 2015 Consent Order. In the suit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law.
On October 15, 2020, the parties entered into a stipulated judgment (“Stipulated Judgment”) to resolve the lawsuit. The Stipulated Judgment includes obligations on us to, among other things: (1) continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of our routine practices; (2) pay a $15.0 million civil monetary penalty; and (3) provide redress of approximately $9,000 to 14 affected consumers, which is in addition to approximately $70,000 of redress that we had previously voluntarily provided. Under the Stipulated Judgment, we neither admit nor deny the allegations in the CFPB’s suit. In connection with the Stipulated Judgment, the CFPB has formally terminated the 2015 Consent Order.
We recorded an after-tax charge of $15.0 million for the three and nine months ended September 30, 2020 as a result of the Stipulated Judgment.
On October 30, 2020, the CFPB issued final rules to implement the Fair Debt Collection Practices Act, which restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers and limits relating to telephonic communications. The rules will become effective one year after publication in the Federal Register. Based on our preliminary assessment of the rules, we believe that the new rules will not have a material incremental effect on our operations. The CFPB also announced that it intends to issue an additional debt collection final rule focused on consumer disclosures in December 2020.

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
Cabot (Europe)
In Europe, our purchased under-performing debt portfolios primarily consist of paying and non-paying consumer loan accounts. We also purchase: (1) portfolios that are in insolvency status, in particular, individual voluntary arrangements; and (2) non-performing secured mortgage portfolios and real estate assets previously securing mortgage portfolios. When we take possession of the underlying real estate assets or purchase real estate assets, we refer to those as real estate-owned assets, or REO assets.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the third quarter remained favorable. Issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply. We have observed a slight decrease in supply as a result of the COVID-19 pandemic, but expect an increase in supply in the second half of 2021.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are selective with buyers in the marketplace. We believe this favors larger participants, such as Encore, because the larger market participants are better able to adapt to these pressures and commit to larger forward flow agreements.
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
Across all of our European markets, we are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply of portfolios to purchase. Due to the COVID-19 pandemic, banks have decreased portfolio sales in order to focus on customers’ needs. As a result, we expect a lower level of supply available for purchase in the near-term.
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios purchased during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
MCM (United States)	$141,066	$173,214	$451,141	$527,318
Cabot (Europe)	29,065	85,201	81,042	226,047
Other geographies	—	1,495	—	11,577
Total purchases of receivable portfolios	$170,131	$259,910	$532,183	$764,942
During the three months ended September 30, 2020, we invested $170.1 million to acquire receivable portfolios, with face values aggregating $1.8 billion, for an average purchase price of 9.5% of face value. The amount invested in receivable portfolios decreased $89.8 million, or 34.6%, compared with the $259.9 million invested during the three months ended September 30, 2019, to acquire receivable portfolios with face values aggregating $5.3 billion, for an average purchase price of 4.9% of face value.
During the nine months ended September 30, 2020, we invested $532.2 million to acquire receivable portfolios, with face values aggregating $4.8 billion, for an average purchase price of 11.1% of face value. The amount invested in receivable portfolios decreased $232.8 million, or 30.4%, compared with the $764.9 million invested during the nine months ended September 30, 2019, to acquire receivable portfolios with face values aggregating $9.4 billion, for an average purchase price of 8.2% of face value.
In the United States, purchases of receivable portfolios decreased during the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year. The majority of our purchases in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The decrease in purchases in the U.S. resulted from a decrease in supply and our cautious approach to purchasing at the beginning of the COVID-19 pandemic when the potential impacts were relatively unknown.
In Europe, purchases of receivable portfolios decreased during the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year. The decreases were primarily the result of a relatively limited supply of portfolios during the three and nine months ended September 30, 2020 and a heightened return expectation as a result of greater uncertainty relating to the future impact of the COVID-19 pandemic.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
During the three months ended September 30, 2020 and 2019, we also invested $0.2 million and $8.2 million in REO assets, respectively. During the nine months ended September 30, 2020 and 2019, we invested $1.5 million and $21.1 million in REO assets, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
MCM (United States):
Call center and digital collections	$246,689	$187,500	$709,780	$557,135
Legal collections	139,473	141,269	431,096	428,296
Collection agencies	4,699	2,459	10,766	8,682
Subtotal	390,861	331,228	1,151,642	994,113
Cabot (Europe):
Call center and digital collections	65,182	64,492	182,206	192,832
Legal collections	40,171	45,276	115,107	145,285
Collection agencies	36,120	40,452	104,634	131,162
Subtotal	141,473	150,220	401,947	469,279
Other geographies:
Call center and digital collections	—	5,383	—	25,620
Legal collections	—	744	—	3,541
Collection agencies	7,414	11,820	21,653	35,576
Subtotal	7,414	17,947	21,653	64,737
Total collections from purchased receivables	$539,748	$499,395	$1,575,242	$1,528,129
Gross collections from purchased receivables increased by $40.4 million, or 8.1%, to $539.7 million during the three months ended September 30, 2020, from $499.4 million during the three months ended September 30, 2019. Gross collections from purchased receivables increased by $47.1 million, or 3.1%, to $1,575.2 million during the nine months ended September 30, 2020, from $1,528.1 million during the nine months ended September 30, 2019.
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
The decreases in collections from purchased receivables in Europe were primarily due to the impacts of the COVID-19 pandemic. We anticipate a material portion of the reduced collections in 2020 will be recovered in future years.
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

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
Revenues
Revenue from receivable portfolios	$342,489	84.8%	$316,217	88.8%
Changes in expected current and future recoveries	30,451	7.6%	—	—%
Servicing revenue	29,787	7.4%	31,060	8.7%
Other revenues	949	0.2%	144	0.1%
Total revenues	403,676	100.0%	347,421	97.6%
Allowance reversals on receivable portfolios, net			8,515	2.4%
Total revenues, adjusted by net allowances			355,936	100.0%
Operating expenses
Salaries and employee benefits	95,979	23.8%	96,638	27.2%
Cost of legal collections	60,383	15.0%	48,971	13.8%
General and administrative expenses	53,459	13.2%	38,168	10.7%
Other operating expenses	28,088	7.0%	25,753	7.2%
Collection agency commissions	12,703	3.1%	17,343	4.9%
Depreciation and amortization	10,609	2.6%	10,000	2.8%
Goodwill impairment	—	—%	10,718	3.0%
Total operating expenses	261,221	64.7%	247,591	69.6%
Income from operations	142,455	35.3%	108,345	30.4%
Other expense
Interest expense	(67,962)	(16.8)%	(54,365)	(15.3)%
Other income (expense)	361	0.1%	(11,546)	(3.2)%
Total other expense	(67,601)	(16.7)%	(65,911)	(18.5)%
Income before income taxes	74,854	18.6%	42,434	11.9%
Provision for income taxes	(19,747)	(4.9)%	(3,021)	(0.8)%
Net income	55,107	13.7%	39,413	11.1%
Net income attributable to noncontrolling interest	(457)	(0.1)%	(544)	(0.2)%
Net income attributable to Encore Capital Group, Inc. stockholders	$54,650	13.6%	$38,869	10.9%

	Nine Months Ended September 30,
	2020		2019
Revenues
Revenue from receivable portfolios	$1,035,141	92.5%	$939,870	89.5%
Changes in expected current and future recoveries	(2,203)	(0.2)%	—	—%
Servicing revenue	82,417	7.4%	97,399	9.3%
Other revenues	3,435	0.3%	673	0.1%
Total revenues	1,118,790	100.0%	1,037,942	98.9%
Allowance reversals on receivable portfolios, net			11,945	1.1%
Total revenues, adjusted by net allowances			1,049,887	100.0%
Operating expenses
Salaries and employee benefits	279,944	25.0%	284,699	27.1%
Cost of legal collections	164,018	14.7%	149,446	14.2%
General and administrative expenses	113,954	10.2%	110,335	10.5%
Other operating expenses	83,527	7.5%	84,913	8.1%
Collection agency commissions	36,562	3.3%	46,905	4.5%
Depreciation and amortization	31,436	2.8%	29,736	2.9%
Goodwill impairment	—	—%	10,718	1.0%
Total operating expenses	709,441	63.5%	716,752	68.3%
Income from operations	409,349	36.5%	333,135	31.7%
Other expense
Interest expense	(172,951)	(15.5)%	(173,245)	(16.5)%
Other expense	(1,211)	(0.1)%	(15,766)	(1.5)%
Total other expense	(174,162)	(15.6)%	(189,011)	(18.0)%
Income before income taxes	235,187	20.9%	144,124	13.7%
Provision for income taxes	(59,875)	(5.4)%	(18,447)	(1.7)%
Net income	175,312	15.5%	125,677	12.0%
Net income attributable to noncontrolling interest	(784)	(0.1)%	(893)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$174,528	15.4%	$124,784	11.9%

Comparison of Results of Operations
Revenues
Our revenues primarily include revenue recognized from engaging in debt purchasing and recovery activities. Effective January 1, 2020, we adopted the CECL accounting standard. Under CECL, we apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in our consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. Revenue generated by such activities primarily includes two components: (1) the accretion of the discount on the negative allowance due to the passage of time, which is included in “Revenue from receivable portfolios” and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries, and is presented in our consolidated statements of operations as “Changes in expected current and future recoveries.”
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
Under the previous accounting standard for purchased credit deteriorated assets, we incurred allowance charges when actual cash flows from our receivable portfolios underperformed compared to our expectations or when there was a change in the timing of cash flows. We also recorded allowance reversals on pool groups that had historic allowance reserves when actual cash flows from these receivable portfolios outperformed our expectations.

We have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue recognized from portfolio basis	$329,106	$300,048	$29,058	9.7%
ZBA revenue	13,383	16,169	(2,786)	(17.2)%
Revenue from receivable portfolios	342,489	316,217	26,272	8.3%

Changes in expected current period recoveries	78,268
Changes in expected future period recoveries	(47,817)
Changes in expected current and future recoveries	30,451

Servicing revenue	29,787	31,060	(1,273)	(4.1)%
Other revenues	949	144	805	559.0%
Total revenues	$403,676	$347,421	$56,255	16.2%
Allowance reversals on receivable portfolios, net(1)		8,515
Total revenues, adjusted by net allowances		$355,936
________________________
(1)Amount includes $2.0 million of allowance reversals for zero-basis portfolios.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue recognized from portfolio basis	$991,614	$870,865	$120,749	13.9%
ZBA revenue	43,527	69,005	(25,478)	(36.9)%
Revenue from receivable portfolios	1,035,141	939,870	95,271	10.1%

Changes in expected current period recoveries	197,155
Changes in expected future period recoveries	(199,358)
Changes in expected current and future recoveries	(2,203)

Servicing revenue	82,417	97,399	(14,982)	(15.4)%
Other revenues	3,435	673	2,762	410.4%
Total revenues	$1,118,790	$1,037,942	$80,848	7.8%
Allowance reversals on receivable portfolios, net(1)		11,945
Total revenues, adjusted by net allowances		$1,049,887
________________________
(1)Amount includes $6.6 million of allowance reversals for zero-basis portfolios.

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 4.6% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The foreign currency translation effect on our revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was negligible.
The increases in revenue recognized from portfolio basis during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 were primarily due to higher expected total future cash flows resulting from a change in the expected economic life of static pool groups based on a lifetime expected recovery model upon the adoption of CECL which led to increased EIR, and increased expected total future cash flows resulting from a change in our accounting policy for court costs. Under our new accounting policy, all future expected cash flows, including the expected total recoveries in our legal channel, are included in the initial curve in the establishment of negative allowance, which in turn, increased the EIR.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. Since our forecast period is on a rolling 15 year basis after the adoption of CECL, we do not expect to have new ZBA pools in the future.
Under CECL, changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the three and nine months ended September 30, 2020 significantly outperformed the projected cash flows. We believe the collection over-performance was largely driven by the reduced near-term expected recoveries as a result of adjustments made to our projected cash flow forecast during the first quarter of 2020 associated with the COVID-19 pandemic. The over-performance was also a result of our sustained improvements in portfolio collections driven by liquidation improvement initiatives.
While we now have additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the three months ended September 30, 2020, management considered historical and current collection performance, uncertainty in economic forecasts in the geographies in which we operate, and believes that the operational disruption as a result of the COVID-19 pandemic has, for the near term, been resolved through a combination of social distancing in the workplace and working remotely. However, the macroeconomic driven consumer distress is still present and will likely continue to impact our collections performance in the near future. As a result, we have updated our forecast, resulting in a reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $47.8 million and $199.4 million during the three and nine months ended September 30, 2020, respectively. The circumstances around this pandemic are evolving rapidly and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly.
The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2020			As of September 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,145	$12,148	$—	$—	—%
2011	6,026	5,275	673	2,027	88.6%
2012	6,245	5,894	196	4,552	42.0%
2013	15,028	14,050	718	11,361	40.5%
2014	11,368	8,334	(1,443)	37,728	6.7%
2015	15,362	7,465	1,585	59,920	3.9%
2016	27,343	13,517	2,270	109,636	3.9%
2017	45,696	24,441	9,872	149,478	5.2%
2018	73,473	36,907	2,871	297,062	3.8%
2019	108,410	64,583	(9,618)	522,303	3.8%
2020	69,765	37,347	18,752	422,572	3.6%
Subtotal	390,861	229,961	25,876	1,616,639	4.3%
Europe:
ZBA	42	41	—	—	—%
2013	24,113	21,588	671	221,977	3.2%
2014	21,414	17,301	1,189	191,851	3.1%
2015	13,595	10,745	476	147,919	2.4%
2016	13,531	10,748	1,629	129,015	2.6%
2017	21,729	14,891	(689)	259,394	1.8%
2018	19,341	14,707	(1,577)	309,543	1.6%
2019	20,682	13,569	(1,557)	239,346	1.8%
2020	7,026	4,713	3,172	82,980	2.4%
Subtotal	141,473	108,303	3,314	1,582,025	2.3%
Other geographies:
ZBA	1,182	1,194	—	—	—%
2014(1)	922	399	241	45,043	101.7%
2015(1)	1,054	597	305	3,395	96.7%
2016	608	390	109	1,626	7.1%
2017(1)	1,993	925	336	10,933	6.2%
2018	1,587	686	261	5,922	3.7%
2019	68	34	9	409	4.6%
2020	—	—	—	—	—%
Subtotal	7,414	4,225	1,261	67,328	7.9%
Total	$539,748	$342,489	$30,451	$3,265,992	3.4%
________________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Three Months Ended September 30, 2019			As of September 30, 2019
	Collections	Revenue from Receivable Portfolios	Net Reversal (Portfolio Allowance)	Unamortized Balances	Monthly EIR
United States:
ZBA	$16,333	$14,301	$2,045	$—	—%
2011	8,310	9,264	—	2,907	77.2%
2012	9,072	8,392	—	6,692	33.5%
2013	20,387	17,559	—	15,844	33.3%
2014	16,358	10,422	1,717	53,863	6.0%
2015	20,305	8,728	4,636	88,511	3.0%
2016	37,609	16,817	—	163,481	3.2%
2017	59,238	31,909	—	219,053	4.5%
2018	86,185	47,839	(196)	450,300	3.3%
2019	57,431	37,680	—	491,560	3.2%
Subtotal	331,228	202,911	8,202	1,492,211	4.1%
Europe:
ZBA	73	72	—	—	—%
2013	26,530	20,858	—	221,599	3.1%
2014	25,112	17,701	29	200,040	2.9%
2015	18,042	11,273	450	154,572	2.3%
2016	13,957	10,214	—	139,951	2.5%
2017	27,412	15,558	—	292,257	1.7%
2018	24,413	17,188	(888)	380,162	1.5%
2019	14,681	9,287	—	208,934	1.8%
Subtotal	150,220	102,151	(409)	1,597,515	2.1%
Other geographies:
ZBA	1,777	1,796	—	—	—%
2014	1,492	942	—	60,827	80.8%
2015	3,714	2,804	267	7,295	13.7%
2016	2,757	1,640	455	4,998	4.9%
2017	3,652	1,827	—	16,169	5.2%
2018	3,369	1,673	—	8,792	3.1%
2019	1,186	473	—	360	3.2%
Subtotal	17,947	11,155	722	98,441	6.0%
Total	$499,395	$316,217	$8,515	$3,188,167	3.1%

	Nine Months Ended September 30, 2020			As of September 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$40,202	$40,215	$—	$—	—%
2011	19,494	17,398	1,444	2,027	88.6%
2012	21,377	19,518	338	4,552	42.0%
2013	48,854	46,166	(986)	11,361	40.5%
2014	37,795	27,302	(3,056)	37,728	6.7%
2015	51,856	25,068	2,821	59,920	3.9%
2016	93,103	45,161	4,786	109,636	3.9%
2017	154,198	82,417	17,595	149,478	5.2%
2018	243,439	124,467	(4,204)	297,062	3.8%
2019	313,152	205,004	(2,749)	522,303	3.8%
2020	128,172	69,143	32,567	422,572	3.6%
Subtotal	1,151,642	701,859	48,556	1,616,639	4.3%
Europe:
ZBA	142	141	—	—	—%
2013	69,322	64,334	(6,317)	221,977	3.2%
2014	62,882	51,799	(1,179)	191,851	3.1%
2015	40,451	32,138	1,416	147,919	2.4%
2016	37,144	32,096	(7,235)	129,015	2.6%
2017	64,225	45,071	(10,603)	259,394	1.8%
2018	59,452	44,562	(24,395)	309,543	1.6%
2019	57,277	41,017	(8,139)	239,346	1.8%
2020	11,052	8,724	4,746	82,980	2.4%
Subtotal	401,947	319,882	(51,706)	1,582,025	2.3%
Other geographies:
ZBA	3,162	3,171	—	—	—%
2014(1)	3,445	1,262	270	45,043	101.7%
2015(1)	3,559	2,027	525	3,395	96.7%
2016	2,025	1,474	(100)	1,626	7.1%
2017(1)	5,082	3,008	52	10,933	6.2%
2018	4,201	2,348	205	5,922	3.7%
2019	179	110	(5)	409	4.6%
2020	—	—	—	—	—%
Subtotal	21,653	13,400	947	67,328	7.9%
Total	$1,575,242	$1,035,141	$(2,203)	$3,265,992	3.4%
________________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Nine Months Ended September 30, 2019			As of September 30, 2019
	Collections	Revenue from Receivable Portfolios	Net Reversal (Portfolio Allowance)	Unamortized Balances	Monthly EIR
United States:
ZBA	$68,127	$61,518	$6,630	$—	—%
2011	14,186	13,925	304	2,907	77.2%
2012	23,552	20,018	273	6,692	33.5%
2013	65,132	55,298	(52)	15,844	33.3%
2014	54,569	31,766	3,247	53,863	6.0%
2015	68,045	27,925	4,636	88,511	3.0%
2016	127,311	56,240	(896)	163,481	3.2%
2017	203,288	101,421	—	219,053	4.5%
2018	269,545	152,323	(196)	450,300	3.3%
2019	100,358	65,552	—	491,560	3.2%
Subtotal	994,113	585,986	13,946	1,492,211	4.1%
Europe:
ZBA	265	266	—	—	—%
2013	85,001	66,525	—	221,599	3.1%
2014	80,303	55,567	(145)	200,040	2.9%
2015	55,456	32,964	267	154,572	2.3%
2016	47,175	32,116	(29)	139,951	2.5%
2017	89,966	49,503	—	292,257	1.7%
2018	85,015	54,332	(888)	380,162	1.5%
2019	26,098	17,525	—	208,934	1.8%
Subtotal	469,279	308,798	(795)	1,597,515	2.1%
Other geographies:
ZBA	7,202	7,221	—	—	—%
2014	3,316	5,803	—	60,827	80.8%
2015	14,448	10,881	267	7,295	13.7%
2016	10,663	5,598	(606)	4,998	4.9%
2017	12,822	7,192	—	16,169	5.2%
2018	13,176	7,110	(867)	8,792	3.1%
2019	3,110	1,281	—	360	3.2%
Subtotal	64,737	45,086	(1,206)	98,441	6.0%
Total	$1,528,129	$939,870	$11,945	$3,188,167	3.1%
The decreases in servicing revenues during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 were primarily attributable to the sale of Baycorp in August 2019. Through Baycorp, we earned servicing revenues through August 2019. The decreases were also driven by the COVID-19 pandemic. The decrease during the three months ended September 30, 2020 as compared to the corresponding period in the prior year was partially offset by the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.
The increases in other revenues during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 were due to increased gains recognized upon sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios in Europe and LAAP.
Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Salaries and employee benefits	$95,979	$96,638	$(659)	(0.7)%
Cost of legal collections	60,383	48,971	11,412	23.3%
General and administrative expenses	53,459	38,168	15,291	40.1%
Other operating expenses	28,088	25,753	2,335	9.1%
Collection agency commissions	12,703	17,343	(4,640)	(26.8)%
Depreciation and amortization	10,609	10,000	609	6.1%
Goodwill impairment	—	10,718	(10,718)	(100.0)%
Total operating expenses	$261,221	$247,591	$13,630	5.5%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Salaries and employee benefits	$279,944	$284,699	$(4,755)	(1.7)%
Cost of legal collections	164,018	149,446	14,572	9.8%
General and administrative expenses	113,954	110,335	3,619	3.3%
Other operating expenses	83,527	84,913	(1,386)	(1.6)%
Collection agency commissions	36,562	46,905	(10,343)	(22.1)%
Depreciation and amortization	31,436	29,736	1,700	5.7%
Goodwill impairment	—	10,718	(10,718)	(100.0)%
Total operating expenses	$709,441	$716,752	$(7,311)	(1.0)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 4.6% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the foreign currency translation effect on our operating expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was negligible.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The decrease in salaries and employee benefits during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following reasons:
•Decrease in headcount in other geographies as a result of the sale of Baycorp in August 2019;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
The decrease in salaries and employee benefits during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following reasons:
•Decrease in headcount in other geographies as a result of the sale of Baycorp in August 2019;
•Partially offset by increased stock compensation for the nine months ended September 30, 2020 due to adjustments to estimated vesting of certain performance-based awards.

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
The following table summarizes our cost of legal collections for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Court costs	$38,500	$22,471	$16,029	71.3%
Legal collection fees	21,883	26,500	(4,617)	(17.4)%
Total cost of legal collections	$60,383	$48,971	$11,412	23.3%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Court costs	$96,202	$67,285	$28,917	43.0%
Legal collection fees	67,816	82,161	(14,345)	(17.5)%
Total cost of legal collections	$164,018	$149,446	$14,572	9.8%
The increase in cost of legal collections during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following reasons:
•No longer capitalizing upfront court costs but rather expensing all court costs as incurred;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound during the three months ended September 30, 2020 compared to the three months ended September 30, 2019;
•Partially offset by lower court cost spending due to court closures in certain jurisdictions.
The increase in cost of legal collections during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following reasons:
•No longer capitalizing upfront court costs but rather expensing all court costs as incurred;
•Partially offset by lower court cost spending due to court closures in certain jurisdictions.
General and Administrative Expenses
The increases in general and administrative expense during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily due to the following reasons:
•A charge of $15.0 million relating to our settlement with the CFPB;
•Certain third-party costs of approximately $6.9 million incurred relating to various financing transactions completed in September 2020;
•The increases were partially offset by reduced travel and facilities expenses, and consulting fees and lower general and administrative expenses due to the sale of Baycorp in August 2019.
Other Operating Expenses
The increase in other operating expenses during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following reasons:
•Increased postage and printing expenses primarily at our domestic operations;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.

The decrease in other operating expenses during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following reasons:
•Lower collection expenses primarily due to the sale of Baycorp in August 2019;
•Reduced expenditures for bank charges;
•The decrease was partially offset by the increase in other operating expenses during the three months ended September 30, 2020 as compared to the corresponding period in the prior year as described above.
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
The decreases in collections agency commissions during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily due to the decrease in agency collections in Europe and other geographies.
Depreciation and Amortization
The increases in depreciation and amortization expense during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily due to the following reasons:
•Increased depreciation expense primarily incurred at our U.S. facilities;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Goodwill Impairment
In August 2019, we completed the sale of Baycorp. The Baycorp transaction resulted in a goodwill impairment charge of $10.7 million and an additional loss on sale of $12.5 million during the three and nine months ended September 30, 2019.
Interest Expense
The following tables summarize our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Stated interest on debt obligations	$44,484	$48,413	$(3,929)	(8.1)%
Amortization of debt issuance costs	10,610	2,466	8,144	330.3%
Amortization of debt discount	2,490	3,486	(996)	(28.6)%
Other interest expense	10,378	—	10,378	100.0%
Total interest expense	$67,962	$54,365	$13,597	25.0%
In September 2020 we entered into various transactions, agreements and amendments (collectively, the “Financing Transactions”) related to our borrowings and completed the implementation of our new global funding structure.
The increase in interest expense during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following reasons:
•$7.3 million of unamortized debt issuance costs were written-off primarily as a result of the Financing Transactions completed in September 2020;
•$10.4 million of other interest expense relating to the payment of a make-whole provision in September 2020 in connection with the prepayment of the Encore Private Placement Notes as part of the Financing Transactions;

•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound;
•Partially offset by a decrease in London Interbank Offered Rate (“LIBOR”) which resulted in decreased interest expense for the revolving credit facilities that reference LIBOR.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Stated interest on debt obligations	$137,366	$145,297	$(7,931)	(5.5)%
Amortization of debt issuance costs	16,405	17,731	(1,326)	(7.5)%
Amortization of debt discount	8,802	10,217	(1,415)	(13.8)%
Other interest expense	10,378	—	10,378	100.0%
Total interest expense	$172,951	$173,245	$(294)	(0.2)%
The decrease in interest expense during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following reasons:
•$9.0 million of Euro-denominated bond refinancing fees incurred during the nine months ended September 30, 2019;
•A decrease in LIBOR which resulted in decreased interest expense for the revolving credit facilities that reference LIBOR;
•The decrease was partially offset by increased upfront costs incurred in September 2020 relating to the Financing Transactions, including the write-off of $7.3 million of unamortized debt issuance costs and the payment of $10.4 million make-whole provision in connection with the prepayment of the Encore Private Placement Notes.
Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $0.4 million during the three months ended September 30, 2020 and other expense was $11.5 million during the three months ended September 30, 2019. Other expense was $1.2 million during the nine months ended September 30, 2020 and $15.8 million during the nine months ended September 30, 2019.
Other income recognized during the three months ended September 30, 2020 primarily represented income generated from our EARC operations partially offset by foreign currency exchange losses. Other expense recognized during the nine months ended September 30, 2020 primarily included a loss of $4.8 million as a result of the divestiture of our investment in Brazil. This loss was partially offset by other income from fair value changes for currency exchange forward contracts which were not designated as hedge instruments for accounting purposes. Other expense recognized during the three and nine months ended September 30, 2019 primarily included the loss recognized on the Baycorp transaction of $12.5 million.
Provision for Income Taxes
We recorded income tax expense of $19.7 million and $3.0 million during the three months ended September 30, 2020 and 2019, respectively, and income tax expense of $59.9 million and $18.4 million during the nine months ended September 30, 2020 and 2019, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal provision	21.0%	21.0%	21.0%	21.0%
State provision	2.7%	5.3%	3.0%	3.7%
Tax benefit relating to Baycorp Transaction	—%	(29.1)%	—%	(8.6)%
Tax effect of CFPB settlement fees(1)	4.2%	—%	1.3%	—%
Audit assessment	—%	8.9%	—%	2.6%
Change in valuation allowance(2)	2.0%	1.9%	2.2%	2.1%
Tax benefit from divestiture of foreign investment	—%	—%	(1.3)%	—%
Change in tax accounting method	—%	—%	—%	(6.3)%
Tax rate change	(3.5)%	—%	(1.1)%	—%
Other	—%	(0.9)%	0.4%	(1.7)%
Effective tax rate	26.4%	7.1%	25.5%	12.8%
________________________
(1)Non-deductible expense for tax purposes, refer to “Note 14: Subsequent Event.”
(2)Attributable to losses incurred at certain foreign subsidiaries with cumulative operating losses for tax purposes.
We utilized the discrete effective tax rate method (“discrete method”) for recording income taxes for the three and nine months ended September 30, 2020. We believe the use of the discrete method is more appropriate than the application of the estimated annual effective tax rate (“AETR”) method due to uncertainty in estimating annual pre-tax earnings primarily due to the ongoing COVID-19 pandemic. We will re-evaluate the use of the discrete method each quarter until it is deemed appropriate to return to the AETR method.
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
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2020 and 2019, was immaterial.
We had gross unrecognized tax benefits, inclusive of penalties and interest, of $8.2 million as of September 30, 2020. These unrecognized tax benefits, if recognized, would result in a net tax benefit of $7.6 million as of September 30, 2020. There was no material change in gross unrecognized tax benefits from December 31, 2019.
We have not provided for applicable income or withholding taxes on the undistributed earnings for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of September 30, 2020 was approximately $180.5 million. Such undistributed earnings are considered permanently reinvested. We do not provide for deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which we do not consider under the indefinite reversal exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
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
The following table provides a reconciliation between net income and diluted earnings per share attributable to Encore calculated in accordance with GAAP, to adjusted net income and adjusted earnings per share attributable to Encore, respectively (in thousands, except per share data):

	Three Months Ended September 30,
	2020		2019
	$	Per Diluted Share	$	Per Diluted Share
GAAP net income attributable to Encore, as reported	$54,650	$1.72	$38,869	$1.23
Adjustments:
CFPB settlement fees(1)	15,009	0.47	—	—
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	3,180	0.10	3,531	0.11
Acquisition, integration and restructuring related expenses(2)	(23)	0.00	3,819	0.12
Amortization of certain acquired intangible assets(3)	1,773	0.06	1,644	0.05
Loss on Baycorp Transaction(4)	—	—	12,489	0.39
Goodwill impairment(4)	—	—	10,718	0.34
Net gain on fair value adjustments to contingent consideration(5)	—	—	(101)	0.00
Income tax effect of above non-GAAP adjustments and certain discrete tax items(6)	(1,052)	(0.04)	(19,069)	(0.60)
Adjusted net income attributable to Encore	$73,537	$2.31	$51,900	$1.64
________________________

(1)Amount represents a charge resulting from the Stipulated Judgment with the CFPB. We adjust for this amount because we believe it is not indicative of ongoing operations; therefore, adjusting for it enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)We have acquired intangible assets, such as trade names and customer relationships, as a result of our acquisition of debt solution service providers. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income attributable to Encore and adjusted earnings per share.
(4)The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the three months ended September 30, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(5)Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(6)Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.

	Nine Months Ended September 30,
	2020		2019
	$	Per Diluted Share	$	Per Diluted Share
GAAP net income attributable to Encore, as reported	$174,528	$5.51	$124,784	$3.97
Adjustments:
CFPB settlement fees(1)	15,009	0.47	—	—
Convertible notes and exchangeable notes non-cash interest and issuance cost amortization	11,205	0.35	11,571	0.37
Acquisition, integration and restructuring related expenses(2)	4,940	0.16	6,345	0.20
Amortization of certain acquired intangible assets(3)	5,207	0.16	5,358	0.17
Loss on Baycorp Transaction(4)	—	—	12,489	0.40
Goodwill impairment(4)	—	—	10,718	0.34
Net gain on fair value adjustments to contingent consideration(5)	—	—	(2,300)	(0.07)
Income tax effect of above non-GAAP adjustments and certain discrete tax items(6)	(6,399)	(0.19)	(21,840)	(0.69)
Change in tax accounting method(7)	—	—	(9,070)	(0.29)
Adjusted net income attributable to Encore	$204,490	$6.46	$138,055	$4.40
________________________
(1)Amount represents a charge resulting from the Stipulated Judgment with the CFPB. We have adjusted for this amount because we believe it is not indicative of ongoing operations; therefore, adjusting for it enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)We have acquired intangible assets, such as trade names and customer relationships, as a result of our acquisition of debt solution service providers. These intangible assets are valued at the time of the acquisition and amortized over their estimated lives. We believe that amortization of acquisition-related intangible assets, especially the amortization of an acquired company’s trade names and customer relationships, is the result of pre-acquisition activities. In addition, the amortization of these acquired intangibles is a non-cash static expense that is not affected by operations during any reporting period. As a result, the amortization of certain acquired intangible assets is excluded from our adjusted income attributable to Encore and adjusted income per share.
(4)The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the three months ended September 30, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(5)Amount represents the net gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.

(6)Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations.
(7)Amount represents the benefit from the tax accounting method change related to revenue reporting. We adjust for certain discrete tax items that are not indicative of our ongoing operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income, as reported	$55,107	$39,413	$175,312	$125,677
Adjustments:
Interest expense	67,962	54,365	172,951	173,245
Interest income	(394)	(590)	(1,953)	(2,850)
Provision for income taxes	19,747	3,021	59,875	18,447
Depreciation and amortization	10,609	10,000	31,436	29,736
CFPB settlement fees (1)	15,009	—	15,009	—
Stock-based compensation expense	3,884	4,005	13,189	9,412
Acquisition, integration and restructuring related expenses(2)	(23)	3,819	4,940	6,345
Loss on Baycorp Transaction(3)	—	12,489	—	12,489
Goodwill impairment(3)	—	10,718	—	10,718
Net gain on fair value adjustments to contingent consideration(4)	—	(101)	—	(2,300)
Adjusted EBITDA	$171,901	$137,139	$470,759	$380,919
Collections applied to principal balance(5)	$172,406	$174,663	$547,902	$576,314
________________________
(1)Amount represents a charge resulting from the Stipulated Judgment with the CFPB. We have adjusted for this amount because we believe it is not indicative of ongoing operations; therefore, adjusting for it enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the three and nine months ended September 30, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(4)Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.
(5)For periods prior to January 1, 2020, amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios. For periods subsequent to January 1, 2020 amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) changes in expected recoveries. For consistency with the Company debt covenant reporting, for periods subsequent to June 30, 2020, the collections applied to principal balance also includes proceeds applied to basis from sales of REO assets and related activities; prior period amounts have not been adjusted to reflect this change as such amounts were immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP total operating expenses, as reported	$261,221	$247,591	$709,441	$716,752
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(54,001)	(42,503)	(137,876)	(130,817)
CFPB settlement fees (2)	(15,009)	—	(15,009)	—
Stock-based compensation expense	(3,884)	(4,005)	(13,189)	(9,412)
Acquisition, integration and restructuring related expenses(3)	23	(3,819)	(132)	(6,345)
Goodwill impairment(4)	—	(10,718)	—	(10,718)
Net gain on fair value adjustments to contingent consideration(5)	—	101	—	2,300
Adjusted operating expenses related to portfolio purchasing and recovery business	$188,350	$186,647	$543,235	$561,760
________________________
(1)Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.
(2)Amount represents a charge resulting from the Stipulated Judgment with the CFPB. We have adjusted for this amount because we believe it is not indicative of ongoing operations; therefore, adjusting for it enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(4)The Baycorp Transaction resulted in a goodwill impairment charge of $10.7 million that is included in operating expenses during the three and nine months ended September 30, 2019. We believe the goodwill impairment charge is not indicative of ongoing operations, therefore, adjusting for the expense enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(5)Amount represents the gain recognized as a result of fair value adjustments to contingent considerations that were established for our acquisitions of debt solution service providers in Europe. We have adjusted for this amount because we do not believe this is indicative of ongoing operations. Refer to the Contingent Consideration section of “Note 3: Fair Value Measurements” in the notes to our consolidated financial statements for further details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	36.9%	39.8%	36.1%	39.5%
Europe	28.1%	29.0%	28.7%	28.5%
Other geographies	55.6%	63.5%	55.5%	54.6%
Overall cost per dollar collected	34.9%	37.4%	34.5%	36.8%
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
Despite the increase in expense due to the accounting policy change discussed above, cost-to-collect decreased during the periods presented, due to a combination of (1) continued improvement in operational efficiencies in the collection process and (2) a large reduction in legal channel spending due to court closures in certain jurisdictions as a result of the COVID-19 pandemic, the legal channel spending has gradually increased as compared to the previous two quarters but is still lower than historical levels and (3) collection mix shifting towards non-legal collection, which has a lower cost-to-collect. Collections from other geographies continue to decline as we continue to focus on the U.S. and European markets. Cost-to-collect in LAAP is expected to stay at an elevated level and will continue to fluctuate over time.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2020
		<2011	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total(2)	Multiple(3)
United States:
<2011	$1,760,989	$3,222,155	$637,415	$458,336	$328,076	$236,557	$180,622	$129,676	$99,169	$80,397	$65,855	$39,953	$5,478,211	3.1
2011	383,796	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	33,445	19,617	1,147,906	3.0
2012	548,812	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	21,434	1,269,188	2.3
2013	551,896	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	48,923	1,517,641	2.7
2014	517,702	—	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	37,795	1,012,279	2.0
2015	499,285	—	—	—	—	—	105,610	231,102	186,391	125,673	85,042	51,856	785,674	1.6
2016	553,391	—	—	—	—	—	—	110,875	283,035	234,690	159,279	93,103	880,982	1.6
2017	528,443	—	—	—	—	—	—	—	111,902	315,853	255,048	154,198	837,001	1.6
2018	630,864	—	—	—	—	—	—	—	—	175,042	351,696	243,439	770,177	1.2
2019	677,539	—	—	—	—	—	—	—	—	—	174,693	313,152	487,845	0.7
2020	449,089	—	—	—	—	—	—	—	—	—	—	128,172	128,172	0.3
Subtotal	7,101,806	3,222,155	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,151,642	14,315,076	2.0
Europe:
2013	619,079	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	69,322	1,223,511	2.0
2014	623,129	—	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	62,882	925,399	1.5
2015	419,941	—	—	—	—	—	65,870	127,084	103,823	88,065	72,277	40,580	497,699	1.2
2016	258,218	—	—	—	—	—	—	44,641	97,587	83,107	63,198	37,157	325,690	1.3
2017	461,571	—	—	—	—	—	—	—	68,111	152,926	118,794	64,225	404,056	0.9
2018	433,302	—	—	—	—	—	—	—	—	49,383	118,266	59,452	227,101	0.5
2019	273,354	—	—	—	—	—	—	—	—	—	44,118	57,277	101,395	0.4
2020	81,041	—	—	—	—	—	—	—	—	—	—	11,052	11,052	0.1
Subtotal	3,169,635	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	401,947	3,715,903	1.2
Other geographies:
2012	6,721	—	—	—	3,848	2,561	1,208	542	551	422	390	215	9,737	1.4
2013	29,568	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	745	47,297	1.6
2014	86,989	—	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	3,787	72,180	0.8
2015	83,198	—	—	—	—	—	15,061	57,064	43,499	32,622	17,499	3,559	169,304	2.0
2016	64,450	—	—	—	—	—	—	29,269	39,710	28,992	16,078	3,885	117,934	1.8
2017	49,670	—	—	—	—	—	—	—	15,471	23,075	15,383	5,082	59,011	1.2
2018	26,371	—	—	—	—	—	—	—	—	12,910	15,008	4,201	32,119	1.2
2019	2,668	—	—	—	—	—	—	—	—	—	3,198	179	3,377	1.3
2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	349,635	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	21,653	510,959	1.5
Total	$10,621,076	$3,222,155	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$1,575,242	$18,541,938	1.7
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2020, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through September 30, 2020 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections from purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2011	$1,760,989	$5,478,211	$121,918	$5,600,129	3.2
2011	383,796	1,147,906	60,593	1,208,499	3.1
2012	548,812	1,269,188	67,941	1,337,129	2.4
2013(3)	551,896	1,517,641	192,744	1,710,385	3.1
2014(3)	517,702	1,012,279	123,269	1,135,548	2.2
2015	499,285	785,674	133,411	919,085	1.8
2016	553,391	880,982	246,922	1,127,904	2.0
2017	528,443	837,001	395,466	1,232,467	2.3
2018	630,864	770,177	627,656	1,397,833	2.2
2019	677,539	487,845	1,097,746	1,585,591	2.3
2020	449,089	128,172	964,006	1,092,178	2.4
Subtotal	7,101,806	14,315,076	4,031,672	18,346,748	2.6
Europe:
2013(3)	619,079	1,223,511	883,363	2,106,874	3.4
2014(3)	623,129	925,399	660,771	1,586,170	2.5
2015(3)	419,941	497,699	423,782	921,481	2.2
2016	258,218	325,690	331,604	657,294	2.5
2017	461,571	404,056	579,509	983,565	2.1
2018	433,302	227,101	624,762	851,863	2.0
2019	273,354	101,395	518,846	620,241	2.3
2020	81,041	11,052	207,477	218,529	2.7
Subtotal	3,169,635	3,715,903	4,230,114	7,946,017	2.5
Other geographies:
2012	6,721	9,737	219	9,956	1.5
2013	29,568	47,297	1,267	48,564	1.6
2014	86,989	72,180	51,215	123,395	1.4
2015	83,198	169,304	17,108	186,412	2.2
2016	64,450	117,934	6,740	124,674	1.9
2017	49,670	59,011	29,653	88,664	1.8
2018	26,371	32,119	10,503	42,622	1.6
2019	2,668	3,377	440	3,817	1.4
2020	—	—	—	—	—
Subtotal	349,635	510,959	117,145	628,104	1.8
Total	$10,621,076	$18,541,938	$8,378,931	$26,920,869	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2020, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections from purchased receivable portfolios and estimated future cash flows from real estate-owned assets by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2020(3)	2021	2022	2023	2024	2025	2026	2027	2028	>2028	Total(2)
United States:
<2011	$10,630	$35,010	$25,248	$17,528	$12,132	$8,265	$5,577	$3,701	$2,286	$1,541	$121,918
2011	5,278	16,568	11,875	8,325	5,861	4,133	2,920	2,068	1,468	2,097	60,593
2012	5,909	18,687	13,089	9,247	6,505	4,585	3,237	2,291	1,626	2,765	67,941
2013(4)	13,957	51,436	37,540	26,539	18,778	13,317	9,449	6,706	4,761	10,261	192,744
2014(4)	10,400	34,372	24,137	16,553	11,318	7,964	5,635	3,992	2,831	6,067	123,269
2015	12,273	39,128	26,762	17,867	11,936	7,831	5,358	3,774	2,664	5,818	133,411
2016	23,162	74,494	46,516	31,484	21,991	15,223	10,441	7,298	5,133	11,180	246,922
2017	35,858	119,171	79,757	50,338	33,716	23,283	16,254	11,415	8,071	17,603	395,466
2018	61,932	192,762	132,071	84,943	53,478	35,161	23,203	15,315	10,016	18,775	627,656
2019	109,314	354,853	210,468	131,837	89,240	60,901	42,730	30,774	22,034	45,595	1,097,746
2020	61,376	248,475	244,161	139,955	85,258	57,486	38,887	27,360	19,531	41,517	964,006
Subtotal	350,089	1,184,956	851,624	534,616	350,213	238,149	163,691	114,694	80,421	163,219	4,031,672
Europe:
2013(4)	24,105	95,517	92,781	87,795	80,626	73,626	66,225	59,637	53,578	249,473	883,363
2014(4)	20,924	81,176	74,759	67,819	62,415	55,483	47,451	41,601	37,470	171,673	660,771
2015(4)	15,274	53,301	47,339	43,312	39,408	35,331	31,222	26,728	23,397	108,470	423,782
2016	12,917	57,057	51,900	37,940	32,016	27,564	22,747	18,671	15,774	55,018	331,604
2017	22,335	87,038	80,082	67,643	57,548	48,193	40,033	34,490	28,522	113,625	579,509
2018	21,190	93,126	82,561	71,266	61,883	53,506	45,836	38,945	32,410	124,039	624,762
2019	19,555	80,356	72,906	62,447	52,403	42,971	35,135	29,679	25,374	98,020	518,846
2020	4,839	31,237	31,239	25,955	21,720	17,754	14,777	12,064	10,159	37,733	207,477
Subtotal	141,139	578,808	533,567	464,177	408,019	354,428	303,426	261,815	226,684	958,051	4,230,114
Other geographies:
2012	43	118	58	—	—	—	—	—	—	—	219
2013	177	546	357	187	—	—	—	—	—	—	1,267
2014	2,108	9,592	7,718	6,917	5,889	4,443	2,610	1,486	1,352	9,100	51,215
2015	907	3,224	2,747	2,515	1,743	1,156	854	748	647	2,567	17,108
2016	989	3,046	1,613	573	255	169	95	—	—	—	6,740
2017	2,097	7,220	5,105	3,742	2,086	1,847	1,383	793	696	4,684	29,653
2018	1,107	3,576	2,305	1,619	860	461	301	197	77	—	10,503
2019	51	165	100	67	48	9	—	—	—	—	440
2020	—	—	—	—	—	—	—	—	—	—	—
Subtotal	7,479	27,487	20,003	15,620	10,881	8,085	5,243	3,224	2,772	16,351	117,145
Portfolio ERC	498,707	1,791,251	1,405,194	1,014,413	769,113	600,662	472,360	379,733	309,877	1,137,621	8,378,931
REO ERC(5)	8,774	35,262	19,370	8,676	7,056	1,614	56	—	—	—	80,808
Total ERC	$507,481	$1,826,513	$1,424,564	$1,023,089	$776,169	$602,276	$472,416	$379,733	$309,877	$1,137,621	$8,459,739
________________________
(1)As of September 30, 2020, ERC for Zero Basis Portfolios include approximately $121.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of September 30, 2020, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,763,006	$3,954,550
Europe	2,982,780	3,599,914
Other geographies	97,284	105,273
Portfolio ERC	$6,843,070	$7,659,737
REO ERC	$80,808	$80,808
Total ERC	$6,923,878	$7,740,545
(3)Amount for 2020 consists of three months data from October 1, 2020 to December 31, 2020.
(4)Includes portfolios acquired in connection with certain business combinations.
(5)Real estate-owned assets ERC includes approximately $78.6 million and $2.2 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Principal
As of September 30, 2020, we had $3.3 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2020(1)	$130,037	$33,414	$4,523	$167,974
2021	471,409	177,744	16,298	665,451
2022	370,544	182,097	13,333	565,974
2023	218,436	158,642	8,430	385,508
2024	135,474	142,795	6,217	284,486
2025	89,819	125,640	4,867	220,326
2026	60,288	106,883	2,889	170,060
2027	42,228	92,423	1,641	136,292
2028	29,924	80,764	1,419	112,107
2029	20,966	71,514	1,352	93,832
2030	14,815	66,342	1,352	82,509
2031	10,674	63,481	1,352	75,507
2032	7,922	64,564	1,352	73,838
2033	6,280	69,072	1,352	76,704
2034	5,572	76,283	951	82,806
2035	2,251	70,367	—	72,618
Total	$1,616,639	$1,582,025	$67,328	$3,265,992
________________________
(1)Amount for 2020 consists of three months data from October 1, 2020 to December 31, 2020.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2018	973	$1,799,804	$276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,022	214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Net cash provided by operating activities	$249,982	$196,946
Net cash provided by (used in) investing activities	7,575	(197,958)
Net cash (used in) provided by financing activities	(267,891)	31,313
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
Net cash provided by operating activities increased $53.0 million for the nine months ended September 30, 2020 as compared to the prior period, mainly driven by a significant increase in net income, changes in expected recoveries compared to the prior year net allowance reversals, and the change in prepaid income tax and income taxes payable.

Investing Cash Flows
Cash flow relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios.
Net cash provided by investing activities was $7.6 million during the nine months ended September 30, 2020 as compared to net cash used in investing activities of $198.0 million for the nine months ended September 30, 2019, mainly driven by reduced purchasing volume. Receivable portfolio purchases, net of put-backs, were $518.0 million and $757.1 million during the nine months ended September 30, 2020 and 2019, respectively. Collection proceeds applied to the principal of our receivable portfolios, net, were $540.1 million and $588.3 million during the nine months ended September 30, 2020 and 2019, respectively.
Financing Cash Flows
Net cash used in financing activities was $267.9 million during the nine months ended September 30, 2020, and net cash provided by financing activities was $31.3 million during the nine months ended September 30, 2019. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Proceeds from our credit facilities were $1,695.9 million and $481.1 million during the nine months ended September 30, 2020 and 2019, respectively. Repayments of amounts outstanding under our credit facilities were $2,051.8 million and $441.0 million during the nine months ended September 30, 2020 and 2019, respectively. Proceeds from the issuance of senior secured notes were $410.8 million and $460.5 million during the nine months ended September 30, 2020 and 2019, respectively. Repayments of senior secured notes were $152.4 million and $460.5 million during the nine months ended September 30, 2020 and 2019, respectively.
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
In September 2020, we entered into various transactions, agreements and amendments related to our borrowings including (collectively, the “Financing Transactions”):
•an amended multi-currency revolving credit facility the “Global Senior Facility” that formerly supported only Cabot that now supports the operations of all operating units. The Global Senior Facility provides for a total committed facility of $1,050.0 million that matures in September 2024. Available capacity under the Global Senior Facility was $464.8 million as of September 30, 2020;
•an issuance of €350.0 million (approximately $410.8 million) in 4.875% senior secured notes due 2025; and
•an amendment to the terms of our existing senior secured notes originally issued by affiliates of Cabot to, among other things, add Encore and its material subsidiaries as guarantors and have Encore become the parent of the restricted group.
As part of the Financing Transactions, we prepaid $103.7 million of Encore’s senior secured notes with a group of insurance companies and made a $10.4 million make-whole payment to the holders of notes that were prepaid. As of September 30, 2020, $156.3 million of the notes remained outstanding.
Additionally, we paid $89.4 million of convertible senior notes that matured on July 1, 2020 using cash on hand.
We are in material compliance with all covenants under our financing arrangements. See “Note 8: Borrowings” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents as of September 30, 2020 consisted of $39.8 million held by U.S.-based entities and $130.2 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States.

Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $20.4 million as of September 30, 2020.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of September 30, 2020, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Interest Rates. As of September 30, 2020, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
Except as noted below there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A – Risk Factors
Except for the revised risk factor set forth below, there is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II-Item 1A-Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
We are subject to ongoing risks of regulatory investigations and litigation, including individual and class action lawsuits, under consumer credit, consumer protection, theft, privacy, collections, and other laws, and we may be subject to awards of substantial damages or be required to make other expenditures or change our business practices as a result.
We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections, and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, FTC, FCA, state Attorneys General, Central Bank of Ireland or other governmental bodies relating to our activities. For example, on September 8, 2020, the CFPB filed a suit alleging that Encore and certain of its US subsidiaries had violated their consent order (the “Consent Order”) with the CFPB pursuant to which we previously settled allegations arising from its practices between 2011 and 2015. These litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, costs, sanctions, civil monetary penalties, consumer restitution, or injunctive relief, as well as other forms of relief, that could require us to pay damages, make other expenditures or result in changes to our business practices. Any changes to our business practices could result in lower collections, increased cost to collect or reductions in estimated remaining collections. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Further, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have an adverse effect on our business, financial condition and operating results.
Item 5 – Other Information
On October 29, 2020, we entered into supplemental indentures for the Convertible Notes and Exchangeable Notes so that in the event of conversion or exchange, the notes are convertible or exchangeable into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes and Exchangeable Notes. Copies of the supplemental indentures are attached as exhibits to this report and are incorporated herein by reference (and this description is qualified in its entirety by reference to such documents).
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
4.1
Indenture dated September 24, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 24, 2020)

4.2.1
First Supplemental Indenture dated September 7, 2020 to Indenture dated October 6, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 24, 2020)

4.2.2
Second Supplemental Indenture dated September 24, 2020 to Indenture dated October 6, 2016 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 24, 2020)

4.3.1	First Supplemental Indenture dated September 7, 2020 to Indenture dated June 14, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 24, 2020)

4.3.2
Second Supplemental Indenture dated September 24, 2020 to Indenture dated June 14, 2019 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 24, 2020)

4.4
Second Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of March 11, 2014, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee (filed herewith)

4.5
First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee (filed herewith)

4.6
Second Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of July 20, 2018, by and among Encore Capital Europe Finance Limited, Encore Capital Group, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee (filed herewith)

4.7
First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee (filed herewith)

10.1
Amendment No. 5 to Third Amended and Restated Credit Agreement, dated July 9, 2020, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2020)

10.2
Amended and Restated Senior Facilities Agreement, dated September 1, 2020, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020)

10.3
Fourth Amended and Restated Senior Secured Note Purchase Agreement (including the forms of the Notes), dated as of September 1, 2020, by and among Encore Capital Group, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 1, 2020)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Date: November 2, 2020