Form 10-K
period 2020-12-31
ENCORE CAPITAL GROUP INC
filed 2021-02-24
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,058.5 million at June 30, 2020, based on the closing price of the common stock of $34.18 per share on such date, as reported by NASDAQ.
The number of shares of our Common Stock outstanding at February 17, 2021, was 31,345,569.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2021 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2020.

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
We also have additional international investments and operations as we have explored new asset classes and geographies including: (1) our investments in non-performing loans in Colombia, Peru and Mexico; and (2) an investment in Encore Asset Reconstruction Company (“EARC”) in India. We refer to these additional international operations as our Latin America and Asia-Pacific (“LAAP”) operations.
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
Company Information
We were incorporated in Delaware in 1999. In June 2013, we completed our merger with Asset Acceptance Capital Corp., which was another leading provider of debt recovery solutions in the United States. In July 2013, by acquiring a majority ownership interest in the indirect holding company of CCM, Janus Holdings S.à r.l., we acquired control of CCM. In February 2014, CCM acquired Marlin Financial Group Limited, a leading acquirer of non-performing consumer debt in the United Kingdom. In August 2014, we acquired Atlantic Credit & Finance, Inc., which was a market leader in the United States in buying and collecting on freshly charged-off debt. In June 2015, CCM expanded in the United Kingdom by acquiring Hillesden Securities Ltd and its subsidiaries (“dlc”). In March 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC and its subsidiaries, our tax lien business. In November 2017, CCM strengthened its debt servicing offerings with the acquisition of Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company. In July 2018, we completed the purchase of all of the outstanding equity of CCM not owned by us. As a result, CCM became our wholly owned subsidiary.
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

Our Competitive Advantages
Analytic Strength. We believe that success in our business depends on our ability to establish and maintain an information and data advantage. Leveraging an industry-leading financially distressed consumer database, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases.
We have been able to leverage over 20 years of data, insights, modeling and operational integration. Each year we invest significant capital to purchase credit bureau and customized consumer data that describe account level and macroeconomic factors related to credit, savings, and payment behavior. This robust data accumulation from our collection channels and other sources supports our direct mail, call center and digital collection efforts and our market-leading proprietary scorecards for legal placements. We leverage these and other powerful statistical models to drive each collection activity.
We have made significant progress in developing our digital collection strategies, which we continue to optimize along with our collections websites. In developing our digital platform, we have allowed consumers to access account information, supporting documents and perform payments online. By leveraging direct mail, email and search engines we have bolstered data accumulation and collections payments through our digital platform. Innovation and investment in digital collection technology and speech analytics have enhanced our ability to collect and enabled us to quickly adapt to the varying operating conditions resulting from the COVID-19 pandemic, as they provide real-time insights that help optimize our interaction with consumers, as well as valuable information for training purposes.
Consumer Intelligence and Principled Intent. Across the full extent of our operations, we strive to treat consumers with respect, compassion and integrity. From affordable payment plans to hardship solutions, we work with our consumers as they attempt to return to financial health. We are committed to having a dialogue that is honorable and constructive and hope to play an important and positive role in our consumers’ financial recovery. We believe that our interests and those of the financial institutions from which we purchase portfolios are closely aligned with the interests of government agencies seeking to protect consumer rights. To demonstrate our commitment to conducting business ethically, we developed our Consumer Bill of Rights. Its articles govern the principled treatment we aim to provide consumers. Operating with a consumer-first approach has built trust among consumers and issuers of consumer credit, allowing us to improve liquidation and maintain purchasing supply. We expect to continue to invest in infrastructure and processes that support consumer advocacy and financial literacy while promoting an appropriate balance between corporate and consumer responsibility.
At the core of our analytic approach is a focus on characterizing our consumers’ willingness and ability to repay their financial obligations. In this effort, we apply tools and methods from statistics, economics, and management science across the full extent of our business. During portfolio valuation, we use internally developed proprietary statistical models that determine the likelihood and expected amount of collections from each consumer within a portfolio. Subsequently, the expectations for each account are aggregated to arrive at a portfolio-level liquidation model and a valuation for the entire portfolio is determined. During the collection process, we apply a number of proprietary operational frameworks to match our collection approach to an individual consumer’s payment behavior.
Our data collection practices and analytics processes are designed with consumer experience in mind. Over time we have adjusted our execution to optimize lifetime liquidation with a high-touch, focused approach. We connect with the consumer through extended conversations and offer expanded interaction and payment options. Our analytics infrastructure provides insights to consumer sentiment, allowing us to tailor our communication and collections efforts to each consumer. This sustained consumer focus and other operational enhancements have led to improved liquidation effectiveness and fair consumer treatment.
Regulatory Expertise. Both the U.S. and UK markets have established regulatory systems and compliance requirements, benefiting scaled market participants such as Encore. Issuers of consumer debt sell charged-off receivables to a select universe of trusted buyers, further necessitating a robust compliance and regulatory framework. As the cost of compliance increases, economies of scale are important to the provision of cost effective credit management services. Our established regulatory framework uniquely positions us to capture new portfolios and realize cost-efficiencies.
Although MCM and Cabot both operate in developed and established credit markets, fundamental differences exist between the two from the standpoint of the regulatory approach being followed. The U.S. environment is governed by a rules-based approach which details specific rules on how the company should conduct operations when interacting with consumers. The UK landscape is principles-based in nature; outcomes and principles are set by the regulators. Parties under their purview are responsible for determining how to appropriately achieve the stated outcomes and principles. We have strategically structured our compliance infrastructure at MCM and Cabot to account for these key market-specific factors.

Many credit providers seek to do business with credit management companies that provide consistent, compliant and consumer-focused services to protect the credit provider’s own reputation. Encore’s established regulatory and compliance programs are a key differentiator that enables the Company to successfully and efficiently demonstrate its expertise to credit providers. MCM averages approximately 35 issuer audits and due diligence exercises per year and has achieved certification from all major U.S. issuers who sell their charged-off accounts to third parties. Cabot also maintains a leading track record of regulatory approval and was the first large UK-based credit management service company to receive full FCA authorization.
Strong Capital Stewardship. We continue to maintain a focus on raising and deploying capital prudently to maximize the return on our invested capital. Our operational scale and geographic diversification enable us to adjust to market trends and deploy capital to maximize risk-adjusted returns.
Operational Scale and Cost Efficiency. We are a market leader in portfolio purchasing and recovery in the United States and one of the largest credit management services providers in Europe. This operational scale combined with cost efficiency is central to our purchasing and collection strategies. We also experience considerable cost advantages stemming from our scale and focus on collecting in a cost-efficient manner. Our operations in India and Costa Rica have been critical to achieving these improvements. We are one of the only companies in the industry with a successful, late stage collection platform in India, which has helped to reduce our call center variable cost-to-collect while maintaining our quality standards.
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
Market Focus. We continue to concentrate on our core portfolio purchasing and recovery business in the U.S. and the U.K. markets, where scale helps us generate our highest risk-adjusted returns. We believe these markets have attractive structural characteristics including: (1) a large and consistent flow of purchasing opportunities; (2) a strong regulatory framework that creates advantages for firms with sufficient financial and operational capabilities ; (3) a high degree of sophistication and data availability; and (4) stable long term returns and resilience in the event of macroeconomic disruption. In addition, we are strengthening our presence in Spain, France, Portugal and Ireland, each of which we believe shares a number of these same attractive market characteristics.
Balance Sheet Strength. We are focused on optimizing our balance sheet while delivering strong financial and operational results. This includes increasing our cash flow generation through efficient collection operations and applying excess cash toward reducing our debt, reducing financial leverage. In addition, through our new global funding structure established in September 2020, we have reduced our funding costs, enhanced our access to capital markets and increased our financial flexibility, particularly with respect to our ability to allocate capital to our markets with the best risk-adjusted returns.
Our Priority Framework
We have tailored our strategy to optimize our ability to achieve and maintain strong returns throughout the credit cycle. With respect to our balance sheet, we will strive to maintain financial flexibility and operate with leverage in a range that we believe benefits the company, and we also target a strong debt rating. Our capital allocation priorities include portfolio purchases at attractive returns, strategic merger and acquisition (M&A) consideration, and the return of capital to stockholders.
Purchasing Approach
We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are a valuable partner to these sellers given our financial strength, focus on principled intent, and track record of financial success.
Identify purchase opportunities. We maintain relationships with various financial service providers such as banks, credit unions, consumer finance companies, retailers, utilities companies and government agencies. These relationships frequently generate recurring purchase opportunities. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for credit originators from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our purchasing scale. Receivable portfolios are typically sold either through a general auction, in which the seller requests bids from market participants, or in a private sale where the buyer negotiates directly with a seller. The sale transaction can be either for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months, but can be longer, with specifically defined volume, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price renegotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. In the U.S., where we have the ability in many of our forward flow contracts to terminate upon a certain specified amount of notice, we generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can enable us to more accurately forecast and plan our operational needs.
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
Formal approval process. Once we have determined the estimated value of the portfolio and have completed our qualitative due diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on an Internal Rate of Return (“IRR”), or declines to bid. Members of the investment committee vary based on the type, amount, IRR and jurisdiction of the purchase opportunity, but include our Chief Executive Officer and Chief Financial Officer for all material purchases.
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
•Call Centers. We maintain domestic collection call centers in Phoenix, Arizona, St. Cloud, Minnesota, Troy, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. We continuously educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.
•Legal Action. We generally refer accounts for legal action when the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay their obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision about whether or not to pursue collection litigation. Prior to engaging an external law firm (and throughout our engagement of any external law firm), we monitor and evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.

•Third-Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingent fee based on amounts they collect on our behalf. Generally, we use these agencies when they can generate more collections than our internal call centers or can do so at a lower cost.
•Digital Collections. We have made significant progress in developing our digital strategies and continue to analyze and optimize our digital strategies and our collection website. Currently consumers can access their account information, view supporting documents and make payments through our website. We leverage direct mail, email, and search engines to promote our digital channel to our consumers. Account managers in our call centers are also encouraged to make consumers aware of our digital channels including our website. We expect digital collections to increase as we continue to develop our digital strategies and more consumers become aware of the digital channel.
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

We employ a variety of collections strategies from the point of purchase, tailored to both the type of account and the consumer’s financial strength. For paying accounts, we seek to engage with the consumers to transfer their payment stream to us and understand their detailed financial situation. For non-paying accounts, we apply a segmentation framework tailoring our communication and contact intensity in line with our assessment of their credit bureau data, the size of their debt, and whether we have an existing relationship with them from other accounts. Where contact is made and consumers indicate both a willingness and ability to pay, we create tailor-made payment plans to suit the consumer’s situation. In doing so, we utilize U.K. regulatory protocols to assess affordability and ensure their plan is fair, balanced and sustainable. Where we identify consumers with an ability to pay but who appear to be unwilling to pay their debt due, we pursue a range of collections strategies, which may include litigation processes in order to stimulate engagement and enable us to agree to a suitable plan. Scoring is applied in conjunction with manual selection criteria to determine whether litigation might be an option, also informing any enforcement action that may be deemed most appropriate to the consumer’s situation. Relationships with consumers are maintained through the duration of the payment plan, seeking to review plans at least annually in order to take into account fluctuations in consumers’ financial situations. Again, scoring is used to vary the intensity of contact effort, mirroring the likelihood of a consumer’s financial situation having changed. In the event that a consumer breaks their plan, segmentation is used to tailor the communication and contact intensity as we seek to re-engage with the consumer and understand the reason for the break. By understanding the reason for the break we can tailor the solutions we recommend to rehabilitate the plan and put the consumer back on the path to financial recovery. In this way, we have built strong relationships with our consumer base with a robust repayment stream, reflected in exceptional customer service scores.
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
Information Technology
Our Technology. We strive to utilize best of breed technologies throughout our business from our core collection platforms and decision engines to our enterprise wide predictive dialer capability. Using these industry leading platforms in conjunction with certain company-specific integrations, provides us with an overall solution that enables us to both interact with consumers in their preferred manner, such as telephone calls, SMS, email, web chat, etc., as well as monitor such consumer interactions for compliance with applicable rules and regulations.
Process Control. To provide assurance that our technology solutions continue to operate efficiently and securely, we have developed strong process and control environments. These governance, risk management, and control protocols govern all areas of the enterprise: from physical security and cybersecurity, to change management, data protection, and segregation of duties.
Cybersecurity. We divide our cybersecurity and information security functions into the four core tenets that we believe make up a solid information security practice: (1) security strategy and architecture; (2) operational security; (3) vulnerability and threat management; and (4) IT governance, risk and controls. We invest in cybersecurity and advanced technologies, including next generation threat prevention and threat intelligence solutions, to protect our organization and consumer and proprietary data throughout its life cycle. We believe that our adoption and implementation of leading security frameworks for the financial services industry and the regulatory environments and geographies in which we operate demonstrates our commitment to cybersecurity and information security. To ensure the integrity and reliability of our environment, we periodically engage outside auditors specializing in information technology and cybersecurity to examine and test our operating systems, technical posture as well as our detection and response capabilities, including our disaster recovery plans.
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
Government Regulation
There have been various governmental actions taken, or proposed, in response to the COVID-19 pandemic, such as limiting debt collection efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. In addition, in certain jurisdictions courts have closed and/or government actions have affected the litigation process. Government actions have not been consistent across jurisdictions and the efficacy and ultimate effect of such actions is not known. We continue to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
MCM (United States)
Our U.S. debt purchasing business and collection activities are subject to federal, state, and municipal statutes, rules, regulations, and ordinances that establish specific requirements and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including requirements to obtain and maintain relevant licenses in certain U.S. states in which we conduct our activities. It is our policy to comply with the provisions of all applicable laws in all of our recovery activities, including any applicable state licensing requirements. Our failure to comply with these laws or to maintain relevant state licenses could have a material adverse effect on us to the extent that they limit our recovery activities or subject us to fines or penalties in connection with such activities.
The federal Fair Debt Collection Practices Act (“FDCPA”) and comparable state and local laws establish specific requirements and procedures that debt collectors must follow when communicating with consumers, including the time, place and manner of the communications, and prohibit unfair, deceptive, or abusive debt collection practices. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act of 2010 (the “Dodd-Frank Act”), Congress transferred the Federal Trade Commission’s (“FTC”) role of administering the FDCPA to the Consumer Financial Protection Bureau (“CFPB”), along with certain other federal statutes, and gave the CFPB authority to implement regulations under the FDCPA. The FTC and the CFPB share enforcement responsibilities under the FDCPA.
In addition to the FDCPA, the federal laws that directly or indirectly apply to our business (including the regulations that implement these laws) include, but are not limited to, the following:

•Dodd-Frank Act, including the Consumer Financial Protection Act (Title X of the Dodd-Frank Act, “CFPA”)	•Servicemembers’ Civil Relief Act
•Electronic Fund Transfer Act and the CFPB’s Regulation E	•Telephone Consumer Protection Act (“TCPA”)
•Equal Credit Opportunity Act and the CFPB’s Regulation B	•Truth In Lending Act and the CFPB’s Regulation Z
•Fair Credit Billing Act	•U.S. Bankruptcy Code
•Fair Credit Reporting Act (“FCRA”) and the CFPB’s Regulation V	•Wire Act
•Federal Trade Commission Act (“FTCA”)	•Credit CARD Act
•Gramm-Leach-Bliley Act and the CFPB’s Regulation P	•Foreign Corrupt Practices Act
•Health Insurance Portability and Accountability Act
The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions governing the oversight of financial institutions, some of which apply to us. Among other things, the Dodd-Frank Act established the CFPB, which has broad authority to implement and enforce “federal consumer financial law,” as well as authority to examine financial institutions, including credit issuers that may be sellers of receivables and debt buyers and collectors such as us, for compliance with federal consumer financial law. The CFPB has broad authority to prevent unfair, deceptive, or abusive acts or practices by issuing regulations or by using its enforcement authority without first issuing regulations. State Attorneys General and state financial regulators have authority to enforce the CFPA’s general prohibitions against unfair, deceptive, or abusive acts or practices, as well as state-specific prohibitions against unfair or deceptive acts or practices. Additionally, the FTCA prohibits unfair and deceptive acts or practices in connection with a trade or business and gives the FTC enforcement authority to prevent and redress violations of this prohibition.

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
The CFPB and the FTC continue to devote substantial attention to debt collection activities, and, as a result, the CFPB and the FTC have brought multiple investigations and enforcement actions against debt collectors for violations of the FDCPA and other applicable laws. Continued regulatory scrutiny by the CFPB and the FTC over debt collection practices may result in additional investigations and enforcement actions against the debt collection industry.
In September 2015, we entered into a consent order (the “2015 Consent Order”) with the CFPB in which we settled allegations arising from our practices between 2011 and 2015. On September 8, 2020, the CFPB filed a lawsuit alleging that we violated the 2015 Consent Order. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law.
On October 15, 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment requires us to, among other things: (1) continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of our routine practices; (2) pay a $15.0 million civil monetary penalty; and (3) provide redress of approximately $9,000 to 14 affected consumers, which is in addition to approximately $70,000 of redress that we had previously voluntarily provided. In connection with the Stipulated Judgment, the CFPB has formally terminated the 2015 Consent Order.
We recorded an after-tax charge of $15.0 million for the year ended December 31, 2020 as a result of the Stipulated Judgment.
Additionally, we are subject to ancillary state Attorney General investigations related to similar debt collection practices. For example, in 2018, we also entered into settlement agreements with the Attorneys General of 42 U.S. states and the District of Columbia in connection with our debt collection and litigation practices.
On October 30, 2020, the CFPB issued final rules in the form of new Regulation F to implement the Fair Debt Collection Practices Act, which rules restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers and limits relating to telephonic communications. On December 18, 2020, the CFPB also issued an additional debt collection final rule focused on consumer disclosures. This final rule amends Regulation F to provide additional requirements regarding validation information and disclosures provided at the outset of debt collection communications, prohibit suits and threats of suits regarding time-barred debt, and identify actions that must be taken before a debt collector may report information about a debt to consumer reporting agencies. The rules will each become effective on November 30, 2021. Based on our preliminary assessment of the rules, we believe that the new rules will not have a material incremental effect on our operations.
In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process, another that focuses on the application of the CFPA’s prohibition of unfair, deceptive, or abusive acts or practices on debt collection and another that discusses the risks that in-person collection of consumer debt may create in violating the FDPCA and CFPA. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action. In addition, the CFPB has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. The CFPB’s enforcement activity in these spaces, especially in the absence of clear rules or regulatory expectations, can be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry.

Our activities are also subject to federal and state laws concerning identity theft, data privacy, and cybersecurity. The Gramm-Leach-Bliley Act and its implementing regulations require us generally to protect the confidentiality of our consumers’ nonpublic personal information and to disclose to our consumers our privacy policy and practices, including those regarding sharing consumers’ nonpublic personal information with third parties. In addition, the FCRA requires us to prevent identity theft and to securely dispose of consumer credit reports. Certain state laws impose similar or stricter privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, consumer reporting agencies, businesses and governmental agencies. The applicable regulatory framework for privacy and cybersecurity issues is evolving and uncertain. For example, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, imposes more stringent requirements on certain businesses with respect to California data privacy. The CCPA includes provisions that give California residents expanded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used. Compliance with any new or developing privacy laws in the United States, including any state or federal laws, may require significant resources and subject us to a variety of regulatory and private sanctions.
Our activities are also subject to federal and state laws concerning the use of automated dialing equipment, and other laws related to consumers and consumer protection. In response to petitions filed by third parties, in July 2015, the Federal Communications Commission (“FCC”) released a declaratory ruling interpreting the TCPA, which could impact the way consumers may be contacted on their cellular phones and could impact our operations and financial results. The FCC is currently engaged in further rulemaking regarding the definition of an automatic telephone dialing system under the TCPA.
In addition to the federal statutes detailed above, many states have general consumer protection statutes, laws, regulations, or court rules that apply to debt purchasing and collection. In a number of states and cities, we must maintain licenses to perform debt recovery services and must satisfy ongoing compliance and bonding requirements. It is our policy to comply with all material licensing, compliance and bonding requirements. Our failure to comply with existing requirements, changing interpretations of existing requirements, or adoption of new requirements, could subject us to a variety of regulatory and private sanctions. These could include license suspension or revocation; orders or injunctive relief, including orders providing for rescission of transactions or other affirmative relief; and monetary relief, including restitution, damages, fines and/or penalties. In addition, failure to comply with state licensing and compliance requirements could restrict our ability to collect in regions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.
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
Cabot (Europe)
Our operations in Europe are affected by local statutes, rules and regulations. It is our policy to comply with these laws in all of our recovery activities in Europe, where applicable.
Financial Conduct Authority Regulation. UK debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office and the UK Office of Communications. Cabot has three regulated entities in the UK: the debt purchase brand Cabot Credit Management Group Limited (“CCMG”), the servicing brand Wescot and its law firm, Mortimer Clarke Solicitors (“Mortimer Clarke”). The FCA regards debt collection as a “high risk” activity primarily due to the potential impact that poor practice can have on already vulnerable consumers and as a result maintains a high focus on the sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including “Treating Customers Fairly” principles, as well as the applicable consumer credit laws and regulations. The FCA also publishes guidance on various topics from time to time that it expects firms to comply with. In the context of the COVID-19 pandemic, the FCA has made it clear by way of its guidance to consumer credit and debt management firms that it expects such firms to adjust policies and lending and collection practices as necessary to accommodate customers that may be experiencing financial difficulties as a result of the COVID-19 pandemic.
The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources in our compliance governance framework.
One particularly significant regulatory change program was the implementation of the Senior Managers and Certification Regime (“SMCR”) for UK operations in December 2019. These requirements are designed to drive accountability and risk ownership within businesses. This directly impacted CCMG’s senior management team and the wider requirements, which are required to be fully implemented by March 31, 2021, affect the majority of colleagues who need to be aware and adhere to the required standards of conduct.
Companies authorized by the FCA must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business (including the principle of ‘‘treating customers fairly’’), and rules and guidance on systems and controls. In addition to the full authorization of its business with the FCA, CCMG, Wescot and Mortimer Clarke have appointed certain individuals who have significant control or influence over the management of the respective businesses, known as Senior Management Function Managers (“SMF Managers”). SMF Managers are subject to statements of principle and codes of practice established and enforced by the FCA.
The FCA has the ability to, among other things, impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, cease certain products from being collected upon and in extreme circumstances remove permissions to trade.
In addition to the permissions granted originally as part of its FCA authorization, in February 2017, CCMG was granted a variation of permissions from the FCA in order to administer regulated mortgage contracts.
Consumer protection. The Consumer Credit Act of 1974 (and its related regulations) (the “UK Consumer Credit Act”) and the UK Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. The FCA undertook a review of the provisions of the UK Consumer Credit Act and published its Final Report in March 2019 which set out its views on whether the repeal of certain UK Consumer Credit Act provisions would adversely affect the appropriate degree of protection for consumers. The UK Government is now tasked with deciding whether to implement any of the FCA’s recommendations.
Data protection. In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with the General Data Protection Regulation 2016/679 (“GDPR”). This substantially replaced the previous legislation (Data Protection Act of 1998) and introduced significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). The GDPR was further enhanced in the UK through new UK specific legislation in the form of an updated UK Data Protection Act 2018. Cabot made required changes in its UK operations across its debt purchasing and servicing businesses to meet the requirements of GDPR. Data Protection Officer(s) have been appointed and are supported by Privacy Champions at each European/UK site to promote and enforce good data protection practices.
Ireland. The regulatory regime in Ireland has been subject to significant changes in recent years. In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015 (as amended, the “2015 Act”), which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following the sale of consumer loan portfolios to unregulated entities. Cabot Financial (Ireland) Limited is authorized by the Central Bank of Ireland under Part V of the Central Bank Act 1997 as amended by the 2015 Act as a Credit Servicing Firm. As a result, Cabot Financial (Ireland) Limited is subject to the Central Bank of Ireland’s supervisory and enforcement regime and is subject to various regulatory consumer protection codes. Cabot Financial (Ireland) Limited was already obligated to ensure compliance with these codes through its contractual agreements to service loans on behalf of various Irish financial institutions and is audited on a regular basis against such obligations.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit.” The United Kingdom formally exited the European Union on January 31, 2020 although an agreement was not reached until the end of the allocated transition period in December 2020. Even though an agreement has been reached there remains a significant lack of clarity over the terms of the United Kingdom’s future relationship with the European Union in certain key areas not least Financial Services where a temporary additional transition period has been assigned while negotiations continue. The full impact of Brexit has yet to be felt and could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the European Union.
In addition, the other markets in which we currently operate (including Spain, Italy, Poland and Portugal) are subject to local laws and regulations, and we continue to review the required risk and compliance programs to facilitate compliance with applicable laws and regulations in those markets. Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act, which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain, or retain business.
Human Capital Management
As of December 31, 2020, we had 7,725 employees, of which approximately 20% were in the United States and 80% were in our international locations. We have no employees in North America represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in Spain and the United Kingdom who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are positive.
Our approach to human capital management starts with a strong foundation anchored in our commitment to values and ethics. Attracting, developing and retaining talent is critical to executing our strategy and our ability to compete effectively. We believe in the importance of creating a diverse and inclusive work environment for our employees, supporting their well-being with fair and market-competitive pay and benefits, and investing in their growth and development.
We also value feedback from our employees and regularly survey them to understand how they feel about the company and subsequently take appropriate actions and employ employee engagement best practices to improve their work experience.
Commitment to Values and Ethics
We hold our employees to the highest ethical practices and decision making as guided by our Standards of Business Conduct (the “Standards”), which embody Encore’s Mission, Vision and Values, provide guidance on specific behaviors, and set the foundation for ethical decision making. Our Standards reflect our commitment to operating in a fair, honest, responsible and ethical manner and provide direction for reporting complaints in the event of alleged violations of our policies (including through our Employee Compliance Hotline).
Diversity and Inclusion
At Encore, we are committed to cultivating an inclusive culture that reflects our consumers and our communities, where our actions and mindset ensure every individual can thrive. We see advancing Diversity and Inclusion as a journey that we will continually work on to build a better Encore for our employees and other stakeholders. We value diverse viewpoints and inclusive experiences and strive for balanced representation in our overall organization. We foster a culture of respect and inclusion in various ways, including offering unconscious bias and diversity training, tracking gender diversity, and celebrating diversity through global cultural appreciation initiatives. As of December 31, 2020, approximately 50% of our total workforce were women.
Financial, Health and Mental Well-Being
We strive to retain and attract the most talented employees by taking a holistic approach to well-being. This includes competitive compensation and benefits in the form of base salary, short-term incentives, opportunities for long-term incentives, retirement and financial support, and recognition programs as part of our financial well-being offerings. We also provide competitive benefits that include comprehensive health and welfare insurance, generous time-off and leave, and programs such as Employee Assistance Program, paid time off for volunteering activities, and wellness incentives to support the health and mental well-being of our employees.
In response to the global COVID-19 pandemic, we implemented programs and services that we determined were in the best interest of our employees, their families, our consumers and business partners, as well as the communities in which we operate. These include continued work-from-home arrangements for a majority of our employees, reimbursement of certain home office related expenses, enhanced information technology (IT) support, backup childcare, enhanced medical insurance coverage, activities and programs supporting mental health, and regular communications and updates to employees.
Growth and Development
We are committed to actively fostering a learning culture and investing in ongoing professional and career development for our employees. We empower managers and employees with collective accountability for developing themselves and others, and promote ongoing dialogue, coaching, feedback, and improvement through our performance management practices. We offer employees an extensive number of programs and tools for their personal and professional development including instructor-led training courses, leadership development programs, on-demand virtual learning, individual development planning, mentoring, roles-based functional and technical training, compliance training, peer learning opportunities, and tuition reimbursement programs. We also aligned our talent and succession planning framework at a global level to support the development of our internal talent pipeline for current and future organizational needs, and to provide an overall health gauge of our global talent pool.

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
Risks Related to Our Business and Industry
The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and could continue to have, an impact on our business and results of operations.
The COVID-19 pandemic and resulting containment measures have caused economic and financial disruptions that have adversely affected, and could continue to affect, our business and results of operations. The extent to which the pandemic will continue to affect our business and results of operations will depend on future developments that we are not able to predict, including the duration, spread and severity of the outbreak; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy; and how quickly and to what extent normal economic and operating conditions can resume. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled.
The COVID-19 pandemic and resulting containment measures have contributed to among other things:
•Adverse impacts on our daily business operations and our ability to perform necessary business functions, including as a result of illness or as a result of restrictions on movement, which has caused expected delays in collections;
•Widespread changes to financial and economic conditions of consumers;
•Uncertainty in certain jurisdictions with respect to near-term availability of receivable portfolios that meet our purchasing standards;
•Governmental actions discussed, proposed or taken to provide forms of relief, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees;
•Impacts on the court system and the legal process, which have impacted our ability to collect through the litigation process;
•Adverse impacts on third-party service providers;
•Impacts on capital and credit market conditions, which may limit our access to funding, increase our cost of capital, and affect our ability to meet liquidity needs;
•Increased spending on business continuity efforts and readiness efforts for returning to our offices, which may in turn require that we cut costs and investments in other areas; and
•An increased risk of an information or cyber-security incident, fraud or a failure in the effectiveness of our compliance programs due to, among other things, an increase in remote work.
On January 1, 2020 we adopted the new accounting standard for Financial Instruments - Credit Losses (or “CECL”). Our ability to accurately forecast future losses under CECL may be impaired by the significant uncertainty surrounding the COVID-19 pandemic and containment measures and the lack of comparable precedent. See “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” to our consolidated financial statements for our accounting policy under CECL.
We do not yet know the full extent of how the COVID-19 pandemic could affect our business, results of operations and financial condition. However, the effects could have a material impact on our business and results of operations and heighten many of the other risks described in this “Risk Factors” section.

Financial and economic conditions affect the ability of consumers to pay their obligations, which could harm our financial results.
Economic conditions globally and locally directly affect unemployment and credit availability. Adverse conditions, economic changes, and financial disruptions place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the financially distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and operating results.
We may not be able to purchase receivables at favorable prices, which could limit our growth or profitability.
Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Due, in part, to fluctuating prices for receivable portfolios, fluctuating supply and competition within the marketplace, there has been considerable variation in our purchasing volume and pricing from quarter to quarter and we expect that to continue. The volume of our portfolio purchases may be limited when prices are high and may or may not increase when portfolio pricing is more favorable to us. Further, our rates of return may decline when portfolio prices are high. We do not know how long portfolios will be available for purchase on terms acceptable to us, or at all.
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
A significant percentage of our portfolio purchases for any given fiscal quarter or year may be concentrated with a few large sellers, some of which may also involve forward flow arrangements. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us, that such sales would be on terms or in quantities acceptable to us, or that we would be able to replace these purchases with purchases from other sellers.
A significant decrease in the volume of portfolio available from any of our principal sellers would force us to seek alternative sources of charged-off receivables.
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
We use internally developed models to project the remaining cash flows from our receivable portfolios. These models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to data known when we acquire the accounts. Our models also consider data provided by third parties including public sources. We may not be able to achieve the collections forecasted by our models. Our models may not appropriately identify or assess all material factors and yield correct or accurate forecasts as our historical collection experience may not reflect current or future realities. We also have no control over the accuracy of information received from third parties. If such information is not accurate our models may not accurately project estimated remaining cash flows. If we are not able to achieve the levels of forecasted collection, our revenues will be reduced or we may be required to record a charge, which may adversely affect our business, financial condition and operating results.
A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.
We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. As we increase our use of the legal channel for collections, our short-

term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If we are unable to produce those account documents, these courts could deny our claims, and our business, financial condition and operating results may be adversely affected.
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
We are dependent on our data gathering systems and proprietary consumer profiles, and if access to such data was lost or became public, our business could be materially and adversely affected.
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
We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of security measures, our information technology networks and systems have been, and in the future may be, vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. The occurrence of any of these cyber security events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations, adversely affect the willingness of sellers to sell to us or result in legal claims, liability, reputational damage or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition and operating results.
We have significant international operations, which exposes us to additional risks and uncertainties.
Our international operations subject us to a number of additional risks and uncertainties, including:
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
Each of these could adversely affect our business, financial condition and operating results.
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
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s exit from the E.U., commonly referred to as “Brexit.” The United Kingdom formally exited the European Union on January 31, 2020 although an agreement was not reached until the end of the allocated transition period in December 31, 2020. Even though an agreement has been reached there remains a significant lack of clarity over the terms of the United Kingdom’s future relationship with the European Union in certain key areas including financial services where a temporary additional transition period has been assigned while negotiations continue.
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

Risks Related to Government Regulation and Litigation
Our business is subject to extensive laws and regulations, which have increased and may continue to increase.
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, extensive laws and regulations directly apply to key portions of our business. These laws and regulations are also subject to review from time to time and may be subject to significant change. Changes in laws and regulations applicable to our operations, or the manner in which they are interpreted or applied, could limit our activities in the future or could significantly increase the cost of regulatory compliance. These negative effects could result from changes in collection laws and guidance, laws related to credit reporting, consumer bankruptcy laws, laws related to the management and enforcement of consumer debt, court and enforcement procedures, the statute of limitation for debts, accounting standards, taxation requirements, employment laws, communications laws, data privacy and protection laws, anti-bribery and corruption laws and anti-money laundering laws. For example, on October 30, 2020, the CFPB issued final rules in the form of new Regulation F to implement the Fair Debt Collection Practices Act, which rules restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers and limits relating to telephonic communications. On December 18, 2020, the CFPB also announced that it issued an additional debt collection final rule focused on consumer disclosures. This final rule amends Regulation F to provide additional requirements regarding validation information and disclosures provided at the outset of debt collection communications, prohibit suits and threats of suits regarding time-barred debt, and identify actions that must be taken before a debt collector may report information about a debt to consumer reporting agencies. The rules will each become effective on November 30, 2021.
We sometimes purchase accounts in asset classes that are subject to industry-specific and/or issuer-specific restrictions that limit the collection methods that we can use on those accounts. Further, we have seen a trend in laws, rules and regulations requiring increased availability of historic information about receivables in order to collect. If credit originators or portfolio resellers are unable or unwilling to meet these evolving requirements, we may be unable to collect on certain accounts. Our inability to collect sufficient amounts from these accounts, through available collection methods, could adversely affect our business, financial condition and operating results.
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
Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling receivables to us, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results. For example, on September 8, 2020, the CFPB filed a lawsuit alleging that Encore and certain of its US subsidiaries had violated a consent order (the “2015 Consent Order”) pursuant to which we had previously settled allegations raised by the CFPB arising from practices during the period between 2011 and 2015. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. On October 15, 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment requires us to, among other things: (1) continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices; (2) pay a $15.0 million civil monetary penalty; and (3) provide redress of approximately $9,000 to 14 affected consumers, which is in addition to approximately $70,000 of redress that the Company had previously voluntarily provided.
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
We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections, and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, FTC, FCA, state Attorneys General, Central Bank of Ireland or other governmental bodies relating to our activities. For example, on September 8, 2020, the CFPB filed a lawsuit alleging that Encore and certain of its US subsidiaries had violated the 2015 Consent Order. On October 15, 2020, we entered into the Stipulated Judgment with the CFPB to resolve the lawsuit. These litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, costs, sanctions, civil monetary penalties, consumer restitution, or injunctive relief, as well as other forms of relief, that could require us to pay damages, make other expenditures or result in changes to our business practices. Any changes to our business practices could result in lower collections, increased cost to collect or reductions in estimated remaining collections. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Further, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have an adverse effect on our business, financial condition and operating results.

Negative publicity associated with litigation, governmental investigations, regulatory actions, cyber security breaches and other public statements could damage our reputation.
From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from consumers. These stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices, about the debt collection industry in general or our cyber security could adversely affect our stock price, our position in the marketplace in which we compete, and our ability to purchase charged-off receivables, any of which could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in “Note 7: Borrowings” to our consolidated financial statements, as of December 31, 2020, our total long-term indebtedness outstanding was approximately $3.3 billion. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
•acceleration or amortization of outstanding indebtedness;
•exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;
•our inability to continue to purchase receivables needed to operate our business;
•decrease in the level of liquidity that can be accessed under certain of our debt agreements; or
•our inability to secure alternative financing on favorable terms, if at all.
In particular, the Global Senior Facility also requires the Company and the guarantors to observe certain customary affirmative covenants, including three maintenance covenants. These require the Company to ensure that the LTV Ratio (as defined in the Global Senior Facility) does not exceed 0.75 and the SSRCF Ratio (as defined in the Global Senior Facility) does not exceed 0.275. The Company is further required to maintain a Fixed Charge Coverage Ratio (as defined in the Global Senior Facility) of at least 2.0. These financial covenants are, subject in the case of the LTV Ratio to a minimum drawing requirement, tested quarterly (or with respect to the SSRCF Ratio, monthly). The breach of any of these maintenance covenants could lead to the consequences referred to above.
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
Changes in the method pursuant to which LIBOR or EURIBOR rates are determined, including the potential phasing out of LIBOR after 2021, may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or EURIBOR, or our results of operations or financial condition.
As of December 31, 2020, we held $196.4 million notional amount of interest rate swap agreements and $487.7 million notional amount of interest rate cap contracts that use the London Interbank Offered Rate (“LIBOR”) as a reference rate and borrowings under our Global Senior Secured Revolving Credit Facility and various other debt obligations bear interest based upon certain reference rates, including LIBOR and EURIBOR. On July 27, 2017, the FCA, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR currently is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR or EURIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or EURIBOR or any other changes or reforms to the determination or supervision of LIBOR or EURIBOR could have an adverse impact on the market for or value of any LIBOR or EURIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our business, financial condition and operating results.
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
We may not have the ability to raise the funds necessary to repurchase our notes upon a fundamental change or change of control or to settle conversions or exchanges in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of our convertible notes.
Holders of our notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change or a change of control at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion or exchange of notes we will be required to make cash payments for each $1,000 in principal amount of notes converted or exchanged of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the notes surrendered therefor or to settle conversions or exchanges in cash. In addition, certain of our debt agreements contain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase our notes. Further, our ability to repurchase our notes or to pay cash upon conversion or exchange may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the notes or to pay cash upon conversion or exchange of the notes at a time when the repurchase or cash payment upon conversion or exchange is required by any indenture pursuant to which the notes were offered would constitute a default under the relevant indenture. Such default could constitute a default under other agreements governing our indebtedness. If the repayment of any indebtedness were to be accelerated, we may not have sufficient funds to repay such indebtedness and repurchase the notes.

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
General
We are dependent on our management team for the adoption and implementation of our strategies and the loss of its services could have an adverse effect on our business.
Our management team has considerable experience in finance, banking, consumer collections, and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with increased use of technology and statistical analysis. The management teams at each of our operating subsidiaries are also important to the success of their respective operations. The loss of the services of one or more key members of management could disrupt our collective operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off receivables and to manage and expand our business, any of which could have an adverse effect on our business, financial condition and operating results.
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

Item 1B—Unresolved Staff Comments
None.

Item 2—Properties
We lease office space for our corporate headquarters in San Diego, California. We also lease office space for our call centers, internal legal and consumer support services in the United States, Europe, and Latin America. We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.

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
For additional information see “Note 12: Commitments and Contingencies” to the consolidated financial statements.

Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”
The closing price of our common stock on February 17, 2021, was $32.85 per share and there were 28 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2015 through December 31, 2020, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group consisting of Arrow Global, B2Holding, Hoist Finance, Intrum, Kruk and PRA Group, Inc. which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2015, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Encore Capital Group, Inc., the NASDAQ Composite Index, and Peer Group

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/15
12/16
12/17
12/18
12/19
12/20
Encore Capital Group, Inc.
NASDAQ Composite
Peer Group

	12/15	12/16	12/17	12/18	12/19	12/20
Encore Capital Group, Inc.	$100.00	$98.52	$144.77	$80.81	$121.60	$133.94
NASDAQ Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Peer Group	$100.00	$105.65	$122.53	$73.87	$95.68	$90.96

Dividend Policy
As a public company, we have never declared or paid dividends on our common stock. The declaration, payment, and amount of future dividends, if any, is subject to the discretion of our Board of Directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Our ability to pay dividends may be restricted by covenants in certain of the indentures governing our senior secured notes and by the terms of our Global Senior Secured Revolving Credit Facility. We may also be subject to additional dividend restrictions under future debt agreements or the terms of securities we may issue in the future.
Share Repurchases
In August 2015, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of December 31, 2020, we had not made any repurchases under the share repurchase program.
Recent Sales of Unregistered Securities
None.
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
Recent Developments
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns (including court closures in certain jurisdictions). While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations for an indefinite period of time. Through a combination of work-from-home and social distancing, we remain fully operational in all the markets we serve. As a result of the COVID-19 pandemic and the resulting containment measures, we have observed, among other things: a decrease in supply of receivable portfolios in the U.S. driven mainly by a decrease in charge-off rates; a decrease in supply of receivable portfolios in Europe, which we believe is driven by both a decrease in charge-off rates and decreased sales as the banks focus on their customers’ needs; and impacts to the legal collections process, which negatively affected legal collections beginning in late March 2020 and could continue to affect legal collections and related costs depending on the duration and severity of the COVID-19 pandemic and the resulting containment measures.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the fourth quarter remained favorable. Issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply. We have observed a decrease in supply as a result of the COVID-19 pandemic, but expect supply to ultimately increase.
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
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$542,973	$681,777	$637,881
Europe(1)	116,899	306,504	455,444
Other geographies	—	11,577	38,573
Total purchases	$659,872	$999,858	$1,131,898
__________________
(1)Amounts exclude receivable portfolios purchased and immediately sold to our co-investors under our co-investment framework. In the fourth quarter of 2019, we entered into co-investment framework agreements with certain third-party investors that enabled us to share the investment with co-investors while providing credit management solutions as the lead servicer for the portfolios.
In the United States, capital deployment decreased during the year ended December 31, 2020, as compared to 2019. The majority of our deployments in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The decrease in purchases in the U.S. resulted from a decrease in supply and our cautious approach to purchasing at the beginning of the COVID-19 pandemic when the potential impacts were relatively unknown. Capital deployment increased for the year ended December 31, 2019, as compared to 2018, primarily due to higher supply of fresh portfolios in 2019.
In Europe, capital deployment decreased during the year ended December 31, 2020, as compared to 2019. The decrease was primarily the result of a relatively limited supply of portfolios during the year ended December 31, 2020 and a heightened return expectation as a result of greater uncertainty relating to the future impact of the COVID-19 pandemic. European capital deployment also decreased for the year ended December 31, 2019, as compared to 2018. The decrease was primarily the result of a more selective purchasing process in conjunction with a plan to reduce European debt leverage over time and the strengthening of the U.S. dollar against the British Pound.
The average purchase price as a percentage of face value was 11.3%, 8.6%, and 13.3% for the years ended December 31, 2020, 2019, and 2018, respectively. The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the type and quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. For example, the average purchase price as a percentage of face value is higher for fresh portfolios as compared to more seasoned portfolios because we generally expect higher collections from fresh paper. Further, paying portfolios tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. As a result, in periods that we purchase a higher percentage of fresh paper or paying portfolios, we expect that our purchase price as a percentage of face value would be higher than would be in periods where a higher ratio of seasoned paper or non-paying portfolios were purchased.
During the years ended December 31, 2020, 2019 and 2018, we also invested $1.5 million, $30.9 million, and $8.0 million in REO assets, respectively.
Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our purchased receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. The collection agencies channel also includes collections on accounts purchased where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels. The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States:
Call center and digital collections	$941,682	$742,272	$658,272
Legal collections	573,510	563,038	548,374
Collection agencies	13,750	10,799	17,317
Subtotal	1,528,942	1,316,109	1,223,963
Europe:
Call center and digital collections	245,762	257,317	291,540
Legal collections	165,249	198,903	161,556
Collection agencies	142,935	178,998	182,081
Subtotal	553,946	635,218	635,177
Other geographies(1):
Call center and digital collections	—	25,620	86,407
Legal collections	—	3,541	7,908
Collection agencies	28,960	46,440	14,165
Subtotal	28,960	75,601	108,480
Total collections from purchased receivables	$2,111,848	$2,026,928	$1,967,620
__________________
(1)In December 2018, we completed the sale of all our interest in Refinancia S.A. (“Refinancia”), which remains the servicer for the non-performing loans we own in Colombia and Peru. As such, subsequent to December 2018, collections for these non-performing loans are classified as collection agency collections instead of call center and digital collections. In August 2019, we completed the sale of our wholly-owned subsidiary Baycorp.

Gross collections from purchased receivables increased by $84.9 million, or 4.2%, to $2,111.8 million during the year ended December 31, 2020, from $2,026.9 million during the year ended December 31, 2019. The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity, and our continued effort in improving liquidation. Our consumer centric collection approach and our capacity buildup are driving a higher proportion of call center and digital collections compared to legal collections in the United

States. European collection decreased primarily due to the impacts of the COVID-19 pandemic. We anticipate a material portion of the reduced collections in 2020 will be recovered in future years.
Gross collections from purchased receivables increased $59.3 million, or 3.0%, to $2,026.9 million during the year ended December 31, 2019, from $1,967.6 million during the year ended December 31, 2018. The increase of collections in the United States was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity and our continued effort in improving liquidation. European collection improvement was partially offset by the unfavorable impact of foreign currency translation, primarily from the strengthening of the U.S. dollar against the British Pound during the year ended December 31, 2019 as compared to 2018.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2020		2019		2018
Revenues
Revenue from receivable portfolios	$1,374,717	91.5%	$1,269,288	90.8%	$1,167,132	85.7%
Changes in expected current and future recoveries	7,246	0.5%	—	—%	—	—%
Servicing revenue	115,118	7.7%	126,527	9.1%	148,044	10.9%
Other revenues	4,319	0.3%	9,974	0.7%	5,381	0.4%
Total revenues	1,501,400	100.0%	1,405,789	100.6%	1,320,557	97.0%
(Allowances) allowance reversals on receivable portfolios, net			(8,108)	(0.6)%	41,473	3.0%
Total revenues, adjusted by net allowances			1,397,681	100.0%	1,362,030	100.0%
Operating expenses
Salaries and employee benefits	378,176	25.2%	376,365	26.9%	369,064	27.1%
Cost of legal collections	239,071	15.9%	202,670	14.5%	205,204	15.1%
General and administrative expenses	149,113	9.9%	148,256	10.6%	158,352	11.6%
Other operating expenses	108,944	7.3%	108,433	7.8%	134,934	9.9%
Collection agency commissions	49,754	3.3%	63,865	4.6%	47,948	3.5%
Depreciation and amortization	42,780	2.8%	41,029	2.9%	41,228	3.0%
Goodwill impairment	—	—%	10,718	0.8%	—	—%
Total operating expenses	967,838	64.4%	951,336	68.1%	956,730	70.2%
Income from operations	533,562	35.6%	446,345	31.9%	405,300	29.8%
Other expense
Interest expense	(209,356)	(14.0)%	(217,771)	(15.6)%	(237,355)	(17.4)%
Loss on extinguishment of debt	(40,951)	(2.7)%	(8,989)	(0.6)%	(2,693)	(0.2)%
Other expense	(357)	0.0%	(18,343)	(1.3)%	(8,764)	(0.7)%
Total other expense	(250,664)	(16.7)%	(245,103)	(17.5)%	(248,812)	(18.3)%
Income before income taxes	282,898	18.9%	201,242	14.4%	156,488	11.5%
Provision for income taxes	(70,374)	(4.7)%	(32,333)	(2.3)%	(46,752)	(3.4)%
Net income	212,524	14.2%	168,909	12.1%	109,736	8.1%
Net (income) loss attributable to noncontrolling interest	(676)	(0.1)%	(1,040)	(0.1)%	6,150	0.4%
Net income attributable to Encore Capital Group, Inc. stockholders	$211,848	14.1%	$167,869	12.0%	$115,886	8.5%

Comparison of Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2019 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
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
We have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The following table summarizes revenues during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue recognized from portfolio basis	$1,318,306	$1,185,681	$132,625	11.2%
ZBA revenue	56,411	83,607	(27,196)	(32.5)%
Revenue from receivable portfolios	1,374,717	1,269,288	105,429	8.3%

Changes in expected current period recoveries	228,075
Changes in expected future period recoveries	(220,829)
Changes in expected current and future recoveries	7,246

Servicing revenue	115,118	126,527	(11,409)	(9.0)%
Other revenues	4,319	9,974	(5,655)	(56.7)%
Total revenues	$1,501,400	$1,405,789	$95,611	6.8%
Allowance reversals on receivable portfolios, net(1)		(8,108)
Total revenues, adjusted by net allowances		$1,397,681
__________________
(1)Amount includes $8.6 million of allowance reversals for zero-basis portfolios.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our international revenues were favorably impacted by foreign currency translation, primarily from the weakening of the U.S. dollar, which decreased, based on average exchange rates, against the British Pound by approximately 0.5%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
The increase in revenue recognized from portfolio basis during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to higher expected total future cash flows resulting from a change in the expected economic life of static pool groups based on a lifetime expected recovery model upon the adoption of CECL which led to increased EIR, and increased expected total future cash flows resulting from a change in our accounting policy for court costs. Under our new accounting policy, all future expected cash flows, including the expected total recoveries in our legal channel, are included in the initial curve in the establishment of negative allowance, which in turn, increased the EIR.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Under CECL, changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the year ended December 31, 2020 significantly outperformed the projected cash flows by approximately $228.1 million. We believe the collection over-performance was largely driven by the reduced near-term expected recoveries as a result of adjustments made to our projected cash flow forecast during the first quarter of 2020 associated with the COVID-19 pandemic. The over-performance was also a result of our sustained improvements in portfolio collections driven by liquidation improvement initiatives.
While we now have additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the year ended December 31, 2020, management considered historical and current collection performance, uncertainty in economic forecasts in the geographies in which we operate, and believes that the operational disruption as a result of the COVID-19 pandemic has, for the near term, been resolved through a combination of social distancing in the workplace and working remotely. However, the macroeconomic driven consumer distress is still present and will likely continue to impact our collections performance in the near future. As a result, we have updated our forecast, resulting in a reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $220.8 million during the year ended December 31, 2020. The circumstances around this pandemic are evolving rapidly and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly.

The following tables summarize collections from purchased receivables, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2020			As of December 31, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$51,730	$51,865	$—	$—	—%
2011	25,497	22,389	2,173	1,741	88.6%
2012	27,740	24,934	742	4,039	42.0%
2013	64,367	59,837	126	10,718	40.5%
2014	47,628	34,687	(4,364)	33,955	6.7%
2015	64,133	31,837	1,397	52,960	3.9%
2016	116,452	57,473	4,277	98,035	3.9%
2017	193,328	105,124	23,054	138,455	5.2%
2018	308,302	157,303	(2,980)	266,170	3.8%
2019	416,315	262,751	(10,325)	469,130	3.8%
2020	213,450	118,448	51,072	496,275	3.7%
Subtotal	1,528,942	926,648	65,172	1,571,478	4.4%
Europe:
ZBA	184	183	—	—	—%
2013	93,203	86,148	(8,540)	230,333	3.2%
2014	84,255	69,170	(2,488)	197,075	3.0%
2015	55,102	42,970	1,150	151,976	2.4%
2016	51,584	42,806	(6,275)	131,685	2.9%
2017	87,549	59,801	(12,788)	261,915	1.9%
2018	78,846	59,211	(36,973)	307,267	1.6%
2019	80,502	54,377	(4,804)	245,191	1.8%
2020	22,721	15,908	11,141	125,959	2.3%
Subtotal	553,946	430,574	(59,577)	1,651,401	2.3%
Other geographies:
ZBA	4,362	4,363	—	—	—%
2014 (1)	3,837	1,703	359	47,909	102.5%
2015 (1)	4,688	2,649	733	3,477	96.7%
2016	2,633	1,827	(52)	1,523	7.2%
2017 (1)	7,303	3,850	212	10,794	6.2%
2018	5,892	2,963	399	5,122	3.7%
2019	245	140	—	214	4.6%
2020	—	—	—	—	—%
Subtotal	28,960	17,495	1,651	69,039	7.9%
Total	$2,111,848	$1,374,717	$7,246	$3,291,918	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Year Ended December 31, 2019			As of December 31, 2019
	Collections	Revenue from Receivable Portfolios	Net Reversal (Portfolio Allowance)	Unamortized Balances	Monthly EIR
United States:
ZBA	$83,217	$74,614	$8,626	$—	—%
2011	21,684	21,158	304	2,546	85.5%
2012	32,258	27,850	273	5,916	35.5%
2013	84,133	73,248	(150)	14,697	33.4%
2014	69,059	41,886	3,905	50,097	6.0%
2015	85,042	37,207	6,099	82,187	3.1%
2016	159,279	73,054	109	149,159	3.2%
2017	255,048	132,946	191	198,714	4.5%
2018	351,696	199,561	(4,955)	409,717	3.3%
2019	174,693	121,614	—	626,911	3.3%
Subtotal	1,316,109	803,138	14,402	1,539,944	4.1%
Europe:
ZBA	324	326	—	—	—%
2013	113,224	88,244	4,991	238,033	3.1%
2014	105,337	73,230	(372)	206,895	2.9%
2015	72,042	44,009	462	160,113	2.3%
2016	63,113	43,309	(529)	140,663	2.7%
2017	118,794	65,501	(7,190)	290,071	1.8%
2018	118,266	70,553	(18,332)	347,399	1.5%
2019	44,118	29,262	(470)	264,903	1.8%
Subtotal	635,218	414,434	(21,440)	1,648,077	2.2%
Other geographies:
ZBA	8,647	8,667	—	—	—%
2014	4,663	6,548	—	60,479	103.0%
2015	16,530	12,149	382	6,240	22.0%
2016	12,172	6,402	(399)	4,680	5.3%
2017	15,383	8,505	(98)	15,894	6.2%
2018	15,008	8,082	(955)	8,330	3.8%
2019	3,198	1,363	—	340	4.6%
Subtotal	75,601	51,716	(1,070)	95,963	7.0%
Total	$2,026,928	$1,269,288	$(8,108)	$3,283,984	3.1%
The decrease in servicing revenues during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to the sale of Baycorp in August 2019. Through Baycorp, we earned servicing revenues through August 2019. The decrease was also driven by the COVID-19 pandemic. The decrease during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was partially offset by the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	$ Change	$ Change
Salaries and employee benefits	$378,176	$376,365	$1,811	0.5%
Cost of legal collections	239,071	202,670	36,401	18.0%
General and administrative expenses	149,113	148,256	857	0.6%
Other operating expenses	108,944	108,433	511	0.5%
Collection agency commissions	49,754	63,865	(14,111)	(22.1)%
Depreciation and amortization	42,780	41,029	1,751	4.3%
Goodwill impairment	—	10,718	(10,718)	(100.0)%
Total operating expenses	$967,838	$951,336	$16,502	1.7%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by approximately 0.5% for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following reasons:
•Increase in stock-based compensation for the year ended December 31, 2020 due to adjustments to estimated vesting of certain performance-based awards;
•Increased employee headcount, see “Supplemental Performance Data - Headcount by Function by Geographic Location” for details;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound during the year ended December 31, 2020 compared to the year ended December 31, 2019;
•Partially offset by reduced salaries and employee benefits due to the sale of Baycorp in August 2019.

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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Court costs	$148,596	$94,165	$54,431	57.8%
Legal collection fees	90,475	108,505	(18,030)	(16.6)%
Total cost of legal collections	$239,071	$202,670	$36,401	18.0%
The increase in cost of legal collections during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following reasons:
•No longer capitalizing upfront court costs but rather expensing all court costs as incurred;
•Partially offset by lower court cost spending due to court closures in certain jurisdictions as a result of the COVID-19 pandemic.
General and Administrative Expenses
The increase in general and administrative expenses during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following reasons:
•A charge of $15.0 million relating to our settlement with the CFPB;
•Certain third-party costs of approximately $6.9 million incurred relating to various financing transactions completed in September 2020;
•Partially offset by reduced travel and facilities expenses, and consulting fees and lower general and administrative expenses due to the sale of Baycorp in August 2019.
Other Operating Expenses
The increase in other operating expenses during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following reasons:
•Increased postage and printing expenses primarily at our domestic operations;
•Partially offset by lower collection expenses primarily due to the sale of Baycorp in August 2019.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and Latin America and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts.
The decrease in collections agency commissions during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the decrease in agency collections in Europe and other geographies.
Depreciation and Amortization
The increase in depreciation and amortization expense during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following reasons:

•Increased depreciation expense primarily incurred at our U.S. facilities;
•Partially offset by the decrease due to the sale of Baycorp in August 2019.
Goodwill Impairment
In August 2019, we completed the sale of Baycorp. The transaction resulted in a goodwill impairment charge of $10.7 million and an additional loss on sale of $12.5 million during the year ended December 31, 2019.
Interest Expense
The following table summarizes our interest expense during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Stated interest on debt obligations	$181,536	$193,003	$(11,467)	(5.9)%
Amortization of loan fees and other loan costs	16,343	11,455	4,888	42.7%
Amortization of debt discount	11,477	13,313	(1,836)	(13.8)%
Total interest expense	$209,356	$217,771	$(8,415)	(3.9)%
In September 2020, we entered into various transactions, agreements and amendments related to our borrowings and completed the implementation of our new global funding structure. In November and December 2020, we completed two offerings of senior secured notes, partially redeemed our Cabot senior secured notes due in 2023 and fully redeemed our Cabot floating rate notes due 2024. These refinancing transactions successfully reduced the interest rates on our outstanding borrowings.
The decrease in interest expense during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following reasons:
•Lower average debt balances;
•A decrease in LIBOR which resulted in decreased interest expense for the revolving credit facilities that reference LIBOR;
•Decreased interest rates as a result of various refinancing transactions;
•Partially offset by increased amortization of loan fees and other loan costs as a result of higher capitalized debt issuance costs.
Loss on Extinguishment of Debt
We presented certain refinancing charges such as make-whole provisions, call premiums, and write-offs of unamortized debt issuance costs and debt discount as interest expense in prior periods. During the three months ended December 31, 2020, we reclassed such costs as loss on extinguishment of debt as a single line item in our consolidated statements of operations. Loss on extinguishment of debt was $41.0 million and $9.0 million during the years ended December 31, 2020 and 2019, respectively. Refer to “Note 7: Borrowings” in the notes to our consolidated financial statements for details of our financing activities.
Other Expense
Other expense or income consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $0.4 million during the year ended December 31, 2020, which included a loss of $4.8 million as a result of the divestiture of our investment in Brazil. This loss was partially offset by other income from fair value changes for currency exchange forward contracts that were not designated as hedge instruments for accounting purposes.
Other expense was $18.3 million during the year ended December 31, 2019 and was primarily the result of a loss recognized on the sale of Baycorp of approximately $12.5 million.
Provision for Income Taxes
During the years ended December 31, 2020 and 2019, we recorded income tax provisions for income from continuing operations of $70.4 million and $32.3 million, respectively.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2020	2019
Federal provision	21.0%	21.0%
State provision	3.2%	0.2%
Foreign rate differential(1)	(0.5)%	(2.2)%
Change in valuation allowance	0.9%	(0.5)%
IRS settlement(2)	—%	(2.4)%
Tax effect of CFPB settlement fees(3)	1.1%	—%
Other	(0.8)%	—%
Effective rate	24.9%	16.1%
________________________
(1)Relates primarily to the lower tax rates on the income or loss attributable to international operations.
(2)In 2019, includes tax benefit resulting from tax accounting method change.
(3)Non-deductible expense for tax purposes. Refer to “Note 12: Commitments and Contingencies” in the notes to our consolidated financial statements for details of the CFPB settlement.

The effective tax rate for the year ended December 31, 2020 increased to 24.9% as compared to 16.1% for the year ended December 31, 2019. The lower tax rate in 2019 was primarily related to benefits resulting from tax accounting method change and exam resolutions with certain state taxing authorities.
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
Adjusted Earnings Per Share. Management uses non-GAAP adjusted net income and adjusted earnings per share, to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted net income attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible and exchangeable notes, acquisition, integration and restructuring related expenses, settlement fees and related administrative expenses, amortization of certain acquired intangible assets and other charges or gains that are not indicative of ongoing operations.
The following table provides a reconciliation between net income and diluted earnings per share attributable to Encore calculated in accordance with GAAP, to adjusted net income and adjusted earnings per share attributable to Encore, respectively (in thousands, except per share data):

	Year Ended December 31,
	2020		2019		2018
	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share
GAAP net income attributable to Encore, as reported	$211,848	$6.68	$167,869	$5.33	$115,886	$4.06
Adjustments:
CFPB settlement fees(1)	15,009	0.47	—	—	—	—
Convertible and exchangeable notes non-cash interest and issuance cost amortization	14,444	0.46	15,501	0.50	13,896	0.50
Acquisition, integration and restructuring related expenses(2)	4,962	0.16	7,049	0.22	11,506	0.40
Amortization of certain acquired intangible assets(3)	7,010	0.22	7,017	0.22	8,337	0.29
Loss on sale of Baycorp(4)	—	—	12,489	0.40	—	—
Goodwill impairment(4)	—	—	10,718	0.34	—	—
Net gain on fair value adjustments to contingent considerations(5)	—	—	(2,300)	(0.07)	(5,664)	(0.20)
Change in tax accounting method(6)	—	—	(7,825)	(0.25)	—	—
Expenses related to withdrawn Cabot IPO(7)	—	—	—	—	2,984	0.10
Loss on derivatives in connection with the Cabot Transaction(8)	—	—	—	—	9,315	0.33
Adjustments attributable to noncontrolling interest(9)	—	—	—	—	(5,022)	(0.18)
Income tax effect of the adjustments(10)	(7,478)	(0.24)	(23,230)	(0.74)	(9,079)	(0.32)
Adjusted net income attributable to Encore	$245,795	$7.75	$187,288	$5.95	$142,159	$4.98
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
(4)The sale of Baycorp resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the year ended December 31, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
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
(6)Amount represents the benefit from the tax accounting method change related to revenue reporting. We adjust for certain discrete tax items that are not indicative of our ongoing operations.
(7)Amount represents expenses related to the proposed and later withdrawn initial public offering by Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(8)Amount represents the loss recognized on the forward contract we entered into in anticipation of the completion of the purchase of all of the outstanding equity of CCM not owned by Encore (the “Cabot Transaction”). We adjust for this amount because we believe the loss is not indicative of ongoing operations; therefore, adjusting for this loss enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(9)Certain of the above pre-tax adjustments include expenses recognized by our partially-owned subsidiaries. This adjustment represents the portion of the non-GAAP adjustments that are attributable to noncontrolling interest.
(10)Amount represents the total income tax effect of the adjustments, which is generally calculated based on the applicable marginal tax rate of the jurisdiction in which the portion of the adjustment occurred. Additionally, we adjust for certain discrete tax items that are not indicative of our ongoing operations. We recognized approximately $17.5 million, or $0.55 per diluted share, in tax benefit as a result of the sale of Baycorp, which is included in this income tax adjustment during the year ended December 31, 2019.

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

	Year Ended December 31,
	2020	2019	2018
GAAP net income, as reported	$212,524	$168,909	$109,736
Adjustments:
Interest expense	209,356	217,771	237,355
Loss on extinguishment of debt	40,951	8,989	2,693
Interest income	(2,397)	(3,693)	(3,345)
Provision for income taxes	70,374	32,333	46,752
Depreciation and amortization	42,780	41,029	41,228
CFPB settlement fees(1)	15,009	—	—
Stock-based compensation expense	16,560	12,557	12,980
Acquisition, integration and restructuring related expenses(2)	4,962	7,049	7,523
Loss on sale of Baycorp(3)	—	12,489	—
Goodwill impairment(3)	—	10,718	—
Net gain on fair value adjustments to contingent considerations(4)	—	(2,300)	(5,664)
Loss on derivative in connection with the Cabot Transaction(5)	—	—	9,315
Expenses related to withdrawn Cabot IPO(6)	—	—	2,984
Adjusted EBITDA	$610,119	$505,851	$461,557
Collections applied to principal balance(7)	$740,350	$765,748	$759,014
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
(3)The sale of Baycorp resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the year ended December 31, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
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
(6)Amount represents expenses related to the proposed and later withdrawn initial public offering by Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(7)For periods prior to January 1, 2020, amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios. For periods subsequent to January 1, 2020 amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) changes in expected recoveries. For consistency with the Company debt covenant reporting, for periods subsequent to June 30, 2020, the collections applied to principal balance also includes proceeds applied to basis from sales of REO assets and related activities; prior period amounts have not been adjusted to reflect this change as such amounts were immaterial.

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

	Year Ended December 31,
	2020	2019	2018
GAAP total operating expenses, as reported	$967,838	$951,336	$956,730
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(182,930)	(173,190)	(193,715)
CFPB settlement fees(2)	(15,009)	—	—
Stock-based compensation expense	(16,560)	(12,557)	(12,980)
Acquisition, integration and restructuring related operating expenses(3)	(154)	(7,049)	(7,523)
Goodwill impairment(4)	—	(10,718)	—
Net gain on fair value adjustments to contingent considerations(5)	—	2,300	5,664
Expenses related to withdrawn Cabot IPO(6)	—	—	(2,984)
Adjusted operating expenses related to portfolio purchasing and recovery business	$753,185	$750,122	$745,192
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
(3)Amount represents acquisition, integration and restructuring related operating expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(4)The sale of Baycorp resulted in a goodwill impairment charge of $10.7 million that is included in operating expenses during the year ended December 31, 2019. We believe the goodwill impairment charge is not indicative of ongoing operations, therefore, adjusting for the expense enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
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
(6)Amount represents expenses related to the proposed and later withdrawn initial public offering by Cabot. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

Cost per Dollar Collected
We utilize cost per dollar collected (or “cost-to-collect”) in order to facilitate a comparison of approximate costs to cash collections from purchased receivables for our portfolio purchasing and recovery business. Cost-to-collect is calculated by dividing adjusted operating expenses by collections from purchased receivables. The calculation of adjusted operating expenses is illustrated in detail above. The following table summarizes our overall cost per dollar collected by geographic location during the periods presented:

	Year Ended December 31,
	2020	2019
United States	37.4%	40.3%
Europe	29.9%	28.2%
Other geographies	55.9%	54.3%
Overall cost per dollar collected	35.7%	37.0%
As discussed in the “Change in Accounting Principle” section in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements, effective January 1, 2020, we expense all court costs as incurred and no longer capitalize such costs as Deferred Court Costs based on a loss-rate methodology. This change in accounting principle increased the cost-to-collect metric as compared to prior periods because the court costs expense recognized in prior periods only represented costs we did not expect to recover. The change in accounting principle has no impact on the amount of court cost payments incurred.
Despite the increase in expense due to the change in accounting principle discussed above, cost-to-collect decreased 130 basis points to 35.7% for the year ended December 31, 2020 from 37.0% during the prior year.
The decrease in overall cost-to-collect was driven by improved cost-to-collect in the United States, which was due to a combination of (1) continued improvement in operational efficiencies in the collection process, (2) a large reduction in legal channel spending due to court closures in certain jurisdictions as a result of the COVID-19 pandemic, the legal channel spending has gradually increased in the third and fourth quarters as compared to the previous quarters but is still lower than historical levels and (3) collection mix shifting towards non-legal collection, which has a lower cost-to-collect. Collections from other geographies continue to decline as we continue to focus on the U.S. and European markets. Cost-to-collect in LAAP is expected to stay at an elevated level and will continue to fluctuate over time.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2020
		<2011	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total(2)	Multiple(3)
United States:
<2011	$1,760,989	$3,222,155	$637,415	$458,336	$328,076	$236,557	$180,622	$129,676	$99,169	$80,397	$65,855	$51,481	$5,489,739	3.1
2011	383,794	—	123,596	301,949	226,521	155,180	112,906	77,257	56,287	41,148	33,445	25,620	1,153,909	3.0
2012	548,808	—	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	27,797	1,275,551	2.3
2013	551,895	—	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	1,533,154	2.8
2014	517,685	—	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	1,022,112	2.0
2015	499,257	—	—	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	797,951	1.6
2016	553,335	—	—	—	—	—	—	110,875	283,035	234,690	159,279	116,452	904,331	1.6
2017	528,384	—	—	—	—	—	—	—	111,902	315,853	255,048	193,328	876,131	1.7
2018	630,775	—	—	—	—	—	—	—	—	175,042	351,696	308,302	835,040	1.3
2019	677,357	—	—	—	—	—	—	—	—	—	174,693	416,315	591,008	0.9
2020	540,264	—	—	—	—	—	—	—	—	—	—	213,450	213,450	0.4
Subtotal	7,192,543	3,222,155	761,011	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	14,692,376	2.0
Europe:
2013	619,079	—	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	1,247,392	2.0
2014	623,129	—	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	946,772	1.5
2015	419,941	—	—	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	512,380	1.2
2016	258,218	—	—	—	—	—	—	44,641	97,587	83,107	63,198	51,609	340,142	1.3
2017	461,571	—	—	—	—	—	—	—	68,111	152,926	118,794	87,549	427,380	0.9
2018	433,302	—	—	—	—	—	—	—	—	49,383	118,266	78,846	246,495	0.6
2019	273,354	—	—	—	—	—	—	—	—	—	44,118	80,502	124,620	0.5
2020	116,899	—	—	—	—	—	—	—	—	—	—	22,721	22,721	0.2
Subtotal	3,205,493	—	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	3,867,902	1.2
Other geographies:
2012	6,721	—	—	—	3,848	2,561	1,208	542	551	422	390	294	9,816	1.5
2013	29,568	—	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	1,042	47,594	1.6
2014	86,989	—	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	4,300	72,693	0.8
2015	83,198	—	—	—	—	—	15,061	57,064	43,499	32,622	17,499	4,688	170,433	2.0
2016	64,450	—	—	—	—	—	—	29,269	39,710	28,992	16,078	5,196	119,245	1.9
2017	49,670	—	—	—	—	—	—	—	15,471	23,075	15,383	7,303	61,232	1.2
2018	26,371	—	—	—	—	—	—	—	—	12,910	15,008	5,892	33,810	1.3
2019	2,668	—	—	—	—	—	—	—	—	—	3,198	245	3,443	1.3
2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	349,635	—	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	518,266	1.5
Total	$10,747,671	$3,222,155	$761,011	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$19,078,544	1.8
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2020, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through December 31, 2020 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2011	$1,760,989	$5,489,739	$115,101	$5,604,840	3.2
2011	383,794	1,153,909	54,675	1,208,584	3.1
2012	548,808	1,275,551	61,317	1,336,868	2.4
2013(3)	551,895	1,533,154	172,934	1,706,088	3.1
2014(3)	517,685	1,022,112	110,916	1,133,028	2.2
2015	499,257	797,951	120,743	918,694	1.8
2016	553,335	904,331	223,731	1,128,062	2.0
2017	528,384	876,131	366,098	1,242,229	2.4
2018	630,775	835,040	562,107	1,397,147	2.2
2019	677,357	591,008	995,808	1,586,816	2.3
2020	540,264	213,450	1,110,044	1,323,494	2.4
Subtotal	7,192,543	14,692,376	3,893,474	18,585,850	2.6
Europe:
2013(3)	619,079	1,247,392	914,652	2,162,044	3.5
2014(3)	623,129	946,772	678,545	1,625,317	2.6
2015(3)	419,941	512,380	437,102	949,482	2.3
2016	258,218	340,142	337,273	677,415	2.6
2017	461,571	427,380	583,441	1,010,821	2.2
2018	433,302	246,495	637,914	884,409	2.0
2019	273,354	124,620	530,179	654,799	2.4
2020	116,899	22,721	312,508	335,229	2.9
Subtotal	3,205,493	3,867,902	4,431,614	8,299,516	2.6
Other geographies:
2012	6,721	9,816	162	9,978	1.5
2013	29,568	47,594	1,106	48,700	1.6
2014	86,989	72,693	54,635	127,328	1.5
2015	83,198	170,433	17,864	188,297	2.3
2016	64,450	119,245	5,899	125,144	1.9
2017	49,670	61,232	30,289	91,521	1.8
2018	26,371	33,810	9,920	43,730	1.7
2019	2,668	3,443	421	3,864	1.4
2020	—	—	—	—	—
Subtotal	349,635	518,266	120,296	638,562	1.8
Total	$10,747,671	$19,078,544	$8,445,384	$27,523,928	2.6
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2020, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections from Purchased Receivables by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2021	2022	2023	2024	2025	2026	2027	2028	2029	>2029	Total(2)
United States:
<2011	$35,925	$26,180	$18,179	$12,553	$8,564	$5,800	$3,848	$2,384	$1,258	$410	$115,101
2011	16,599	11,808	8,183	5,723	4,033	2,847	2,016	1,429	1,017	1,020	54,675
2012	18,501	13,009	9,137	6,414	4,515	3,183	2,250	1,596	1,136	1,576	61,317
2013(3)	49,612	36,577	25,902	18,368	13,032	9,246	6,562	4,659	3,309	5,667	172,934
2014(3)	33,329	23,568	16,301	11,291	7,979	5,648	4,001	2,838	2,015	3,946	110,916
2015	37,280	26,255	18,062	12,277	8,197	5,660	3,990	2,819	1,996	4,207	120,743
2016	73,054	46,967	31,826	22,079	15,355	10,517	7,353	5,174	3,648	7,758	223,731
2017	120,287	81,528	51,712	34,557	23,705	16,527	11,581	8,167	5,759	12,275	366,098
2018	191,409	131,151	84,377	53,132	34,927	23,047	15,214	9,950	6,620	12,280	562,107
2019	349,045	213,131	134,793	91,889	62,683	43,723	31,172	22,231	15,498	31,643	995,808
2020	298,297	300,371	175,189	106,095	71,412	48,451	34,062	24,310	17,327	34,530	1,110,044
Subtotal	1,223,338	910,545	573,661	374,378	254,402	174,649	122,049	85,557	59,583	115,312	3,893,474
Europe:
2013(3)	100,145	97,594	91,655	85,731	78,218	69,395	62,179	56,149	50,925	222,661	914,652
2014(3)	85,220	77,011	72,046	65,329	58,565	49,705	44,325	38,965	34,983	152,396	678,545
2015(3)	55,714	50,404	46,506	41,560	37,585	33,159	28,535	24,972	22,833	95,834	437,102
2016	58,524	54,097	40,481	34,949	29,138	24,020	19,938	16,963	14,403	44,760	337,273
2017	87,521	82,023	70,536	60,050	50,134	42,541	36,495	30,357	26,206	97,578	583,441
2018	87,004	84,426	76,090	66,778	58,662	48,514	41,395	35,900	29,928	109,217	637,914
2019	83,648	77,209	65,517	55,199	45,684	37,710	31,496	26,896	22,616	84,204	530,179
2020	43,738	46,970	42,865	34,312	27,479	24,542	19,572	16,263	13,420	43,347	312,508
Subtotal	601,514	569,734	505,696	443,908	385,465	329,586	283,935	246,465	215,314	849,997	4,431,614
Other geographies:
2012	113	49	—	—	—	—	—	—	—	—	162
2013	555	357	194	—	—	—	—	—	—	—	1,106
2014	10,548	8,488	7,630	6,531	4,934	2,899	1,649	1,502	1,502	8,952	54,635
2015	3,500	2,991	2,763	1,942	1,284	949	831	719	601	2,284	17,864
2016	3,189	1,615	573	258	169	95	—	—	—	—	5,899
2017	7,820	5,502	4,061	2,302	2,042	1,530	878	773	773	4,608	30,289
2018	3,766	2,350	1,676	963	518	338	222	87	—	—	9,920
2019	179	106	72	54	10	—	—	—	—	—	421
2020	—	—	—	—	—	—	—	—	—	—	—
Subtotal	29,670	21,458	16,969	12,050	8,957	5,811	3,580	3,081	2,876	15,844	120,296
Portfolio ERC	1,854,522	1,501,737	1,096,326	830,336	648,824	510,046	409,564	335,103	277,773	981,153	8,445,384
REO ERC(4)	27,115	26,403	17,203	7,791	1,866	64	6	78	74	—	80,600
Total	$1,881,637	$1,528,140	$1,113,529	$838,127	$650,690	$510,110	$409,570	$335,181	$277,847	$981,153	$8,525,984
________________________
(1)ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of December 31, 2020, ERC for Zero Basis Portfolios includes approximately $115.1 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $84.0 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections on purchased portfolios over a 180-month period. As of December 31, 2020, ERC for purchased receivables for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,633,022	$3,819,461
Europe	3,119,838	3,769,186
Other geographies	98,495	107,248
Portfolio ERC	$6,851,355	$7,695,895
REO ERC	$80,448	$80,600
Total ERC	$6,931,803	$7,776,495
(3) Includes portfolios acquired in connection with certain business combinations.
(4) Real estate-owned assets ERC includes approximately $78.7 million and $1.9 million of estimated future cash flows for Europe and Other Geographies, respectively.

Estimated Future Collections Applied to Principal
As of December 31, 2020, we had $3.3 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2021	$474,872	$168,875	$18,437	$662,184
2022	397,791	188,289	14,561	600,641
2023	237,719	173,000	9,525	420,244
2024	146,742	155,394	6,886	309,022
2025	97,357	136,759	5,392	239,508
2026	65,289	115,726	3,198	184,213
2027	45,463	99,366	1,822	146,651
2028	32,109	86,979	1,577	120,665
2029	22,570	78,265	1,502	102,337
2030	15,961	70,738	1,502	88,201
2031	11,467	67,531	1,502	80,500
2032	8,479	67,055	1,502	77,036
2033	6,725	70,895	1,502	79,122
2034	5,685	77,893	131	83,709
2035	3,249	88,833	—	92,082
2036	—	5,803	—	5,803
Total	$1,571,478	$1,651,401	$69,039	$3,291,918

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2020	2019	2018
United States:
General & Administrative	1,167	1,106	1,060
Account Manager	389	418	504
Subtotal	1,556	1,524	1,564
Europe:
General & Administrative	997	998	1,036
Account Manager	2,483	2,085	2,037
Subtotal	3,480	3,083	3,073
Other Geographies(1):
General & Administrative	1,227	1,173	1,345
Account Manager	1,462	1,475	1,884
Subtotal	2,689	2,648	3,229
Total	7,725	7,255	7,866
________________________
(1)Headcount for other geographies includes employees in India and Costa Rica that service accounts originated in the United States. Headcount as of December 31, 2018 includes 191 general and administrative and 361 account manager Baycorp employees.
Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2018	973	$1,799,804	$276,762
Q2 2018	1,031	2,870,456	359,580
Q3 2018	706	1,559,241	248,691
Q4 2018	766	2,272,113	246,865
Q1 2019	854	1,732,977	262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,022	214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$312,864	$244,733	$186,791
Net cash provided by (used in) investing activities	82,826	(202,333)	(397,516)
Net cash (used in) provided by financing activities	(403,200)	(19,770)	166,377
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $312.9 million, $244.7 million, and $186.8 million during the years ended December 31, 2020, 2019, and 2018, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in expected recoveries, allowance charges, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Net cash provided by investing activities was $82.8 million during year ended December 31, 2010, net cash used in investing activities was $202.3 million and $397.5 million during the years ended December 31, 2019 and 2018, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $644.0 million, $1,035.1 million, and $1,131.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. Collection proceeds applied to the principal of our receivable portfolios were $737.1 million, $757.6 million, and $809.7 million during the years ended December 31, 2020, 2019, and 2018, respectively.
Financing Cash Flows
Net cash used in financing activities was $403.2 million and $19.8 million during the years ended December 2020 and 2019, respectively, net cash provided by financing activities was $166.4 million during the year ended December 31, 2018. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $1,820.6 million, $603.6 million and $942.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. Repayments of amounts outstanding under our credit facilities were $2,290.8 million, $586.4 million and $571.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. Proceeds from the issuance of senior secured notes were $1,313.4 million and $454.6 million during the years ended December 31, 2020 and 2019, respectively. Repayments of senior secured notes were $1,033.8 million, $470.8 million and $91.6 million during the years ended December 31, 2020, 2019, and 2018, respectively.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt.

In August 2018, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million. During the year ended December 31, 2020, we did not issue any shares under our ATM Program. We have issued a total of 13,600 shares under our ATM Program, generating proceeds of approximately $0.54 million.
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
Our cash and cash equivalents as of December 31, 2020 consisted of $39.4 million held by U.S.-based entities and $149.8 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $20.3 million and $25.0 million as of December 31, 2020 and 2019, respectively.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our consumers, and other risks detailed in our Risk Factors. However, we believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, cash collections from our investment in receivable portfolios, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.
Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2020 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$3,365,205	$208,132	$720,392	$1,520,452	$916,229
Estimated interest payments(1)	649,961	141,033	274,117	174,693	60,118
Finance leases	8,792	3,674	4,877	241	—
Operating leases	113,485	19,440	30,183	26,086	37,776
Purchase commitments on receivable portfolios	157,448	150,713	6,735	—	—
Total contractual cash obligations(2)	$4,294,891	$522,992	$1,036,304	$1,721,472	$1,014,123
________________________
(1)Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2020 for variable rate debt, timing of scheduled payments and the term of the debt obligations.
(2)We had approximately $6.9 million of liabilities and accrued interests related to uncertain tax positions as of December 31, 2020. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See “Note 10: Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.
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
Receivable portfolio purchases are aggregated into pools based on similar risk characteristics. Examples of risk characteristics include financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. Our static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. We further group these static pools by geographic location. Once a pool is established, the portfolios will remain in the designated pool unless the underlying risk characteristics change. The purchase EIR of a pool will not change over the life of the pool even if expected future cash flows change.
Revenue is recognized for each static pool over the economic life of the pool. We make significant assumptions in determining the economic life of a pool, including the reasonable and supportable economic forecast period based on asset type and geography, which considers the availability of forward-looking scenarios and their respective time horizons. In general, we forecast recoveries over one or two years prior to reverting to historical averages at an estimate-level over the remaining life using various methodologies depending on the asset type and geography. The speed at which forecasts revert varies based on the spread between the forecast period and historical data. In addition, estimated recoveries include a qualitative component, which generally reflects management’s assessment of macroeconomic environment and business initiatives. We continue to evaluate the reasonable economic life of a pool and reversion method annually. Revenue primarily includes two components: (1) accretion of the discount on the negative allowance due to the passage of time, and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries.
We measure expected future recoveries based on historical experience, current conditions, and reasonable and supportable forecasts. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity and the productivity of our collection staff. External factors that may have an impact on our collections include macroeconomic conditions, new laws or regulations, and new interpretations of existing laws or regulations. See “Note 4: Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.
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
Income Taxes. We use the asset and liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical earnings, taxable income in prior carryback year(s) if permitted under the tax law, projections of future pretax book income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of operations. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of operations. We include interest and penalties related to income taxes within our provision for income taxes. See “Note 10: Income Taxes” to our consolidated financial statements for further discussion of income taxes.
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
Foreign Currency Exchange Rates
We have operations in foreign countries, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. Our primary foreign currency exposures relate to the British Pound, Euro, and Indian Rupee. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes.
Cross-currency swap agreements are used to effectively convert fixed-rate Euro-denominated borrowings, including the principal amount of the underlying debt and periodic interest payments, to fixed-rate U.S. dollar denominated debt and are accounted for as cash flow hedges.
As of December 31, 2020, we had €350.0 million (approximately $426.8 million based on an exchange rate of $1.00 to €0.82, the exchange rate as of December 31, 2020) of outstanding Euro-denominated borrowings in our U.S. dollar functional currency entity. We have four cross-currency swap agreements with a total notional amount of €350.0 million that effectively convert interest and principal payments on this debt from Euro to U.S. dollar. The cross-currency derivative instruments have maturities of October 2023. As of December 31, 2020, the cross-currency swap agreements had a fair value asset position of $11.6 million. These swaps eliminate the foreign currency risk associated with our Euro-denominated borrowings.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. As of December 31, 2020, we had two interest rate swap agreements outstanding with a total notional amount of $196.4 million. As of December 31, 2020, we held two interest rate cap contracts with a total notional amount of approximately $965.8 million used to manage risk related to interest rate fluctuations. Both the interest rate swap and interest rate cap instruments are designated as cash flow hedges and are accounted for using hedge accounting.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. The rates used in our variable interest-bearing debt are based LIBOR, or other index rates, which in certain cases are subject to a floor. A hypothetical 50 basis points increase in interest rates as of December 31, 2020 related to variable rate debt agreements not hedged by derivatives would have a $3.1 million negative impact on income before income taxes. Conversely, a hypothetical 50 basis points decrease in interest rates as of December 31, 2020 related to variable rate debt agreements not hedged by derivatives would have a $0.8 million positive impact on income before income taxes.
As of December 31, 2020, our outstanding interest rate swap agreements had a fair value liability position of $5.2 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate swap’s fair value of $0.9 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate swap’s fair value of $0.9 million. As of December 31, 2020, our outstanding interest rate cap contracts had a fair value asset position of $0.7 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate cap’s fair value of $2.6 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate cap’s fair value of $0.5 million.
Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.

Item 8—Financial Statements and Supplementary Data
Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-39.

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
Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2020, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2020, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP

San Diego, California
February 24, 2021

Changes in Internal Control over Financial Reporting
We implemented certain internal controls related to the adoption of Topic 326, “Financial Instruments – Credit Losses” to ensure we adequately interpreted the guidance and properly assessed the impact of the standard on our financial statements to facilitate its adoption effective January 1, 2020. There were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B—Other Information
None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 11—Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14—Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.1.3	Second Certificate of Amendment to the Certificate of Incorporation	10-Q	000-26489	3.1.3	8/7/2019
3.2	Bylaws, as amended through February 8, 2011	10-K	000-26489	3.3	2/14/2011
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.2	Fourth Amended and Restated Senior Secured Note Purchase Agreement (including the forms of the Notes), dated as of September 1, 2020, by and among Encore Capital Group, Inc. and the purchasers named therein	8-K	000-26489	10.2	9/1/2020
4.6	Indenture (including form of note), dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/11/2014
4.6.1	Supplemental Indenture, dated November 6, 2018, to the Indenture, dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee	10-Q	000-26489	4.6	11/7/2018
4.6.2	Second Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of March 11, 2014, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.4	11/2/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.9	Indenture (including form of note), dated October 6, 2016, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar	8-K	000-26489	4.1	10/7/2016
4.9.1	First Supplemental Indenture dated September 7, 2020 to Indenture dated October 6, 2016	8-K	000-26489	4.3	9/24/2020
4.9.2	Second Supplemental Indenture dated September 24, 2020 to Indenture dated October 6, 2016	8-K	000-26489	4.5	9/24/2020
4.10	Indenture (including form of note), dated March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	8-K	000-26489	4.1	3/3/2017
4.10.1	First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.5	11/2/2020
4.11	Indenture, dated July 20, 2018, between Encore Capital Europe Finance Limited and MUFG Union Bank, N.A.	8-K	000-26489	4.1	7/20/2018
4.11.1	Supplemental Indenture (including the form of 4.50% Exchangeable Senior Notes due 2023), dated July 20, 2018, among Encore Capital Europe Finance Limited, Encore Capital Group, Inc. and MUFG Union Bank, N.A.	8-K	000-26489	4.2	7/20/2018
4.11.2	Second Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of July 20, 2018, by and among Encore Capital Europe Finance Limited, Encore Capital Group, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.6	11/2/2020
4.13	Indenture (including form of note), dated September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee.	8-K	000-26489	4.1	9/10/2019
4.13.1	First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.7	11/2/2020
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-26489	4.14	2/26/2020
4.15	Indenture dated September 24, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent	8-K	000-26489	4.1	9/24/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.16	Indenture dated November 23, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent	8-K	000-26489	4.1	11/23/2020
4.17	Indenture dated December 21, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent	8-K	000-26489	4.1	12/21/2020
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.3+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated	8-K	000-26489	10.1	6/15/2009
10.3.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan	10-Q	000-26489	10.3	11/1/2012
10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan	Def 14A	000-26489	Appendix A	4/26/2013
10.4.1+	First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014	10-K	000-26489	10.84	2/25/2014
10.4.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.5	8/8/2013
10.4.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.11	8/8/2013
10.4.14+	Form of Performance Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.108	2/23/2017
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-Q	000-26489	10.2	11/6/2014
10.6+	Employment offer letter dated October 9, 2014 by and between Encore Capital Group, Inc. and Jonathan Clark	8-K	000-26489	10.1	2/26/2015
10.7+	Non-Employee Director Compensation Program Guidelines, effective June 17, 2020	10-Q	000-26489	10.1	8/5/2020
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 11, 2016	10-Q	000-26489	10.1	11/9/2016
10.9+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Ashish Masih	8-K	000-26489	10.1	6/20/2017
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.5	6/20/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.11.5+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.1	3/15/2018
10.11.6+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.2	3/15/2018
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018
10.11.9+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROAE) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	10-K	000-26489	10.11.9	2/26/2020
10.19	Amended and Restated Senior Facilities Agreement, dated September 1, 2020, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent	8-K	000-26489	10.1	9/1/2020
10.21.1	Letter Agreement, dated March 5, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.1	3/11/2014
10.21.2	Letter Agreement, dated March 5, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.2	3/11/2014
10.21.3	Letter Agreement, dated March 5, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.3	3/11/2014
10.21.4	Letter Agreement, dated March 5, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Base Capped Call Transaction	8-K	000-26489	10.4	3/11/2014
10.21.5	Letter Agreement, dated March 6, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	3/11/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21.6	Letter Agreement, dated March 6, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	3/11/2014
10.21.7	Letter Agreement, dated March 6, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.7	3/11/2014
10.21.8	Letter Agreement, dated March 6, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction	8-K	000-26489	10.8	3/11/2014
10.22	Senior Facility Agreement, dated February 18, 2020, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trustee Company (UK) Limited as Security Trustee, HSBC Bank PLC as Senior Agent and Goldman Sachs International Bank as Senior Lender	8-K	000-26489	10.1	2/24/2020
10.23.1	Letter Agreement, dated July 17, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.1	7/20/2018
10.23.2	Letter Agreement, dated July 17, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.2	7/20/2018
10.23.3	Letter Agreement, dated July 17, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.3	7/20/2018
10.23.4	Letter Agreement, dated July 19, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.4	7/20/2018
10.23.5	Letter Agreement, dated July 19, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	7/20/2018
10.23.6	Letter Agreement, dated July 19, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	7/20/2018
10.26+	Executive Service Agreement, dated November 25, 2019, between Cabot UK Holdco Limited and Craig Buick	10-Q	000-26489	10.2+	5/11/2020
21	List of Subsidiaries					X
22	List of Issuers of Guaranteed Securities					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 24, 2021					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Management contract or compensatory plan or arrangement.

Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ ASHISH MASIH
Ashish Masih
President and Chief Executive Officer
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2021
Jonathan C. Clark

/s/ ASHWINI GUPTA	Director	February 24, 2021
Ashwini Gupta

/s/ WENDY G. HANNAM	Director	February 24, 2021
Wendy G. Hannam

/s/ JEFFREY A. HILZINGER	Director	February 24, 2021
Jeffrey A. Hilzinger

/s/ ANGELA A. KNIGHT	Director	February 24, 2021
Angela A. Knight

/s/ MICHAEL P. MONACO	Director	February 24, 2021
Michael P. Monaco

/s/ LAURA OLLE	Director	February 24, 2021
Laura Olle

/s/ RICHARD J. SREDNICKI	Director	February 24, 2021
Richard J. Srednicki

/s/ RICHARD P. STOVSKY	Director	February 24, 2021
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2021 expressed an unqualified opinion thereon.
Changes in Accounting Principles
As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses.
As discussed in Notes 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted ASC Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Investment in Receivable Portfolios, Revenue from Receivable Portfolios and Changes in Expected Current and Future Recoveries
As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company’s investment in receivable portfolios balance was approximately $3.3 billion at December 31, 2020. Investment in receivable portfolios are comprised of loans with deteriorated credit quality since origination upon purchase. In accordance with the Company’s charge-off policy each loan is deemed to be uncollectible on an individual basis. Receivable portfolio purchases are grouped based on similar risk characteristics (“pool”) and a negative allowance is established based on future recoveries of the pool using a discounted cash flow approach. The discount rate is an effective interest rate (or “EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase and does not change over the life of the pool unless the risk characteristics of the pool change. Revenue from receivable portfolios is recognized at an EIR through the accretion of the discount on the negative allowance, differences between actual versus expected recoveries and the present value of changes in expected future recoveries. The Company reviews each pool for current trends, actual versus expected performance and expected timing of cash flows (curve shape). The Company then re-forecasts the timing and amount of future recoveries.
We identified the recording of investment in receivable portfolios, revenue from receivable portfolios and changes in expected current and future recoveries as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate future recoveries. Estimated future recoveries are based on historical experience, current conditions, and reasonable and supportable forecasts. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s assessment of the reasonableness of: (i) inputs and outputs from the Company’s proprietary statistical and behavioral models used to forecast collections, (ii) cash collection performance of pools, and (iii) a pool’s EIR.
•Testing the completeness and accuracy of collection data used by management to calculate investment in receivable portfolios, revenue from receivable portfolios and changes in expected current and future recoveries.
•Evaluating the Company’s process used to develop estimates of future recoveries by testing source data and evaluating the reasonableness of assumptions by comparing to historical results, including current period forecasts to actual performance, recent performance trends, curve shape and changes to the expected recoveries.
Goodwill Impairment Assessment
As more fully described in Notes 1 and 14 to the consolidated financial statements, the Company’s goodwill balance was approximately $0.9 billion at December 31, 2020, which was allocated between two reporting units, MCM and Cabot, that carried goodwill. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the MCM reporting unit, management performed a qualitative assessment and determined it was not necessary to perform a quantitative test. For the Cabot reporting unit, management performed a quantitative analysis which utilized a combination of the income approach and the market approach.
We identified the goodwill impairment assessment of the Cabot reporting unit as a critical audit matter because of the significant assumptions and judgments management makes as part of the assessment to estimate the fair value of the reporting unit. The income approach requires significant management assumptions such as assumptions used in the cash flow forecasts, the discount rate, and the terminal value exit multiple. The market approach requires significant management judgment in the selection of the appropriate peer group companies and the valuation multiples. Auditing these significant assumptions and judgments involved a high degree of auditor judgment and an increased extent of effort, including the extent of specialized skill or knowledge needed.
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
San Diego, California
February 24, 2021

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$189,184	$192,335
Investment in receivable portfolios, net	3,291,918	3,283,984
Deferred court costs, net	—	100,172
Property and equipment, net	127,297	120,051
Other assets	349,162	329,223
Goodwill	906,962	884,185
Total assets	$4,864,523	$4,909,950
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$215,920	$223,911
Borrowings	3,281,634	3,513,197
Other liabilities	146,893	147,436
Total liabilities	3,644,447	3,884,544
Commitments and contingencies (Note 12)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 31,345 shares and 31,097 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	313	311
Additional paid-in capital	230,440	222,590
Accumulated earnings	1,055,668	888,058
Accumulated other comprehensive loss	(68,813)	(88,766)
Total Encore Capital Group, Inc. stockholders’ equity	1,217,608	1,022,193
Noncontrolling interest	2,468	3,213
Total equity	1,220,076	1,025,406
Total liabilities and equity	$4,864,523	$4,909,950

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”) included in the consolidated statements of financial condition above. Most assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities exclude amounts where creditors or beneficial interest holders have recourse to the general credit of the Company. See “Note 8: Variable Interest Entities” for additional information on the Company’s VIEs.

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,223	$34
Investment in receivable portfolios, net	553,621	539,596
Other assets	5,127	4,759
Liabilities
Borrowings	478,131	464,092
Other liabilities	37	—
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Revenue from receivable portfolios	$1,374,717	$1,269,288	$1,167,132
Changes in expected current and future recoveries	7,246	—	—
Servicing revenue	115,118	126,527	148,044
Other revenues	4,319	9,974	5,381
Total revenues	1,501,400	1,405,789	1,320,557
(Allowances) allowance reversals on receivable portfolios, net		(8,108)	41,473
Total revenues, adjusted by net allowances		1,397,681	1,362,030
Operating expenses
Salaries and employee benefits	378,176	376,365	369,064
Cost of legal collections	239,071	202,670	205,204
General and administrative expenses	149,113	148,256	158,352
Other operating expenses	108,944	108,433	134,934
Collection agency commissions	49,754	63,865	47,948
Depreciation and amortization	42,780	41,029	41,228
Goodwill impairment	—	10,718	—
Total operating expenses	967,838	951,336	956,730
Income from operations	533,562	446,345	405,300
Other expense
Interest expense	(209,356)	(217,771)	(237,355)
Loss on extinguishment of debt	(40,951)	(8,989)	(2,693)
Other expense	(357)	(18,343)	(8,764)
Total other expense	(250,664)	(245,103)	(248,812)
Income before income taxes	282,898	201,242	156,488
Provision for income taxes	(70,374)	(32,333)	(46,752)
Net income	212,524	168,909	109,736
Net (income) loss attributable to noncontrolling interest	(676)	(1,040)	6,150
Net income attributable to Encore Capital Group, Inc. stockholders	$211,848	$167,869	$115,886

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$6.74	$5.38	$4.09
Diluted	$6.68	$5.33	$4.06

Weighted average shares outstanding:
Basic	31,427	31,210	28,313
Diluted	31,710	31,474	28,572
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$212,524	$168,909	$109,736
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	234	(5,029)	(7,658)
Income tax effect	(66)	761	1,743
Unrealized gain (loss) on derivative instruments, net of tax	168	(4,268)	(5,915)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	17,160	23,169	(36,927)
Removal of other comprehensive loss in connection with divestiture	2,632	3,814	3,663
Unrealized gain (loss) on foreign currency translation, net of divestiture	19,792	26,983	(33,264)
Other comprehensive income (loss), net of tax	19,960	22,715	(39,179)
Comprehensive income	232,484	191,624	70,557
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss attributable to noncontrolling interest	(676)	(1,040)	6,150
Unrealized (income) loss on foreign currency translation	(7)	(494)	5,548
Comprehensive (income) loss attributable to noncontrolling interest	(683)	(1,534)	11,698
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$231,801	$190,090	$82,255

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2017	25,801	$258	$42,646	$616,314	$(77,356)	$(9,929)	$571,933
Net income (loss)	—	—	—	115,886	—	(1,359)	114,527
Other comprehensive (loss) income, net of tax	—	—	—	—	(37,294)	920	(36,374)
Change in fair value of redeemable noncontrolling interest	—	—	19,430	(12,011)	—	—	7,419
Purchase of noncontrolling interest	—	—	—	—	—	9,626	9,626
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	163	2	(2,510)	—	—	—	(2,508)
Issuance of common stock	4,920	49	181,138	—	—	—	181,187
Stock-based compensation	—	—	12,980	—	—	—	12,980
Issuance of exchangeable notes	—	—	14,009	—	—	—	14,009
Exchangeable notes hedge transactions	—	—	(17,785)	—	—	—	(17,785)
Net equity adjustment on Cabot Transaction	—	—	(43,097)	—	—	—	(43,097)
Other	—	—	1,687	—	3,663	2,421	7,771
Balance as of December 31, 2018	30,884	309	208,498	720,189	(110,987)	1,679	819,688
Net income	—	—	—	167,869	—	1,040	168,909
Other comprehensive income, net of tax	—	—	—	—	18,407	494	18,901
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	213	2	(4,874)	—	—	—	(4,872)
Stock-based compensation	—	—	12,557	—	—	—	12,557
Issuance of exchangeable notes	—	—	4,733	—	—	—	4,733
Exchangeable notes hedge transactions	—	—	1,792	—	—	—	1,792
Other	—	—	(116)	—	3,814	—	3,698
Balance as of December 31, 2019	31,097	311	222,590	888,058	(88,766)	3,213	1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net income	—	—	—	211,848	—	676	212,524
Other comprehensive income, net of tax	—	—	—	—	17,321	7	17,328
Purchase of noncontrolling interest	—	—	(2,394)	—	—	(1,428)	(3,822)
Issuance of share-based awards, net of shares withheld for employee taxes	248	2	(6,316)	—	—	—	(6,314)
Stock-based compensation	—	—	16,560	—	—	—	16,560
Other	—	—	—	—	2,632	—	2,632
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$212,524	$168,909	$109,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,780	41,029	41,228
Expense related to financing	51,117	3,523	11,710
Other non-cash interest expense, net	23,639	30,299	38,549
Stock-based compensation expense	16,560	12,557	12,980
Deferred income taxes	11,898	22,339	16,814
Goodwill impairment	—	10,718	—
Changes in expected current and future recoveries	(7,246)	—	—
Provision for (reversal of) allowances on receivable portfolios, net	—	8,108	(41,473)
Other, net	16,260	9,794	(7,016)
Changes in operating assets and liabilities
Deferred court costs	—	(3,646)	(17,701)
Other assets	8,980	29,025	(17,925)
Prepaid income tax and income taxes payable	(27,693)	(25,678)	24,284
Accounts payable, accrued liabilities and other liabilities	(35,955)	(62,244)	15,605
Net cash provided by operating activities	312,864	244,733	186,791
Investing activities:
Purchases of receivable portfolios, net of put-backs	(644,048)	(1,035,130)	(1,131,095)
Collections applied to investment in receivable portfolios, net	737,131	757,640	809,688
Purchases of property and equipment	(34,600)	(39,602)	(67,475)
Proceeds from sale of portfolios	—	107,937	—
Other, net	24,343	6,822	(8,634)
Net cash provided by (used in) investing activities	82,826	(202,333)	(397,516)
Financing activities:
Payment of loan and debt refinancing costs	(82,455)	(11,586)	(23,286)
Proceeds from credit facilities	1,820,634	603,634	942,186
Repayment of credit facilities	(2,290,822)	(586,429)	(571,144)
Proceeds from senior secured notes	1,313,385	454,573	—
Repayment of senior secured notes	(1,033,765)	(470,768)	(91,578)
Proceeds from issuance of convertible and exchangeable senior notes	—	100,000	172,500
Repayment of convertible senior notes	(89,355)	(84,600)	—
Payment for the purchase of PECs and noncontrolling interest	—	—	(234,101)
Other, net	(40,822)	(24,594)	(28,200)
Net cash (used in) provided by financing activities	(403,200)	(19,770)	166,377
Net (decrease) increase in cash and cash equivalents	(7,510)	22,630	(44,348)
Effect of exchange rate changes on cash and cash equivalents	4,359	12,287	(10,373)
Cash and cash equivalents, beginning of period	192,335	157,418	212,139
Cash and cash equivalents, end of period	$189,184	$192,335	$157,418

Supplemental disclosures of cash flow information:
Cash paid for interest	$169,553	$178,948	$198,797
Cash paid for income taxes, net of refunds	88,816	43,973	5,734
Supplemental schedule of non-cash investing and financing activities:
Stock consideration for the Cabot Transaction	$—	$—	$180,559
Investment in receivable portfolios transferred to real estate owned	2,214	5,058	4,701
Property and equipment acquired through finance leases	3,276	5,299	3,283
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
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to “Note 8: Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Reclassifications
Certain immaterial reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation. The Company presented certain refinancing charges such as make-whole provisions, call premiums, and write-offs of unamortized debt issuance costs and debt discount as interest expense in prior periods, and have reclassed such costs as loss on extinguishment of debt as a single line item in the Company’s consolidated statements of operations rather than presenting them as part of interest expense. These reclassifications have no effect on net income, total assets, accumulated earnings or cash flow statements as previously reported.

Change in Accounting Principle
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
The Company has not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The following table summarizes the cumulative effects of adopting the CECL guidance on the Company’s consolidated statements of financial condition as of January 1, 2020 (in thousands):

	Balance as of December 31, 2019	Adjustment	Opening Balance as of January 1, 2020
Assets
Investment in receivable portfolios, net	$3,283,984	$44,166	$3,328,150
Deferred court costs, net	100,172	(100,172)	—
Liabilities
Other liabilities (for deferred tax liabilities)	147,436	(11,768)	135,668
Equity
Accumulated earnings	888,058	(44,238)	843,820
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Additionally, in January 2021, the FASB issued ASU 2021-01, which clarifies the scope of Topic 848 and allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. These ASUs are effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standards. The ASUs are currently not expected to have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2019, the Company adopted Accounting Standard Codification 842 - Leases using the modified retrospective method. Refer to “Note 11: Leases” for details of the Company’s leases.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Effective
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging — Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain models in Subtopic 470-20 and revises the guidance in Subtopic 815-40 to simplify the accounting for contracts in an entity’s own equity. The ASU also amends the guidance to improve the consistency of earnings per share calculations, which requires the if-converted method be used for convertible instruments. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021 with early adoption permitted for reporting periods beginning after December 15, 2020. The amendment is to be adopted through either a modified retrospective or fully retrospective method of transition. Under ASU 2020-06, the Company’s convertible and exchangeable notes will no longer be bifurcated to a debt component and an equity component, instead, they will be carried as a single liability. The interest expense recognized on the convertible and exchangeable notes will be based on coupon rates, rather than higher effective interest rates. As a result, the Company will recognize lower interest expense. The Company’s convertible and exchangeable notes require net share settlement. Additionally, the if-converted method will not substantially change the dilutive effect for convertible instruments that require net share settlement, only in-the-money shares will be included in the dilutive effect. The Company will early adopt ASU 2020-06 as of January 1, 2021 using a modified-retrospective approach, by recording a decrease to opening accumulated earnings of approximately $16.1 million, which represents the debt discount of all outstanding convertible and exchangeable notes as of December 31, 2020, adjusted for income tax effect. Implementation efforts have been substantially complete.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective as of December 31, 2020 that have significance, or potential significance, to the Company’s consolidated financial statements.
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
Included in cash and cash equivalents is cash collected on behalf of and due to third-party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $20.3 million and $25.0 million as of December 31, 2020 and 2019, respectively.
Investment in Receivable Portfolios
Current Accounting Policy
As a result of the adoption of CECL, the Company revised its accounting policy for investment in receivable portfolios effective January 1, 2020:
The Company purchases portfolios of loans that have experienced significant deterioration of credit quality since origination from banks and other financial institutions. These financial assets are defined as purchased credit deteriorated (or “PCD”) assets under CECL. Under the PCD accounting model, the purchased assets are recognized at their face value with an offsetting allowance and noncredit discount allocated to the individual receivables as the unit of account is at the individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company applies its charge-off policy and fully writes-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which ultimately equals the amount paid for a portfolio purchase and presented as “Investment in receivable portfolios, net” in the Company’s consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. The amount of the negative allowance (i.e., investment in receivable portfolios) will not exceed the total amortized cost basis of the loans written-off.
Receivable portfolio purchases are aggregated into pools based on similar risk characteristics. Examples of risk characteristics include financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location.

The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic location. Once a pool is established, the portfolios will remain in the designated pool unless the underlying risk characteristics change, which is not expected due to the delinquent nature of the individual loans. The purchase EIR of a pool will not change over the life of the pool even if expected future cash flows change.
Revenue is recognized for each static pool over the economic life of the pool. The Company makes significant assumptions in determining the economic life of a pool, including the reasonable and supportable economic forecast period based on asset type and geography, which considers the availability of forward-looking scenarios and their respective time horizons. In general, the Company forecasts recoveries over one or two years prior to reverting to historical averages at an estimate-level over the remaining life using various methodologies depending on the asset type and geography. The speed at which forecasts revert varies based on the spread between the forecast period and historical data. In addition, estimated recoveries include a qualitative component, which generally reflects management’s assessment of macroeconomic environment and business initiatives. The Company continues to evaluate the reasonable economic life of a pool and reversion method annually. Revenue primarily includes two components: (1) accretion of the discount on the negative allowance due to the passage of time, which is included in “Revenue from receivable portfolios” and (2) changes in expected cash flows, which includes (a) the current period variances between actual cash collected and expected cash recoveries and (b) the present value change of expected future recoveries, and is presented in our consolidated statements of operations as “Changes in expected current and future recoveries.”
The Company measures expected future recoveries based on historical experience, current conditions, and reasonable and supportable forecasts. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity and the productivity of our collection staff. External factors that may have an impact on our collections include macroeconomic conditions, new laws or regulations, and new interpretations of existing laws or regulations.
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
Accounting Policy Prior to January 1, 2020
Discrete receivable portfolio purchases during the same fiscal quarter were aggregated into pools based on common risk characteristics. Once a static pool was established, the portfolios were permanently assigned to the pool. Receivable portfolios were recorded at cost at the time of acquisition. The purchase cost of the portfolios included certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.
Revenues were calculated using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remained unchanged throughout the life of the pool, unless there was an increase in subsequent expected cash flows. Subsequent increases in expected cash flows were recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows did not change the IRR, but were recognized as an allowance to the cost basis of the pool, and were reflected in the consolidated statements of operations as an adjustment to revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. With gross collections being discounted at monthly IRRs, when collections were lower in the near term, even if substantially higher collections were expected later in the collection curve, an allowance charge could result.
The Company accounted for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or allowance. Revenue from receivable portfolios was accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool was increased by revenue earned and portfolio allowance reversals and decreased by gross collections and portfolio allowances. Once the net book value of a static pool has been fully recovered, it became ZBA and all subsequent collections were recognized as ZBA revenue.
If the amount and timing of future cash collections on a pool of receivables were not reasonably estimable, the Company accounted for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios had different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue was recognized until the carrying value of a Cost Recovery Portfolio has been fully recovered.

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
Servicing Revenue
Certain of the Company’s subsidiaries earn servicing revenue by providing portfolio management services to credit originators for non-performing loans. The Company recognizes servicing revenue when it satisfies the performance obligation over time by providing debt solution and credit management services. The Company typically invoices for its services monthly with payment terms of 30 days.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the value assigned to tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value. See “Note 14: Goodwill and Identifiable Intangible Assets” for further discussion of the Company’s goodwill and other intangible assets.
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
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value.
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

Prior to January 1, 2020, the Company capitalized Deferred Court Costs in its consolidated financial statements and provided a reserve for those costs that it estimated to be uncollectible. The Company determined the reserve based on an estimated court cost recovery rate established based on its analysis of historical court costs recovery data. The Company estimated deferral periods for Deferred Court Costs based on jurisdiction and nature of litigation and wrote off any Deferred Court Costs not recovered within the respective deferral period. Collections received from debtors were first applied against related court costs with the balance applied to the debtors’ account balance. See “Note 5: Deferred Court Costs, Net” for further details.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when it is more likely than not the deferred tax assets will not be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes. See “Note 10: Income Taxes” for further discussion.
Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against deferred tax assets.
Stock-Based Compensation
The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option grants. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For share awards that require service and performance conditions, the Company recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions over the requisite service period of the award. Forfeiture rates are estimated based on the Company’s historical experience. Stock-based compensation expenses are included in “Salaries and Employee Benefits” in the Company’s consolidated statements of operations. See “Note 9: Stock-Based Compensation” for further discussion.
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates certain derivative instruments as cash flow hedges. The changes in fair value of derivatives designated as cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. If in the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. If the hedged cash flows are still reasonably possible to occur, the hedged cash flows will continue to be recorded in accumulated other comprehensive income or loss until the hedged cash flows are no longer probable of occurring. The Company classifies the cash flows from a derivative instrument that is accounted for as a cash flow hedge (and that does not contain an other-than-insignificant financing element at inception) in the same category as the cash flows from the items being hedged. See “Note 3: Derivatives and Hedging Instruments” for further discussion.
Concentration of Supply Risk
A significant percentage of the Company’s portfolio purchases for any given fiscal quarter or year may be concentrated with a few large sellers, some of which may also involve forward flow arrangements. A significant decrease in the volume of portfolio available from any of the Company’s principal sellers would force the Company to seek alternative sources of charged-off receivables.
The Company may be unable to find alternative sources from which to purchase charged-off receivables, and even if it could successfully replace these purchases, the search could take time and the receivables could be of lower quality, cost more, or both, any of which could adversely affect the Company’s business, financial condition and operating results.

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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to Encore Capital Group, Inc.	$211,848	$167,869	$115,886

Total weighted-average basic shares outstanding	31,427	31,210	28,313
Dilutive effect of stock-based awards	283	264	259
Total weighted-average dilutive shares outstanding	31,710	31,474	28,572

Basic earnings per share	$6.74	$5.38	$4.09
Diluted earnings per share	$6.68	$5.33	$4.06
Anti-dilutive employee stock options outstanding were approximately 51,000, 64,000 and 66,000 during the years ended December 31, 2020, 2019, and 2018, respectively.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cross-currency swap agreements	$—	$11,578	$—	$11,578
Interest rate cap contracts	—	659	—	659
Liabilities
Interest rate swap agreements	—	(5,232)	—	(5,232)
Contingent consideration	—	—	(2,957)	(2,957)

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,473	$—	$1,473
Interest rate cap contracts	—	2,460	—	2,460
Liabilities
Interest rate swap agreements	—	(9,116)	—	(9,116)
Contingent consideration	—	—	(66)	(66)
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
The following table provides a roll-forward of the fair value of contingent consideration for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Amount
Balance as of December 31, 2017	$10,612
Issuance of contingent consideration	1,728
Change in fair value of contingent consideration	(5,664)
Payment of contingent consideration	(271)
Effect of foreign currency translation	(207)
Balance as of December 31, 2018	6,198
Change in fair value of contingent consideration	(2,300)
Payment of contingent consideration	(3,686)
Effect of foreign currency translation	(146)
Balance as of December 31, 2019	66
Issuance of contingent consideration	2,848
Payment of contingent consideration	(88)
Effect of foreign currency translation	131
Balance as of December 31, 2020	$2,957
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

The components of the change in the redeemable noncontrolling interest for the years ended December 31, 2018 are presented in the following table (in thousands):

Amount
Balance as of December 31, 2017	$151,978
Redemption of redeemable noncontrolling interest	(138,835)
Deconsolidation upon sale of redeemable noncontrolling interest	5,535
Net loss attributable to redeemable noncontrolling interest	(4,791)
Adjustment of the redeemable noncontrolling interest to fair value	(7,419)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(6,468)
Balance as of December 31, 2018	$—

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements. The fair value estimate of the assets held for sale was approximately $42.2 million and $46.7 million as of December 31, 2020 and December 31, 2019, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the following table are recorded in the consolidated statements of financial condition as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios	$3,291,918	$3,705,672	$3,283,984	$3,464,050
Deferred court costs	—	—	100,172	100,172
Financial Liabilities
Convertible notes and exchangeable notes(1)	564,136	622,081	642,547	693,708
Senior secured notes(2)	1,642,058	1,684,729	1,127,435	1,170,945
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

Borrowings:
The Company’s convertible notes, exchangeable notes and senior secured notes are carried at historical cost, adjusted for the applicable debt discount. The fair value estimate for the convertible and exchangeable notes incorporates quoted market prices using Level 2 inputs. The fair value of the senior secured notes is estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates.
The carrying value of the Company’s senior secured revolving credit facility agreement approximates fair value due to the short-term nature of the interest rate period. The Company’s borrowings also include private placement notes, securitisation senior facility and finance lease liabilities for which the carrying value approximates respective fair value.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$659	Other assets	$2,460
Foreign currency exchange contracts	Other assets	—	Other assets	443
Interest rate swap agreements	Other liabilities	(5,232)	Other liabilities	(9,116)
Cross-currency swap agreements	Other assets	11,578	Other assets	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	—	Other assets	1,030
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
The Company held certain foreign currency forward contracts designated as cash flow hedging instruments that matured in June 2020. As of December 31, 2020, the Company had no outstanding forward contracts that were designated as cash flow hedging instruments. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2020, 2019, or 2018.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. Previously, the Company held four interest rate swap agreements that hedged the risk of USD-LIBOR interest rate fluctuations for the Encore revolving credit facility and term loan facility. As part of the financing transactions completed in September 2020, the Company settled two of the interest rate swap agreements. As of December 31, 2020, there were two interest rate swap agreements outstanding with a total notional amount of $196.4 million. The Company expects to reclassify approximately $8.7 million of net derivative loss from OCI into earnings relating to interest rate swaps within the next 12 months.
In connection with the financing transactions discussed above, the Company entered into cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt and are accounted for as cash flow hedges. As of December 31, 2020, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $426.8 million based on an exchange rate of $1.00 to €0.82, the exchange rate as of

December 31, 2020). The Company expects to reclassify approximately $3.8 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.
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
As of December 31, 2020, the Company held two interest rate cap contracts with a notional amount of approximately $965.8 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $487.7 million based on an exchange rate of $1.00 to €0.82, the exchange rate as of December 31, 2020) and matures in 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2020 Cap”) has a notional amount of £350.0 million (approximately $478.1 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of December 31, 2020) and matures in 2023. The 2019 Cap is structured as a series of European call options (“Caplets”) such that if exercised, the Company will receive a payment equal to 3-months EURIBOR on a notional amount equal to the hedged notional amount net of a fixed strike price. The 2020 Cap is also structured as a series of Caplets such that if exercised, the Company will receive a payment equal to SONIA on a notional amount equal to the hedged notional amount net of a fixed strike price. Each interest rate reset date, the Company will elect to exercise the Caplet or let it expire. The potential cash flows from each Caplet are expected to offset any variability in the cash flows of the interest payments to the extent EURIBOR or SONIA exceeds the strike price of the Caplets. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2020 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $0.5 million of net derivative loss from OCI into earnings relating to interest rate caps within the next 12 months.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements during the periods presented (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Year Ended December 31,			Year Ended December 31,
	2020	2019		2020	2019
Foreign currency exchange contracts	$(341)	$1,100	Salaries and employee benefits	$49	$383
Foreign currency exchange contracts	(44)	(56)	General and administrative expenses	11	(19)
Interest rate swap agreements	(7,441)	(6,347)	Interest expense	(7,893)	(2,560)
Interest rate cap contracts	(3,001)	(1,752)	Interest expense	(2,846)	146
Cross-currency swap agreements	10,503	—	Interest expense / Other expense	10,121	—
Derivatives Not Designated as Hedging Instruments
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. As of December 31, 2020, the Company had no outstanding currency exchange forward contracts that were not designated as cash flow hedging instruments.
In May 2018, in anticipation of the completion of the purchase of all of the outstanding equity of CCM not owned by Encore (the “Cabot Transaction”), Encore entered into a foreign exchange forward contract with a notional amount of £176.0 million, which was approximately the amount of cash consideration for the Cabot Transaction. The forward contract settled in August 2018 at a total loss of $9.3 million. This loss was substantially offset by a decrease in the final purchase price in U.S. dollars for the Cabot Transaction.

The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of operations during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
		2020	2019	2018
Foreign currency exchange contracts	Other expense	$3,564	$(2,959)	$(9,221)
Interest rate cap contracts	Interest expense	—	—	(1,568)

Note 4: Investment in Receivable Portfolios, Net
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies,” effective January 1, 2020, the Company accounts for its investment in receivable portfolios as PCD assets under CECL and changed its accounting policy for reimbursable court costs. As a result, the Company wrote-off the previous Deferred Court Costs balance that represented an undiscounted value of recoverable historic spend as a result of a loss-rate methodology, and established a discounted value of expected future recoveries of these reimbursable court costs, which is included in the beginning balance of the investment in receivable portfolios.
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

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

Year Ended
December 31, 2020
Purchase price	$659,872
Allowance for credit losses	1,703,420
Amortized cost	2,363,292
Noncredit discount	3,464,670
Face value	5,827,962
Write-off of amortized cost	(2,363,292)
Write-off of noncredit discount	(3,464,670)
Negative allowance	659,872
Negative allowance for expected recoveries - current period purchases	$659,872

The following tables summarize the changes in the balance of the investment in receivable portfolios during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$3,328,150	$3,137,893	$2,890,613
Purchases of receivable portfolios	659,872	1,046,696	1,131,898
Deconsolidation of receivable portfolios(1)	(2,822)	(51,935)	—
Put-backs and Recalls	(15,824)	(11,591)	(14,429)
Disposals and transfers to real estate owned	(9,459)	(11,495)	(12,456)
Sale of receivable portfolios(2)	—	(98,636)	—
Cash collections	(2,111,848)	(2,026,928)	(1,967,620)
Revenue from receivable portfolios	1,374,717	1,269,288	1,167,132
Changes in expected current period recoveries	228,075	—	—
Changes in expected future period recoveries	(220,829)	—	—
Portfolio (allowance) reversals, net	—	(8,108)	41,473
Foreign currency adjustments	61,886	38,800	(98,718)
Balance, end of period	$3,291,918	$3,283,984	$3,137,893
________________________
(1)Deconsolidation of receivable portfolios as a result of the Company’s divestiture of its investment in Brazil for the year ended December 31, 2020 and as a result of the sale of Baycorp for the year ended December 31, 2019.
(2)Represents the sale of certain portfolios in the Company’s European operations under its co-investment framework.

Changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the year ended December 31, 2020 significantly outperformed the projected cash flows by approximately $228.1 million. The Company believes the collection over-performance was largely driven by the reduced near-term expected recoveries as a result of adjustments made to the projected cash flow forecast during the first quarter of 2020 associated with the COVID-19 pandemic. The over-performance was also a result of sustained improvements in portfolio collections driven by liquidation improvement initiatives.
While the Company now has additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the year ended December 31, 2020, management considered historical and current collection performance, uncertainty in economic forecasts in the geographies in which we operate, and believes that the operational disruption as a result of the COVID-19 pandemic has, for the near term, been resolved through a combination of social distancing in the workplace and working remotely. However, the macroeconomic driven consumer distress is still present and will likely continue to impact the Company’s collections performance in the near future. As a result, the Company has updated its forecast, resulting in a reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $220.8 million during the year ended December 31, 2020. The circumstances around this pandemic are evolving rapidly and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.

Accretable yield represented the amount of revenue on purchased receivable portfolios the Company expected to recognize over the remaining life of its existing portfolios. The following table summarizes the change in accretable yield under the previous accounting guidance during the period presented (in thousands):

Balance as of December 31, 2018	$4,026,206
Revenue from receivable portfolios	(1,269,288)
Allowance on receivable portfolios, net	8,108
Additions on existing portfolios, net	524,964
Additions for current purchases, net	1,081,774
Effect of foreign currency translation	77,307
Balance as of December 31, 2019	$4,449,071
The following table summarizes the change in the valuation allowance for investment in receivable portfolios as accounted for under the previous accounting guidance during the period presented (in thousands):

Valuation Allowance
Balance as of December 31, 2017	$102,576
Provision for portfolio allowances	14,421
Reversal of prior allowances	(55,894)
Effect of foreign currency translation	(472)
Balance as of December 31, 2018	60,631
Provision for portfolio allowances	36,806
Reversal of prior allowances	(28,698)
Sale of Baycorp	(1,036)
Effect of foreign currency translation	1,776
Balance as of December 31, 2019	$69,479

Note 5: Deferred Court Costs, Net
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies,” effective January 1, 2020 and as part of the adoption of CECL, the Company changed its method of accounting for court costs spent in its legal collection channel. The Company now expenses all of its court costs as incurred and includes all expected recoveries, including the recoveries from the legal channel, in the measurement of the investment in receivable portfolios at a discounted value. As a result, the Company no longer carries deferred court costs.
Net deferred court costs under the previous accounting method consisted of the following as of the date presented (in thousands):

December 31, 2019
Court costs advanced	$891,207
Court costs recovered	(369,043)
Court costs reserve	(421,992)
Deferred court costs, net	$100,172

A roll-forward of the Company’s court cost reserve as accounted for under the previous accounting method is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Balance as of beginning of period	$(396,460)	$(364,015)
Provision for court costs	(82,987)	(90,026)
Charge-offs	60,618	53,383
Effect of foreign currency translation	(3,163)	4,198
Balance as of end of period	$(421,992)	$(396,460)

Note 6: Composition of Certain Financial Statement Items
Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Computer equipment and software	$194,678	$167,045
Leasehold improvements	43,621	39,542
Furniture, fixtures and equipment	10,514	10,428
Telecommunications equipment and other	3,450	3,156
Construction in process	4,739	2,089
	257,002	222,260
Less: accumulated depreciation and amortization	(129,705)	(102,209)
	$127,297	$120,051
Depreciation and amortization expense related to property and equipment was $34.8 million, $33.3 million, and $29.5 million during the years ended December 31, 2020, 2019, and 2018, respectively.
Other Assets
Other assets consist of the following as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$72,164	$75,254
Identifiable intangible assets, net	45,012	51,371
Real estate owned	42,173	46,717
Income tax deposit	35,853	5,822
Deferred tax assets	33,202	24,134
Prepaid expenses	26,717	22,272
Service fee receivables	26,539	27,705
Other financial receivables	12,238	17,308
Other	55,264	58,640
Total	$349,162	$329,223

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of December 31, 2020. The components of the Company’s consolidated borrowings were as follows as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Global senior secured revolving credit facility	$481,007	$—
Encore revolving credit facility	—	492,000
Encore term loan facility	—	171,677
Encore private placement notes	146,550	308,750
Senior secured notes	1,651,619	1,129,039
Convertible notes and exchangeable notes	583,500	672,855
Cabot senior revolving credit facility	—	285,749
Cabot securitisation senior facility	478,131	464,092
Other	24,398	54,151
Finance lease liabilities	8,288	8,121
	3,373,493	3,586,434
Less: debt discount and issuance costs, net of amortization	(91,859)	(73,237)
Total	$3,281,634	$3,513,197
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
In connection with the Financing Transactions, Encore repaid and terminated the Encore Senior Secured Credit Facilities (defined below) and prepaid a portion of its Encore Private Placement Notes (defined below). The total fees paid to the lenders and third-party costs incurred relating to the Financing Transactions were approximately $49.7 million, a portion of which were capitalized as debt issuance costs. Additionally, certain of the unamortized debt issuance costs prior to the Financing Transaction were written-off. The Company recorded a pre-tax expense of approximately $24.6 million (approximately $18.9 million net of tax) relating to the Financing Transactions, $15.0 million of which was included in loss on extinguishment of debt, $2.7 million was included in interest expense, and $6.9 million was included in general and administrative expense in the Company’s consolidated statements of operations during the year ended December 31, 2020.
Global Senior Secured Revolving Credit Facility
The Company has entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In previous periods, the Company referred to this facility as the Cabot Credit Facility. As of December 31, 2020, the Global Senior Facility provided for a total committed facility of $1,050.0 million that matures in September 2024 and included the following key provisions:
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
As of December 31, 2020, the outstanding borrowings under the Global Senior Facility were $481.0 million. Since the completion of the Financing Transactions, the weighted average interest rate of the Global Senior Facility was 3.25%. The weighted average interest rate of the previous Cabot Credit Facility was 3.30% and 3.52% for the years ended December 31, 2020 and December 31, 2019, respectively. The weighted average interest rate of the previous Encore Revolving Credit Facility was 3.90% and 5.27% for the years ended December 31, 2020 and December 31, 2019, respectively. Available capacity under the Global Senior Facility was $569.0 million as of December 31, 2020.
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
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). In September 2020, as part of the Financing Transactions, the Company prepaid approximately $103.7 million of the Encore Private Placement Notes and made a $10.4 million make-whole payment to the holders of notes that were prepaid. The make-whole payment was included in loss on extinguishment of debt in the Company’s consolidated statements of operations during the year ended December 31, 2020. As of December 31, 2020, $146.6 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Senior Secured Notes ($ in thousands):

	December 31, 2020	December 31, 2019	Maturity Date	Interest Rate
Cabot 2023 Notes	$309,034	$680,118	Oct 1, 2023	7.500%
Cabot 2024 Floating Rate Notes	—	448,921	Jun 1, 2024	EURIBOR +6.375%
Encore 2025 Notes	426,752	—	Oct 15, 2025	4.875%
Encore 2026 Notes	409,827	—	Feb 15, 2026	5.375%
Encore 2028 Floating Rate Notes	506,006	—	Jan 15, 2028	EURIBOR +4.250%
	$1,651,619	$1,129,039
In September 2020, as part of the Financing Transactions, Encore issued €350.0 million (approximately $426.8 million based on an exchange rate of $1.00 to €0.82, the exchange rate as of December 31, 2020) in aggregate principal amount of 4.875% Senior Secured Notes due 2025 at an issue price of 98.889% (the “Encore 2025 Notes”). Interest on the Encore 2025 Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on April 15, 2021.
In November 2020, Encore issued £300.0 million (approximately $409.8 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of December 31, 2020) in aggregate principal amount of 5.375% Senior Secured Notes due 2026 at an issue price of 100.000% (the “Encore 2026 Notes”). Interest on the Encore 2026 Notes is payable semi-annually, in arrears, on February 15 and August 15 of each year, commencing on February 15, 2021. The Company used the proceeds from this offering to redeem £286.7 million (approximately $391.7 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of December 31, 2020) of the outstanding £512.9 million (approximately $700.7 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of December 31, 2020) aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”) at a redemption price of 101.875%, and pay certain transaction fees and expenses incurred in connection with this offering. The Company recognized a loss on extinguishment of debt of approximately $12.8 million (approximately $10.3 million net of tax) associated with this transaction during the year ended December 31, 2020. As of December 31, 2020, £226.2 million (approximately $309.0 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of December 31, 2020) of the Cabot 2023 Notes were outstanding, interest is payable semi-annually, in arrears, on April 1 and October 1 of each year.
In December 2020, Encore issued €415.0 million (approximately $506.0 million based on an exchange rate of $1.00 to €0.82, the exchange rate as of December 31, 2020) in aggregate principal amount of senior secured floating rate notes due 2028 at an issue price of 99.000% (the “Encore 2028 Floating Rate Notes” and together with the Cabot 2023 Notes, Encore 2025 Notes and Encore 2026 Notes, the “Senior Secured Notes”). The Encore 2028 Floating Rate Notes bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 4.250% per annum, reset quarterly. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2021. The Company used the proceeds from this offering to redeem the outstanding €400.0 million (approximately $487.7 million based on an exchange rate of $1.00 to €0.82, the exchange rate as of December 31, 2020) aggregate principal amount Senior Secured Floating Rate Notes due 2024 (the “Cabot 2024 Floating Rate Notes”) in full and pay certain transaction fees and expenses incurred in connection with this offering. The Company recognized a loss on extinguishment of debt of approximately $13.1 million (approximately $10.6 million net of tax) associated with this transaction during the year ended December 31, 2020. The Cabot 2024 Floating Rate Notes bore interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 6.375%, reset quarterly.
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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the outstanding convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	December 31, 2020	December 31, 2019	Maturity Date	Interest Rate
2020 Convertible Notes (1)	$—	$89,355	Jul 1, 2020	3.000%
2021 Convertible Notes	161,000	161,000	Mar 15, 2021	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	3.250%
	$583,500	$672,855
_______________________
(1)The 2020 Convertible Notes matured on July 1, 2020 and the Company repaid the outstanding principal in cash.
The Exchangeable Notes were issued by Encore Capital Europe Finance Limited (“Encore Finance”), a 100% owned finance subsidiary of Encore, and are fully and unconditionally guaranteed by Encore. Unless otherwise indicated in connection with a particular offering of debt securities, Encore will fully and unconditionally guarantee any debt securities issued by Encore Finance. Amounts related to Encore Finance are included in the consolidated financial statements of Encore subsequent to April 30, 2018, the date of incorporation of Encore Finance.
Prior to the close of business on the business day immediately preceding their respective free conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion or exchange dates until the close of business on the second scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of December 31, 2020 are listed below:

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
Prior to October 29, 2020, in the event of conversion or exchange, holders of the Company’s Convertible Notes or Exchangeable Notes would receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company’s intent was to settle conversions and exchanges through combination settlement with a minimum specified dollar amount of $1,000 per $1,000 principal amount of notes (i.e., convertible or exchangeable into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes and Exchangeable Notes, for the remainder). As a result, only the conversion or exchange spread was included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion or exchange spread had a dilutive effect when, during any quarter, the average share price of the Company’s common stock exceeds the initial conversion or exchange prices listed in the above table.
On October 29, 2020, the Company entered into supplemental indentures for the Convertible Notes and Exchangeable Notes so that in the event of conversion or exchange, the notes are convertible or exchangeable into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes and Exchangeable Notes. Only the conversion or exchange spread is included in the diluted earnings per share calculation, if dilutive. There was no dilutive effect relating to our convertible or exchangeable notes during the years ended December 31, 2020, 2019, or 2018.
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes and Exchangeable Notes at the time of the original offering are listed below (in thousands, except percentages):

	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Debt component	$143,645	$137,266	$157,971	$91,024
Equity component	$17,355	$12,734	$14,009	$8,976
Equity issuance cost	$581	$398	$—	$224
Stated interest rate	2.875%	3.250%	4.500%	3.250%
Effective interest rate	4.700%	5.200%	6.500%	5.000%
The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding were as follows (in thousands):

	December 31, 2020	December 31, 2019
Liability component—principal amount	$583,500	$672,855
Unamortized debt discount	(19,364)	(30,308)
Liability component—net carrying amount	$564,136	$642,547
Equity component	$53,074	$83,127
The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes and Exchangeable Notes using the effective interest rates. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows during the periods presented (in thousands):

	Year ended December 31,
	2020	2019	2018
Interest expense—stated coupon rate	$21,857	$23,845	$17,518
Interest expense—amortization of debt discount	10,945	12,780	10,888
Interest expense—Convertible Notes and Exchangeable Notes	$32,802	$36,625	$28,406
Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company maintains a hedge program that increases the effective conversion or exchange price for the 2021 Convertible Notes and the Exchangeable Notes. All of the hedge instruments related to the Convertible Notes and the Exchangeable Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. The Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and does not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
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
As of December 31, 2020, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $478.1 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of December 31, 2020). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £397.7 million (approximately $543.3 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of December 31, 2020) as of December 31, 2020. The weighted average interest rate was 3.23% and 3.74% for the years ended December 31, 2020 and 2019, respectively.
Cabot Securitisation and Cabot Securitisation II are securitized financing vehicles and are VIEs for consolidation purposes. Refer to “Note 8: Variable Interest Entities” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of December 31, 2020, the Company’s finance lease liabilities were approximately $8.3 million. Refer to “Note 11: Leases” for further details.

Maturity Schedule
The aggregate amounts of the Company’s borrowings, maturing in each of the next five years and thereafter are as follows (in thousands):

2021	$211,499
2022	198,573
2023	526,502
2024	511,963
2025	1,008,727
Thereafter	916,229
Total	$3,373,493

Note 8: Variable Interest Entities
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
As of December 31, 2020, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Stock-Based Compensation
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
Total stock-based compensation expense during the years ended December 31, 2020, 2019, and 2018 was $16.6 million, $12.6 million, and $13.0 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $2.5 million, $1.2 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
There were no options granted during the years ended December 31, 2020, 2019, or 2018. As of December 31, 2020, all outstanding stock options have been fully vested and all related compensation expense has been fully recognized.
A summary of the Company’s stock option activity as of December 31, 2020, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	9,166	$22.17
Outstanding as of December 31, 2020	9,166	$22.17	1.26	$154
Exercisable as of December 31, 2020	9,166	$22.17	1.26	$154
The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $1.0 million and $0.4 million, respectively. Cash received from option exercise under all share-based payment arrangements during the years ended December 31, 2019 and 2018, was $0.3 million and $0.7 million, respectively. There were no options exercised during the year ended December 31, 2020.
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
A summary of the Company’s performance stock option activity as of December 31, 2020, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	164,013	$31.73
Outstanding as of December 31, 2020	164,013	$31.73	3.21	$1,206
Vested as of December 31, 2020	150,697	$30.95	3.19	$1,206
Exercisable as of December 31, 2020	150,697	$30.95	3.19	$1,206
As of December 31, 2020, all related compensation expense has been fully recognized. No performance stock options were granted during the years ended December 31, 2020, 2019, and 2018.
Non-Vested Shares
The Company’s 2017 Plan (and previously, the 2013 Plan and 2005 Plan), permits restricted stock units, restricted stock awards, performance stock units, and performance stock awards (collectively “stock awards”). The fair value of non-vested shares with a service condition and/or a performance condition that affect vesting is equal to the closing sale price of the Company’s common stock on the grant date. Compensation expense is recognized only for the awards that ultimately vest. The Company has certain share awards that include market conditions that affect vesting. These shares vest based on the Company’s three-year relative total stockholder return compared to the other companies in the S&P SmallCap 600 Financial Sector Index as of the date of grant. The fair value of these shares is estimated using a lattice model. For the majority of non-vested shares, shares are issued on the vesting dates net of the number of shares needed to satisfy minimal statutory tax withholding requirements. The tax obligations are then paid by the Company on behalf of the employees.
A summary of the Company’s stock award activities as of December 31, 2020, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2019	922,530	$33.11
Awarded	443,101	$38.51
Vested	(389,484)	$35.45
Cancelled	(33,629)	$39.68
Non-vested as of December 31, 2020	942,518	$35.29
________________________
(1)Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2020 and 2019, the maximum number of non-vested performance shares that could vest under the provisions of the agreements was 1,255,445 and 1,171,334, respectively.
Unrecognized compensation expense related to non-vested shares as of December 31, 2020 was $15.4 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.2 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2020, 2019, and 2018 was $14.5 million, $8.9 million, and $8.8 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2020, 2019, and 2018 was $38.51, $32.42, and $38.52, respectively.
Note 10: Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
US	$259,132	$144,495	$61,972
Foreign	23,766	56,747	94,516
Total income before provision for income taxes	$282,898	$201,242	$156,488
The provision for income tax on earnings from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current expense (benefit):
Federal	$43,185	$(2,917)	$23,254
State	8,528	(6,464)	2,983
Foreign	10,112	21,008	29,532
	61,825	11,627	55,769
Deferred expense (benefit):
Federal	15,851	27,640	(10,447)
State	2,192	5,535	(2,169)
Foreign	(9,494)	(12,469)	3,599
	8,549	20,706	(9,017)
Provision for income taxes	$70,374	$32,333	$46,752

The reconciliation of federal statutory income tax rate to our effective tax rate was as follows:

	Year Ended December 31,
	2020	2019	2018
Federal provision	21.0%	21.0%	21.0%
State provision	3.2%	0.2%	0.1%
Foreign rate differential(1)	(0.5)%	(2.2)%	(11.7)%
Change in valuation allowance(2)	0.9%	(0.5)%	17.7%
IRS settlement(3)	—%	(2.4)%	—%
Tax effect of CFPB settlement fees(4)	1.1%	—%	—%
Other	(0.8)%	—%	2.8%
Effective rate	24.9%	16.1%	29.9%
________________________
(1)Relates primarily to lower tax rates on income or loss attributable to international operations.
(2)In 2018, valuation allowance net increase recorded as a result of certain foreign subsidiaries' cumulative operating losses for tax purposes.
(3)In 2019, relates to tax benefit resulting from tax accounting method change.
(4)Non-deductible expense for tax purposes. Refer to “Note 12: Commitments and Contingencies” for details of the CFPB settlement.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the year ended December 31, 2020 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2020, were approximately $71.3 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments of unremitted earnings under the indefinite reinvestment exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which the Company does not consider under the indefinite reinvestment exemption have no material undistributed earnings or outside basis differences.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses	$43,307	$36,236
Operating lease liabilities	12,583	18,023
Accrued expenses	12,862	10,050
Difference in basis of bond and loan costs	1,267	4,194
Stock-based compensation	2,787	2,882
Other	5,596	1,822
Total deferred tax assets	78,402	73,207
Valuation allowance	(38,463)	(36,422)
Total deferred tax assets net of valuation allowance	39,939	36,785
Deferred tax liabilities:
Deferred court cost	—	(23,682)
Difference in basis of receivable portfolio	(20,806)	(57)
Right-of-use asset	(8,525)	(14,422)
Difference in basis of depreciable and amortizable assets	(13,863)	(3,680)
Prepaid expenses	(793)	(628)
Other	(1,682)	(4,559)
Total deferred tax liabilities	(45,669)	(47,028)
Net deferred tax liability(1)	$(5,730)	$(10,243)
________________________
(1)The Company operates in multiple jurisdictions. Deferred tax assets and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction and presented as a single amount in the statement of financial condition.
As of December 31, 2020, certain of the Company’s foreign subsidiaries have net operating loss carry forwards of approximately $155.3 million, which will begin to expire in 2024. Certain of the Company’s domestic subsidiaries have state net operating losses which the Company expects to fully utilize upon filing the 2020 income tax returns.
Valuation allowances are recorded against deferred tax assets, including certain net operating losses recorded as deferred tax assets, if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, valuation allowances increased to $38.5 million, as compared to $36.4 million as of December 31, 2019. The increase was primarily related to current period losses at certain foreign entities with cumulative operating losses during the period ended December 31, 2020.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
Balance as of December 31, 2017	$20,020
Increases related to prior year tax positions	256
Increases related to current year tax positions	1,958
Decrease related to expiration of statute of limitations	(3,221)
Decreases related to settlements with taxing authorities	(461)
Balance as of December 31, 2018	18,552
Decreases related to prior year tax positions	(10,673)
Increases related to current year tax positions	4,442
Decrease related to expiration of statute of limitations	(2,493)
Decreases related to settlements with taxing authorities	(1,920)
Balance as of December 31, 2019	7,908
Decrease related to prior year tax positions	(608)
Increases related to prior year tax positions	6
Increases related to current year tax positions	574
Decrease related to expiration of statute of limitations	(827)
Decreases related to settlements with taxing authorities	(272)
Balance as of December 31, 2020	$6,781
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $6.9 million, $8.2 million and $19.9 million as of December 31, 2020, 2019, and 2018 respectively. As of December 31, 2020, 2019 and 2018, there was $6.5 million, $7.6 million and $13.0 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2020, the decrease in the Company’s gross unrecognized tax benefit was primarily related to the expiration of state statute of limitations. During the year ended December 31, 2019, the decrease in the Company's gross unrecognized tax benefit was primarily related to decreases in prior year tax positions from exam resolutions. During the year ended December 31, 2018, the decrease in the Company’s gross unrecognized tax benefit was primarily related to expiration of state statute of limitations.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company recognized expense of $0.2 million, benefit of $2.7 million and expense of $0.6 million in interest and penalties during the years ended December 31, 2020, 2019 and 2018, respectively. Interest and penalties accrued as of December 31, 2020 and 2019 were $0.2 million and $0.3 million, respectively.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to federal tax examinations for years prior to 2018. For U.S. state tax returns, the Company is generally not subject to tax examinations prior to 2013. The Company is subject to the examination of its income tax returns by various taxing authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
Note 11: Leases
The majority of the Company’s leases are for corporate offices, various facilities, and information technology equipment. The Company elected not to apply the recognition requirements to short-term leases and not to separate non-lease components from lease components.
The Company recognizes operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated statements of financial condition. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and are net of any lease incentives. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment.
The components of lease expense were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs(1)	$16,331	$19,450
Finance lease costs
Amortization of ROU assets	3,149	1,825
Interest on lease liabilities	420	563
Total lease costs	$19,900	$21,838
________________________
(1)Operating lease expenses are included in general and administrative expenses in the Company’s consolidated statements of operations. Costs include short-term and variable lease components which were not material for the periods presented.
The following table provides supplemental consolidated statement of financial condition information related to leases as of the dates presented (in thousands):

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets	$72,164	$75,254
Finance lease ROU assets	Property and equipment, net	12,410	9,133
Total lease ROU assets		$84,574	$84,387

Liabilities
Operating lease liabilities	Other liabilities	$90,659	$93,847
Finance lease liabilities	Borrowings	8,288	8,121
Total lease liabilities		$98,947	$101,968
Supplemental lease information is summarized below (in thousands, except rate and lease term):

	Year Ended December 31,
	2020	2019
ROU assets obtained in exchange for new operating lease obligations(1)	$8,990	$123,477
ROU assets obtained in exchange for new finance lease obligations	3,276	5,299
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	17,396	14,874
Finance leases - operating cash flows	419	295
Finance leases - financing cash flows	3,114	1,898
________________________
(1)During the year ended December 31, 2019, the amount includes $89.1 million for operating leases existing as of January 1, 2019.

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	7.1	8.1
Finance leases	2.5	3.1
Weighted-average discount rate
Operating leases(1)	5.0%	5.3%
Finance leases	4.6%	4.7%
________________________
(1)Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.
Maturities of lease liabilities under non-cancelable leases as of December 31, 2020 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2021	$3,674	$19,440	$23,114
2022	3,410	15,872	19,282
2023	1,467	14,311	15,778
2024	241	14,474	14,715
2025	—	11,612	11,612
Thereafter	—	37,776	37,776
Total undiscounted lease payments	8,792	113,485	122,277
Less: imputed interest	(504)	(22,826)	(23,330)
Total lease liabilities	$8,288	$90,659	$98,947

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
In September 2015, the Company entered into a consent order (the “2015 Consent Order”) with the Consumer Financial Protection Bureau (the “CFPB”) in which the Company settled allegations arising from its practices between 2011 and 2015. On September 8, 2020, a suit captioned Bureau of Consumer Financial Protection v. Encore Capital Group, Inc. et al. was filed in the United States District Court for the Southern District of California. In the suit, the CFPB alleged that the Company did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. On October 15, 2020, the parties entered into a stipulated judgment (“Stipulated Judgment”) to resolve the lawsuit. The Stipulated Judgment includes obligations on the Company to, among other things: (1) continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices; (2) pay a $15.0 million civil monetary penalty; and (3) provide redress of approximately $9,000 to 14 affected consumers, which is in addition to approximately $70,000 of redress that the Company had previously voluntarily provided. Under the Stipulated Judgment, the Company neither admits nor denies the allegations in the CFPB’s suit. In connection with the Stipulated Judgment the CFPB has formally terminated the 2015 Consent Order. As a result of the Stipulated Judgment the Company recorded an after-tax charge of $15.0 million, which is included in the general and administration expenses in its consolidated statements of operations for the year ended December 31, 2020 .

Additionally, we are subject to ancillary state Attorney General investigations related to similar debt collection practices. In 2018, we entered into settlement agreements with the Attorneys General of 42 U.S. states and the District of Columbia in connection with our debt collection and litigation practices. The Company has discussed with additional state attorneys general potential resolution of these investigations, which could include penalties, restitution, and/or the adoption of new operational requirements. If the Company is unable to resolve its differences with the state attorneys general, it is possible that they may file claims against the Company.
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
As of December 31, 2020, the Company has no material reserves for legal matters.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements. A forward flow purchase agreement is a commitment to purchase receivables over a duration that is typically three to twelve months, but can be longer, generally with a specifically defined volume range, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. Certain of these forward flow purchase agreements may also have termination clauses, whereby the agreements can be canceled by either party upon providing a certain specified amount of notice.
As of December 31, 2020, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $157.4 million. We expect actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Employee Savings and Retirement Plan
The Company has a 401(k) Savings Plan that qualifies as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company recognized expense of approximately $2.9 million, $2.8 million, and $2.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2020, has no liabilities recorded for these agreements.
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

The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total revenues(1):
United States	$992,916	$817,693	$709,493
International
Europe(2)	490,385	520,433	556,265
Other geographies	18,099	59,555	96,272
Total	$1,501,400	$1,397,681	$1,362,030
________________________
(1)Total revenues for periods in 2019 and 2018 are adjusted by net allowances. Total revenues are attributed to countries based on consumer location.
(2)Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

	December 31, 2020	December 31, 2019
Long-lived assets(1):
United States	$83,523	$84,118
International
United Kingdom	37,225	28,602
Other foreign countries	6,549	7,331
	43,774	35,933
Total	$127,297	$120,051
________________________
(1)Long-lived assets consist of property and equipment, net and finance leases.

Note 14: Goodwill and Identifiable Intangible Assets
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. Goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company performs its annual goodwill impairment assessment as of October 1. As of October 1, 2020, the Company had two reporting units, MCM and Cabot, that carried goodwill.
The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. The Company may proceed directly to the quantitative test without performing the qualitative test. For the goodwill impairment tests performed as of October 1, 2020, the Company updated its consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. The Company performed qualitative analysis for the MCM reporting unit and proceeded directly to the quantitative test for its Cabot reporting unit.
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
Based on the annual goodwill impairment tests performed at October 1, 2020, no goodwill impairment existed at these two reporting units.
On August 15, 2019, the Company completed the sale of Baycorp. The Company concluded that the fair value of Baycorp immediately prior to the sale was less than its recorded book value and, as a result, the entire goodwill balance carried at the Baycorp reporting unit of $10.7 million was impaired. The goodwill impairment is included in operating expenses in the Company’s consolidated statements of operations during the year ended December 31, 2019.
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
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Balance as of beginning of period:	$884,185	$868,126
Goodwill impairment	—	(10,718)
Effect of foreign currency translation	22,777	26,777
Balance as of end of period:	$906,962	$884,185
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$66,796	$(22,714)	$44,082	$67,897	$(18,191)	$49,706
Developed technologies	5,048	(4,760)	288	4,734	(4,124)	610
Trade name and other	6,644	(6,002)	642	6,299	(5,244)	1,055
Total intangible assets	$78,488	$(33,476)	$45,012	$78,930	$(27,559)	$51,371
The weighted-average useful lives of intangible assets at the time of acquisition were as follows (in years):

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	5
Trade name and other	7

The amortization expense for intangible assets subject to amortization was $8.0 million, $7.7 million, and $11.7 million during the years ended December 31, 2020, 2019, and 2018, respectively. Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2020 is as follows (in thousands):

2021	$6,746
2022	6,720
2023	6,361
2024	6,274
2025	6,226
Thereafter	12,685
Total	$45,012