Form 10-Q
period 2021-03-31
ENCORE CAPITAL GROUP INC
filed 2021-05-05
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2021
Common Stock, $0.01 par value	31,009,845 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$184,598	$189,184
Investment in receivable portfolios, net	3,225,678	3,291,918
Property and equipment, net	124,586	127,297
Other assets	323,137	349,162
Goodwill	912,170	906,962
Total assets	$4,770,169	$4,864,523
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$189,529	$215,920
Borrowings	3,151,928	3,281,634
Other liabilities	149,928	146,893
Total liabilities	3,491,385	3,644,447
Commitments and Contingencies (Note 10)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 31,010 and 31,345 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	310	313
Additional paid-in capital	167,655	230,440
Accumulated earnings	1,172,756	1,055,668
Accumulated other comprehensive loss	(64,541)	(68,813)
Total Encore Capital Group, Inc. stockholders’ equity	1,276,180	1,217,608
Noncontrolling interest	2,604	2,468
Total equity	1,278,784	1,220,076
Total liabilities and equity	$4,770,169	$4,864,523
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

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$559	$2,223
Investment in receivable portfolios, net	536,177	553,621
Other assets	4,687	5,127
Liabilities
Borrowings	482,377	478,131
Other Liabilities	11	37
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Revenue from receivable portfolios	$338,018	$357,365
Changes in expected current and future recoveries	44,537	(98,661)
Servicing revenue	32,516	28,680
Other revenues	1,766	1,697
Total revenues	416,837	289,081
Operating expenses
Salaries and employee benefits	96,456	93,098
Cost of legal collections	67,142	66,279
General and administrative expenses	32,148	31,877
Other operating expenses	28,441	27,164
Collection agency commissions	12,824	13,176
Depreciation and amortization	11,512	10,285
Total operating expenses	248,523	241,879
Income from operations	168,314	47,202
Other (expense) income
Interest expense	(46,526)	(54,662)
Other (expense) income	(55)	1,439
Total other expense	(46,581)	(53,223)
Income (loss) before income taxes	121,733	(6,021)
Provision for income taxes	(26,968)	(4,558)
Net income (loss)	94,765	(10,579)
Net (income) loss attributable to noncontrolling interest	(135)	125
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$94,630	$(10,454)

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic	$3.01	$(0.33)
Diluted	$2.97	$(0.33)

Weighted average shares outstanding:
Basic	31,469	31,308
Diluted	31,832	31,308
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$94,765	$(10,579)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	1,761	(5,051)
Income tax effect	(378)	1,497
Unrealized gain (loss) on derivative instruments, net of tax	1,383	(3,554)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	2,890	(61,038)
Other comprehensive income (loss), net of tax:	4,273	(64,592)
Comprehensive income (loss)	99,038	(75,171)
Comprehensive (income) loss attributable to noncontrolling interest:
Net (income) loss attributable to noncontrolling interest	(135)	125
Unrealized (gain) loss on foreign currency translation	(1)	3
Comprehensive (income) loss attributable to noncontrolling interest:	(136)	128
Comprehensive income (loss) attributable to Encore Capital Group, Inc. stockholders	$98,902	$(75,043)
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	94,630	—	135	94,765
Other comprehensive income, net of tax	—	—	—	—	4,272	1	4,273
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	183	2	(5,433)	—	—	—	(5,431)
Repurchase of common stock	(518)	(5)	(20,385)	—	—	—	(20,390)
Stock-based compensation	—	—	3,405	—	—	—	3,405
Balance as of March 31, 2021	31,010	$310	$167,655	$1,172,756	$(64,541)	$2,604	$1,278,784

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net loss	—	—	—	(10,454)	—	(125)	(10,579)
Other comprehensive loss, net of tax	—	—	—	—	(64,589)	(3)	(64,592)
Issuance of share-based awards, net of shares withheld for employee taxes	137	1	(4,714)	—	—	—	(4,713)
Stock-based compensation	—	—	4,527	—	—	—	4,527
Balance as of March 31, 2020	31,234	$312	$222,403	$833,366	$(153,355)	$3,085	$905,811

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$94,765	$(10,579)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,512	10,285
Other non-cash interest expense, net	4,749	5,909
Stock-based compensation expense	3,405	4,527
Deferred income taxes	(3,302)	(12,030)
Changes in expected current and future recoveries	(44,537)	98,661
Other, net	4,931	2,161
Changes in operating assets and liabilities
Other assets	(3,816)	3,377
Prepaid income tax and income taxes payable	28,627	14,970
Accounts payable, accrued liabilities and other liabilities	(27,215)	(46,476)
Net cash provided by operating activities	69,119	70,805
Investing activities:
Purchases of receivable portfolios, net of put-backs	(167,025)	(209,045)
Collections applied to investment in receivable portfolios, net	268,443	169,914
Other, net	(6,151)	(4,124)
Net cash provided by (used in) investing activities	95,267	(43,255)
Financing activities:
Proceeds from credit facilities	273,293	171,880
Repayment of credit facilities	(235,399)	(167,221)
Repayment of senior secured notes	(9,770)	(16,250)
Repayment of convertible senior notes	(161,000)	—
Repurchase of common stock	(20,390)	—
Other, net	(6,844)	(10,171)
Net cash used in financing activities	(160,110)	(21,762)
Net increase in cash and cash equivalents	4,276	5,788
Effect of exchange rate changes on cash and cash equivalents	(8,862)	(9,924)
Cash and cash equivalents, beginning of period	189,184	192,335
Cash and cash equivalents, end of period	$184,598	$188,199

Supplemental disclosure of cash information:
Cash paid for interest	$37,258	$60,495
Cash paid for taxes, net of refunds	813	766

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
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 outbreak and resulting containment measures implemented by governments around the world, as well as increased business uncertainty, have impacted the Company. The circumstances around the COVID-19 pandemic continue to rapidly evolve and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.
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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Recently Adopted Accounting Guidance
On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging — Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company adopted ASU 2020-06 using the modified-retrospective approach, by recording a net cumulative-effect adjustment to equity of approximately $17.9 million.
The ASU simplifies the accounting for convertible instruments by removing certain models in Subtopic 470-20 and revises the guidance in Subtopic 815-40 to simplify the accounting for contracts in an entity’s own equity. The ASU also amends the guidance to improve the consistency of earnings per share calculations, which requires the if-converted method be used for convertible instruments.
Under ASU 2020-06, the Company’s convertible and exchangeable notes are no longer bifurcated to a debt component and an equity component, instead, they are carried as a single liability which reflects the principal amount of the convertible and exchangeable notes. The interest expense recognized on the convertible and exchangeable notes are based on coupon rates, rather than higher effective interest rates. As a result, the Company recognizes lower interest expense after the adoption. Additionally, effective January 1, 2021, the Company uses if-converted method in calculating dilutive effect of its convertible and exchangeable notes for earnings per share.

The Company has not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The following table summarizes the cumulative effects of adopting the new guidance on the Company’s consolidated statements of financial condition at January 1, 2021 (in thousands):

	Balance as of December 31, 2020	Adjustment	Opening Balance as of January 1, 2021
Liabilities
Convertible notes and exchangeable notes	$583,500	$—	$583,500
Debt discount	(19,364)	19,364	—
Other liabilities (for deferred tax liabilities)	146,893	(1,450)	145,443
Equity
Additional paid-in capital	230,440	(40,372)	190,068
Accumulated earnings	1,055,668	22,458	1,078,126

With the exception of the updated standard discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2: Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares during the period. Dilutive potential common shares include outstanding stock options, non-vested share awards, and the dilutive effect of the convertible and exchangeable senior notes, if applicable.

The Company adopted ASU 2020-06 on January 1, 2021, using a modified retrospective approach. Effective January 1, 2021, the dilutive effect of the Company’s convertible and exchangeable notes are calculated using the if-converted method. Prior to the adoption, the dilutive effect of the convertible and exchangeable notes was calculated using the treasury stock method. Since all of the Company’s convertible and exchangeable notes require net share settlement, using the if-converted method results in a similar dilutive effect as using the treasury stock method under the previous accounting standard, due to the fact that only in-the-money shares are included in the dilutive effect. The Company did not have any dilutive effect from its convertible and exchangeable notes during the three months ended March 31, 2021 or 2020.
In computing the diluted net loss per share for the three months ended March 31, 2020, dilutive potential common shares were excluded from the diluted loss per share calculation because of their anti-dilutive effect.
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the three months ended March 31, 2021, the Company repurchased 517,860 shares of our common stock for approximately $20.4 million, or $39.37 per share. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$94,630	$(10,454)

Total weighted-average basic shares outstanding	31,469	31,308
Dilutive effect of stock-based awards	363	—
Total weighted-average dilutive shares outstanding	31,832	31,308

Basic earnings (loss) per share	$3.01	$(0.33)
Diluted earnings (loss) per share	$2.97	$(0.33)
Anti-dilutive employee stock options outstanding were approximately 13,000 during the three months ended March 31, 2021 and 2020.
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

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$854	$—	$854
Liabilities
Interest rate swap agreements	—	(3,847)	—	(3,847)
Cross-currency swap agreements	—	(5,340)	—	(5,340)
Contingent consideration	—	—	(2,927)	(2,927)

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cross-currency swap agreements	$—	$11,578	$—	$11,578
Interest rate cap contracts	—	659	—	659
Liabilities
Interest rate swap agreements	—	(5,232)	—	(5,232)
Contingent consideration	—	—	(2,957)	(2,957)
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
The following table provides a roll-forward of the fair value of contingent consideration for the three months ended March 31, 2021 and year ended December 31, 2020 (in thousands):

Amount
Balance as of December 31, 2019	$66
Issuance of contingent consideration in connection with acquisition	2,848
Payment of contingent consideration	(88)
Effect of foreign currency translation	131
Balance as of December 31, 2020	2,957
Payment of contingent consideration	(56)
Effect of foreign currency translation	26
Balance as of March 31, 2021	$2,927

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 3 measurements. The fair value estimate of these assets was approximately $40.1 million and $42.2 million as of March 31, 2021 and December 31, 2020, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,225,678	$3,615,300	$3,291,918	$3,705,672
Financial Liabilities
Convertible notes and exchangeable notes(1)	422,500	481,126	564,136	622,081
Senior secured notes(2)	1,613,557	1,683,277	1,642,058	1,684,729
_______________________
(1)Prior to January 1, 2021, under the previous accounting standard, the convertible and exchangeable notes included a debt discount. The carrying amount as of December 31, 2020 represented the principal amount of the notes, net of the debt discount.
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
The carrying value of the Company’s senior secured revolving credit facility agreement approximates fair value due to the short-term nature of the interest rate period. The Company’s borrowings also include private placement notes, a securitisation senior facility and finance lease liabilities for which the carrying value approximates respective fair value.
Note 4: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency.

The following table summarizes the fair value of derivative instruments as included in the Company’s consolidated statements of financial condition (in thousands):

	March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$854	Other assets	$659
Interest rate swap agreements	Other liabilities	(3,847)	Other liabilities	(5,232)
Cross-currency swap agreements	Other liabilities	(5,340)	Other assets	11,578
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
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. Previously, the Company held four interest rate swap agreements that hedged the risk of USD-LIBOR interest rate fluctuations for the Encore revolving credit facility and term loan facility. As part of the financing transactions completed in September 2020, the Company settled two of the interest rate swap agreements. As of March 31, 2021, there were two interest rate swap agreements outstanding with a total notional amount of $191.3 million. The Company expects to reclassify approximately $6.4 million of net derivative loss from OCI into earnings relating to interest rate swaps within the next 12 months.
In connection with the financing transactions discussed above, the Company entered into cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt and are accounted for as cash flow hedges. As of March 31, 2021, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $410.5 million based on an exchange rate of $1.00 to €0.85, the exchange rate as of March 31, 2021). The Company expects to reclassify approximately $4.6 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.
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
As of March 31, 2021, the Company held two interest rate cap contracts with a notional amount of approximately $951.5 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $469.1 million based on an exchange rate of $1.00 to €0.85, the exchange rate as of March 31, 2021) and matures in 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2020 Cap”) has a notional amount of £350.0 million (approximately $482.4 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of March 31, 2021) and matures in 2023. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2020 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $0.6 million of net derivative loss from OCI into earnings relating to interest rate caps within the next 12 months.

The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
Foreign currency exchange contracts	$—	$(389)	Salaries and employee benefits	$—	$127
Foreign currency exchange contracts	—	(45)	General and administrative expenses	—	17
Interest rate swap agreements	(11)	(6,707)	Interest expense	(2,271)	(1,088)
Interest rate cap contracts	195	(1,396)	Interest expense	(107)	(2,542)
Cross-currency swap agreements	(18,329)	—	Interest expense / Other (expense) income	(17,528)	—
Derivatives Not Designated as Hedging Instruments
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. As of March 31, 2021, the Company had no outstanding currency exchange forward contracts that were not designated as cash flow hedging instruments.
The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments in the Company’s consolidated statements of operations (in thousands):

		Amount of Gain (Loss) Recognized in Income (Loss)
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020
Foreign currency exchange contracts	Other (expense) income	$—	$1,943

Note 5: Investment in Receivable Portfolios, Net
The Company’s purchased portfolios of loans are grossed-up to their face value with an offsetting allowance and noncredit discount allocated to the individual receivables as the unit of account is at the individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company applies its charge-off policy and fully writes-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which ultimately equals the amount paid for a portfolio purchase and presented as “Investment in receivable portfolios, net” in the Company’s consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase.
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
The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Purchase price	$170,178	$214,113
Allowance for credit losses	374,575	521,194
Amortized cost	544,753	735,307
Noncredit discount	784,112	967,715
Face value	1,328,865	1,703,022
Write-off of amortized cost	(544,753)	(735,307)
Write-off of noncredit discount	(784,112)	(967,715)
Negative allowance	170,178	214,113
Negative allowance for expected recoveries - current period purchases	$170,178	$214,113
The following table summarizes the changes in the balance of the investment in receivable portfolios during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$3,291,918	$3,328,150
Purchases of receivable portfolios	170,178	214,113
Put-backs and Recalls	(3,153)	(5,068)
Disposals and transfers to assets held for sale	(1,665)	(1,531)
Cash collections	(606,461)	(527,279)
Revenue from receivable portfolios	338,018	357,365
Changes in expected current period recoveries	91,401	10,315
Changes in expected future period recoveries	(46,864)	(108,976)
Foreign currency adjustments	(7,694)	(101,071)
Balance, end of period	$3,225,678	$3,166,018

Changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the three months ended March 31, 2021 significantly outperformed the projected cash flows. The Company believes the collection over-performance was a result of its sustained improvements in portfolio collections driven by change in consumer behavior during the COVID-19 pandemic and our liquidation improvement initiatives. The over-performance was also driven by higher collections as compared to the reduced near-term expected recoveries as a result of adjustments made to the projected cash flow forecast during 2020 associated with the COVID-19 pandemic.

While the Company now has additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during three months ended March 31, 2021, management considered historical and current collection performance, as well as the uncertainty in economic forecasts in the geographies in which we operate, and believes that while some of the collection over-performance resulted in increased total expected recoveries for certain pool groups, the majority of the over-performance was a shift forward in timing rather than an increase in total estimated remaining collections. Additionally, the macroeconomic driven consumer distress has improved; although it is still present and will likely impact the Company’s collections performance in the near future. As a result of a combination of the above, the Company has updated its forecast, resulting in a net reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $46.9 million during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recorded approximately $109.0 million in provision for credit loss adjustment due to significant uncertainty of the COVID-19 pandemic at that time. The circumstances around this pandemic continue to rapidly evolve, and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$69,426	$72,164
Identifiable intangible assets, net	42,991	45,012
Real estate owned	40,059	42,173
Deferred tax assets	33,834	33,202
Service fee receivables	30,718	26,539
Prepaid expenses	26,497	26,717
Equity method investments	17,302	10,155
Other financial receivables	12,036	12,238
Income tax deposits	8,272	35,853
Other	42,002	45,109
Total	$323,137	$349,162

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of March 31, 2021. The components of the Company’s consolidated borrowings were as follows (in thousands):

	March 31, 2021	December 31, 2020
Global senior secured revolving credit facility	$520,505	$481,007
Encore private placement notes	136,780	146,550
Senior secured notes	1,622,407	1,651,619
Convertible notes and exchangeable notes	422,500	583,500
Cabot securitisation senior facility	482,377	478,131
Other	24,921	24,398
Finance lease liabilities	9,953	8,288
	3,219,443	3,373,493
Less: debt discount and issuance costs, net of amortization	(67,515)	(91,859)
Total	$3,151,928	$3,281,634
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In previous periods, the Company referred to this facility as the Cabot Credit Facility. As of March 31, 2021, the Global Senior Facility provided for a total committed facility of $1,050.0 million that matures in September 2024 and included the following key provisions:
•Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 2.50% per annum, with a LIBOR (or EURIBOR) floor of 0.75%;
•A restrictive covenant that limits the LTV Ratio (defined in the Global Senior Facility) to 0.75 in the event that the Global Senior Facility is more than 20% utilized;
•A restrictive covenant that limits the SSRCF LTV Ratio (defined in the Global Senior Facility) to 0.275;
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
The Global Senior Facility is secured by substantially all of the assets of the Company and the guarantors. Pursuant to the terms of an intercreditor agreement entered into with respect to the relative positions of (1) the Global Senior Facility, any super priority hedging liabilities and the Private Placement Notes (collectively, “Super Senior Liabilities”) and (2) the Senior Secured Notes, Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
As of March 31, 2021, the outstanding borrowings under the Global Senior Facility were $520.5 million. The weighted average interest rate of the Global Senior Facility was 3.25% for the three months ended March 31, 2021. The weighted average interest rate of the previous Cabot Credit Facility was 3.55% for the three months ended March 31, 2020. The weighted average interest rate of the previous Encore revolving credit facility was 4.58% for the three months ended March 31, 2020. Available capacity under the Global Senior Facility was approximately $529.5 million as of March 31, 2021.

Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Private Placement Notes”). As of March 31, 2021, $136.8 million of the Private Placement Notes remained outstanding. The Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Senior Secured Notes ($ in thousands):

	March 31, 2021	December 31, 2020	Maturity Date	Interest Payment Dates	Interest Rate
Cabot 2023 Notes	$311,779	$309,034	Oct 1, 2023	Apr 1, Oct 1	7.500%
Encore 2025 Notes	410,466	426,752	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	413,466	409,827	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Floating Rate Notes	486,696	506,006	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,622,407	$1,651,619
_______________________
(1)Interest rate is based on a three-months EURIBOR (subject to a 0% floor) plus 4.250% per annum, resets quarterly.
The Senior Secured Notes are secured by the same collateral as the Global Senior Facility and the Private Placement Notes. The guarantees provided in respect of the Senior Secured Notes are pari passu with each such guarantee given in respect of the Global Senior Facility and Private Placement Notes. Subject to the intercreditor agreement described above under “Global Senior Secured Revolving Credit Facility,” Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	March 31, 2021	December 31, 2020	Maturity Date	Interest Payment Dates	Interest Rate
2021 Convertible Notes(1)	$—	$161,000	Mar 15, 2021	Mar 15, Sep 15	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	Mar 15, Sep 15	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
	$422,500	$583,500
_______________________
(1)The 2021 Convertible Notes matured on March 15, 2021 and the Company repaid the outstanding principal in cash.
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
Prior to the close of business on the business day immediately preceding their respective free conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion or exchange dates until the close of business on the second scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of March 31, 2021 are listed below:

	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$45.57	$44.62	$40.00
Closing stock price at date of issuance	$35.05	$36.45	$32.00
Closing stock price date	Feb 27, 2017	Jul 20, 2018	Sep 4, 2019
Conversion or exchange rate (shares per $1,000 principal amount)	21.9467	22.4090	25.0000
Free conversion or exchange date	Sep 15, 2021	Mar 1, 2023	Jul 1, 2025
Stated interest rate	3.250%	4.500%	3.250%
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
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies,” the Company adopted ASU 2020-06 on January 1, 2021 using a modified-retrospective approach. The Company’s convertible and exchangeable notes are no longer bifurcated to a debt component and an equity component, instead, they are carried as a single liability, which reflects the principal amount of the convertible and exchangeable notes. The interest expense recognized on the convertible and exchangeable notes is based on coupon rates, rather than higher effective interest rates. The Company has not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance.
Interest expense related to the Convertible Notes and Exchangeable Notes during the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense—stated coupon rate	$4,923	$5,799
Interest expense—amortization of debt discount	—	3,044
Interest expense—Convertible Notes and Exchangeable Notes	$4,923	$8,843
Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the exchange prices of the 2023 Exchangeable Notes, the Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
The details of the hedge program are listed below (in thousands, except conversion or exchange price):

2023 Exchangeable Notes
Cost of the hedge transaction(s)	$17,785
Initial exchange price	$44.62
Effective exchange price	$62.48

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
As of March 31, 2021, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $482.4 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of March 31, 2021). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £381.9 million (approximately $526.4 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of March 31, 2021) as of March 31, 2021. The weighted average interest rate was 3.11% and 3.52% for the three months ended March 31, 2021 and 2020, respectively.
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
As of March 31, 2021, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Income Taxes
The Company's effective tax rate for the three months ended March 31, 2021 was 22.2%. For the three months ended March 31, 2020, the Company recorded tax expense on a pre-tax loss resulting in a negative tax rate of 75.7%. The difference between the effective tax rate and the 21% federal statutory rate in 2020 was primarily due to a change in valuation allowance over consolidated pre-tax loss for the period, recognized in the period under the discrete method. The Company utilized the discrete method for recording income taxes during 2020 due to uncertainty in estimating annual pre-tax earnings, primarily due to the COVID-19 pandemic. The Company re-evaluated the methodology in calculating income taxes and returned to using the estimated annual effective tax rate method during the three months ended March 31, 2021.
Each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since the Company operates in foreign countries with varying tax rates, the Company's quarterly effective tax rate is dependent on the level of income or loss from international operations in the reporting period.
The Company's subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2021 and 2020, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgement is required in evaluating uncertain tax positions and determining our provision for income taxes. There has been no material change to the Company’s total gross unrecognized tax benefits from December 31, 2020.

Note 10: Commitments and Contingencies
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
As of March 31, 2021, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2021, the Company has no material reserves for legal matters.
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
As of March 31, 2021, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $224.0 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Note 11: Segment and Geographic Information
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues(1):
United States	$287,787	$208,218
International
Europe(2)	123,902	75,965
Other geographies	5,148	4,898
	129,050	80,863
Total	$416,837	$289,081
________________________
(1)Total revenues are attributed to countries based on consumer location.
(2)Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.
Note 12: Goodwill and Identifiable Intangible Assets
The Company’s goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions.
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2021 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$906,962	$884,185
Effect of foreign currency translation	5,208	(44,884)
Balance, end of period	$912,170	$839,301
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$68,385	$(26,174)	$42,211	$66,796	$(22,714)	$44,082
Developed technologies	2,643	(2,449)	194	5,048	(4,760)	288
Trade name and other	1,586	(1,000)	586	6,644	(6,002)	642
Total intangible assets	$72,614	$(29,623)	$42,991	$78,488	$(33,476)	$45,012

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
On October 30, 2020, the CFPB issued final rules in the form of a new Regulation F to implement the Fair Debt Collection Practices Act, which rules restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers and limits relating to telephonic communications. On December 18, 2020, the CFPB also issued an additional debt collection final rule focused on consumer disclosures. This final rule amends Regulation F to provide additional requirements regarding validation information and disclosures provided at the outset of debt collection communications, prohibit suits and threats of suits regarding time-barred debt, and identify actions that must be taken before a debt collector may report information about a debt to consumer reporting agencies. The rules are scheduled to become effective on November 30, 2021; however the CFPB is proposing to extend the effective date to January 29, 2022. Based on our preliminary assessment of the rules, we believe that the new rules will not have a material incremental effect on our operations.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the first quarter remained in line with previous periods. Issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply. We have observed a decrease in supply as a result of the COVID-19 pandemic, but expect supply to ultimately increase.
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

The Spanish debt market continues to be one of the largest in Europe with significant debt sales activity, and an expectation of a significant amount of debt to be sold and serviced in the future. Additionally, financial institutions continue to experience both market and regulatory pressure to dispose of non-performing loans, which should continue to provide debt purchasing opportunities in Spain.
Across all of our European markets, we are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply of portfolios to purchase. Due to the COVID-19 pandemic, banks decreased portfolio sales during 2020 in order to focus on customers’ needs. While we have seen a resumption of sales activity across many of our European markets in 2021, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter as banks seek to re-establish a more stable debt sales strategy.

Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios purchased during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
MCM (United States)	$92,352	$185,252
Cabot (Europe)	77,826	28,861
Total purchases of receivable portfolios	$170,178	$214,113
During the three months ended March 31, 2021, we invested $170.2 million to acquire receivable portfolios, with face values aggregating $1.3 billion, for an average purchase price of 12.8% of face value. The amount invested in receivable portfolios decreased $43.9 million, or 20.5%, compared with the $214.1 million invested during the three months ended March 31, 2020, to acquire receivable portfolios with face values aggregating $1.7 billion, for an average purchase price of 12.6% of face value.
In the United States, purchases of receivable portfolios decreased during the three months ended March 31, 2021 as compared to the corresponding period in the prior year. The majority of our purchases in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The decrease in purchases in the U.S. is a result of a decrease in supply which we believe is temporary.
In Europe, purchases of receivable portfolios increased during the three months ended March 31, 2021 as compared to the corresponding periods in the prior year. The increase was primarily the result of a relatively limited supply of portfolios and a continuation of our selective purchasing process in conjunction with a plan to reduce European debt leverage during the three months ended March 31, 2020. The increase was also attributable to the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pounds.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
During the three months ended March 31, 2021 and 2020, we also invested $2.4 million and $1.2 million in REO assets, respectively.

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

	Three Months Ended March 31,
	2021	2020
MCM (United States):
Call center and digital collections	$267,984	$214,238
Legal collections	164,332	158,026
Collection agencies	3,257	2,465
Subtotal	435,573	374,729
Cabot (Europe):
Call center and digital collections	70,551	63,789
Legal collections	49,065	42,900
Collection agencies	42,985	37,414
Subtotal	162,601	144,103
Other geographies:
Collection agencies	8,287	8,447
Subtotal	8,287	8,447
Total collections from purchased receivables	$606,461	$527,279
Gross collections from purchased receivables increased by $79.2 million, or 15.0%, to $606.5 million during the three months ended March 31, 2021, from $527.3 million during the three months ended March 31, 2020.
Gross collections from receivable portfolios in the United States increased significantly. The increase was primarily driven by change in consumer behavior during the COVID-19 pandemic and our continued effort in improving liquidation. We are increasingly being called upon by our consumers to assist them with their financial recovery through inbound calls and online digital interaction. The large volume of consumer contact resulted in significant increase in collections and improved our operating efficiency.
The increase in collections from purchased receivables in Europe was primarily due to the acquisition of portfolios with higher returns in recent periods and the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pounds.
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

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2021		2020
Revenues
Revenue from receivable portfolios	$338,018	81.1%	$357,365	123.6%
Changes in expected current and future recoveries	44,537	10.7%	(98,661)	(34.1)%
Servicing revenue	32,516	7.8%	28,680	9.9%
Other revenues	1,766	0.4%	1,697	0.6%
Total revenues	416,837	100.0%	289,081	100.0%
Operating expenses
Salaries and employee benefits	96,456	23.1%	93,098	32.2%
Cost of legal collections	67,142	16.1%	66,279	22.9%
General and administrative expenses	32,148	7.7%	31,877	11.0%
Other operating expenses	28,441	6.8%	27,164	9.4%
Collection agency commissions	12,824	3.1%	13,176	4.6%
Depreciation and amortization	11,512	2.8%	10,285	3.6%
Total operating expenses	248,523	59.6%	241,879	83.7%
Income from operations	168,314	40.4%	47,202	16.3%
Other (expense) income
Interest expense	(46,526)	(11.2)%	(54,662)	(18.9)%
Other (expense) income	(55)	0.0%	1,439	0.5%
Total other expense	(46,581)	(11.2)%	(53,223)	(18.4)%
Income (loss) before income taxes	121,733	29.2%	(6,021)	(2.1)%
Provision for income taxes	(26,968)	(6.5)%	(4,558)	(1.6)%
Net income (loss)	94,765	22.7%	(10,579)	(3.7)%
Net (income) loss attributable to noncontrolling interest	(135)	(0.1)%	125	0.1%
Net income (loss) attributable to Encore Capital Group, Inc. stockholders	$94,630	22.6%	$(10,454)	(3.6)%

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
Other revenues primarily include revenues recognized from the sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios in Europe and LAAP. Other revenues may include gains recognized on transfers of financial assets.
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue recognized from portfolio basis	$324,254	$340,815	$(16,561)	(4.9)%
ZBA revenue	13,764	16,550	(2,786)	(16.8)%
Revenue from receivable portfolios	338,018	357,365	(19,347)	(5.4)%

Changes in expected current period recoveries	91,401	10,315	81,086	786.1%
Changes in expected future period recoveries	(46,864)	(108,976)	62,112	(57.0)%
Changes in expected current and future recoveries	44,537	(98,661)	143,198	(145.1)%

Servicing revenue	32,516	28,680	3,836	13.4%
Other revenues	1,766	1,697	69	4.1%
Total revenues	$416,837	$289,081	$127,756	44.2%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 7.2% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
The decrease in revenue recognized from portfolio basis during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to lower portfolio basis driven by higher collections and lower volume of purchases in recent quarters.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools.
Under CECL, changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the three months ended March 31, 2021 significantly outperformed the projected cash flows. We believe the collection over-performance was a result of our sustained improvements in portfolio collections driven by change in consumer behavior during the COVID-19 pandemic and our liquidation improvement initiatives. The over-performance was also driven by higher collections as compared to the reduced near-term expected recoveries as a result of adjustments made to our projected cash flow forecast during 2020 associated with the COVID-19 pandemic.
While we now have additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the three months ended March 31, 2021, management considered historical and current collection performance, as well as the uncertainty in economic forecasts in the geographies in which we operate, and believes that while some of the collection over-performance resulted in increased total expected recoveries for certain pool groups, the majority of the over-performance was a shift forward in timing rather than an increase in total estimated remaining collections. Additionally, the macroeconomic driven consumer distress has improved; although it is still present and will likely impact our collections performance in the near future. As a result of a combination of the above, we have updated our forecast, resulting in a net reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a provision for credit loss adjustment of approximately $46.9 million during the three months ended March 31, 2021. The circumstances around this pandemic are evolving rapidly and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly. During the three months ended March 31, 2020, we recorded approximately $109.0 million in provision for credit loss adjustment due to significant uncertainty of the COVID-19 pandemic at that time.
The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2021			As of March 31, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,501	$12,501	$—	$—	—%
2011	6,187	4,673	1,484	1,712	88.6%
2012	6,306	5,011	993	3,735	42.0%
2013	13,600	12,974	1,351	10,460	40.5%
2014	9,475	6,671	(726)	30,417	6.7%
2015	12,994	6,038	2,617	48,589	3.9%
2016	26,378	11,181	7,020	89,806	4.0%
2017	43,518	21,140	9,601	125,608	5.3%
2018	68,358	29,587	10,694	238,022	3.8%
2019	114,690	51,761	9,482	415,502	3.8%
2020	113,142	54,252	21,108	457,785	3.7%
2021	8,424	3,829	4,061	91,748	4.3%
Subtotal	435,573	219,618	67,685	1,513,384	4.4%
Europe:
ZBA	34	34	—	—	—%
2013	24,748	22,383	(13,588)	216,432	3.2%
2014	22,477	17,590	(7,411)	185,531	3.1%
2015	14,996	10,891	(5,407)	143,115	2.4%
2016	13,996	10,679	(939)	125,215	2.8%
2017	23,146	14,584	(2,160)	249,313	1.8%
2018	21,712	14,296	(3,007)	294,406	1.6%
2019	23,979	13,443	1,438	234,835	1.8%
2020	15,121	8,703	5,801	124,989	2.3%
2021	2,392	2,013	864	76,456	1.9%
Subtotal	162,601	114,616	(24,409)	1,650,292	2.2%
Other geographies:
ZBA	1,229	1,229	—	—	—%
2014(1)	1,252	396	141	44,413	98.2%
2015(1)	1,192	542	368	3,076	96.7%
2016	635	305	144	1,261	6.7%
2017(1)	2,269	750	306	9,128	6.2%
2018	1,640	535	292	3,958	3.7%
2019	70	27	10	166	4.6%
Subtotal	8,287	3,784	1,261	62,002	7.9%
Total	$606,461	$338,018	$44,537	$3,225,678	3.4%

________________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Three Months Ended March 31, 2020			As of March 31, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$15,274	$15,274	$—	$—	—%
2011	7,249	6,865	(215)	2,021	88.6%
2012	8,495	7,664	(480)	4,795	42.0%
2013	17,687	18,136	(3,984)	11,564	40.5%
2014	14,591	10,089	(2,026)	44,820	6.7%
2015	18,302	9,309	(1,079)	73,901	3.8%
2016	33,377	16,785	(2,412)	133,941	3.8%
2017	55,435	30,850	(1,103)	178,176	5.2%
2018	89,418	46,938	(15,629)	362,553	3.8%
2019	102,534	72,048	(2,104)	601,892	3.8%
2020	12,367	8,175	(5,010)	176,543	3.6%
Subtotal	374,729	242,133	(34,042)	1,590,206	4.4%
Europe:
ZBA	58	58	—	—	—%
2013	25,259	22,262	(6,306)	215,495	3.2%
2014	23,271	17,887	(4,972)	186,139	3.0%
2015	15,173	11,189	(2,096)	143,275	2.4%
2016	13,102	11,259	(11,028)	122,994	2.8%
2017	23,494	15,696	(9,692)	260,314	1.9%
2018	22,658	15,662	(22,493)	305,824	1.6%
2019	20,106	14,292	(7,633)	240,124	1.8%
2020	982	1,400	249	28,086	2.6%
Subtotal	144,103	109,705	(63,971)	1,502,251	2.3%
Other geographies:
ZBA	1,218	1,218	—	—	—%
2014 (1)	1,174	545	(19)	47,819	100.2%
2015	1,557	941	76	4,544	17.1%
2016	971	686	(249)	3,391	5.1%
2017	1,875	1,140	(323)	11,586	6.1%
2018	1,580	955	(120)	5,986	3.7%
2019	72	42	(13)	235	4.6%
Subtotal	8,447	5,527	(648)	73,561	67.7%
Total	$527,279	$357,365	$(98,661)	$3,166,018	3.4%
________________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
The increase in servicing revenues during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Other revenues increased during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.
Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$96,456	$93,098	$3,358	3.6%
Cost of legal collections	67,142	66,279	863	1.3%
General and administrative expenses	32,148	31,877	271	0.9%
Other operating expenses	28,441	27,164	1,277	4.7%
Collection agency commissions	12,824	13,176	(352)	(2.7)%
Depreciation and amortization	11,512	10,285	1,227	11.9%
Total operating expenses	$248,523	$241,879	$6,644	2.7%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by approximately 7.2% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits was primarily due to the following reasons:
•Increase in overall headcount;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound during the three months ended March 31, 2021 compared to the three months ended March 31, 2020;
•Partially offset by reduced stock-based compensation expense as compared to the same period in the prior year, due to acceleration of certain equity grants and true-up adjustment for certain performance awards recognized in the prior year.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Court costs	$41,682	$41,355	$327	0.8%
Legal collection fees	25,460	24,924	536	2.2%
Total cost of legal collections	$67,142	$66,279	$863	1.3%

Cost of legal collections slightly increased driven by increased legal channel collections. Beginning in late March of 2020, our legal collection channel spending reduced substantially due to court closures in certain jurisdictions as a result of the COVID-19 pandemic, the legal collection channel spending has gradually increased and are now back to historical levels.
General and Administrative Expenses
The increase in general and administrative expense was primarily due to the following reasons:
•Increased information technology related expense as we continue to invest in network security under the current work-from-home environment due to the COVID-19 pandemic;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound during the three months ended March 31, 2021 compared to the three months ended March 31, 2020;
•Partially offset by reduced travel and facilities expenses.
Other Operating Expenses
The increase in other operating expenses was primarily due to the following reasons:
•Increased postage and printing expenses primarily at our domestic operations driven by increased interactions with consumers via mail;
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
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Interest Expense
The following tables summarize our interest expense (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Stated interest on debt obligations	$41,776	$48,755	$(6,979)	(14.3)%
Amortization of debt issuance costs	4,397	2,778	1,619	58.3%
Amortization of debt discount	353	3,129	(2,776)	(88.7)%
Total interest expense	$46,526	$54,662	$(8,136)	(14.9)%
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
The decrease in interest expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the following reasons:

•Lower average debt balances;
•Decreased interest rates as a result of various refinancing transactions;
•Effective January 1, 2021, we adopted a new accounting standard for our convertible and exchangeable notes and now recognize interest expense at the stated coupon rate of interest, rather than the higher effective interest rate;
•Partially offset by the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound and increased amortization of loan fees and other loan costs as a result of higher capitalized debt issuance costs.
Other (Expense) Income
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $0.1 million and other income was $1.4 million during the three months ended three months ended March 31, 2021 and 2020, respectively.
Other income recognized during the three months ended March 31, 2020 primarily included the fair value changes for currency exchange forward contracts which were not designated as hedge instruments for accounting purposes.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Provision for income taxes	$26,968	$4,558
Effective tax rate	22.2%	(75.7)%
For the three months ended March 31, 2020, the difference between our effective tax rate and the 21% federal statutory rate was primarily due to a change in valuation allowance over consolidated pre-tax loss for the period, recognized in the period under the discrete method. We utilized the discrete method for recording income taxes during 2020 due to uncertainty in estimating annual pre-tax earnings primarily due to the COVID-19 pandemic. We re-evaluated the methodology in calculating income taxes and return to using the estimated annual effective tax rate method during the three months ended March 31, 2021.
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
Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, and derivative instruments, which provide a more complete understanding of our financial performance, competitive position, and prospects for the future. Readers should consider the information in addition to, but not instead of, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of these measures for comparative purposes.

Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest income and expense, taxes, depreciation and amortization, stock-based compensation expenses, acquisition, integration and restructuring related expenses, and other charges or gains that are not indicative of ongoing operations), in the evaluation of our operating performance. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
GAAP net income, as reported	$94,765	$(10,579)
Adjustments:
Interest expense	46,526	54,662
Interest income	(474)	(1,000)
Provision for income taxes	26,968	4,558
Depreciation and amortization	11,512	10,285
Stock-based compensation expense	3,405	4,527
Acquisition, integration and restructuring related expenses(1)	—	187
Adjusted EBITDA	$182,702	$62,640
Collections applied to principal balance(2)	$229,510	$268,575
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

	Three Months Ended March 31,
	2021	2020
GAAP total operating expenses, as reported	$248,523	$241,879
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(42,653)	(41,489)
Stock-based compensation expense	(3,405)	(4,527)
Acquisition, integration and restructuring related expenses(2)	—	(187)
Adjusted operating expenses related to portfolio purchasing and recovery business	$202,465	$195,676
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

	Three Months Ended March 31,
	2021	2020
United States	34.5%	39.5%
Europe	29.4%	29.9%
Other geographies	52.1%	52.6%
Overall cost per dollar collected	33.4%	37.1%
Cost-to-collect decreased during the periods presented, due to a combination of (1) continued improvement in operational efficiencies in the collection process and (2) collection mix shifting towards non-legal collection, which has a lower cost-to-collect. Collections from other geographies continue to decline as we continue to focus on the U.S. and European markets. Cost-to-collect in LAAP is expected to stay at an elevated level and will continue to fluctuate over time.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2021
		<2012	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total(2)	Multiple(3)
United States:
<2012	$2,143,800	$3,983,166	$760,285	$554,597	$391,737	$293,528	$206,933	$155,456	$121,545	$99,300	$77,101	$17,651	$6,661,299	3.1
2012	548,808	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	27,797	6,344	1,281,895	2.3
2013	551,894	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	14,599	1,547,753	2.8
2014	517,677	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	9,475	1,031,587	2.0
2015	499,226	—	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	12,994	810,945	1.6
2016	553,284	—	—	—	—	—	110,875	283,035	234,690	159,279	116,452	26,378	930,709	1.7
2017	528,314	—	—	—	—	—	—	111,902	315,853	255,048	193,328	43,518	919,649	1.7
2018	630,704	—	—	—	—	—	—	—	175,042	351,696	308,302	68,358	903,398	1.4
2019	677,176	—	—	—	—	—	—	—	—	174,693	416,315	114,690	705,698	1.0
2020	539,553	—	—	—	—	—	—	—	—	—	213,450	113,142	326,592	0.6
2021	92,282	—	—	—	—	—	—	—	—	—	—	8,424	8,424	0.1
Subtotal	7,282,718	3,983,166	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	435,573	15,127,949	2.1
Europe:
2013	619,079	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	24,748	1,272,140	2.1
2014	623,129	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	22,477	969,249	1.6
2015	419,941	—	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	15,016	527,396	1.3
2016	258,218	—	—	—	—	—	44,641	97,587	83,107	63,198	51,609	14,010	354,152	1.4
2017	461,571	—	—	—	—	—	—	68,111	152,926	118,794	87,549	23,146	450,526	1.0
2018	433,302	—	—	—	—	—	—	—	49,383	118,266	78,846	21,712	268,207	0.6
2019	273,354	—	—	—	—	—	—	—	—	44,118	80,502	23,979	148,599	0.5
2020	116,899	—	—	—	—	—	—	—	—	—	22,721	15,121	37,842	0.3
2021	77,826	—	—	—	—	—	—	—	—	—	—	2,392	2,392	—
Subtotal	3,283,319	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	162,601	4,030,503	1.2
Other geographies:
2012	6,721	—	—	3,848	2,561	1,208	542	551	422	390	294	95	9,911	1.5
2013	29,568	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	1,042	297	47,891	1.6
2014	86,989	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	4,300	1,391	74,084	0.9
2015	83,198	—	—	—	—	15,061	57,064	43,499	32,622	17,499	4,688	1,192	171,625	2.1
2016	64,450	—	—	—	—	—	29,269	39,710	28,992	16,078	5,196	1,333	120,578	1.9
2017	49,670	—	—	—	—	—	—	15,471	23,075	15,383	7,303	2,269	63,501	1.3
2018	26,371	—	—	—	—	—	—	—	12,910	15,008	5,892	1,640	35,450	1.3
2019	2,668	—	—	—	—	—	—	—	—	3,198	245	70	3,513	1.3
Subtotal	349,635	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	8,287	526,553	1.5
Total	$10,915,672	$3,983,166	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$606,461	$19,685,005	1.8
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2021, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through March 31, 2021 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections from purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2011	$1,760,006	$5,501,203	$105,360	$5,606,563	3.2
2011	383,794	1,160,096	51,789	1,211,885	3.2
2012	548,808	1,281,895	56,219	1,338,114	2.4
2013(3)	551,894	1,547,753	159,200	1,706,953	3.1
2014(3)	517,677	1,031,587	98,327	1,129,914	2.2
2015	499,226	810,945	109,999	920,944	1.8
2016	553,284	930,709	204,119	1,134,828	2.1
2017	528,314	919,649	332,635	1,252,284	2.4
2018	630,704	903,398	502,810	1,406,208	2.2
2019	677,176	705,698	891,534	1,597,232	2.4
2020	539,553	326,592	1,002,765	1,329,357	2.5
2021	92,282	8,424	223,227	231,651	2.5
Subtotal	7,282,718	15,127,949	3,737,984	18,865,933	2.6
Europe:
2013(3)	619,079	1,272,140	865,462	2,137,602	3.5
2014(3)	623,129	969,249	642,939	1,612,188	2.6
2015(3)	419,941	527,396	413,504	940,900	2.2
2016	258,218	354,152	319,524	673,676	2.6
2017	461,571	450,526	558,605	1,009,131	2.2
2018	433,302	268,207	610,538	878,745	2.0
2019	273,354	148,599	502,757	651,356	2.4
2020	116,899	37,842	302,226	340,068	2.9
2021	77,826	2,392	175,991	178,383	2.3
Subtotal	3,283,319	4,030,503	4,391,546	8,422,049	2.6
Other geographies:
2012	6,721	9,911	63	9,974	1.5
2013	29,568	47,891	774	48,665	1.6
2014	86,989	74,084	50,516	124,600	1.4
2015	83,198	171,625	13,321	184,946	2.2
2016	64,450	120,578	4,289	124,867	1.9
2017	49,670	63,501	26,781	90,282	1.8
2018	26,371	35,450	7,664	43,114	1.6
2019	2,668	3,513	323	3,836	1.4
Subtotal	349,635	526,553	103,731	630,284	1.8
Total	$10,915,672	$19,685,005	$8,233,261	$27,918,266	2.6
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2021, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections from purchased receivable portfolios and estimated future cash flows from real estate-owned assets by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2021(3)	2022	2023	2024	2025	2026	2027	2028	2029	>2029	Total(2)
United States:
<2011	$26,212	$26,102	$18,170	$12,578	$8,578	$5,814	$3,861	$2,385	$1,260	$400	$105,360
2011	12,457	12,168	8,473	5,928	4,171	2,944	2,080	1,474	1,047	1,047	51,789
2012	13,437	12,995	9,133	6,406	4,510	3,181	2,249	1,596	1,136	1,576	56,219
2013(4)	37,028	36,243	25,680	18,191	12,903	9,156	6,498	4,614	3,277	5,610	159,200
2014(4)	23,588	22,761	15,677	10,805	7,630	5,402	3,829	2,717	1,931	3,987	98,327
2015	27,168	26,079	18,006	12,193	8,121	5,575	3,933	2,781	1,971	4,172	109,999
2016	53,665	47,533	31,980	21,983	15,104	10,293	7,195	5,067	3,576	7,723	204,119
2017	88,721	78,385	49,933	35,497	24,340	16,930	11,827	8,352	5,889	12,761	332,635
2018	137,797	125,833	81,381	54,057	35,510	23,418	15,449	10,112	6,730	12,523	502,810
2019	246,003	209,162	134,096	93,610	63,905	44,357	31,261	21,994	15,234	31,912	891,534
2020	222,665	280,072	163,837	106,095	71,412	48,451	34,062	24,314	17,327	34,530	1,002,765
2021	45,237	60,671	41,106	24,362	16,147	11,131	7,554	5,313	3,761	7,945	223,227
Subtotal	933,978	938,004	597,472	401,705	272,331	186,652	129,798	90,719	63,139	124,186	3,737,984
Europe:
2013(4)	70,401	91,831	88,191	82,241	75,011	68,559	61,460	55,275	49,680	222,813	865,462
2014(4)	60,729	74,390	69,269	63,117	56,840	48,712	43,025	38,018	34,305	154,534	642,939
2015(4)	39,471	48,472	44,854	40,580	36,778	32,232	27,720	24,603	22,134	96,660	413,504
2016	44,969	51,726	39,178	32,325	28,688	24,039	19,958	16,698	14,291	47,652	319,524
2017	62,593	79,825	69,366	58,865	50,329	42,446	36,620	30,472	26,128	101,961	558,605
2018	62,749	82,001	74,626	65,036	57,067	49,158	41,453	35,629	30,312	112,507	610,538
2019	62,358	75,770	64,237	55,012	45,847	37,406	30,879	26,291	21,933	83,024	502,757
2020	34,809	46,700	42,482	34,029	27,257	23,904	19,361	16,099	13,306	44,279	302,226
2021	17,842	24,467	21,842	18,550	15,895	13,844	12,226	10,718	8,884	31,723	175,991
Subtotal	455,921	575,182	514,045	449,755	393,712	340,300	292,702	253,803	220,973	895,153	4,391,546
Other geographies:
2012	46	17	—	—	—	—	—	—	—	—	63
2013	338	282	154	—	—	—	—	—	—	—	774
2014	7,463	8,166	7,350	6,342	4,803	2,822	1,606	1,462	1,462	9,040	50,516
2015	2,149	2,202	2,197	1,627	1,136	761	637	534	449	1,629	13,321
2016	1,972	1,325	500	243	158	91	—	—	—	—	4,289
2017	5,195	5,085	3,773	2,241	1,987	1,489	854	752	752	4,653	26,781
2018	2,353	1,959	1,368	898	483	315	207	81	—	—	7,664
2019	113	90	60	50	10	—	—	—	—	—	323
Subtotal	19,629	19,126	15,402	11,401	8,577	5,478	3,304	2,829	2,663	15,322	103,731
Portfolio ERC	1,409,528	1,532,312	1,126,919	862,861	674,620	532,430	425,804	347,351	286,775	1,034,661	8,233,261
REO ERC(5)	20,586	26,884	17,796	7,970	1,988	68	11	76	283	—	75,662
Total ERC	$1,430,114	$1,559,196	$1,144,715	$870,831	$676,608	$532,498	$425,815	$347,427	$287,058	$1,034,661	$8,308,923
________________________
(1)As of March 31, 2021, ERC for Zero Basis Portfolios include approximately $105.4 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $76.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of March 31, 2021, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,485,857	$3,666,276
Europe	3,088,406	3,733,609
Other geographies	83,645	91,634
Portfolio ERC	6,657,908	7,491,519
REO ERC	75,304	75,662
Total ERC	$6,733,212	$7,567,181
(3)Amount for 2021 consists of nine months data from April 1, 2021 to December 31, 2021.
(4)Includes portfolios acquired in connection with certain business combinations.
(5)Real estate-owned assets ERC includes approximately $74.0 million and $1.7 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Principal
As of March 31, 2021, we had $3.2 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2021(1)	$370,692	$138,034	$12,997	$521,723
2022	402,587	187,848	13,286	603,721
2023	242,472	175,413	10,088	427,973
2024	158,932	155,195	6,675	320,802
2025	105,328	138,573	5,233	249,134
2026	70,715	120,586	3,104	194,405
2027	48,851	103,157	1,767	153,775
2028	34,319	90,071	1,532	125,922
2029	24,064	80,059	1,462	105,585
2030	17,016	72,111	1,462	90,589
2031	12,198	68,219	1,462	81,879
2032	8,977	67,798	1,462	78,237
2033	7,035	70,246	1,462	78,743
2034	5,828	74,719	10	80,557
2035	3,660	84,216	—	87,876
2036	710	24,047	—	24,757
Total	$1,513,384	$1,650,292	$62,002	$3,225,678
________________________
(1)Amount for 2021 consists of nine months data from April 1, 2021 to December 31, 2021.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2019	854	$1,732,977	$262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,022	214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689
Q1 2021	749	1,328,865	170,178

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net cash provided by operating activities	$69,119	$70,805
Net cash provided by (used in) investing activities	95,267	(43,255)
Net cash used in financing activities	(160,110)	(21,762)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $69.1 million and $70.8 million during the three months ended March 31, 2021 and 2020, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in expected recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Cash flow relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios.

Net cash provided by investing activities was $95.3 million for the three months ended March 31, 2021. Net cash used in investing activities was $43.3 million during the three months ended March 31, 2020. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $167.0 million and $209.0 million during the three months ended March 31, 2021 and 2020, respectively. Collection proceeds applied to the principal of our receivable portfolios, net, were $268.4 million and $169.9 million during the three months ended March 31, 2021 and 2020, respectively.
Financing Cash Flows
Net cash used in financing activities was $160.1 million and $21.8 million during the three months ended March 31, 2021 and 2020, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $273.3 million and $171.9 million during the three months ended March 31, 2021 and 2020, respectively. Repayments of amounts outstanding under our credit facilities were $235.4 million and $167.2 million during the three months ended March 31, 2021 and 2020, respectively. We paid $161.0 million of convertible senior notes that matured on March 15, 2021 using cash on hand.
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
On August 12, 2015, our Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, we announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. During the three months ended March 31, 2021, we repurchased 517,860 shares of our common stock for approximately $20.4 million, or $39.37 per share. Our practice is to retire the shares repurchased.
In May 2021, we terminated our at-the-market equity offering program (the “ATM Program”) pursuant to which we could issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million.
Our cash and cash equivalents as of March 31, 2021 consisted of $34.6 million held by U.S.-based entities and $150.0 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $23.0 million as of March 31, 2021.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of March 31, 2021, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Interest Rates. As of March 31, 2021, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Changes in Internal Control over Financial Reporting
Except as noted below there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic even though many of our employees are working remotely. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 10: Commitments and Contingencies,” to the consolidated financial statements.

Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company during the three months ended March 31, 2021, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
January 1, 2021 to January 31, 2021	—	$—	—	$50,000,000
February 1, 2021 to February 28, 2021	11,142	$32.41	11,142	$49,638,834
March 1, 2021 to March 31, 2021	506,718	$39.53	506,718	$29,610,273
Total	517,860	$39.37	517,860	$29,610,273
________________________
(1)On August 12, 2015, we publicly announced that our Board of Directors had authorized a stock repurchase program for the Company to purchase $50.0 million of our Company’s common stock. On May 5, 2021, we publicly announced that our Board of Directors had authorized a $250.0 million increase to the stock repurchase program, which increased the size of the program from $50.0 million to $300.0 million.
(2)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

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

/s/ Peter Reck
Peter Reck
Vice President,
Chief Accounting Officer

Date: May 5, 2021