Form 10-Q
period 2021-06-30
ENCORE CAPITAL GROUP INC
filed 2021-08-04
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2021
Common Stock, $0.01 par value	30,270,009 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$198,516	$189,184
Investment in receivable portfolios, net	3,154,001	3,291,918
Property and equipment, net	120,090	127,297
Other assets	292,078	349,162
Goodwill	915,067	906,962
Total assets	$4,679,752	$4,864,523
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$190,707	$215,920
Borrowings	2,999,296	3,281,634
Other liabilities	135,399	146,893
Total liabilities	3,325,402	3,644,447
Commitments and Contingencies (Note 10)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 30,413 and 31,345 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	304	313
Additional paid-in capital	143,827	230,440
Accumulated earnings	1,269,259	1,055,668
Accumulated other comprehensive loss	(59,040)	(68,813)
Total Encore Capital Group, Inc. stockholders’ equity	1,354,350	1,217,608
Noncontrolling interest	—	2,468
Total equity	1,354,350	1,220,076
Total liabilities and equity	$4,679,752	$4,864,523
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

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$678	$2,223
Investment in receivable portfolios, net	516,048	553,621
Other assets	4,404	5,127
Liabilities
Borrowings	484,078	478,131
Other liabilities	11	37
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Revenue from receivable portfolios	$328,150	$335,287	$666,168	$692,652
Changes in expected current and future recoveries	66,178	66,007	110,715	(32,654)
Servicing revenue	32,064	23,950	64,580	52,630
Other revenues	1,343	789	3,109	2,486
Total revenues	427,735	426,033	844,572	715,114
Operating expenses
Salaries and employee benefits	97,774	90,867	194,230	183,965
Cost of legal collections	66,900	37,356	134,042	103,635
General and administrative expenses	34,823	28,618	66,971	60,495
Other operating expenses	28,228	28,275	56,669	55,439
Collection agency commissions	13,677	10,683	26,501	23,859
Depreciation and amortization	12,046	10,542	23,558	20,827
Total operating expenses	253,448	206,341	501,971	448,220
Income from operations	174,287	219,692	342,601	266,894
Other (expense) income
Interest expense	(44,159)	(50,327)	(90,685)	(104,989)
Loss on extinguishment of debt	(9,300)	—	(9,300)	—
Other income (expense)	566	(3,011)	511	(1,572)
Total other expense	(52,893)	(53,338)	(99,474)	(106,561)
Income before income taxes	121,394	166,354	243,127	160,333
Provision for income taxes	(24,607)	(35,570)	(51,575)	(40,128)
Net income	96,787	130,784	191,552	120,205
Net income attributable to noncontrolling interest	(284)	(452)	(419)	(327)
Net income attributable to Encore Capital Group, Inc. stockholders	$96,503	$130,332	$191,133	$119,878

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$3.12	$4.15	$6.13	$3.82
Diluted	$3.07	$4.13	$6.04	$3.79

Weighted average shares outstanding:
Basic	30,909	31,413	31,187	31,361
Diluted	31,415	31,560	31,622	31,628
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$96,787	$130,784	$191,552	$120,205
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	2,055	948	3,816	(4,103)
Income tax effect	(502)	(384)	(880)	1,113
Unrealized gain (loss) on derivative instruments, net of tax	1,553	564	2,936	(2,990)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	3,947	(2,032)	6,837	(63,070)
Removal of other comprehensive loss in connection with divestiture	—	2,632	—	2,632
Unrealized gain (loss) on foreign currency translation, net of divestiture	3,947	600	6,837	(60,438)
Other comprehensive income (loss), net of tax:	5,500	1,164	9,773	(63,428)
Comprehensive income	102,287	131,948	201,325	56,777
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	(284)	(452)	(419)	(327)
Unrealized loss on foreign currency translation	1	1	—	4
Comprehensive income attributable to noncontrolling interest:	(283)	(451)	(419)	(323)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$102,004	$131,497	$200,906	$56,454
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of March 31, 2021	31,010	$310	$167,655	$1,172,756	$(64,541)	$2,604	$1,278,784
Net income	—	—	—	96,503	—	284	96,787
Other comprehensive income (loss), net of tax	—	—	—	—	5,501	(1)	5,500
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	8	—	215	—	—	—	215
Repurchase of common stock	(605)	(6)	(27,025)	—	—	—	(27,031)
Stock-based compensation	—	—	5,651	—	—	—	5,651
Balance as of June 30, 2021	30,413	$304	$143,827	$1,269,259	$(59,040)	$—	$1,354,350

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of March 31, 2020	31,234	$312	$222,403	$833,366	$(153,355)	$3,085	$905,811
Net income	—	—	—	130,332	—	452	130,784
Other comprehensive loss, net of tax					(1,467)	(1)	(1,468)
Issuance of share-based awards, net of shares withheld for employee taxes	54	1	(151)				(150)
Stock-based compensation			4,778				4,778
Other					2,632		2,632
Balance as of June 30, 2020	31,288	$313	$227,030	$963,698	$(152,190)	$3,536	$1,042,387

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	191,133	—	419	191,552
Other comprehensive income, net of tax	—	—	—	—	9,773	—	9,773
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	191	2	(5,218)	—	—	—	(5,216)
Repurchase of common stock	(1,123)	(11)	(47,410)	—	—	—	(47,421)
Stock-based compensation	—	—	9,056	—	—	—	9,056
Balance as of June 30, 2021	30,413	$304	$143,827	$1,269,259	$(59,040)	$—	$1,354,350

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net income	—	—	—	119,878	—	327	120,205
Other comprehensive loss, net of tax	—	—	—	—	(66,056)	(4)	(66,060)
Issuance of share-based awards, net of shares withheld for employee taxes	191	2	(4,865)	—	—	—	(4,863)
Stock-based compensation	—	—	9,305	—	—	—	9,305
Other	—	—	—	—	2,632	—	2,632
Balance as of June 30, 2020	31,288	$313	$227,030	$963,698	$(152,190)	$3,536	$1,042,387
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$191,552	$120,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,558	20,827
Loss on extinguishment of debt	9,300	—
Other non-cash interest expense, net	9,403	12,127
Stock-based compensation expense	9,056	9,305
Deferred income taxes	(5,097)	(17,101)
Changes in expected current and future recoveries	(110,715)	32,654
Other, net	12,006	4,923
Changes in operating assets and liabilities
Other assets	11,474	11,917
Prepaid income tax and income taxes payable	31,374	41,748
Accounts payable, accrued liabilities and other liabilities	(32,946)	(26,890)
Net cash provided by operating activities	148,965	209,715
Investing activities:
Purchases of receivable portfolios, net of put-backs	(306,549)	(350,658)
Collections applied to investment in receivable portfolios, net	552,720	342,842
Purchases of property and equipment	(10,351)	(13,028)
Other, net	4,877	9,831
Net cash provided by (used in) investing activities	240,697	(11,013)
Financing activities:
Payment of loan and debt refinancing costs	(10,617)	—
Proceeds from credit facilities	358,063	279,070
Repayment of credit facilities	(511,200)	(315,622)
Proceeds from senior secured notes	353,747	—
Repayment of senior secured notes	(339,585)	(32,500)
Repayment of other debt	—	(14,882)
Repayment of convertible senior notes	(161,000)	—
Repurchase of common stock	(47,421)	—
Other, net	(11,634)	(3,634)
Net cash used in financing activities	(369,647)	(87,568)
Net increase in cash and cash equivalents	20,015	111,134
Effect of exchange rate changes on cash and cash equivalents	(10,683)	(9,669)
Cash and cash equivalents, beginning of period	189,184	192,335
Cash and cash equivalents, end of period	$198,516	$293,800

Supplemental disclosure of cash information:
Cash paid for interest	$69,152	$88,363
Cash paid for taxes, net of refunds	24,273	16,292

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
Under ASU 2020-06, the Company’s convertible and exchangeable notes are no longer bifurcated to a debt component and an equity component, instead, they are carried as a single liability which reflects the principal amount of the convertible and exchangeable notes. The interest expense recognized on the convertible and exchangeable notes is based on coupon rates, rather than higher effective interest rates. As a result, the Company recognizes lower interest expense after the adoption. Additionally, effective January 1, 2021, the Company uses the if-converted method in calculating the dilutive effect of its convertible and exchangeable notes for earnings per share.

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

With the exception of the updated standard discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2021, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
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

The Company adopted ASU 2020-06 on January 1, 2021, using a modified retrospective approach. Effective January 1, 2021, the dilutive effect of the Company’s convertible and exchangeable notes is calculated using the if-converted method. Prior to the adoption, the dilutive effect of the convertible and exchangeable notes was calculated using the treasury stock method. Since all of the Company’s convertible and exchangeable notes require net share settlement, using the if-converted method results in a similar dilutive effect as using the treasury stock method under the previous accounting standard, due to the fact that only in-the-money shares are included in the dilutive effect. The Company had 0.2 million and 0.1 million shares of dilutive effect from its convertible and exchangeable notes during the three and six months ended June 30, 2021.
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the three and six months ended June 30, 2021, the Company repurchased 604,995 and 1,122,855 shares of our common stock for approximately $27.0 million and $47.4 million, respectively. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Encore Capital Group, Inc. stockholders	$96,503	$130,332	$191,133	$119,878

Total weighted-average basic shares outstanding	30,909	31,413	31,187	31,361
Dilutive effect of stock-based awards	307	147	335	267
Dilutive effect of convertible and exchangeable senior notes	199	—	100	—
Total weighted-average dilutive shares outstanding	31,415	31,560	31,622	31,628

Basic earnings per share	$3.12	$4.15	$6.13	$3.82
Diluted earnings per share	$3.07	$4.13	$6.04	$3.79
Anti-dilutive employee stock options outstanding were 0 and approximately 7,000 during the three and six months ended June 30, 2021, respectively. Anti-dilutive employee stock options outstanding were approximately 164,000 and 89,000 during each of the three and six months ended June 30, 2020, respectively.
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

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$727	$—	$727
Liabilities
Interest rate swap agreements	—	(2,501)		(2,501)
Cross-currency swap agreements	—	(968)		(968)
Contingent consideration	—		(5,404)	(5,404)

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cross-currency swap agreements	$—	$11,578	$—	$11,578
Interest rate cap contracts	—	659	—	659
Liabilities
Interest rate swap agreements	—	(5,232)	—	(5,232)
Contingent consideration	—	—	(2,957)	(2,957)

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

The following table provides a roll-forward of the fair value of contingent consideration for the six months ended June 30, 2021 and year ended December 31, 2020 (in thousands):

Amount
Balance as of December 31, 2019	$66
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,848
Payment of contingent consideration	(88)
Effect of foreign currency translation	131
Balance as of December 31, 2020	2,957
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,913
Change in fair value of contingent consideration	(388)
Payment of contingent consideration	(113)
Effect of foreign currency translation	35
Balance as of June 30, 2021	$5,404
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 3 measurements. The fair value estimate of these assets was approximately $37.9 million and $42.2 million as of June 30, 2021 and December 31, 2020, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,154,001	$3,530,567	$3,291,918	$3,705,672
Financial Liabilities
Convertible notes and exchangeable notes(1)	422,500	524,195	564,136	622,081
Senior secured notes(2)	1,659,406	1,732,423	1,642,058	1,684,729
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
The following table summarizes the fair value of derivative instruments as included in the Company’s consolidated statements of financial condition (in thousands):

	June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$727	Other assets	$659
Interest rate swap agreements	Other liabilities	(2,501)	Other liabilities	(5,232)
Cross-currency swap agreements	Other liabilities	(968)	Other assets	11,578
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
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. Previously, the Company held four interest rate swap agreements that hedged the risk of USD-LIBOR interest rate fluctuations for the Encore revolving credit facility and term loan facility. As part of the financing transactions completed in September 2020, the Company settled two of the interest rate swap agreements. As of June 30, 2021, there were two interest rate swap agreements outstanding with a total notional amount of $186.2 million. The Company expects to reclassify approximately $4.2 million of net derivative loss from OCI into earnings relating to interest rate swaps within the next 12 months.
In connection with the financing transactions discussed above, the Company entered into cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt and are accounted for as cash flow hedges. As of June 30, 2021, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $415.0 million based on an exchange rate of $1.00 to €0.84, the exchange rate as of June 30, 2021). The Company expects to reclassify approximately $4.4 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.
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

As of June 30, 2021, the Company held two interest rate cap contracts with a notional amount of approximately $958.4 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $474.3 million based on an exchange rate of $1.00 to €0.84, the exchange rate as of June 30, 2021) and matures in 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2020 Cap”) has a notional amount of £350.0 million (approximately $484.1 million based on an exchange rate of $1.00 to £0.72, the exchange rate as of June 30, 2021) and matures in 2023. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2020 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $0.7 million of net derivative loss from OCI into earnings relating to interest rate caps within the next 12 months.
The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$—	$48	Salaries and employee benefits	$—	$(78)
Foreign currency exchange contracts	—	1	General and administrative expenses	—	(6)
Interest rate swap agreements	(37)	(558)	Interest expense	(2,268)	(2,012)
Interest rate cap contracts	(127)	(735)	Interest expense	(109)	(96)
Cross-currency swap agreements	3,507	—	Interest expense / Other (expense) income	3,665	—

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$—	$(341)	Salaries and employee benefits	$—	$49
Foreign currency exchange contracts	—	(44)	General and administrative expenses	—	11
Interest rate swap agreements	(48)	(7,265)	Interest expense	(4,539)	(3,100)
Interest rate cap contracts	68	(2,131)	Interest expense	(216)	(2,638)
Cross-currency swap agreements	(14,822)	—	Interest expense / Other (expense) income	(13,863)	—
Derivatives Not Designated as Hedging Instruments
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. As of June 30, 2021, the Company had no outstanding currency exchange forward contracts that were not designated as cash flow hedging instruments.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments in the Company’s consolidated statements of operations (in thousands):

		Amount of Gain (Loss) Recognized in Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020	2021	2020
Foreign currency exchange contracts	Other income (expense)	$—	$2,028	$—	$3,971
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

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Purchase price	$142,728	$147,939	$312,906	$362,052
Allowance for credit losses	350,537	371,424	725,112	892,618
Amortized cost	493,265	519,363	1,038,018	1,254,670
Noncredit discount	658,358	786,512	1,442,470	1,754,227
Face value	1,151,623	1,305,875	2,480,488	3,008,897
Write-off of amortized cost	(493,265)	(519,363)	(1,038,018)	(1,254,670)
Write-off of noncredit discount	(658,358)	(786,512)	(1,442,470)	(1,754,227)
Negative allowance	142,728	147,939	312,906	362,052
Negative allowance for expected recoveries - current period purchases	$142,728	$147,939	$312,906	$362,052
The following table summarizes the changes in the balance of the investment in receivable portfolios during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$3,225,678	$3,166,018	$3,291,918	$3,328,150
Purchases of receivable portfolios	142,728	147,939	312,906	362,052
Deconsolidation of receivable portfolios(1)	—	(2,822)	—	(2,822)
Put-backs and Recalls	(3,204)	(6,326)	(6,357)	(11,394)
Disposals and transfers to assets held for sale	(2,647)	(1,182)	(4,312)	(2,713)
Cash collections	(612,427)	(508,215)	(1,218,888)	(1,035,494)
Revenue from receivable portfolios	328,150	335,287	666,168	692,652
Changes in expected current period recoveries	109,396	108,572	200,797	118,887
Changes in expected future period recoveries	(43,218)	(42,565)	(90,082)	(151,541)
Foreign currency adjustments	9,545	4,535	1,851	(96,536)
Balance, end of period	$3,154,001	$3,201,241	$3,154,001	$3,201,241
_______________________
(1)Deconsolidation of receivable portfolios as a result of the Company’s divestiture of its investment in Brazil.

Changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the six months ended June 30, 2021 significantly outperformed the projected cash flows. The Company believes the collection over-performance was a result of its sustained improvements in portfolio collections driven by change in consumer behavior during the COVID-19 pandemic and its liquidation improvement initiatives. The over-performance was also driven by higher collections as compared to the reduced near-term expected recoveries as a result of adjustments made to the projected cash flow forecast during recent periods associated with the COVID-19 pandemic.

While the Company now has additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic, as well as related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the three months ended June 30, 2021, management considered historical and current collection performance, as well as the uncertainty in economic forecasts in the geographies in which we operate, and believes that for certain static pools collections over-performance resulted in increased total expected recoveries, and for other static pools the over-performance continued to be the result of a shift forward in timing rather than an increase in total estimated remaining collections. Additionally, management believes that the relevant macroeconomic conditions have improved and therefore no longer materially impacts the Company’s collections performance. As a result of a combination of the above, the Company has updated its forecast, resulting in a net reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $43.2 million and $90.1 million during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company recorded approximately $42.6 million and $151.5 million, respectively, in negative change in expected future period recoveries. The circumstances around this pandemic continue to rapidly evolve, and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$69,151	$72,164
Identifiable intangible assets, net	41,193	45,012
Real estate owned	37,940	42,173
Deferred tax assets	35,309	33,202
Prepaid expenses	26,120	26,717
Service fee receivables	22,756	26,539
Equity method investments	17,026	10,155
Other financial receivables	5,569	12,238
Income tax deposits	791	35,853
Other	36,223	45,109
Total	$292,078	$349,162

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2021. The components of the Company’s consolidated borrowings were as follows (in thousands):

	June 30, 2021	December 31, 2020
Global senior secured revolving credit facility	$330,318	$481,007
Encore private placement notes	127,060	146,550
Senior secured notes	1,667,865	1,651,619
Convertible notes and exchangeable notes	422,500	583,500
Cabot securitisation senior facility	484,078	478,131
Other	22,992	24,398
Finance lease liabilities	8,951	8,288
	3,063,764	3,373,493
Less: debt discount and issuance costs, net of amortization	(64,468)	(91,859)
Total	$2,999,296	$3,281,634
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In previous periods, the Company referred to this facility as the Cabot Credit Facility. As of June 30, 2021, the Global Senior Facility provided for a total committed facility of $1,050.0 million that matures in September 2024 and included the following key provisions:
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
As of June 30, 2021, the outstanding borrowings under the Global Senior Facility were $330.3 million. The weighted average interest rate of the Global Senior Facility was 3.25% for both the three and six months ended June 30, 2021. The weighted average interest rate of the previous Cabot Credit Facility was 3.15% and 3.36% for the three and six months ended June 30, 2020, respectively. The weighted average interest rate of the previous Encore revolving credit facility was 3.52% and 4.01% for the three and six months ended June 30, 2020, respectively. Available capacity under the Global Senior Facility was approximately $719.7 million as of June 30, 2021.

Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Private Placement Notes”). As of June 30, 2021, $127.1 million of the Private Placement Notes remained outstanding. The Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	June 30, 2021	December 31, 2020	Maturity Date	Interest Payment Dates	Interest Rate
Cabot 2023 Notes	$—	$309,034	Oct 1, 2023	Apr 1, Oct 1	7.500%
Encore 2025 Notes	415,046	426,752	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	414,924	409,827	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	345,770	—	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	492,125	506,006	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,667,865	$1,651,619
_______________________
(1)Interest rate is based on a three-months EURIBOR (subject to a 0% floor) plus 4.250% per annum, resets quarterly.

On June 1, 2021, Encore issued £250.0 million (approximately $345.8 million based on an exchange rate of $1.00 to £0.72, the exchange rate as of June 30, 2021) aggregate principal amount of senior secured notes due 2028 (the “Encore 2028 Notes”). The Encore 2028 Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. The Encore 2028 Notes will mature on June 1, 2028, unless earlier repurchased or redeemed by the Company. Encore used the proceeds from the offering to redeem in full the then outstanding £226.2 million (approximately $312.9 million based on an exchange rate of $1.00 to £0.72, the exchange rate as of June 30, 2021) aggregate principal amount of 7.500% senior secured notes due 2023 (the “Cabot 2023 Notes”) at a redemption price of 101.875%, and to pay certain transaction fees and expenses incurred in connection with the offering. The Company recognized a loss on extinguishment of debt of approximately $9.3 million associated with this transaction during the three months ended June 30, 2021.

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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	June 30, 2021	December 31, 2020	Maturity Date	Interest Payment Dates	Interest Rate
2021 Convertible Notes(1)	$—	$161,000	Mar 15, 2021	Mar 15, Sep 15	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	Mar 15, Sep 15	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
	$422,500	$583,500
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
Prior to the close of business on the business day immediately preceding their respective free conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion or exchange dates until the close of business on the second scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of June 30, 2021 are listed below:

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
Interest expense related to the Convertible Notes and Exchangeable Notes during the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense—stated coupon rate	$3,972	$5,799	$8,895	$11,598
Interest expense—amortization of debt discount	—	3,095	—	6,139
Interest expense—Convertible Notes and Exchangeable Notes	$3,972	$8,894	$8,895	$17,737
Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the exchange price of the 2023 Exchangeable Notes, the Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
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
As of June 30, 2021, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $484.1 million based on an exchange rate of $1.00 to £0.72, the exchange rate as of June 30, 2021). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £366.1 million (approximately $506.3 million based on an exchange rate of $1.00 to £0.72, the exchange rate as of June 30, 2021) as of June 30, 2021. The weighted average interest rate was 3.11% for the three and six months ended June 30, 2021 and 3.14% and 3.33% for the three and six months ended June 30, 2020, respectively.
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
As of June 30, 2021, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Income Taxes
The Company's effective tax rate for the three and six months ended June 30, 2021 was 20.3% and 21.2%, respectively. For the three and six months ended June 30, 2020, the Company's effective tax rate was 21.4% and 25.0%, respectively. For the three months ended June 30, 2021, the difference between the effective tax rate and the federal statutory rate was primarily due to a tax benefit recognized on the U.K. tax rate adjustment which passed legislation in the current period, and is effective from April 2023. For the six months ended June 30, 2020, the difference between the effective tax rate and the federal statutory rate was primarily due to a change in valuation allowance over consolidated pre-tax loss for the period, recognized in the period under the discrete method. The Company utilized the discrete method for recording income taxes during 2020 due to uncertainty in estimating annual pre-tax earnings, primarily due to the COVID-19 pandemic. The Company returned to using the estimated annual effective tax rate method beginning January 1, 2021.
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
The Company's subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2021 and 2020, was immaterial.

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
As of June 30, 2021, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2021, the Company has no material reserves for legal matters.
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
As of June 30, 2021, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $277.7 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues(1):
United States	$288,491	$286,767	$576,278	$494,985
International
Europe(2)	134,991	135,490	258,893	211,455
Other geographies	4,253	3,776	9,401	8,674
	139,244	139,266	268,294	220,129
Total	$427,735	$426,033	$844,572	$715,114
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and six months ended June 30, 2021 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$912,170	$839,301	$906,962	$884,185
Effect of foreign currency translation	2,897	(1,277)	8,105	(46,161)
Balance, end of period	$915,067	$838,024	$915,067	$838,024
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$68,722	$(28,183)	$40,539	$66,796	$(22,714)	$44,082
Developed technologies	2,658	(2,545)	113	5,048	(4,760)	288
Trade name and other	1,587	(1,046)	541	6,644	(6,002)	642
Total intangible assets	$72,967	$(31,774)	$41,193	$78,488	$(33,476)	$45,012

Note 13: Subsequent Event
On July 30, 2021, certain subsidiaries of the Company entered into an agreement to sell the entities that own the Company’s portfolios in Colombia and Peru. The Company expects that the sale will be completed in the third quarter of 2021 and estimates that the Company will incur an approximately $15 million after-tax loss as a result of the sale. The majority of the loss will be attributable to the recognition of the cumulative foreign currency translation adjustment on the Company’s investment as a result of weakening of the currencies in Colombia and Peru as compared to the U.S. dollar over the term of the investment.

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

Recent Developments
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns (including court closures in certain jurisdictions). While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations for an indefinite period of time. Through a combination of work-from-home and social distancing, we remain fully operational in all the markets we serve. As a result of the COVID-19 pandemic and the resulting containment measures, we have observed, among other things: a decrease in supply in the U.S. driven mainly by a decrease in charge-off rates; and a decrease in supply in Europe, which we believe is driven by both a decrease in charge-off rates and decreased sales as the banks focus on their customers’ needs.
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
On October 30, 2020, the CFPB issued final rules in the form of a new Regulation F to implement the Fair Debt Collection Practices Act, which rules restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers and limits relating to telephonic communications. On December 18, 2020, the CFPB also issued an additional debt collection final rule focused on consumer disclosures. This final rule amends Regulation F to provide additional requirements regarding validation information and disclosures provided at the outset of debt collection communications, prohibit suits and threats of suits regarding time-barred debt, and identify actions that must be taken before a debt collector may report information about a debt to consumer reporting agencies. The rules will become effective on November 30, 2021. Based on our assessment of the rules, we believe that the new rules will not have a material incremental effect on our operations.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the second quarter remained in line with previous periods. Issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply. We have observed a decrease in supply as a result of the COVID-19 pandemic, but expect supply to ultimately increase.
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
Across all of our European markets, we are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply of portfolios to purchase. Due to the COVID-19 pandemic, banks decreased portfolio sales during 2020 in order to focus on customers’ needs. While we have seen a resumption of sales activity across many of our European markets in 2021, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter as banks seek to re-establish a more stable debt sales strategy. In general, supply continued to ramp up through the second quarter, though remains below pre-pandemic levels while portfolio pricing has become more competitive across our European footprint.

Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios purchased during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MCM (United States)	$89,539	$124,823	$181,891	$310,075
Cabot (Europe)	53,189	23,116	131,015	51,977
Total purchases of receivable portfolios	$142,728	$147,939	$312,906	$362,052
During the three months ended June 30, 2021, we invested $142.7 million to acquire receivable portfolios, with face values aggregating $1.2 billion, for an average purchase price of 12.4% of face value. The amount invested in receivable portfolios decreased $5.2 million, or 3.5%, compared with the $147.9 million invested during the three months ended June 30, 2020, to acquire receivable portfolios with face values aggregating $1.3 billion, for an average purchase price of 11.3% of face value.
During the six months ended June 30, 2021, we invested $312.9 million to acquire receivable portfolios, with face values aggregating $2.5 billion, for an average purchase price of 12.6% of face value. The amount invested in receivable portfolios decreased $49.2 million, or 13.6%, compared with the $362.1 million invested during the six months ended June 30, 2020, to acquire receivable portfolios with face values aggregating $3.0 billion, for an average purchase price of 12.0% of face value.
In the United States, purchases of receivable portfolios decreased during the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year. The majority of our purchases in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The decrease in purchases in the U.S. is a result of a decrease in supply, which we believe is temporary.
In Europe, purchases of receivable portfolios increased during the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year. The increases were primarily the result of a relatively limited supply of portfolios and a continuation of our selective purchasing process in conjunction with a plan to reduce European debt leverage during the three and six months ended June 30, 2020. The increases were also attributable to the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
During the three months ended June 30, 2021, we also invested $1.2 million in REO assets. We did not deploy any capital on REO assets during the three months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, we invested $3.6 million and $1.2 million in REO assets, respectively.

Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our purchased receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections by third parties to whom we pay a fee or commission. We utilize this channel to supplement capacity in our internal call centers, to service accounts in regions where we do not have collections operations or for accounts purchased where we maintain the collection agency servicing relationship. The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MCM (United States):
Call center and digital collections	$259,580	$248,853	$527,564	$463,091
Legal collections	175,415	133,597	339,747	291,623
Collection agencies	2,455	3,602	5,712	6,067
Subtotal	437,450	386,052	873,023	760,781
Cabot (Europe):
Call center and digital collections	85,130	53,235	155,681	117,024
Legal collections	43,717	32,036	92,782	74,936
Collection agencies	39,507	31,100	82,492	68,514
Subtotal	168,354	116,371	330,955	260,474
Other geographies:
Collection agencies	6,623	5,792	14,910	14,239
Subtotal	6,623	5,792	14,910	14,239
Total collections from purchased receivables	$612,427	$508,215	$1,218,888	$1,035,494
Gross collections from purchased receivables increased by $104.2 million, or 20.5%, to $612.4 million during the three months ended June 30, 2021, from $508.2 million during the three months ended June 30, 2020. Gross collections from purchased receivables increased by $183.4 million, or 17.7%, to $1,218.9 million during the six months ended June 30, 2021, from $1,035.5 million during the six months ended June 30, 2020.
Gross collections from receivable portfolios in the United States increased significantly. The increase was primarily driven by changes in consumer behavior during the COVID-19 pandemic, an increase in legal channel collections and our continued effort in improving liquidation. We are frequently being called upon by our consumers to assist them with their financial recovery through inbound calls and online digital interaction. The large volume of consumer contact resulted in a significant increase in collections and improved our operating efficiency.
The increase in collections from purchased receivables in Europe was primarily due to reduced collections in the prior year resulting from the impacts of the COVID-19 pandemic and the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
The COVID-19 pandemic and the resulting containment measures, including impacts to the legal collections process, negatively affected legal collections during the three and six months ended June 30, 2020. We are closely monitoring the impacts of the COVID-19 pandemic on collections and cost-to-collect.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2021		2020
Revenues
Revenue from receivable portfolios	$328,150	76.7%	$335,287	78.7%
Changes in expected current and future recoveries	66,178	15.5%	66,007	15.5%
Servicing revenue	32,064	7.5%	23,950	5.6%
Other revenues	1,343	0.3%	789	0.2%
Total revenues	427,735	100.0%	426,033	100.0%
Operating expenses
Salaries and employee benefits	97,774	23.0%	90,867	21.3%
Cost of legal collections	66,900	15.6%	37,356	8.8%
General and administrative expenses	34,823	8.1%	28,618	6.7%
Other operating expenses	28,228	6.6%	28,275	6.6%
Collection agency commissions	13,677	3.2%	10,683	2.5%
Depreciation and amortization	12,046	2.8%	10,542	2.5%
Total operating expenses	253,448	59.3%	206,341	48.4%
Income from operations	174,287	40.7%	219,692	51.6%
Other (expense) income
Interest expense	(44,159)	(10.3)%	(50,327)	(11.8)%
Loss on extinguishment of debt	(9,300)	(2.2)%	—	0.0%
Other income (expense)	566	0.1%	(3,011)	(0.7)%
Total other expense	(52,893)	(12.4)%	(53,338)	(12.5)%
Income before income taxes	121,394	28.3%	166,354	39.1%
Provision for income taxes	(24,607)	(5.8)%	(35,570)	(8.3)%
Net income	96,787	22.5%	130,784	30.8%
Net income attributable to noncontrolling interest	(284)	(0.1)%	(452)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$96,503	22.4%	$130,332	30.7%

	Six Months Ended June 30,
	2021		2020
Revenues
Revenue from receivable portfolios	$666,168	78.9%	$692,652	96.9%
Changes in expected current and future recoveries	110,715	13.1%	(32,654)	(4.6)%
Servicing revenue	64,580	7.6%	52,630	7.4%
Other revenues	3,109	0.4%	2,486	0.3%
Total revenues	844,572	100.0%	715,114	100.0%
Operating expenses
Salaries and employee benefits	194,230	23.0%	183,965	25.7%
Cost of legal collections	134,042	15.9%	103,635	14.5%
General and administrative expenses	66,971	7.9%	60,495	8.5%
Other operating expenses	56,669	6.7%	55,439	7.8%
Collection agency commissions	26,501	3.1%	23,859	3.3%
Depreciation and amortization	23,558	2.8%	20,827	2.9%
Total operating expenses	501,971	59.4%	448,220	62.7%
Income from operations	342,601	40.6%	266,894	37.3%
Other (expense) income
Interest expense	(90,685)	(10.7)%	(104,989)	(14.7)%
Loss on extinguishment of debt	(9,300)	(1.1)%	—	0.0%
Other income (expense)	511	0.1%	(1,572)	(0.2)%
Total other expense	(99,474)	(11.7)%	(106,561)	(14.9)%
Income before income taxes	243,127	28.9%	160,333	22.4%
Provision for income taxes	(51,575)	(6.1)%	(40,128)	(5.6)%
Net income	191,552	22.8%	120,205	16.8%
Net income attributable to noncontrolling interest	(419)	0.0%	(327)	0.0%
Net income attributable to Encore Capital Group, Inc. stockholders	$191,133	22.8%	$119,878	16.8%

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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue recognized from portfolio basis	$315,417	$321,693	$(6,276)	(2.0)%
ZBA revenue	12,733	13,594	(861)	(6.3)%
Revenue from receivable portfolios	328,150	335,287	(7,137)	(2.1)%

Changes in expected current period recoveries	109,396	108,572	824	0.8%
Changes in expected future period recoveries	(43,218)	(42,565)	(653)	1.5%
Changes in expected current and future recoveries	66,178	66,007	171	0.3%

Servicing revenue	32,064	23,950	8,114	33.9%
Other revenues	1,343	789	554	70.2%
Total revenues	$427,735	$426,033	$1,702	0.4%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue recognized from portfolio basis	$639,671	$662,508	$(22,837)	(3.4)%
ZBA revenue	26,497	30,144	(3,647)	(12.1)%
Revenue from receivable portfolios	666,168	692,652	(26,484)	(3.8)%

Changes in expected current period recoveries	200,797	118,887	81,910	68.9%
Changes in expected future period recoveries	(90,082)	(151,541)	61,459	(40.6)%
Changes in expected current and future recoveries	110,715	(32,654)	143,369	(439.1)%

Servicing revenue	64,580	52,630	11,950	22.7%
Other revenues	3,109	2,486	623	25.1%
Total revenues	$844,572	$715,114	$129,458	18.1%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 11.2% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by 9.2% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
The decreases in revenue recognized from portfolio basis during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily due to lower portfolio basis driven by the negative changes in expected future period recoveries and a lower volume of purchases in recent quarters.

As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools.
Under CECL, changes in expected current period recoveries represent over and under-performance in the reporting period. Collections during the three and six months ended June 30, 2021 significantly outperformed the projected cash flows. We believe the collection over-performance was a result of our sustained improvements in portfolio collections driven by change in consumer behavior during the COVID-19 pandemic and our liquidation improvement initiatives. The over-performance was also driven by higher collections as compared to the reduced near-term expected recoveries as a result of adjustments made to our projected cash flow forecast during recent periods associated with the COVID-19 pandemic.
While we now have additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic, as well as related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the three months ended June 30, 2021, management considered historical and current collection performance, as well as the uncertainty in economic forecasts in the geographies in which we operate, and believes that for certain static pools collections over-performance resulted in increased total expected recoveries, and for other static pools the over-performance continued to be the result of a shift forward in timing rather than an increase in total estimated remaining collections. Additionally, management believes that the relevant macroeconomic conditions have improved and therefore no longer materially impacts our collections performance. As a result of a combination of the above, we have updated our forecast, resulting in a net reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $43.2 million and $90.1 million during the three and six months ended June 30, 2021, respectively. The circumstances around this pandemic are evolving rapidly and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly. During the three and six months ended June 30, 2020, we recorded approximately $42.6 million and $151.5 million, respectively, in negative change in expected future period recoveries. The circumstances around this pandemic continue to rapidly evolve, and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2021			As of June 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$11,670	$11,670	$—	$—	—%
2011	6,130	4,439	1,715	1,698	88.6%
2012	6,748	4,548	2,014	3,541	42.0%
2013	16,434	12,436	3,541	10,001	40.5%
2014	9,429	5,914	297	27,185	6.7%
2015	11,922	5,526	96	42,194	3.9%
2016	24,562	10,334	2,876	78,397	4.0%
2017	40,467	19,085	5,042	109,141	5.3%
2018	61,404	26,308	7,600	210,444	3.8%
2019	107,628	45,634	10,530	363,949	3.8%
2020	114,819	49,858	39,148	431,771	3.7%
2021	26,237	15,111	4,385	174,213	4.2%
Subtotal	437,450	210,863	77,244	1,452,534	4.4%
Europe:
ZBA	26	26	—	—	—%
2013	24,544	21,158	(12,233)	201,746	3.2%
2014	22,211	16,786	(9,639)	171,426	3.0%
2015	15,826	10,347	(932)	137,364	2.4%
2016(1)	13,410	10,315	3,136	125,813	2.9%
2017	22,165	14,072	(877)	241,816	1.9%
2018	21,314	13,906	(4,105)	284,162	1.6%
2019	23,400	13,017	2,929	228,306	1.8%
2020	16,258	8,718	6,582	124,618	2.3%
2021	9,200	5,825	2,993	127,953	1.9%
Subtotal	168,354	114,170	(12,146)	1,643,204	2.2%
Other geographies:
ZBA	1,037	1,037	—	—	—%
2014(1)	775	347	123	42,837	95.5%
2015(1)	1,125	434	319	2,759	96.7%
2016	546	240	130	1,049	6.2%
2017(1)	1,720	612	229	8,294	6.2%
2018	1,380	425	282	3,184	3.7%
2019	40	22	(3)	140	4.6%
Subtotal	6,623	3,117	1,080	58,263	8.2%
Total	$612,427	$328,150	$66,178	$3,154,001	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Three Months Ended June 30, 2020			As of June 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,783	$12,793	$—	$—	—%
2011	6,219	5,258	986	2,037	88.6%
2012	6,637	5,960	622	4,734	42.0%
2013	16,139	13,980	2,280	11,673	40.5%
2014	11,836	8,879	413	42,223	6.7%
2015	18,192	8,294	2,315	66,266	3.8%
2016	32,383	14,859	4,928	121,260	3.8%
2017	53,067	27,126	8,826	160,945	5.2%
2018	80,548	40,622	8,554	330,994	3.8%
2019	102,208	68,373	8,973	576,090	3.8%
2020	46,040	23,621	18,825	295,844	3.7%
Subtotal	386,052	229,765	56,722	1,612,066	4.3%
Europe:
ZBA	42	42	—	—	—%
2013	19,950	20,484	(682)	214,729	3.2%
2014	18,197	16,611	2,604	186,825	3.0%
2015	11,683	10,204	3,036	144,087	2.4%
2016(1)	10,511	10,089	2,164	125,458	2.8%
2017	19,002	14,484	(222)	255,956	1.9%
2018	17,453	14,193	(325)	303,117	1.6%
2019	16,489	13,156	1,051	237,120	1.8%
2020	3,044	2,611	1,325	51,822	2.3%
Subtotal	116,371	101,874	8,951	1,519,114	2.3%
Other geographies:
ZBA	762	759	—	—	—%
2014 (1)	1,349	318	48	46,925	102.6%
2015(1)	948	489	144	3,429	96.7%
2016	446	398	40	1,801	7.2%
2017(1)	1,214	943	39	11,489	6.2%
2018	1,034	707	64	6,168	3.7%
2019	39	34	(1)	249	4.6%
Subtotal	5,792	3,648	334	70,061	7.3%
Total	$508,215	$335,287	$66,007	$3,201,241	3.4%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Six Months Ended June 30, 2021			As of June 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$24,171	$24,171	$—	$—	—%
2011	12,317	9,112	3,199	1,698	88.6%
2012	13,054	9,559	3,007	3,541	42.0%
2013	30,034	25,410	4,892	10,001	40.5%
2014	18,904	12,585	(429)	27,185	6.7%
2015	24,916	11,564	2,713	42,194	3.9%
2016	50,940	21,515	9,896	78,397	4.0%
2017	83,985	40,225	14,643	109,141	5.3%
2018	129,762	55,895	18,294	210,444	3.8%
2019	222,318	97,395	20,012	363,949	3.8%
2020	227,961	104,110	60,256	431,771	3.7%
2021	34,661	18,940	8,446	174,213	4.2%
Subtotal	873,023	430,481	144,929	1,452,534	4.4%
Europe:
ZBA	60	60	—	—	—%
2013	49,292	43,541	(25,821)	201,746	3.2%
2014	44,688	34,376	(17,050)	171,426	3.0%
2015	30,822	21,238	(6,339)	137,364	2.4%
2016(1)	27,406	20,994	2,197	125,813	2.9%
2017	45,311	28,656	(3,037)	241,816	1.9%
2018	43,026	28,202	(7,112)	284,162	1.6%
2019	47,379	26,460	4,367	228,306	1.8%
2020	31,379	17,421	12,383	124,618	2.3%
2021	11,592	7,838	3,857	127,953	1.9%
Subtotal	330,955	228,786	(36,555)	1,643,204	2.2%
Other geographies:
ZBA	2,266	2,266	—	—	—%
2014(1)	2,027	743	264	42,837	95.5%
2015(1)	2,317	976	687	2,759	96.7%
2016	1,181	545	274	1,049	6.2%
2017(1)	3,989	1,362	535	8,294	6.2%
2018	3,020	960	574	3,184	3.7%
2019	110	49	7	140	4.6%
Subtotal	14,910	6,901	2,341	58,263	8.2%
Total	$1,218,888	$666,168	$110,715	$3,154,001	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Six Months Ended June 30, 2020			As of June 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Expected Current and Future Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$28,057	$28,067	$—	$—	—%
2011	13,468	12,123	771	2,037	88.6%
2012	15,132	13,624	142	4,734	42.0%
2013	33,826	32,116	(1,704)	11,673	40.5%
2014	26,427	18,968	(1,613)	42,223	6.7%
2015	36,494	17,603	1,236	66,266	3.8%
2016	65,760	31,644	2,516	121,260	3.8%
2017	108,502	57,976	7,723	160,945	5.2%
2018	169,966	87,560	(7,075)	330,994	3.8%
2019	204,742	140,421	6,869	576,090	3.8%
2020	58,407	31,796	13,815	295,844	3.7%
Subtotal	760,781	471,898	22,680	1,612,066	4.3%
Europe:
ZBA	100	100	—	—	—%
2013	45,209	42,746	(6,988)	214,729	3.2%
2014	41,468	34,498	(2,368)	186,825	3.0%
2015	26,856	21,393	940	144,087	2.4%
2016(1)	23,613	21,348	(8,864)	125,458	2.8%
2017	42,496	30,180	(9,914)	255,956	1.9%
2018	40,111	29,855	(22,818)	303,117	1.6%
2019	36,595	27,448	(6,582)	237,120	1.8%
2020	4,026	4,011	1,574	51,822	2.3%
Subtotal	260,474	211,579	(55,020)	1,519,114	2.3%
Other geographies:
ZBA	1,980	1,977	—	—	—%
2014(1)	2,523	863	29	46,925	102.6%
2015(1)	2,505	1,430	220	3,429	96.7%
2016	1,417	1,084	(209)	1,801	7.2%
2017(1)	3,089	2,083	(284)	11,489	6.2%
2018	2,614	1,662	(56)	6,168	3.7%
2019	111	76	(14)	249	4.6%
Subtotal	14,239	9,175	(314)	70,061	7.3%
Total	$1,035,494	$692,652	$(32,654)	$3,201,241	3.4%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
The increases in servicing revenues during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily attributable to increased fee-based income driven by growth in BPO operations in Cabot and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.
Other revenues increased during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, primarily driven by the increased sale of real estate assets and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$97,774	$90,867	$6,907	7.6%
Cost of legal collections	66,900	37,356	29,544	79.1%
General and administrative expenses	34,823	28,618	6,205	21.7%
Other operating expenses	28,228	28,275	(47)	(0.2)%
Collection agency commissions	13,677	10,683	2,994	28.0%
Depreciation and amortization	12,046	10,542	1,504	14.3%
Total operating expenses	$253,448	$206,341	$47,107	22.8%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$194,230	$183,965	$10,265	5.6%
Cost of legal collections	134,042	103,635	30,407	29.3%
General and administrative expenses	66,971	60,495	6,476	10.7%
Other operating expenses	56,669	55,439	1,230	2.2%
Collection agency commissions	26,501	23,859	2,642	11.1%
Depreciation and amortization	23,558	20,827	2,731	13.1%
Total operating expenses	$501,971	$448,220	$53,751	12.0%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by approximately 11.2% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and by 9.2% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increases in salaries and employee benefits during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily due to the following reasons:
•Increased headcount in our fee-based business in Cabot driven by growth in BPO operations;
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Court costs	$39,736	$16,347	$23,389	143.1%
Legal collection fees	27,164	21,009	6,155	29.3%
Total cost of legal collections	$66,900	$37,356	$29,544	79.1%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Court costs	$81,396	$57,702	$23,694	41.1%
Legal collection fees	52,646	45,933	6,713	14.6%
Total cost of legal collections	$134,042	$103,635	$30,407	29.3%
Cost of legal collections increased driven by increased legal channel collections. Beginning in late March of 2020, our legal collection channel spending reduced substantially due to court closures in certain jurisdictions as a result of the COVID-19 pandemic, the legal collection channel spending has gradually increased and are now back to historical levels.
General and Administrative Expenses
The increases in general and administrative expense during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily due to the following reasons:
•Increased information technology related expense;
•Increased building rent expense attributable to new leases entered into in Europe during the second half of 2020.
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Other Operating Expenses
Other operating expenses during the three months ended June 30, 2021 remained consistent as compared to the three months ended June 30, 2020.
Other operating expenses increased during the six months ended June 30, 2021 as compared to the corresponding period in the prior year primarily due to the following reasons:
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

Depreciation and Amortization
The increases in depreciation and amortization expense during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily due the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Interest Expense
The following tables summarize our interest expense (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Stated interest on debt obligations	$39,505	$44,127	$(4,622)	(10.5)%
Amortization of debt issuance costs	4,155	3,017	1,138	37.7%
Amortization of debt discount	499	3,183	(2,684)	(84.3)%
Total interest expense	$44,159	$50,327	$(6,168)	(12.3)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Stated interest on debt obligations	$81,281	$92,882	$(11,601)	(12.5)%
Amortization of debt issuance costs	8,552	5,795	2,757	47.6%
Amortization of debt discount	852	6,312	(5,460)	(86.5)%
Total interest expense	$90,685	$104,989	$(14,304)	(13.6)%
In September 2020, we entered into various transactions, agreements and amendments related to our borrowings and completed the implementation of our new global funding structure. In November and December 2020, we completed two offerings of senior secured notes, partially redeemed our Cabot senior secured notes due 2023 and fully redeemed our Cabot floating rate notes due 2024. In June 2021, we completed an offering of senior secured notes due 2028 and fully redeemed the remaining outstanding portion of our Cabot senior secured notes due 2023. These refinancing transactions successfully reduced the interest rates on our outstanding borrowings.
The decreases in interest expense during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily due to the following reasons:
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
Loss on Extinguishment of Debt
During the three months ended June 30, 2021, we recorded $9.3 million of loss on extinguishment of debt in connection with the redemption of our Cabot senior secured notes due 2023. Refer to “Note 7: Borrowings” in the notes to our consolidated financial statements for details of our financing activities.
Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $0.6 million and other expense was $3.0 million during the three months ended June 30, 2021 and 2020, respectively. Other income was $0.5 million during the six months ended June 30, 2021 and other expense was $1.6 million during the six months ended June 30, 2020.
Other income recognized during the three and six months ended June 30, 2021 primarily included the fair value changes for currency exchange forward contracts which were not designated as hedge instruments for accounting purposes. Other expense recognized during the three and six months ended June 30, 2020 primarily included a loss of $4.8 million as a result of the divestiture of our investment in Brazil. This loss was partially offset by other income from fair value changes for currency exchange forward contracts which were not designated as hedge instruments for accounting purposes.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for income taxes	$24,607	$35,570	$51,575	$40,128
Effective tax rate	20.3%	21.4%	21.2%	25.0%
For the three months ended June 30, 2021, the difference between our effective tax rate and the federal statutory rate was primarily due to a tax benefit recognized on the U.K. tax rate adjustment which passed legislation in the current period, and is effective from April 2023. For the six months ended June 30, 2020, the difference between our effective tax rate and the federal statutory rate was primarily due to a change in valuation allowance over consolidated pre-tax loss for the period, recognized in the period under the discrete method. We utilized the discrete method for recording income taxes during 2020 due to uncertainty in estimating annual pre-tax earnings primarily due to the COVID-19 pandemic. We returned to using the estimated annual effective tax rate method beginning January 1, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net income, as reported	$96,787	$130,784	$191,552	$120,205
Adjustments:
Interest expense	44,159	50,327	90,685	104,989
Interest income	(426)	(559)	(900)	(1,559)
Provision for income taxes	24,607	35,570	51,575	40,128
Depreciation and amortization	12,046	10,542	23,558	20,827
Stock-based compensation expense	5,651	4,778	9,056	9,305
Acquisition, integration and restructuring related expenses(1)	—	4,776	—	4,963
Loss on extinguishment of debt	9,300	—	9,300	—
Adjusted EBITDA	$192,124	$236,218	$374,826	$298,858
Collections applied to principal balance(2)	$224,074	$106,921	$453,584	$375,496
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP total operating expenses, as reported	$253,448	$206,341	$501,971	$448,220
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(43,267)	(42,386)	(85,920)	(83,875)
Stock-based compensation expense	(5,651)	(4,778)	(9,056)	(9,305)
Acquisition, integration and restructuring related expenses(2)	—	32	—	(155)
Adjusted operating expenses related to portfolio purchasing and recovery business	$204,530	$159,209	$406,995	$354,885
________________________
(1)Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from other operating segments that primarily engage in fee-based business, as well as corporate overhead not related to our portfolio purchasing and recovery business.
(2)Amount represents acquisition, integration and restructuring related operating expenses. We adjust for this amount because we believe these operating expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	33.7%	32.0%	34.1%	35.7%
Europe	31.6%	27.7%	30.5%	28.9%
Other geographies	57.1%	59.7%	54.3%	55.5%
Overall cost per dollar collected	33.4%	31.3%	33.4%	34.3%
Cost-to-collect increased during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to higher spending in our legal channel and an increase in legal channel collections as a percentage in the total collection mix. The legal collection channel usually has a higher cost-to-collect than other collection channels. Beginning in late March of 2020, our legal collection channel spending reduced substantially due to court closures in certain jurisdictions as a result of the COVID-19 pandemic. Since that time legal collection channel spending has gradually increased and has now returned to historical levels.
Cost-to-collect decreased during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to our continued improvement in operational efficiencies in the collection process, partially offset by the shift in collection mix to the relatively higher cost legal collection channel.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2021
		<2012	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total(2)	Multiple(3)
United States:
<2012	$2,143,758	$3,983,166	$760,285	$554,597	$391,737	$293,528	$206,933	$155,456	$121,545	$99,300	$77,101	$35,371	$6,679,019	3.1
2012	548,804		187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	27,797	13,150	1,288,701	2.3
2013	551,892			230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	31,055	1,564,209	2.8
2014	517,662				144,178	307,814	216,357	142,147	94,929	69,059	47,628	18,904	1,041,016	2.0
2015	499,131					105,610	231,102	186,391	125,673	85,042	64,133	24,916	822,867	1.6
2016	553,227						110,875	283,035	234,690	159,279	116,452	50,940	955,271	1.7
2017	528,188							111,902	315,853	255,048	193,328	83,985	960,116	1.8
2018	630,623								175,042	351,696	308,302	129,762	964,802	1.5
2019	677,086									174,693	416,315	222,318	813,326	1.2
2020	539,353										213,450	227,961	441,411	0.8
2021	181,487											34,661	34,661	0.2
Subtotal	7,371,211	3,983,166	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	873,023	15,565,399	2.1
Europe:
2013	619,079			134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	49,292	1,296,684	2.1
2014	623,129				135,549	198,127	156,665	137,806	129,033	105,337	84,255	44,688	991,460	1.6
2015	419,941					65,870	127,084	103,823	88,065	72,277	55,261	30,860	543,240	1.3
2016	258,218						44,641	97,587	83,107	63,198	51,609	27,428	367,570	1.4
2017	461,571							68,111	152,926	118,794	87,549	45,311	472,691	1.0
2018	433,302								49,383	118,266	78,846	43,026	289,521	0.7
2019	273,354									44,118	80,502	47,379	171,999	0.6
2020	116,899										22,721	31,379	54,100	0.5
2021	131,015											11,592	11,592	0.1
Subtotal	3,336,508	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	330,955	4,198,857	1.3
Other geographies:
2012	6,721			3,848	2,561	1,208	542	551	422	390	294	155	9,971	1.5
2013	29,568			6,617	17,615	10,334	4,606	3,339	2,468	1,573	1,042	543	48,137	1.6
2014	86,989				9,652	16,062	18,403	9,813	7,991	6,472	4,300	2,298	74,991	0.9
2015	83,198					15,061	57,064	43,499	32,622	17,499	4,688	2,317	172,750	2.1
2016	64,450						29,269	39,710	28,992	16,078	5,196	2,478	121,723	1.9
2017	49,670							15,471	23,075	15,383	7,303	3,989	65,221	1.3
2018	26,371								12,910	15,008	5,892	3,020	36,830	1.4
2019	2,668									3,198	245	110	3,553	1.3
Subtotal	349,635	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	14,910	533,176	1.5
Total	$11,057,354	$3,983,166	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$1,218,888	$20,297,432	1.8
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2021, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through June 30, 2021 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections from purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2011	$1,759,968	$5,512,760	$96,226	$5,608,986	3.2
2011	383,790	1,166,259	55,186	1,221,445	3.2
2012	548,804	1,288,701	55,574	1,344,275	2.4
2013(3)	551,892	1,564,209	149,506	1,713,715	3.1
2014(3)	517,662	1,041,016	88,523	1,129,539	2.2
2015	499,131	822,867	97,913	920,780	1.8
2016	553,227	955,271	184,484	1,139,755	2.1
2017	528,188	960,116	307,491	1,267,607	2.4
2018	630,623	964,802	454,385	1,419,187	2.3
2019	677,086	813,326	800,596	1,613,922	2.4
2020	539,353	441,411	926,748	1,368,159	2.5
2021	181,487	34,661	415,792	450,453	2.5
Subtotal	7,371,211	15,565,399	3,632,424	19,197,823	2.6
Europe:
2013(3)	619,079	1,296,684	797,707	2,094,391	3.4
2014(3)	623,129	991,460	596,572	1,588,032	2.5
2015(3)	419,941	543,240	389,932	933,172	2.2
2016	258,218	367,570	319,925	687,495	2.7
2017	461,571	472,691	536,182	1,008,873	2.2
2018	433,302	289,521	589,026	878,547	2.0
2019	273,354	171,999	490,557	662,556	2.4
2020	116,899	54,100	296,321	350,421	3.0
2021	131,015	11,592	296,776	308,368	2.4
Subtotal	3,336,508	4,198,857	4,312,998	8,511,855	2.6
Other geographies:
2012	6,721	9,971	17	9,988	1.5
2013	29,568	48,137	565	48,702	1.6
2014	86,989	74,991	49,249	124,240	1.4
2015	83,198	172,750	12,536	185,286	2.2
2016	64,450	121,723	3,102	124,825	1.9
2017	49,670	65,221	25,016	90,237	1.8
2018	26,371	36,830	6,186	43,016	1.6
2019	2,668	3,553	268	3,821	1.4
Subtotal	349,635	533,176	96,939	630,115	1.8
Total	$11,057,354	$20,297,432	$8,042,361	$28,339,793	2.6
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2021, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections from purchased receivable portfolios and estimated future cash flows from real estate-owned assets by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2021(3)	2022	2023	2024	2025	2026	2027	2028	2029	>2029	Total(2)
United States:
<2011	$16,994	$26,202	$18,215	$12,625	$8,589	$5,802	$3,839	$2,370	$1,212	$378	$96,226
2011	8,752	14,219	10,054	7,059	4,961	3,491	2,459	1,735	1,227	1,229	55,186
2012	8,813	14,194	10,020	7,035	4,945	3,480	2,453	1,731	1,225	1,678	55,574
2013(4)	24,553	37,203	26,239	18,587	13,180	9,349	6,633	4,708	3,342	5,712	149,506
2014(4)	14,491	22,699	15,653	10,697	7,539	5,336	3,781	2,683	1,906	3,738	88,523
2015	15,624	25,498	17,546	12,101	8,176	5,716	4,040	2,861	2,031	4,320	97,913
2016	31,466	47,273	32,272	22,325	15,564	10,694	7,527	5,315	3,760	8,288	184,484
2017	51,070	78,711	52,212	38,221	26,584	18,479	12,754	8,977	6,354	14,129	307,491
2018	84,004	124,153	82,611	55,304	36,604	24,379	16,137	10,461	7,118	13,614	454,385
2019	146,942	205,702	137,835	98,552	66,760	45,617	31,432	21,669	14,755	31,332	800,596
2020	151,035	272,416	163,659	109,383	73,526	49,082	33,736	23,655	16,637	33,619	926,748
2021	57,769	116,286	85,844	50,041	32,787	22,862	15,520	10,862	7,654	16,167	415,792
Subtotal	611,513	984,556	652,160	441,930	299,215	204,287	140,311	97,027	67,221	134,204	3,632,424
Europe:
2013(4)	47,146	87,891	80,470	74,004	67,852	62,084	56,160	51,341	47,246	223,513	797,707
2014(4)	39,468	70,825	64,285	58,051	52,405	45,394	40,645	36,592	33,265	155,642	596,572
2015(4)	27,124	49,159	43,359	38,950	34,970	30,681	26,556	23,580	20,845	94,708	389,932
2016	32,310	55,078	40,954	32,534	28,594	23,955	20,230	17,227	14,627	54,416	319,925
2017	44,377	78,827	69,182	58,753	48,948	40,921	35,238	29,868	25,593	104,475	536,182
2018	41,064	79,538	73,205	66,044	57,788	49,362	40,846	35,150	29,781	116,248	589,026
2019	42,165	75,038	63,707	55,665	48,018	39,686	31,708	26,589	22,243	85,738	490,557
2020	24,924	46,859	42,949	34,457	27,690	24,291	19,495	16,316	13,457	45,883	296,321
2021	19,488	42,170	37,916	32,356	27,824	24,572	21,992	19,307	16,282	54,869	296,776
Subtotal	318,066	585,385	516,027	450,814	394,089	340,946	292,870	255,970	223,339	935,492	4,312,998
Other geographies:
2012	15	2	—	—	—	—	—	—	—	—	17
2013	196	238	131	—	—	—	—	—	—	—	565
2014	5,018	8,270	7,449	6,472	4,923	2,892	1,646	1,498	1,498	9,583	49,249
2015	1,383	2,105	2,111	1,641	1,160	780	653	547	460	1,696	12,536
2016	1,119	1,114	408	218	154	89	—	—	—	—	3,102
2017	3,233	4,921	3,666	2,290	2,033	1,524	874	771	771	4,933	25,016
2018	1,387	1,727	1,151	861	471	308	202	79	—	—	6,186
2019	68	86	56	49	9	—	—	—	—	—	268
Subtotal	12,419	18,463	14,972	11,531	8,750	5,593	3,375	2,895	2,729	16,212	96,939
Portfolio ERC	941,998	1,588,404	1,183,159	904,275	702,054	550,826	436,556	355,892	293,289	1,085,908	8,042,361
REO ERC(5)	15,028	23,075	16,840	9,266	3,226	1,548	210	77	286	—	69,556
Total ERC	$957,026	$1,611,479	$1,199,999	$913,541	$705,280	$552,374	$436,766	$355,969	$293,575	$1,085,908	$8,111,917
________________________
(1)As of June 30, 2021, ERC for Zero Basis Portfolios include approximately $96.2 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $75.2 million from cost recovery portfolios, primarily in other geographies.

(2)Represents the expected remaining gross cash collections over a 180-month period. As of June 30, 2021, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,386,748	$3,562,081
Europe	3,030,560	3,662,066
Other geographies	76,580	84,685
Portfolio ERC	6,493,888	7,308,832
REO ERC	69,194	69,556
Total ERC	$6,563,082	$7,378,388
(3)Amount for 2021 consists of six months data from July 1, 2021 to December 31, 2021.
(4)Includes portfolios acquired in connection with certain business combinations.
(5)Real estate-owned assets ERC includes approximately $67.9 million and $1.7 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Principal
As of June 30, 2021, we had $3.2 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2021(1)	$233,460	$108,398	$8,903	$350,761
2022	407,206	196,651	13,319	617,176
2023	263,729	177,669	10,462	451,860
2024	176,339	156,677	6,769	339,785
2025	117,551	138,718	5,342	261,611
2026	79,087	120,264	3,167	202,518
2027	53,665	101,557	1,803	157,025
2028	36,954	89,737	1,567	128,258
2029	25,725	79,501	1,498	106,724
2030	17,848	71,818	1,498	91,164
2031	12,722	67,932	1,498	82,152
2032	9,269	66,203	1,498	76,970
2033	7,108	68,285	939	76,332
2034	5,665	72,577	—	78,242
2035	4,510	81,499	—	86,009
2036	1,696	45,718	—	47,414
Total	$1,452,534	$1,643,204	$58,263	$3,154,001
________________________
(1)Amount for 2021 consists of six months data from July 1, 2021 to December 31, 2021.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2019	854	$1,732,977	$262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,022	214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689
Q1 2021	749	1,328,865	170,178
Q2 2021	612	1,151,623	142,728

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Net cash provided by operating activities	$148,965	$209,715
Net cash provided by (used in) investing activities	240,697	(11,013)
Net cash used in financing activities	(369,647)	(87,568)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $149.0 million and $209.7 million during the six months ended June 30, 2021 and 2020, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in expected recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios.

Net cash provided by investing activities was $240.7 million for the six months ended June 30, 2021. Net cash used in investing activities was $11.0 million during the six months ended June 30, 2020. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $306.5 million and $350.7 million during the six months ended June 30, 2021 and 2020, respectively. Collection proceeds applied to the principal of our receivable portfolios, net, were $552.7 million and $342.8 million during the six months ended June 30, 2021 and 2020, respectively.
Financing Cash Flows
Net cash used in financing activities was $369.6 million and $87.6 million during the six months ended June 30, 2021 and 2020, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $358.1 million and $279.1 million during the six months ended June 30, 2021 and 2020, respectively. Repayments of amounts outstanding under our credit facilities were $511.2 million and $315.6 million during the six months ended June 30, 2021 and 2020, respectively. Proceeds from the issuance of senior secured notes were $353.7 million during the six months ended June 30, 2021. Repayments of senior secured notes were $339.6 million and $32.5 million during the six months ended June 30, 2021 and 2020, respectively. We paid $161.0 million of convertible senior notes that matured on March 15, 2021 using cash on hand.
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
On August 12, 2015, our Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, we announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. During the three and six months ended June 30, 2021, we repurchased 604,995 and 1,122,855 shares of our common stock for approximately $27.0 million and $47.4 million, respectively. Our practice is to retire the shares repurchased.
In May 2021, we terminated our at-the-market equity offering program (the “ATM Program”) pursuant to which we could issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million.
Our cash and cash equivalents as of June 30, 2021 consisted of $30.3 million held by U.S.-based entities and $168.2 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $23.9 million as of June 30, 2021.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of June 30, 2021, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Interest Rates. As of June 30, 2021, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Changes in Internal Control over Financial Reporting
Except as noted below there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2021, the Company repurchased 604,995 shares of our common stock for approximately $27.0 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended June 30, 2021, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
April 1, 2021 to April 30, 2021	—	$—	—	$29,610,273
May 1, 2021 to May 31, 2021	464,167	$43.87	464,167	$259,247,267
June 1, 2021 to June 30, 2021	140,828	$47.34	140,828	$252,580,469
Total	604,995	$44.68	604,995	$252,580,469
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

4.1
Indenture dated June 1, 2021 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: August 4, 2021