Form 10-Q
period 2021-09-30
ENCORE CAPITAL GROUP INC
filed 2021-11-03
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2021
Common Stock, $0.01 par value	29,271,730 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$158,243	$189,184
Investment in receivable portfolios, net	3,083,271	3,291,918
Property and equipment, net	121,097	127,297
Other assets	291,840	349,162
Goodwill	895,515	906,962
Total assets	$4,549,966	$4,864,523
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$214,486	$215,920
Borrowings	2,796,224	3,281,634
Other liabilities	140,436	146,893
Total liabilities	3,151,146	3,644,447
Commitments and Contingencies (Note 10)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 29,598 and 31,345 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	296	313
Additional paid-in capital	105,326	230,440
Accumulated earnings	1,352,825	1,055,668
Accumulated other comprehensive loss	(59,627)	(68,813)
Total Encore Capital Group, Inc. stockholders’ equity	1,398,820	1,217,608
Noncontrolling interest	—	2,468
Total equity	1,398,820	1,220,076
Total liabilities and equity	$4,549,966	$4,864,523
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

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$718	$2,223
Investment in receivable portfolios, net	500,304	553,621
Other assets	4,285	5,127
Liabilities
Borrowings	471,570	478,131
Other liabilities	10	37
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Revenue from receivable portfolios	$316,225	$342,489	$982,393	$1,035,141
Changes in recoveries	65,913	30,451	176,628	(2,203)
Total debt purchasing revenue	382,138	372,940	1,159,021	1,032,938
Servicing revenue	29,321	29,787	93,901	82,417
Other revenues	1,165	949	4,274	3,435
Total revenues	412,624	403,676	1,257,196	1,118,790
Operating expenses
Salaries and employee benefits	94,662	95,979	288,892	279,944
Cost of legal collections	64,170	60,383	198,212	164,018
General and administrative expenses	35,819	53,459	102,790	113,954
Other operating expenses	25,226	28,088	81,895	83,527
Collection agency commissions	11,964	12,703	38,465	36,562
Depreciation and amortization	14,136	10,609	37,694	31,436
Total operating expenses	245,977	261,221	747,948	709,441
Income from operations	166,647	142,455	509,248	409,349
Other expense
Interest expense	(40,874)	(52,974)	(131,559)	(157,963)
Loss on extinguishment of debt	—	(14,988)	(9,300)	(14,988)
Other (expense) income	(17,504)	361	(16,993)	(1,211)
Total other expense	(58,378)	(67,601)	(157,852)	(174,162)
Income before income taxes	108,269	74,854	351,396	235,187
Provision for income taxes	(24,703)	(19,747)	(76,278)	(59,875)
Net income	83,566	55,107	275,118	175,312
Net income attributable to noncontrolling interest	—	(457)	(419)	(784)
Net income attributable to Encore Capital Group, Inc. stockholders	$83,566	$54,650	$274,699	$174,528

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$2.76	$1.74	$8.90	$5.56
Diluted	$2.66	$1.72	$8.71	$5.51

Weighted average shares outstanding:
Basic	30,225	31,484	30,863	31,402
Diluted	31,362	31,826	31,531	31,672
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$83,566	$55,107	$275,118	$175,312
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	3,297	118	7,113	(3,985)
Income tax effect	(753)	7	(1,633)	1,120
Unrealized gain (loss) on derivative instruments, net of tax	2,544	125	5,480	(2,865)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(23,035)	30,982	(16,198)	(32,088)
Removal of other comprehensive loss in connection with divestiture	19,904	—	19,904	2,632
Unrealized (loss) gain on foreign currency translation, net of divestiture	(3,131)	30,982	3,706	(29,456)
Other comprehensive (loss) income, net of tax:	(587)	31,107	9,186	(32,321)
Comprehensive income	82,979	86,214	284,304	142,991
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	—	(457)	(419)	(784)
Unrealized loss on foreign currency translation	—	(15)	—	(11)
Comprehensive income attributable to noncontrolling interest:	—	(472)	(419)	(795)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$82,979	$85,742	$283,885	$142,196
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of June 30, 2021	30,413	$304	$143,827	$1,269,259	$(59,040)	$—	$1,354,350
Net income	—	—	—	83,566	—	—	83,566
Other comprehensive loss, net of tax	—	—	—	—	(20,491)	—	(20,491)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	39	—	(1,658)	—	—	—	(1,658)
Repurchase of common stock	(854)	(8)	(40,690)	—	—	—	(40,698)
Stock-based compensation	—	—	3,847	—	—	—	3,847
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	19,904	—	19,904
Balance as of September 30, 2021	29,598	$296	$105,326	$1,352,825	$(59,627)	$—	$1,398,820

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of June 30, 2020	31,288	$313	$227,030	$963,698	$(152,190)	$3,536	$1,042,387
Net income	—	—	—	54,650	—	457	55,107
Other comprehensive income, net of tax	—	—	—	—	31,092	15	31,107
Purchase of noncontrolling interest	—	—	(2,196)	—	—	(1,428)	(3,624)
Issuance of share-based awards, net of shares withheld for employee taxes	57	—	(1,605)	—	—	—	(1,605)
Stock-based compensation	—	—	3,884	—	—	—	3,884
Balance as of September 30, 2020	31,345	$313	$227,113	$1,018,348	$(121,098)	$2,580	$1,127,256

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	274,699	—	419	275,118
Other comprehensive loss, net of tax	—	—	—	—	(10,718)	—	(10,718)
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	230	2	(6,876)	—	—	—	(6,874)
Repurchase of common stock	(1,977)	(19)	(88,100)	—	—	—	(88,119)
Stock-based compensation	—	—	12,903	—	—	—	12,903
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	19,904	—	19,904
Balance as of September 30, 2021	29,598	$296	$105,326	$1,352,825	$(59,627)	$—	$1,398,820

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net income	—	—	—	174,528	—	784	175,312
Other comprehensive (loss) income, net of tax	—	—	—	—	(34,964)	11	(34,953)
Purchase of noncontrolling interest	—	—	(2,196)	—	—	(1,428)	(3,624)
Issuance of share-based awards, net of shares withheld for employee taxes	248	2	(6,470)	—	—	—	(6,468)
Stock-based compensation	—	—	13,189	—	—	—	13,189
Other	—	—	—	—	2,632	—	2,632
Balance as of September 30, 2020	31,345	$313	$227,113	$1,018,348	$(121,098)	$2,580	$1,127,256
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$275,118	$175,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,694	31,436
Expense related to financing	9,300	19,791
Other non-cash interest expense, net	13,677	22,725
Stock-based compensation expense	12,903	13,189
Deferred income taxes	(8,504)	(15,070)
Changes in recoveries	(176,628)	2,203
Other, net	18,003	24,469
Changes in operating assets and liabilities
Other assets	13,320	14,267
Prepaid income tax and income taxes payable	40,590	(11,226)
Accounts payable, accrued liabilities and other liabilities	(23,483)	(27,114)
Net cash provided by operating activities	211,990	249,982
Investing activities:
Purchases of receivable portfolios, net of put-backs	(473,013)	(517,959)
Collections applied to investment in receivable portfolios, net	803,185	540,101
Purchases of property and equipment	(24,163)	(22,658)
Other, net	6,799	8,091
Net cash provided by investing activities	312,808	7,575
Financing activities:
Payment of loan and debt refinancing costs	(11,667)	(48,676)
Proceeds from credit facilities	418,941	1,695,914
Repayment of credit facilities	(713,958)	(2,051,764)
Proceeds from senior secured notes	353,747	410,820
Repayment of senior secured notes	(349,355)	(152,430)
Repayment of convertible senior notes	(161,000)	(89,355)
Repurchase of common stock	(88,119)	—
Other, net	(13,262)	(32,400)
Net cash used in financing activities	(564,673)	(267,891)
Net decrease in cash and cash equivalents	(39,875)	(10,334)
Effect of exchange rate changes on cash and cash equivalents	8,934	(12,018)
Cash and cash equivalents, beginning of period	189,184	192,335
Cash and cash equivalents, end of period	$158,243	$169,983

Supplemental disclosure of cash information:
Cash paid for interest	$100,335	$148,059
Cash paid for taxes, net of refunds	42,815	87,154

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

With the exception of the updated standard discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
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

The Company adopted ASU 2020-06 on January 1, 2021, using a modified retrospective approach. Effective January 1, 2021, the dilutive effect of the Company’s convertible and exchangeable notes is calculated using the if-converted method. Prior to the adoption, the dilutive effect of the convertible and exchangeable notes was calculated using the treasury stock method. In September 2021, in accordance with the indenture for the convertible senior notes due in March 2022 (the “2022 Convertible Notes”), the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2022 Convertible Notes for all conversions of the 2022 Convertible Notes that occur on or after September 15, 2021, the free conversion date, which effectively will result in an all cash settlement for the 2022 Convertible Notes so long as the stock price is less than $79.74 at the time of conversion. As a result, the 2022 Convertible Notes were only dilutive prior to September 15, 2021. All of the Company’s other convertible and exchangeable notes require net share settlement, using the if-converted method results in a similar dilutive effect as using the treasury stock method under the previous accounting standard, due to the fact that only in-the-money shares are included in the dilutive effect. The Company had 0.7 million and 0.3 million shares of dilutive effect from its convertible and exchangeable notes during the three and nine months ended September 30, 2021.
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the three and nine months ended September 30, 2021, the Company repurchased 854,002 and 1,976,857 shares of our common stock for approximately $40.7 million and $88.1 million, respectively. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Encore Capital Group, Inc. stockholders	$83,566	$54,650	$274,699	$174,528

Total weighted-average basic shares outstanding	30,225	31,484	30,863	31,402
Dilutive effect of stock-based awards	404	342	358	270
Dilutive effect of convertible and exchangeable senior notes	733	—	310	—
Total weighted-average dilutive shares outstanding	31,362	31,826	31,531	31,672

Basic earnings per share	$2.76	$1.74	$8.90	$5.56
Diluted earnings per share	$2.66	$1.72	$8.71	$5.51
Anti-dilutive employee stock options outstanding were 0 and approximately 4,000 during the three and nine months ended September 30, 2021, respectively. Anti-dilutive employee stock options outstanding were approximately 13,000 and 64,000 during each of the three and nine months ended September 30, 2020, respectively.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$788	$—	$788
Liabilities
Interest rate swap agreements	—	(1,155)	—	(1,155)
Cross-currency swap agreements	—	(11,640)	—	(11,640)
Contingent consideration	—	—	(5,211)	(5,211)

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cross-currency swap agreements	$—	$11,578	$—	$11,578
Interest rate cap contracts	—	659	—	659
Liabilities
Interest rate swap agreements	—	(5,232)	—	(5,232)
Contingent consideration	—	—	(2,957)	(2,957)

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

The following table provides a roll-forward of the fair value of contingent consideration for the nine months ended September 30, 2021 and year ended December 31, 2020 (in thousands):

Amount
Balance as of December 31, 2019	$66
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,848
Payment of contingent consideration	(88)
Effect of foreign currency translation	131
Balance as of December 31, 2020	2,957
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,913
Change in fair value of contingent consideration	(388)
Payment of contingent consideration	(167)
Effect of foreign currency translation	(104)
Balance as of September 30, 2021	$5,211
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition using Level 3 measurements. The fair value estimate of these assets was approximately $42.8 million and $42.2 million as of September 30, 2021 and December 31, 2020, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,083,271	$3,439,547	$3,291,918	$3,705,672
Financial Liabilities
Convertible notes and exchangeable notes(1)	422,500	537,144	564,136	622,081
Senior secured notes(2)	1,619,110	1,680,277	1,642,058	1,684,729
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
The following table summarizes the fair value of derivative instruments as included in the Company’s consolidated statements of financial condition (in thousands):

	September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$788	Other assets	$659
Interest rate swap agreements			Other liabilities	(5,232)
Cross-currency swap agreements	Other liabilities	(11,640)	Other assets	11,578
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
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. Previously, the Company held four interest rate swap agreements that hedged the risk of USD-LIBOR interest rate fluctuations for the Encore revolving credit facility and term loan facility. As part of the financing transactions completed in September 2020, the Company settled two of the interest rate swap agreements. As of September 30, 2021, there were two interest rate swap agreements outstanding with a total notional amount of $181.1 million. On September 30, 2021, the Company ceased hedge accounting for its interest rate swap instruments due to the continued pay down of its USD-LIBOR denominated borrowings. As a result, the Company reclassed all the remaining unrealized loss in OCI of approximately $1.9 million into earnings. The two interest swap agreements will mature in December 2021.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as cash flow hedges. As of September 30, 2021, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $405.4 million based on an exchange rate of $1.00 to €0.86, the exchange rate as of September 30, 2021). The Company expects to reclassify approximately $4.9 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.

As of September 30, 2021, the Company held two interest rate cap contracts with a notional amount of approximately $934.8 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $463.3 million based on an exchange rate of $1.00 to €0.86, the exchange rate as of September 30, 2021) and matures in 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2020 Cap”) has a notional amount of £350.0 million (approximately $471.6 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of September 30, 2021) and matures in 2023. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2020 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $0.7 million of net derivative loss from OCI into earnings relating to interest rate caps within the next 12 months.
The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$—	$—	Salaries and employee benefits	$—	$—
Foreign currency exchange contracts	—	—	General and administrative expenses	—	—
Interest rate swap agreements	(20)	(140)	Interest expense / Other expense	(4,203)	(2,458)
Interest rate cap contracts	72	(624)	Interest expense	(109)	(103)
Cross-currency swap agreements	(12,030)	(6,779)	Interest expense / Other expense	(10,963)	(5,100)

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$—	$(341)	Salaries and employee benefits	$—	$49
Foreign currency exchange contracts	—	(44)	General and administrative expenses	—	11
Interest rate swap agreements	(68)	(7,405)	Interest expense / Other expense	(8,742)	(5,558)
Interest rate cap contracts	140	(2,755)	Interest expense	(325)	(2,741)
Cross-currency swap agreements	(26,852)	(6,779)	Interest expense / Other expense	(24,826)	(5,100)
Derivatives Not Designated as Hedging Instruments
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value. As of September 30, 2021, the Company had no outstanding currency exchange forward contracts that were not designated as cash flow hedging instruments.
As discussed in “Derivatives Designed as Hedging Instruments,” on September 30, 2021, the Company ceased hedge accounting for its interest rate swap instruments due to the continued pay down of its USD-LIBOR denominated borrowings. The interest rate swap agreements had a liability balance of $1.2 million as of September 30, 2021 and will mature in December 2021.

The following table summarizes the effects of derivatives in cash flow hedging relationships not designated as hedging instruments in the Company’s consolidated statements of operations (in thousands):

		Amount of Gain (Loss) Recognized in Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020	2021	2020
Foreign currency exchange contracts	Other (expense) income	$(20)	$(407)	$(20)	$3,564
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
Revenue is recognized for each static pool over the economic life of the pool. Debt purchasing revenue includes two components:
(1)     Revenue from receivable portfolios, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR) and also includes all revenue from zero basis portfolio (“ZBA”) collections, and
(2)     Changes in recoveries, which includes
(a)     Recoveries above or below forecast, which is the difference between (i) actual cash collected/recovered during the current period and (ii) expected cash recoveries for the current period, which generally represents over or under performance for the period; and
(b)     Changes in expected future recoveries, which is the present value change of expected future recoveries, where such change generally results from (i) collections “pulled forward from” or “pushed out to” future periods (i.e. amounts either collected early or expected to be collected later) and (ii) magnitude and timing changes to estimates of expected future collections (which can be increases or decreases).
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

The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$3,154,001	$3,201,241	$3,291,918	$3,328,150
Purchases of receivable portfolios (1)	168,188	170,131	481,094	532,183
Collections applied to investment in receivable portfolios, net (2)	(250,465)	(197,259)	(803,185)	(540,101)
Changes in recoveries (3)	65,913	30,451	176,628	(2,203)
Put-backs and Recalls	(1,724)	(2,830)	(8,081)	(14,224)
Deconsolidation of receivable portfolios(4)	(7,335)	—	(7,335)	(2,822)
Disposals and transfers to assets held for sale	(1,816)	(3,560)	(6,128)	(6,273)
Foreign currency adjustments	(43,491)	67,818	(41,640)	(28,718)
Balance, end of period	$3,083,271	$3,265,992	$3,083,271	$3,265,992
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Purchase price	$168,188	$170,131	$481,094	$532,183
Allowance for credit losses	449,412	507,907	1,174,524	1,400,525
Amortized cost	617,600	678,038	1,655,618	1,932,708
Noncredit discount	786,194	1,104,695	2,228,664	2,858,922
Face value	1,403,794	1,782,733	3,884,282	4,791,630
Write-off of amortized cost	(617,600)	(678,038)	(1,655,618)	(1,932,708)
Write-off of noncredit discount	(786,194)	(1,104,695)	(2,228,664)	(2,858,922)
Negative allowance	168,188	170,131	481,094	532,183
Negative allowance for expected recoveries - current period purchases	$168,188	$170,131	$481,094	$532,183
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash Collections	$566,690	$539,748	$1,785,578	$1,575,242
Less - amounts classified to revenue from receivable portfolios	(316,225)	(342,489)	(982,393)	(1,035,141)
Collections applied to investment in receivable portfolios, net	$250,465	$197,259	$803,185	$540,101
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recoveries above forecast	$77,064	$78,268	$277,861	$197,155
Changes in expected future recoveries	(11,151)	(47,817)	(101,233)	(199,358)
Changes in recoveries	$65,913	$30,451	$176,628	$(2,203)
(4)Deconsolidation of receivable portfolios as a result of the Company’s divestiture of its investments in Colombia and Peru in August 2021 and Brazil in April 2020.

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the nine months ended September 30, 2021 significantly outperformed the projected cash flows. The Company believes the collection over-performance was a result of its sustained improvements in portfolio collections driven by change in consumer behavior during the COVID-19 pandemic and its liquidation improvement initiatives.
While the Company now has additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic, as well as related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the three months ended September 30, 2021, management considered historical and current collection performance, and believes that for certain static pools collections over-performance resulted in increased total expected recoveries. Although management believes that the relevant macroeconomic conditions have improved and therefore no longer materially impact the Company’s collections performance, uncertainty still remains in the geographies in which the Company operates. As a result of a combination of the above, the Company has updated its forecast, resulting in a net reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $11.2 million and $101.2 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company recorded approximately $47.8 million and $199.4 million, respectively, in negative change in expected future period recoveries. The circumstances around this pandemic continue to rapidly evolve, and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$71,962	$72,164
Real estate owned	42,800	42,173
Identifiable intangible assets, net	38,224	45,012
Deferred tax assets	34,473	33,202
Service fee receivables	23,898	26,539
Prepaid expenses	23,087	26,717
Equity method investments	17,286	10,155
Other financial receivables	5,921	12,238
Income tax deposits	—	35,853
Other	34,189	45,109
Total	$291,840	$349,162

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2021. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2021	December 31, 2020
Global senior secured revolving credit facility	$186,188	$481,007
Encore private placement notes	117,290	146,550
Senior secured notes	1,627,019	1,651,619
Convertible notes and exchangeable notes	422,500	583,500
Cabot securitisation senior facility	471,570	478,131
Other	23,922	24,398
Finance lease liabilities	8,003	8,288
	2,856,492	3,373,493
Less: debt discount and issuance costs, net of amortization	(60,268)	(91,859)
Total	$2,796,224	$3,281,634
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In previous periods, the Company referred to this facility as the Cabot Credit Facility. On August 5, 2021, the Company amended and restated the Global Senior Facility to, among other things, (1) extend the termination date from September 2024 to September 2025; (2) reduce the LIBOR and EURIBOR floors from 0.75% to 0.00%; and (3) make certain other administrative changes. The amendment was accounted for as a debt modification. Fees incurred were capitalized as debt issuance costs.
The Global Senior Facility provides for a total committed facility of $1,050.0 million that matures in September 2025 and includes the following key provisions:
•Interest at LIBOR (or EURIBOR for any loan drawn in euro or a rate based on SONIA for any loan drawn in British Pound) plus 2.50% per annum, with a LIBOR (or EURIBOR or SONIA) floor of 0.00%;
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
As of September 30, 2021, the outstanding borrowings under the Global Senior Facility were $186.2 million. The weighted average interest rate of the Global Senior Facility was 3.01% and 3.19% for the three and nine months ended September 30, 2021, respectively. The weighted average interest rate of the previous Cabot Credit Facility was 3.06% and 3.30% for the three and nine months ended September 30, 2020, respectively. The weighted average interest rate of the previous Encore revolving credit facility was 3.63% and 3.90% for the three and nine months ended September 30, 2020, respectively. Available capacity under the Global Senior Facility was approximately $863.8 million as of September 30, 2021.

Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Private Placement Notes”). As of September 30, 2021, $117.3 million of the Private Placement Notes remained outstanding. The Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	September 30, 2021	December 31, 2020	Maturity Date	Interest Payment Dates	Interest Rate
Cabot 2023 Notes	$—	$309,034	Oct 1, 2023	Apr 1, Oct 1	7.500%
Encore 2025 Notes	405,350	426,752	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	404,203	409,827	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	336,836	—	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	480,630	506,006	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,627,019	$1,651,619
_______________________
(1)Interest rate is based on three-month EURIBOR (subject to a 0% floor) plus 4.250% per annum, resets quarterly.

On June 1, 2021, Encore issued £250.0 million (approximately $336.8 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of September 30, 2021) aggregate principal amount of senior secured notes due 2028 (the “Encore 2028 Notes”). The Encore 2028 Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. The Encore 2028 Notes will mature on June 1, 2028, unless earlier repurchased or redeemed by the Company. Encore used the proceeds from the offering to redeem in full the then outstanding £226.2 million (approximately $304.8 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of September 30, 2021) aggregate principal amount of 7.500% senior secured notes due 2023 (the “Cabot 2023 Notes”) at a redemption price of 101.875%, and to pay certain transaction fees and expenses incurred in connection with the offering.

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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	September 30, 2021	December 31, 2020	Maturity Date	Interest Payment Dates	Interest Rate
2021 Convertible Notes(1)	$—	$161,000	Mar 15, 2021	Mar 15, Sep 15	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	Mar 15, Sep 15	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
	$422,500	$583,500
_______________________
(1)The 2021 Convertible Notes matured on March 15, 2021 and the Company repaid the outstanding principal in cash.
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies,” the Company adopted ASU 2020-06 on January 1, 2021 using a modified-retrospective approach. The Company’s convertible and exchangeable notes are no longer bifurcated into a debt component and an equity component, instead, they are carried as a single liability, which reflects the principal amount of the convertible and exchangeable notes. The interest expense recognized on the convertible and exchangeable notes is based on coupon rates, rather than higher effective interest rates. The Company has not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance.
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
Prior to the close of business on the business day immediately preceding their respective free conversion or exchange date (listed below), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion or exchange dates until the close of business on the second scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time. Certain key terms related to the convertible and exchangeable features as of September 30, 2021 are listed below:

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
In September 2021, in accordance with the indenture for the 2022 Convertible Notes, the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2022 Convertible Notes for all conversions of the 2022 Convertible Notes that occur on or after September 15, 2021, the free conversion date, which effectively will result in an all cash settlement for the 2022 Convertible Notes so long as the stock price is less than $79.74 at the time of conversion. None of the 2022 Convertible Notes have been converted.
In the event of conversion or exchange, the 2025 Convertible Notes and the 2023 Exchangeable Notes are convertible or exchangeable into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes and Exchangeable Notes.
Interest expense related to the Convertible Notes and Exchangeable Notes during the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense—stated coupon rate	$3,972	$5,130	$12,867	$16,728
Interest expense—amortization of debt discount	—	2,382	—	8,521
Interest expense—Convertible Notes and Exchangeable Notes	$3,972	$7,512	$12,867	$25,249
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
As of September 30, 2021, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $471.6 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of September 30, 2021). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £364.4 million (approximately $491.0 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of September 30, 2021) as of September 30, 2021. The weighted average interest rate was 3.11% for both the three and nine months ended September 30, 2021 and 3.12% and 3.28% for the three and nine months ended September 30, 2020, respectively.
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
As of September 30, 2021, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 22.8% and 21.7%, respectively. For the three and nine months ended September 30, 2020, the Company’s effective tax rate was 26.4% and 25.5%, respectively. The difference between the effective tax rate and the 21% federal statutory rate in 2021 was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions. The difference between the effective tax rate and the 21% federal statutory rate in 2020 was primarily due to a change in valuation allowance recognized in the period under the discrete method. The Company utilized the discrete method for recording income taxes during 2020 due to uncertainty in estimating annual pre-tax earnings, primarily due to the COVID-19 pandemic. The Company returned to using the estimated annual effective tax rate method beginning January 1, 2021.

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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2021 and 2020, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgement is required in evaluating uncertain tax positions and determining the provision for income taxes. There has been no material change to the Company’s total gross unrecognized tax benefits from December 31, 2020.
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
As of September 30, 2021, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2021, the Company has no material reserves for legal matters.
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
As of September 30, 2021, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $238.0 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues(1):
United States	$295,700	$256,212	$871,978	$751,197
International
Europe(2)	113,987	142,495	372,880	353,950
Other geographies	2,937	4,969	12,338	13,643
	116,924	147,464	385,218	367,593
Total	$412,624	$403,676	$1,257,196	$1,118,790
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and nine months ended September 30, 2021 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$915,067	$838,024	$906,962	$884,185
Effect of foreign currency translation	(19,552)	28,633	(11,447)	(17,528)
Balance, end of period	$895,515	$866,657	$895,515	$866,657
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$66,975	$(29,322)	$37,653	$66,796	$(22,714)	$44,082
Developed technologies	2,646	(2,566)	80	5,048	(4,760)	288
Trade name and other	1,567	(1,076)	491	6,644	(6,002)	642
Total intangible assets	$71,188	$(32,964)	$38,224	$78,488	$(33,476)	$45,012

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
Cabot (Europe)
Through Cabot we are one of the largest credit management services providers in Europe and a market leader in the United Kingdom. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), and contingent collections, including through Wescot Credit Services Limited (“Wescot”), a leading U.K. contingency debt collection and BPO services company.
LAAP (Latin America and Asia-Pacific)
We have purchased non-performing loans in Mexico. Additionally, we have invested in Encore Asset Reconstruction Company (“EARC”) in India. We previously owned non-performing loans in Colombia and Peru (sold in August 2021) and Brazil (sold in April 2020).
To date, operating results from LAAP have not been significant to our total consolidated operating results. Our long-term growth strategy is focused on continuing to invest in our core portfolio purchasing and recovery business in the United States and United Kingdom and strengthening and developing our business in the rest of Europe.

Recent Developments
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns (including court closures in certain jurisdictions). While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations for an indefinite period of time. Through a combination of work-from-home and social distancing, we remain fully operational in all the markets we serve. As a result of the COVID-19 pandemic and the resulting containment measures, we have observed, among other things, a decrease in supply in both US and Europe driven mainly by a decrease in charge off rates.
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
We purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows us to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, we have been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and continue to expand in the United Kingdom and the rest of Europe with our acquisitions of portfolios.
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the third quarter remained in line with previous periods. Issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply. We have observed a decrease in supply as a result of the COVID-19 pandemic, but expect supply to ultimately increase.
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
Across all of our European markets, we are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply of portfolios to purchase. Due to the COVID-19 pandemic, banks decreased portfolio sales during 2020 in order to focus on customers’ needs. While we have seen a resumption of sales activity across many of our European markets in 2021, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter as banks seek to re-establish a more stable debt sales strategy. In general, supply remains below pre-pandemic levels while portfolio pricing has become more competitive across our European footprint.

Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios purchased during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MCM (United States)	$102,339	$141,066	$284,230	$451,141
Cabot (Europe)	65,849	29,065	196,864	81,042
Total purchases of receivable portfolios	$168,188	$170,131	$481,094	$532,183
During the three months ended September 30, 2021, we invested $168.2 million to acquire receivable portfolios, with face values aggregating $1.4 billion, for an average purchase price of 12.0% of face value. The amount invested in receivable portfolios decreased $1.9 million, or 1.1%, compared with the $170.1 million invested during the three months ended September 30, 2020, to acquire receivable portfolios with face values aggregating $1.8 billion, for an average purchase price of 9.5% of face value.
During the nine months ended September 30, 2021, we invested $481.1 million to acquire receivable portfolios, with face values aggregating $3.9 billion, for an average purchase price of 12.4% of face value. The amount invested in receivable portfolios decreased $51.1 million, or 9.6%, compared with the $532.2 million invested during the nine months ended September 30, 2020, to acquire receivable portfolios with face values aggregating $4.8 billion, for an average purchase price of 11.1% of face value.
In the United States, purchases of receivable portfolios decreased during the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year. The majority of our purchases in the U.S. are in forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The decrease in purchases in the U.S. is a result of a decrease in supply, which we believe is temporary.
In Europe, purchases of receivable portfolios increased during the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year. The increases were primarily the result of a relatively limited supply of portfolios and a continuation of our selective purchasing process in conjunction with a plan to reduce European debt leverage during the three and nine months ended September 30, 2020. The increases were also attributable to the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
During the three months ended September 30, 2021 and 2020, we invested $8.1 million and $0.2 million in REO assets, respectively. During the nine months ended September 30, 2021 and 2020, we invested $11.7 million and $1.5 million in REO assets, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MCM (United States):
Call center and digital collections	$234,923	$246,689	$762,487	$709,780
Legal collections	170,538	139,473	510,285	431,096
Collection agencies	1,121	4,699	6,833	10,766
Subtotal	406,582	390,861	1,279,605	1,151,642
Cabot (Europe):
Call center and digital collections	71,192	65,182	226,873	182,206
Legal collections	45,144	40,171	137,926	115,107
Collection agencies	39,053	36,120	121,545	104,634
Subtotal	155,389	141,473	486,344	401,947
Other geographies:
Collection agencies	4,719	7,414	19,629	21,653
Subtotal	4,719	7,414	19,629	21,653
Total collections from purchased receivables	$566,690	$539,748	$1,785,578	$1,575,242
Gross collections from purchased receivables increased by $26.9 million, or 5.0%, to $566.7 million during the three months ended September 30, 2021, from $539.7 million during the three months ended September 30, 2020. Gross collections from purchased receivables increased by $210.3 million, or 13.4%, to $1,785.6 million during the nine months ended September 30, 2021, from $1,575.2 million during the nine months ended September 30, 2020.
The increase in collections from purchased receivables in the United States was primarily driven by changes in consumer behavior during the COVID-19 pandemic, an increase in legal channel collections and our continued effort in improving liquidation. We are frequently being called upon by our consumers to assist them with their financial recovery through inbound calls and online digital interaction. The large volume of consumer contact resulted in a significant increase in collections and improved our operating efficiency.
The increase in collections from purchased receivables in Europe was primarily due to reduced collections in the prior year resulting from the impacts of the COVID-19 pandemic and the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
The COVID-19 pandemic and the resulting containment measures, including impacts to the legal collections process, negatively affected legal collections during the three and nine months ended September 30, 2020. We are closely monitoring the impacts of the COVID-19 pandemic on collections and cost-to-collect.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
Revenues
Revenue from receivable portfolios	$316,225	76.6%	$342,489	84.8%
Changes in recoveries	65,913	16.0%	30,451	7.6%
Total debt purchasing revenue	382,138	92.6%	372,940	92.4%
Servicing revenue	29,321	7.1%	29,787	7.4%
Other revenues	1,165	0.3%	949	0.2%
Total revenues	412,624	100.0%	403,676	100.0%
Operating expenses
Salaries and employee benefits	94,662	22.9%	95,979	23.8%
Cost of legal collections	64,170	15.6%	60,383	15.0%
General and administrative expenses	35,819	8.7%	53,459	13.2%
Other operating expenses	25,226	6.1%	28,088	7.0%
Collection agency commissions	11,964	2.9%	12,703	3.1%
Depreciation and amortization	14,136	3.4%	10,609	2.6%
Total operating expenses	245,977	59.6%	261,221	64.7%
Income from operations	166,647	40.4%	142,455	35.3%
Other expense
Interest expense	(40,874)	(9.9)%	(52,974)	(13.1)%
Loss on extinguishment of debt	—	—%	(14,988)	(3.7)%
Other (expense) income	(17,504)	(4.2)%	361	0.1%
Total other expense	(58,378)	(14.1)%	(67,601)	(16.7)%
Income before income taxes	108,269	26.3%	74,854	18.6%
Provision for income taxes	(24,703)	(6.0)%	(19,747)	(4.9)%
Net income	83,566	20.3%	55,107	13.7%
Net income attributable to noncontrolling interest	—	—%	(457)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$83,566	20.3%	$54,650	13.6%

	Nine Months Ended September 30,
	2021		2020
Revenues
Revenue from receivable portfolios	$982,393	78.1%	$1,035,141	92.5%
Changes in recoveries	176,628	14.1%	(2,203)	(0.2)%
Total debt purchasing revenue	1,159,021	92.2%	1,032,938	92.3%
Servicing revenue	93,901	7.5%	82,417	7.4%
Other revenues	4,274	0.3%	3,435	0.3%
Total revenues	1,257,196	100.0%	1,118,790	100.0%
Operating expenses
Salaries and employee benefits	288,892	23.0%	279,944	25.0%
Cost of legal collections	198,212	15.8%	164,018	14.7%
General and administrative expenses	102,790	8.1%	113,954	10.2%
Other operating expenses	81,895	6.5%	83,527	7.5%
Collection agency commissions	38,465	3.1%	36,562	3.3%
Depreciation and amortization	37,694	3.0%	31,436	2.8%
Total operating expenses	747,948	59.5%	709,441	63.5%
Income from operations	509,248	40.5%	409,349	36.5%
Other expense
Interest expense	(131,559)	(10.5)%	(157,963)	(14.1)%
Loss on extinguishment of debt	(9,300)	(0.7)%	(14,988)	(1.4)%
Other expense	(16,993)	(1.4)%	(1,211)	(0.1)%
Total other expense	(157,852)	(12.6)%	(174,162)	(15.6)%
Income before income taxes	351,396	27.9%	235,187	20.9%
Provision for income taxes	(76,278)	(6.1)%	(59,875)	(5.4)%
Net income	275,118	21.8%	175,312	15.5%
Net income attributable to noncontrolling interest	(419)	0.0%	(784)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$274,699	21.8%	$174,528	15.4%

Comparison of Results of Operations
Revenues
Our revenues primarily include revenue recognized from engaging in debt purchasing and recovery activities, our debt purchasing revenue. Effective January 1, 2020, we adopted the CECL accounting standard. Under CECL, we apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in our consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase.
Debt purchasing revenue includes two components:
(1)     Revenue from receivable portfolios, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR), and
(2)     Changes in recoveries, which includes
(a)     Recoveries above (below) forecast, which is the difference between (i) actual cash collected/recovered during the current period and (ii) expected cash recoveries for the current period, which generally represents over or under performance for the period; and

(b)     Changes in expected future recoveries, which is the present value change of expected future recoveries, where such change generally results from (i) collections “pulled forward from” or “pushed out to” future periods (i.e. amounts either collected early or expected to be collected later) and (ii) magnitude and timing changes to estimates of expected future collections (which can be increases or decreases).
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue recognized from portfolio basis	$304,341	$329,106	$(24,765)	(7.5)%
ZBA revenue	11,884	13,383	(1,499)	(11.2)%
Revenue from receivable portfolios	316,225	342,489	(26,264)	(7.7)%

Recoveries above forecast	77,064	78,268	(1,204)	(1.5)%
Changes in expected future recoveries	(11,151)	(47,817)	36,666	(76.7)%
Changes in recoveries	65,913	30,451	35,462	116.5%
Debt purchasing revenue	382,138	372,940	9,198	2.5%

Servicing revenue	29,321	29,787	(466)	(1.6)%
Other revenues	1,165	949	216	22.8%
Total revenues	$412,624	$403,676	$8,948	2.2%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue recognized from portfolio basis	$944,012	$991,614	$(47,602)	(4.8)%
ZBA revenue	38,381	43,527	(5,146)	(11.8)%
Revenue from receivable portfolios	982,393	1,035,141	(52,748)	(5.1)%

Recoveries above forecast	277,861	197,155	80,706	40.9%
Changes in expected future recoveries	(101,233)	(199,358)	98,125	(49.2)%
Changes in recoveries	176,628	(2,203)	178,831	(8117.6)%
Debt purchasing revenue	1,159,021	1,032,938	126,083	12.2%

Servicing revenue	93,901	82,417	11,484	13.9%
Other revenues	4,274	3,435	839	24.4%
Total revenues	$1,257,196	$1,118,790	$138,406	12.4%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by 6.3% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by 8.3% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The decreases in revenue recognized from portfolio basis during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were primarily due to lower portfolio basis driven by the negative changes in expected future period recoveries and a lower volume of purchases in recent quarters.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools.
Recoveries above or below forecast represent over and under-performance in the reporting period. Collections during the three and nine months ended September 30, 2021 significantly outperformed the projected cash flows. We believe the collection over-performance was a result of our sustained improvements in portfolio collections driven by change in consumer behavior during the COVID-19 pandemic and our liquidation improvement initiatives.
While we now have additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic, as well as related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the three months ended September 30, 2021, management considered historical and current collection performance, and believes that for certain static pools collections over-performance resulted in increased total expected recoveries. Although management believes that the relevant macroeconomic conditions have improved and therefore no longer materially impact our collections performance, uncertainty still remains in the geographies in which we operate. As a result of a combination of the above, we have updated our forecast, resulting in a net reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $11.2 million and $101.2 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, we recorded approximately $47.8 million and $199.4 million, respectively, in negative change in expected future period recoveries. The circumstances around this pandemic continue to rapidly evolve, and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2021			As of September 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$11,247	$11,247	$—	$—	—%
2011	6,343	4,442	1,815	1,604	88.6%
2012	6,371	4,371	1,779	3,320	42.0%
2013	14,535	11,842	2,377	9,658	40.5%
2014	8,810	5,311	1,365	25,039	6.7%
2015	9,872	4,829	2,524	39,618	3.9%
2016	20,762	9,188	7,177	73,942	4.1%
2017	33,102	16,798	8,297	101,034	5.3%
2018	54,240	23,335	9,181	188,650	3.8%
2019	95,390	40,104	22,558	331,071	3.8%
2020	107,901	46,988	33,139	403,776	3.7%
2021	38,009	26,023	757	264,786	4.0%
Subtotal	406,582	204,478	90,969	1,442,498	4.4%
Europe:
ZBA	22	22	—	—	—%
2013	23,131	19,265	(4,703)	188,032	3.2%
2014	20,522	15,195	(3,087)	158,709	3.0%
2015	13,901	9,775	(2,984)	126,822	2.4%
2016(1)	11,798	10,087	(7,791)	113,336	2.8%
2017	19,984	13,325	(6,372)	222,894	1.9%
2018	18,558	13,090	(6,856)	264,678	1.6%
2019	20,231	12,403	(1,305)	213,600	1.8%
2020	14,795	8,432	5,889	120,945	2.3%
2021	12,447	8,512	796	186,080	1.9%
Subtotal	155,389	110,106	(26,413)	1,595,096	2.2%
Other geographies:(2)
ZBA	615	615	—	—	—%
2013	—	—	138	—	—%
2014	869	190	414	38,441	—%
2015	741	220	322	2,265	—%
2016	352	110	457	—	—%
2017	1,222	294	—	4,971	—%
2018	885	201	15	—	—%
2019	35	11	11	—	—%
Subtotal	4,719	1,641	1,357	45,677	—%
Total	$566,690	$316,225	$65,913	$3,083,271	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis subsequent to the sale of our investments in Colombia and Peru in August 2021.

	Three Months Ended September 30, 2020			As of September 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,145	$12,148	$—	$—	—%
2011	6,026	5,275	673	2,027	88.6%
2012	6,245	5,894	196	4,552	42.0%
2013	15,028	14,050	718	11,361	40.5%
2014	11,368	8,334	(1,443)	37,728	6.7%
2015	15,362	7,465	1,585	59,920	3.9%
2016	27,343	13,517	2,270	109,636	3.9%
2017	45,696	24,441	9,872	149,478	5.2%
2018	73,473	36,907	2,871	297,062	3.8%
2019	108,410	64,583	(9,618)	522,303	3.8%
2020	69,765	37,347	18,752	422,572	3.6%
Subtotal	390,861	229,961	25,876	1,616,639	4.3%
Europe:
ZBA	42	41	—	—	—%
2013	24,113	21,588	671	221,977	3.2%
2014	21,414	17,301	1,189	191,851	3.1%
2015	13,595	10,745	476	147,919	2.4%
2016(1)	13,531	10,748	1,629	129,015	2.6%
2017	21,729	14,891	(689)	259,394	1.8%
2018	19,341	14,707	(1,577)	309,543	1.6%
2019	20,682	13,569	(1,557)	239,346	1.8%
2020	7,026	4,713	3,172	82,980	2.4%
Subtotal	141,473	108,303	3,314	1,582,025	2.3%
Other geographies:
ZBA	1,182	1,194	—	—	—%
2014(1)	922	399	241	45,043	101.7%
2015(1)	1,054	597	305	3,395	96.7%
2016	608	390	109	1,626	7.1%
2017(1)	1,993	925	336	10,933	6.2%
2018	1,587	686	261	5,922	3.7%
2019	68	34	9	409	4.6%
Subtotal	7,414	4,225	1,261	67,328	7.9%
Total	$539,748	$342,489	$30,451	$3,265,992	3.4%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.

	Nine Months Ended September 30, 2021			As of September 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$35,418	$35,418	$—	$—	—%
2011	18,660	13,554	5,014	1,604	88.6%
2012	19,425	13,930	4,786	3,320	42.0%
2013	44,569	37,252	7,269	9,658	40.5%
2014	27,714	17,896	936	25,039	6.7%
2015	34,788	16,393	5,237	39,618	3.9%
2016	71,702	30,703	17,073	73,942	4.1%
2017	117,087	57,023	22,940	101,034	5.3%
2018	184,002	79,230	27,475	188,650	3.8%
2019	317,708	137,499	42,570	331,071	3.8%
2020	335,862	151,098	93,395	403,776	3.7%
2021	72,670	44,963	9,203	264,786	4.0%
Subtotal	1,279,605	634,959	235,898	1,442,498	4.4%
Europe:
ZBA	82	82	—	—	—%
2013	72,423	62,806	(30,524)	188,032	3.2%
2014	65,210	49,571	(20,137)	158,709	3.0%
2015	44,723	31,013	(9,323)	126,822	2.4%
2016(1)	39,204	31,081	(5,594)	113,336	2.8%
2017	65,295	41,981	(9,409)	222,894	1.9%
2018	61,584	41,292	(13,968)	264,678	1.6%
2019	67,610	38,863	3,062	213,600	1.8%
2020	46,174	25,853	18,272	120,945	2.3%
2021	24,039	16,350	4,653	186,080	1.9%
Subtotal	486,344	338,892	(62,968)	1,595,096	2.2%
Other geographies:(2)
ZBA	2,881	2,881	—	—	—%
2013	—	—	138	—	—%
2014	2,896	933	678	38,441	—%
2015	3,058	1,196	1,009	2,265	—%
2016	1,533	655	731	—	—%
2017	5,211	1,656	535	4,971	—%
2018	3,905	1,161	589	—	—%
2019	145	60	18	—	—%
Subtotal	19,629	8,542	3,698	45,677	—%
Total	$1,785,578	$982,393	$176,628	$3,083,271	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis subsequent to the sale of our investments in Colombia and Peru in August 2021.

	Nine Months Ended September 30, 2020			As of September 30, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$40,202	$40,215	$—	$—	—%
2011	19,494	17,398	1,444	2,027	88.6%
2012	21,377	19,518	338	4,552	42.0%
2013	48,854	46,166	(986)	11,361	40.5%
2014	37,795	27,302	(3,056)	37,728	6.7%
2015	51,856	25,068	2,821	59,920	3.9%
2016	93,103	45,161	4,786	109,636	3.9%
2017	154,198	82,417	17,595	149,478	5.2%
2018	243,439	124,467	(4,204)	297,062	3.8%
2019	313,152	205,004	(2,749)	522,303	3.8%
2020	128,172	69,143	32,567	422,572	3.6%
Subtotal	1,151,642	701,859	48,556	1,616,639	4.3%
Europe:
ZBA	142	141	—	—	—%
2013	69,322	64,334	(6,317)	221,977	3.2%
2014	62,882	51,799	(1,179)	191,851	3.1%
2015	40,451	32,138	1,416	147,919	2.4%
2016(1)	37,144	32,096	(7,235)	129,015	2.6%
2017	64,225	45,071	(10,603)	259,394	1.8%
2018	59,452	44,562	(24,395)	309,543	1.6%
2019	57,277	41,017	(8,139)	239,346	1.8%
2020	11,052	8,724	4,746	82,980	2.4%
Subtotal	401,947	319,882	(51,706)	1,582,025	2.3%
Other geographies:
ZBA	3,162	3,171	—	—	—%
2014(1)	3,445	1,262	270	45,043	101.7%
2015(1)	3,559	2,027	525	3,395	96.7%
2016	2,025	1,474	(100)	1,626	7.1%
2017(1)	5,082	3,008	52	10,933	6.2%
2018	4,201	2,348	205	5,922	3.7%
2019	179	110	(5)	409	4.6%
Subtotal	21,653	13,400	947	67,328	3.4%
Total	$1,575,242	$1,035,141	$(2,203)	$3,265,992	3.4%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
Servicing revenues during the three months ended September 30, 2021 was relatively consistent as compared to servicing revenues during the three months ended September 30, 2020. Servicing revenues increased during the nine months ended September 30, 2021 as compared to the same period in the prior year, the increase was primarily attributable to increased fee-based income driven by growth in BPO operations in Cabot and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.
Other revenues increased during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, primarily driven by the increased sale of real estate assets and the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$94,662	$95,979	$(1,317)	(1.4)%
Cost of legal collections	64,170	60,383	3,787	6.3%
General and administrative expenses	35,819	53,459	(17,640)	(33.0)%
Other operating expenses	25,226	28,088	(2,862)	(10.2)%
Collection agency commissions	11,964	12,703	(739)	(5.8)%
Depreciation and amortization	14,136	10,609	3,527	33.2%
Total operating expenses	$245,977	$261,221	$(15,244)	(5.8)%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$288,892	$279,944	$8,948	3.2%
Cost of legal collections	198,212	164,018	34,194	20.8%
General and administrative expenses	102,790	113,954	(11,164)	(9.8)%
Other operating expenses	81,895	83,527	(1,632)	(2.0)%
Collection agency commissions	38,465	36,562	1,903	5.2%
Depreciation and amortization	37,694	31,436	6,258	19.9%
Total operating expenses	$747,948	$709,441	$38,507	5.4%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by approximately 6.3% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and by 8.3% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The decrease in salaries and employee benefits during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to the following reasons:
•Slight decrease of headcount in the US and International locations;
•The decrease was partially offset by the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
The increase in salaries and employee benefits during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were primarily due to the following reasons:
•Increased salaries and benefits in our fee-based business in Cabot driven by growth in BPO operations;
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Court costs	$37,970	$38,500	$(530)	(1.4)%
Legal collection fees	26,200	21,883	4,317	19.7%
Total cost of legal collections	$64,170	$60,383	$3,787	6.3%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Court costs	$119,366	$96,202	$23,164	24.1%
Legal collection fees	78,846	67,816	11,030	16.3%
Total cost of legal collections	$198,212	$164,018	$34,194	20.8%
Cost of legal collections increased driven by increased legal channel collections. Beginning in late March of 2020, our legal collection channel spending reduced substantially due to court closures in certain jurisdictions as a result of the COVID-19 pandemic, the legal collection channel spending has gradually increased and are now back to historical levels.
General and Administrative Expenses
The decreases in general and administrative expense during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily due to the following reasons:
•A charge of $15.0 million relating to our settlement with the CFPB recognized in the three and nine months ended September 30, 2020;
•Certain third-party costs of approximately $6.9 million incurred relating to various financing transactions completed in September 2020;
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound;
•The decreases were partially offset by increased information technology related expense.
Other Operating Expenses
Other operating expenses decreased during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, primarily due to reduced expenditures for temporary services and direct collection expenses. The decreases were partially offset by the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
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

Depreciation and Amortization
The increases in depreciation and amortization expense during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were primarily due the write-off of certain computer software and equipment and the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Interest Expense
The following tables summarize our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Stated interest on debt obligations	$36,600	$44,484	$(7,884)	(17.7)%
Amortization of debt issuance costs	3,917	6,000	(2,083)	(34.7)%
Amortization of debt discount	357	2,490	(2,133)	(85.7)%
Total interest expense	$40,874	$52,974	$(12,100)	(22.8)%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Stated interest on debt obligations	$117,881	$137,366	$(19,485)	(14.2)%
Amortization of debt issuance costs	12,469	11,795	674	5.7%
Amortization of debt discount	1,209	8,802	(7,593)	(86.3)%
Total interest expense	$131,559	$157,963	$(26,404)	(16.7)%
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
The decreases in interest expense during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily due to the following reasons:
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
Loss on Extinguishment of Debt
During the nine months ended September 30, 2021, we recorded $9.3 million of loss on extinguishment of debt in connection with the redemption of our Cabot senior secured notes due 2023. During the three and nine months ended September 30, 2020, we recorded $15.0 million of loss on extinguishment of debt in connection with various financing transactions. Refer to “Note 7: Borrowings” in the notes to our consolidated financial statements for details of our financing activities.

Other (Expense) Income
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $17.5 million and other income was $0.4 million during the three months ended September 30, 2021 and 2020, respectively. Other expense was $17.0 million during the nine months ended September 30, 2021 and other expense was $1.2 million during the nine months ended September 30, 2020.
Other expense recognized during the three and nine months ended September 30, 2021 primarily included the loss on the sale of our investment in Colombia and Peru of $17.4 million. Other expense recognized during the nine months ended September 30, 2020 primarily included a loss of $4.8 million as a result of the divestiture of our investment in Brazil. This loss was partially offset by other income from fair value changes for currency exchange forward contracts which were not designated as hedge instruments for accounting purposes.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for income taxes	$24,703	$19,747	$76,278	$59,875
Effective tax rate	22.8%	26.4%	21.7%	25.5%
For the three and nine months ended September 30, 2021, the difference between our effective tax rate and the federal statutory rate was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions. In 2020, the difference between our effective tax rate and the federal statutory rate was primarily due to a change in valuation allowance recognized in the period under the discrete method. We utilized the discrete method for recording income taxes during 2020 due to uncertainty in estimating annual pre-tax earnings primarily due to the COVID-19 pandemic. We returned to using the estimated annual effective tax rate beginning January 1, 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net income, as reported	$83,566	$55,107	$275,118	$175,312
Adjustments:
Interest expense	40,874	52,974	131,559	157,963
Interest income	(270)	(394)	(1,170)	(1,953)
Provision for income taxes	24,703	19,747	76,278	59,875
Depreciation and amortization	14,136	10,609	37,694	31,436
CFPB settlement fees(1)	—	15,009	—	15,009
Stock-based compensation expense	3,847	3,884	12,903	13,189
Acquisition, integration and restructuring related expenses(2)	17,950	(23)	17,950	4,940
Loss on extinguishment of debt	—	14,988	9,300	14,988
Adjusted EBITDA	$184,806	$171,901	$559,632	$470,759
Collections applied to principal balance(3)	$188,181	$172,406	$641,765	$547,902
________________________
(1)Amount represents a charge resulting from the Stipulated Judgment with the CFPB. We have adjusted for this amount because we believe it is not indicative of ongoing operations; therefore, adjusting for it enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Amount represents acquisition, integration and restructuring related expenses, including the loss recognized on the sale of our investment in Colombia and Peru of $17.4 million during the three and nine months ended September 30, 2021 and the loss on sale of our investment in Brazil of $4.8 million during the nine months ended September 30, 2020. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)Collections applied to principal balance is calculated in the table below. For consistency with our debt covenant reporting, for periods subsequent to June 30, 2020, the collections applied to principal balance also includes proceeds applied to basis from sales of REO assets and related activities; prior period amounts have not been adjusted to reflect this change as such amounts were immaterial.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collections applied to investment in receivable portfolios, net	$250,465	$197,259	$803,185	$540,101
Less: Changes in recoveries	(65,913)	(30,451)	(176,628)	2,203
REO proceeds applied to basis	3,629	5,598	15,208	5,598
Collections applied to principal balance	$188,181	$172,406	$641,765	$547,902

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP total operating expenses, as reported	$245,977	$261,221	$747,948	$709,441
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(47,088)	(54,001)	(133,008)	(137,876)
CFPB settlement fees(2)	—	(15,009)	—	(15,009)
Stock-based compensation expense	(3,847)	(3,884)	(12,903)	(13,189)
Acquisition, integration and restructuring related operating expenses(3)	—	23	—	(132)
Adjusted operating expenses related to portfolio purchasing and recovery business	$195,042	$188,350	$602,037	$543,235
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	35.4%	36.9%	34.5%	36.1%
Europe	31.0%	28.1%	30.7%	28.7%
Other geographies	58.7%	55.6%	55.4%	55.5%
Overall cost per dollar collected	34.4%	34.9%	33.7%	34.5%
Cost-to-collect decreased during the periods presented, primarily attributable to decreased cost-to-collect in the U.S., driven by continued improvement in operational efficiencies in the collection process.
Cost-to-collect in Europe increased due to increased spend in legal collection channel. Our European legal collection channel spending reduced substantially in 2020 as a result of the COVID-19 pandemic, the legal collection channel spending increased substantially in the third quarter of 2021 as compared to the same period in the prior year and drove the higher overall cost-to-collect in Europe.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2021
		<2012	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total(2)	Multiple(3)
United States:
<2012	$2,143,750	$3,983,166	$760,285	$554,597	$391,737	$293,528	$206,933	$155,456	$121,545	$99,300	$77,101	$52,866	$6,696,514	3.1
2012	548,803	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	27,797	19,564	1,295,115	2.4
2013	551,866	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	45,642	1,578,796	2.9
2014	517,651	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	27,714	1,049,826	2.0
2015	499,075	—	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	34,788	832,739	1.7
2016	553,170	—	—	—	—	—	110,875	283,035	234,690	159,279	116,452	71,702	976,033	1.8
2017	528,087	—	—	—	—	—	—	111,902	315,853	255,048	193,328	117,087	993,218	1.9
2018	630,553	—	—	—	—	—	—	—	175,042	351,696	308,302	184,002	1,019,042	1.6
2019	676,937	—	—	—	—	—	—	—	—	174,693	416,315	317,708	908,716	1.3
2020	539,131	—	—	—	—	—	—	—	—	—	213,450	335,862	549,312	1.0
2021	283,288	—	—	—	—	—	—	—	—	—	—	72,670	72,670	0.3
Subtotal	7,472,311	3,983,166	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,279,605	15,971,981	2.1
Europe:
2013	619,079	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	72,423	1,319,815	2.1
2014	623,129	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	65,210	1,011,982	1.6
2015	419,941	—	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	44,776	557,156	1.3
2016	258,218	—	—	—	—	—	44,641	97,587	83,107	63,198	51,609	39,233	379,375	1.5
2017	461,571	—	—	—	—	—	—	68,111	152,926	118,794	87,549	65,295	492,675	1.1
2018	433,302	—	—	—	—	—	—	—	49,383	118,266	78,846	61,584	308,079	0.7
2019	273,354	—	—	—	—	—	—	—	—	44,118	80,502	67,610	192,230	0.7
2020	116,899	—	—	—	—	—	—	—	—	—	22,721	46,174	68,895	0.6
2021	196,864	—	—	—	—	—	—	—	—	—	—	24,039	24,039	0.1
Subtotal	3,402,357	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	486,344	4,354,246	1.3
Other geographies:
2012	6,721	—	—	3,848	2,561	1,208	542	551	422	390	294	199	10,015	1.5
2013	29,465	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	1,042	708	48,302	1.6
2014	85,418	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	4,300	3,204	75,897	0.9
2015	81,232	—	—	—	—	15,061	57,064	43,499	32,622	17,499	4,688	3,058	173,491	2.1
2016	61,595	—	—	—	—	—	29,269	39,710	28,992	16,078	5,196	3,199	122,444	2.0
2017	49,670	—	—	—	—	—	—	15,471	23,075	15,383	7,303	5,211	66,443	1.3
2018	25,731	—	—	—	—	—	—	—	12,910	15,008	5,892	3,905	37,715	1.5
2019	2,468	—	—	—	—	—	—	—	—	3,198	245	145	3,588	1.5
Subtotal	342,300	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	19,629	537,895	1.6
Total	$11,216,968	$3,983,166	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$1,785,578	$20,864,122	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2021, excluding collections on behalf of others.
(3)Cumulative Collections Multiple (“Multiple”) through September 30, 2021 refers to collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections from purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2011	$1,759,963	$5,523,904	$87,587	$5,611,491	3.2
2011	383,787	1,172,610	50,965	1,223,575	3.2
2012	548,803	1,295,115	51,217	1,346,332	2.5
2013(3)	551,866	1,578,796	139,113	1,717,909	3.1
2014(3)	517,651	1,049,826	81,461	1,131,287	2.2
2015	499,075	832,739	90,200	922,939	1.8
2016	553,170	976,033	168,721	1,144,754	2.1
2017	528,087	993,218	281,518	1,274,736	2.4
2018	630,553	1,019,042	410,059	1,429,101	2.3
2019	676,937	908,716	736,161	1,644,877	2.4
2020	539,131	549,312	866,983	1,416,295	2.6
2021	283,288	72,670	622,332	695,002	2.5
Subtotal	7,472,311	15,971,981	3,586,317	19,558,298	2.6
Europe:
2013(3)	619,079	1,319,815	749,120	2,068,935	3.3
2014(3)	623,129	1,011,982	549,610	1,561,592	2.5
2015(3)	419,941	557,156	359,332	916,488	2.2
2016	258,218	379,375	300,482	679,857	2.6
2017	461,571	492,675	492,610	985,285	2.1
2018	433,302	308,079	546,999	855,078	2.0
2019	273,354	192,230	454,661	646,891	2.4
2020	116,899	68,895	285,049	353,944	3.0
2021	196,864	24,039	420,688	444,727	2.3
Subtotal	3,402,357	4,354,246	4,158,551	8,512,797	2.5
Other geographies:
2012	6,721	10,015	—	10,015	1.5
2013	29,465	48,302	—	48,302	1.6
2014	85,418	75,897	43,032	118,929	1.4
2015	81,232	173,491	8,713	182,204	2.2
2016	61,595	122,444	—	122,444	2.0
2017	49,670	66,443	18,372	84,815	1.7
2018	25,731	37,715	—	37,715	1.5
2019	2,468	3,588	—	3,588	1.5
Subtotal	342,300	537,895	70,117	608,012	1.8
Total	$11,216,968	$20,864,122	$7,814,985	$28,679,107	2.6
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2021, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections from purchased receivable portfolios and estimated future cash flows from real estate-owned assets by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2021(3)	2022	2023	2024	2025	2026	2027	2028	2029	>2029	Total(2)
United States:
<2011	$8,163	$26,306	$18,251	$12,631	$8,595	$5,815	$3,846	$2,374	$1,221	$385	$87,587
2011	4,224	14,326	10,122	7,106	4,993	3,511	2,473	1,744	1,233	1,233	50,965
2012	4,263	14,238	10,097	7,064	4,964	3,492	2,459	1,735	1,227	1,678	51,217
2013(4)	12,543	38,277	26,397	18,705	13,264	9,408	6,674	4,737	3,363	5,745	139,113
2014(4)	6,876	22,954	15,764	10,755	7,580	5,364	3,801	2,696	1,916	3,755	81,461
2015	7,838	26,045	17,718	12,070	8,048	5,578	3,935	2,786	1,977	4,205	90,200
2016	15,720	50,154	33,272	22,245	15,002	9,910	6,788	4,770	3,375	7,485	168,721
2017	25,052	80,723	52,589	37,768	25,771	18,021	12,424	8,833	6,254	14,083	281,518
2018	39,157	123,594	82,906	55,370	36,686	24,444	16,246	10,558	7,198	13,900	410,059
2019	69,662	209,416	140,462	99,741	67,544	46,306	31,966	22,256	15,288	33,520	736,161
2020	77,996	265,217	165,362	113,679	77,896	52,503	35,916	25,042	17,506	35,866	866,983
2021	42,573	175,202	144,756	84,334	54,499	37,777	25,627	17,916	12,643	27,005	622,332
Subtotal	314,067	1,046,452	717,696	481,468	324,842	222,129	152,155	105,447	73,201	148,860	3,586,317
Europe:
2013(4)	21,579	83,496	77,549	70,589	65,365	59,671	54,055	49,522	45,689	221,605	749,120
2014(4)	18,058	68,075	61,742	54,979	49,564	43,928	38,357	34,947	31,261	148,699	549,610
2015(4)	12,661	47,050	41,672	37,045	33,006	29,192	25,089	22,323	19,879	91,415	359,332
2016	13,636	47,744	42,403	35,051	30,149	25,566	20,491	17,246	14,291	53,905	300,482
2017	21,184	76,732	65,552	55,338	46,490	38,930	33,538	28,306	24,451	102,089	492,610
2018	20,441	76,964	70,419	61,516	53,214	46,010	38,916	33,593	28,522	117,404	546,999
2019	20,499	73,974	63,270	53,923	45,296	37,549	29,880	24,897	21,167	84,206	454,661
2020	12,604	46,701	42,463	34,385	27,902	24,548	19,793	16,193	13,261	47,199	285,049
2021	13,972	64,070	59,243	48,965	41,491	35,532	31,164	26,798	22,480	76,973	420,688
Subtotal	154,634	584,806	524,313	451,791	392,477	340,926	291,283	253,825	221,001	943,495	4,158,551
Other geographies:
2012	—	—	—	—	—	—	—	—	—	—	—
2013	—	—	—	—	—	—	—	—	—	—	—
2014	2,095	7,022	6,502	5,814	4,758	2,796	1,591	1,448	1,448	9,558	43,032
2015	296	1,001	1,217	1,131	1,044	754	631	529	445	1,665	8,713
2016	—	—	—	—	—	—	—	—	—	—	—
2017	711	2,621	2,385	2,101	1,894	1,428	822	745	745	4,920	18,372
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
Subtotal	3,102	10,644	10,104	9,046	7,696	4,978	3,044	2,722	2,638	16,143	70,117
Portfolio ERC	471,803	1,641,902	1,252,113	942,305	725,015	568,033	446,482	361,994	296,840	1,108,498	7,814,985
REO ERC(5)	10,393	21,264	17,499	9,377	3,471	1,596	269	218	281	—	64,368
Total ERC	$482,196	$1,663,166	$1,269,612	$951,682	$728,486	$569,629	$446,751	$362,212	$297,121	$1,108,498	$7,879,353
________________________
(1)As of September 30, 2021, ERC for Zero Basis Portfolios include approximately $87.6 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $70.1 million from cost recovery portfolios, primarily in other geographies.

(2)Represents the expected remaining gross cash collections over a 180-month period. As of September 30, 2021, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,341,255	$3,515,672
Europe	2,932,487	3,537,275
Other geographies	50,659	58,434
Portfolio ERC	6,324,401	7,111,381
REO ERC	63,872	64,368
Total ERC	$6,388,273	$7,175,749
(3)Amount for 2021 consists of three months data from October 1, 2021 to December 31, 2021.
(4)Includes portfolios acquired in connection with certain business combinations.
(5)Real estate-owned assets ERC includes approximately $62.7 million and $1.7 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of September 30, 2021, we had $3.1 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2021(1)	$120,224	$54,385	$3,074	$177,683
2022	422,620	195,574	10,644	628,838
2023	295,722	185,481	9,111	490,314
2024	194,942	158,762	5,814	359,518
2025	129,002	138,140	4,758	271,900
2026	87,199	121,473	2,796	211,468
2027	58,767	101,652	1,591	162,010
2028	40,550	89,193	1,448	131,191
2029	28,225	78,677	1,448	108,350
2030	19,696	70,113	1,448	91,257
2031	14,002	66,216	1,448	81,666
2032	10,159	63,471	1,448	75,078
2033	7,694	65,008	649	73,351
2034	6,006	67,741	—	73,747
2035	4,928	75,380	—	80,308
2036	2,762	63,830	—	66,592
Total	$1,442,498	$1,595,096	$45,677	$3,083,271
________________________
(1)Amount for 2021 consists of three months data from October 1, 2021 to December 31, 2021.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2019	854	$1,732,977	$262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,022	214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689
Q1 2021	749	1,328,865	170,178
Q2 2021	612	1,151,623	142,728
Q3 2021	767	1,403,794	168,188

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Net cash provided by operating activities	$211,990	$249,982
Net cash provided by investing activities	312,808	7,575
Net cash used in financing activities	(564,673)	(267,891)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $212.0 million and $250.0 million during the nine months ended September 30, 2021 and 2020, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios.

Net cash provided by investing activities was $312.8 million and $7.6 million during the nine months ended September 30, 2021 and 2020, respectively. Receivable portfolio purchases, net of put-backs, were $473.0 million and $518.0 million during the nine months ended September 30, 2021 and 2020, respectively. Collection proceeds applied to the investment in receivable portfolios, net, were $803.2 million and $540.1 million during the nine months ended September 30, 2021 and 2020, respectively.
Financing Cash Flows
Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes.
Net cash used in financing activities was $564.7 million and $267.9 million during the nine months ended September 30, 2021 and 2020, respectively. Borrowings under our credit facilities were $418.9 million and $1,695.9 million during the nine months ended September 30, 2021 and 2020, respectively. Repayments of amounts outstanding under our credit facilities were $714.0 million and $2,051.8 million during the nine months ended September 30, 2021 and 2020, respectively. Proceeds from the issuance of senior secured notes were $353.7 million and $410.8 million during the nine months ended September 30, 2021 and 2020, respectively. Repayments of senior secured notes were $349.4 million and $152.4 million during the nine months ended September 30, 2021 and 2020, respectively. We paid $161.0 million of convertible senior notes that matured on March 15, 2021 and $89.4 million of convertible senior notes using cash on hand during the nine months ended September 30, 2021 and 2020, respectively.
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
On August 12, 2015, our Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, we announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. During the three and nine months ended September 30, 2021, we repurchased 854,002 and 1,976,857 shares of our common stock for approximately $40.7 million and $88.1 million, respectively. Our practice is to retire the shares repurchased.
On November 3, 2021, we announced our intent to launch a tender offer on November 4, 2021 to purchase with cash up to $300.0 million of shares of our common stock. We expect to fund the purchase of shares pursuant to the tender offer, together with all related fees and expenses, with cash and cash equivalents. We may also make a drawing from our Global Senior Facility. We will retire the shares purchased from the tender offer.
In May 2021, we terminated our at-the-market equity offering program (the “ATM Program”) pursuant to which we could issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million.
Our cash and cash equivalents as of September 30, 2021 consisted of $20.7 million held by U.S.-based entities and $137.5 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $28.3 million as of September 30, 2021.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of September 30, 2021, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Interest Rates. As of September 30, 2021, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Changes in Internal Control over Financial Reporting
Except as noted below there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2021, the Company repurchased 854,002 shares of our common stock for approximately $40.7 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended September 30, 2021, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
July 1, 2021 to July 31, 2021	211,176	$46.74	211,176	$242,710,103
August 1, 2021 to August 31, 2021	337,983	$47.64	337,983	$226,608,593
September 1, 2021 to September 30, 2021	304,843	$48.31	304,843	$211,881,627
Total	854,002	$47.66	854,002	$211,881,627
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

10.1
Amended and Restated Senior Facilities Agreement, dated August 5, 2021, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.2	Amendment No. 1 to Fourth Amended and Restated Senior Secured Note Purchase Agreement, dated August 17, 2021, by and among Encore Capital Group, Inc. and the purchasers named therein (filed herewith)

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

Date: November 3, 2021