Form 10-K
period 2021-12-31
ENCORE CAPITAL GROUP INC
filed 2022-02-23
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,422.7 million at June 30, 2021, based on the closing price of the common stock of $47.39 per share on such date, as reported by NASDAQ.
The number of shares of our Common Stock outstanding at February 17, 2022, was 24,531,157.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2022 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2021.

PART I
Item 1—Business
Our Business
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We primarily purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial obligations to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for non-performing loans in Europe.
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
We also have additional international investments and operations as we have explored new asset classes and geographies including: (1) an investment in Encore Asset Reconstruction Company (“EARC”) in India and (2) an investment in portfolio in Mexico. We refer to these additional international operations as our Latin America and Asia-Pacific (“LAAP”) operations.
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
Throughout this Annual Report on Form 10-K, when we refer to our United States operations, we include accounts originated in the United States that are serviced through our operations centers in the United States, India and Costa Rica. When we refer to our international operations, we are referring to accounts originated outside of the United States. Those accounts are generally serviced in the country of origin. When we refer to Europe, we are referring to Europe including the United Kingdom.
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
We have been able to leverage over 20 years of data, insights, modeling and operational experience. Each year we invest significant capital to purchase credit bureau and customized consumer data that describe account level and macroeconomic factors related to credit, savings, and payment behavior. This robust data accumulation from our collection channels and other sources supports our direct mail, call center and digital collection efforts and our market-leading proprietary scorecards for legal placements. We leverage these and other powerful statistical models to drive each collection activity.
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

Many credit providers seek to do business with credit management companies that provide consistent, compliant and consumer-focused services to protect the credit provider’s own reputation. Encore’s established regulatory and compliance programs are a key differentiator that enables the Company to successfully and efficiently demonstrate its expertise to credit providers. MCM has achieved certification from all major U.S. issuers who sell their charged-off accounts to third parties. Cabot also maintains a leading track record of regulatory approval and was the first large UK-based credit management service company to receive full FCA authorization.
Strong Capital Stewardship. We continue to maintain a focus on raising and deploying capital prudently to maximize the return on our invested capital. Our operational scale and geographic diversification enable us to adjust to market trends and deploy capital to maximize risk-adjusted returns.
Operational Scale and Cost Efficiency. We are a market leader in portfolio purchasing and recovery in the United States and one of the largest credit management services providers in Europe. This operational scale combined with cost efficiency is central to our purchasing and collection strategies. We also experience considerable cost advantages stemming from our scale and focus on collecting in a cost-efficient manner. Our operations in India and Costa Rica have been critical to achieving these efficiencies.
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
Market Focus. We continue to concentrate on our core portfolio purchasing and recovery business in the U.S. and the U.K. markets, where scale helps us generate our highest risk-adjusted returns. We believe these markets have attractive structural characteristics including: (1) a large and consistent flow of purchasing opportunities; (2) a strong regulatory framework that creates advantages for firms with sufficient financial and operational capabilities; (3) a high degree of sophistication and data availability; and (4) stable long term returns and resilience in the event of macroeconomic disruption. In addition, we are strengthening our presence in Spain, France, Portugal and Ireland, each of which we believe shares a number of these same attractive market characteristics.
Balance Sheet Strength. We are focused on strengthening our balance sheet while delivering strong financial and operational results. This includes increasing our cash flow generation through efficient collection operations. Depending on our relative leverage, we may apply excess cash toward reducing our debt or, in circumstances in which we are operating within or below the lower end of our target leverage range, we may allocate capital toward share repurchases. Furthermore, we believe our global funding structure enhances access to capital markets and provides us with financial flexibility, particularly with respect to our ability to allocate capital to our markets with the best risk-adjusted returns.
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

We employ a variety of collections strategies from the point of purchase, tailored to both the type of account and the consumer’s financial strength. For paying accounts, we seek to engage with the consumers to transfer their payment stream to us and understand their detailed financial situation. For non-paying accounts, we apply a segmentation framework tailoring our communication and contact intensity in line with our assessment of their credit bureau data, the size of their debt, our belief as to the consumer’s ability to pay their debt, and whether we have an existing relationship with them from other accounts. Where contact is made and consumers indicate both a willingness and ability to pay, we create tailor-made payment plans to suit the consumer’s situation. In doing so, we utilize U.K. regulatory protocols to assess affordability and ensure their plan is fair, balanced and sustainable. Where we identify consumers with an ability to pay but who appear to be unwilling to pay their debt due, we pursue a range of collections strategies, which may include litigation processes in order to stimulate engagement and enable us to agree to a suitable plan. Scoring is applied in conjunction with manual selection criteria to determine whether litigation might be an option, also informing any enforcement action that may be deemed most appropriate to the consumer’s situation. Relationships with consumers are maintained through the duration of the payment plan, seeking to review plans at least annually in order to take into account fluctuations in consumers’ financial situations. Again, scoring is used to vary the intensity of contact effort, mirroring the likelihood of a consumer’s financial situation having changed. In the event that a consumer breaks their plan, segmentation is used to tailor the communication and contact intensity as we seek to re-engage with the consumer and understand the reason for the break. By understanding the reason for the break we can tailor the solutions we recommend to rehabilitate the plan and put the consumer back on the path to financial recovery. In this way, we have built strong relationships with our consumer base with a robust repayment stream, reflected in exceptional customer service scores.
Debt Servicing
Our debt servicing operations, which are performed by subsidiaries of Cabot, include early stage collections, business process outsourcing and contingent collections for credit originators. We mainly provide debt servicing for consumer accounts, but also provide services for business-to-business accounts. We believe our debt servicing operations provide us: exposure to the oversight requirements of financial services clients that drive a continually evolving compliance agenda; access to proprietary debt purchase opportunities; and an opportunity to support clients across the collections and recoveries lifecycle, thereby allowing us to remain close to evolving trends.
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
Cabot (Europe)
While seasonality does not have a material impact on European operations, in the years preceding the COVID-19 pandemic collections were generally strongest in the second and third calendar quarters and slower in the first and fourth quarters, largely driven by the impact of the December holiday season and the New Year holiday, and the related impact on consumers’ ability to repay their balances. This drove a higher level of payment plan defaults over this period, which were typically repaired across the first quarter of the following year. The August vacation season in the United Kingdom also had an unfavorable effect on the level of collections, but this was traditionally compensated for by higher collections in July and September. Following the start of the COVID-19 pandemic there has been more variability in quarterly collections and the impact of seasonality has been more difficult to predict.
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
Process Control. To provide assurance that our technology solutions continue to operate efficiently and securely, we have developed strong process and control environments. These governance, risk management, and control protocols govern all areas of the enterprise, including from physical, information and cyber security, change management, data protection and segregation of duties.
Information Security. We divide our information security program into the three core tenets that we believe result in a solid information security practice: (1) Governance Risk and Compliance (GRC); (2) Security Operations; and (3) Security Engineering and Architecture. We invest in technologies to protect our organization and consumer and proprietary data throughout its life cycle. We believe that our adoption and implementation of leading security frameworks and certifications demonstrate our commitment to protecting consumer information and our enterprise. To ensure the integrity and reliability of our environment, we periodically engage outside specialists to examine and test our systems, technical posture as well as our detection and response capabilities, including our disaster recovery plans. Through this work, we are able to adopt recommendations and adjust our information and cyber security posture to the constantly changing threat landscape.
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
We believe that smaller competitors in the United States and the United Kingdom are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to increased regulatory pressure and scrutiny applied by regulators. In addition, sellers of charged-off consumer receivables are sensitive to the reputational risks involved in the industry and are therefore being more selective with buyers in the marketplace. We believe this favors larger participants in this market, such as us, that are better able to adapt to these pressures.

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
In September 2015, we entered into a consent order (the “2015 Consent Order”) with the CFPB in which we settled allegations arising from our practices between 2011 and 2015. In September 2020, the CFPB filed a lawsuit alleging that we violated the 2015 Consent Order. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. In October 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment requires us to, among other things, continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of our routine practices. In connection with the Stipulated Judgment, the CFPB formally terminated the 2015 Consent Order.
Additionally, we are subject to ancillary state Attorney General investigations related to similar debt collection practices. For example, in 2018, we entered into settlement agreements with the Attorneys General of 42 U.S. states and the District of Columbia in connection with our debt collection and litigation practices.
In October 2020, the CFPB issued final rules in the form of a new Regulation F to implement the Fair Debt Collection Practices Act, which rules restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers and limits relating to telephonic communications. In December 2020, the CFPB also issued an additional debt collection final rule focused on consumer disclosures. This final rule amends Regulation F to provide additional requirements regarding validation information and disclosures provided at the outset of debt collection communications, prohibit suits and threats of suits regarding time-barred debt, and identify actions that must be taken before a debt collector may report information about a debt to consumer reporting agencies. The rules became effective on November 30, 2021. Based on our assessment of the rules, we believe that the new rules will not have a material incremental effect on our operations.
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
State laws, among other things, also may limit the interest rate and the fees that apply to our consumers’ accounts, limit the time in which we may file legal actions to enforce those accounts, and require specific account information for certain collection activities. By way of example, the California Fair Debt Buying Practices Act that directly applies to debt buyers, applies to accounts sold after January 1, 2014. The law requires, among other things, debt buyers operating in California to have in their possession specific account information before debt collection efforts can begin. Moreover, the New York State Department of Financial Services issued debt collection regulations, which took effect in September 2015, that established requirements for collecting debt in the state. In addition, other state and local requirements and court rulings in various jurisdictions may also affect our ability to collect.
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
Financial Conduct Authority Regulation. UK debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office and the UK Office of Communications. Cabot has three regulated entities in the UK: the debt purchase brand Cabot Credit Management Group Limited (“CCMG”), the servicing brand Wescot Credit Services Limited (“Wescot”) and Cabot’s law firm, Mortimer Clarke Solicitors Limited (“Mortimer Clarke”). The FCA regards debt collection as a “high risk” activity primarily due to the potential impact that poor practice can have on already vulnerable consumers and as a result maintains a high focus on the sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including “Treating Customers Fairly” principles, as well as the applicable consumer credit laws and regulations. The FCA also publishes guidance on various topics from time to time that it expects firms to comply with. In the context of the COVID-19 pandemic, the FCA has made it clear by way of its guidance to consumer credit and debt management firms that it expects such firms to adjust policies and lending and collection practices as necessary to accommodate customers that continue to experience financial difficulties as a result of the COVID-19 pandemic.
The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. In December 2021 the FCA published the Consumer Duty, which aims to provide a higher level of consumer protection in retail financial markets and combines existing consumer treatment requirements with enhanced standards. It is expected that the FCA will establish the final rules of the new Consumer Duty in July 2022. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase via requirements such as the Consumer Duty. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources in our compliance governance framework.
The Senior Managers and Certification Regime (“SMCR”), designed to drive accountability and risk ownership within businesses, came into effect for UK operations in December 2019, and affected the majority of colleagues who need to be aware and adhere to the required standards of conduct.
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
Consumer protection. The Consumer Credit Act of 1974 (and its related regulations) (the “UK Consumer Credit Act”) and the UK Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. The FCA continue to review the provisions of the UK Consumer Credit Act and having up to this point prioritized changes linked to Brexit are now working with the UK Government to focus on terms that have been identified as requiring the most urgent updates.
Data protection. In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with the General Data Protection Regulation 2016/679 (“GDPR”) and where applicable the UK Data Protection Act 2018. This substantially replaced the previous legislation (Data Protection Act of 1998) and introduced significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). Data Protection Officer(s) have been appointed for the UK, Spain and Ireland who are supported by Privacy Champions at each European/UK site to promote and enforce good data protection practices.
Ireland. The regulatory regime in Ireland has been subject to significant changes in recent years. In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015 (as amended, the “2015 Act”), which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following the sale of consumer loan portfolios to unregulated entities. Cabot Financial (Ireland) Limited is authorized by the Central Bank of Ireland under Part V of the Central Bank Act 1997 as amended by the 2015 Act as a Credit Servicing Firm. As a result, Cabot Financial (Ireland) Limited is subject to the Central Bank of Ireland’s supervisory and enforcement regime and is subject to various regulatory consumer protection codes. Cabot Financial (Ireland) Limited was already obligated to ensure compliance with these codes through its contractual agreements to service loans on behalf of various Irish financial institutions and is audited on a regular basis against such obligations. The Central Bank of Ireland also maintains a register of key senior managers and has powers to act where individuals fail to meet the required standards of conduct. These powers are due to be further strengthened with the introduction of an enhanced regime in 2022 (SEARs – Senior Executive

Accountability Regime), this is expected to align to the UK SMCR and widen accountability and the nature of action that can be taken where the required standards are not achieved.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit.” The United Kingdom formally exited the European Union on January 31, 2020 although an agreement was not reached until the end of the allocated transition period in December 2020. Even though an agreement has been reached there remains a significant lack of clarity over the terms of the United Kingdom’s future relationship with the European Union in certain key areas including Financial Services, where a temporary additional transition period has been assigned while negotiations continue. The full impact of Brexit is still emerging and could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the European Union.
In October 2021 the Non Performing Loan Directive (“NPL Directive”) was approved by the European Council with the implementation period commencing in December 2021. The purpose of the NPL Directive is to help develop an efficient, transparent and consistent secondary loan marketplace across Europe. The NPL Directive does not impact the UK based business and the full impact of the legislation on our business in Europe will be assessed over the coming months and will depend on current local regulatory regimes and the extent that the legislation is adopted by local governments. Implementation of the NPL Directive is required by December 31, 2023.
In addition, the other markets in which we currently operate (including Spain, France, Italy and Portugal) are subject to local laws and regulations, and we continue to review the required risk and compliance programs to facilitate compliance with applicable laws and regulations in those markets. Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act, which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain, or retain business.
Human Capital Management
As of December 31, 2021, we had 6,604 employees, of which approximately 20% were in the United States and 80% were in our international locations. We have no employees in North America represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in Spain and the United Kingdom who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are positive.
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
Diversity and Inclusion
At Encore, we are committed to cultivating an inclusive culture that reflects our consumers and our communities, where our actions and mindset ensure every individual can thrive. We see advancing Diversity and Inclusion as a journey that we will continually work on to build a better Encore for our employees and other stakeholders. We value diverse viewpoints and inclusive experiences and strive for balanced representation in our overall organization. We foster a culture of respect and inclusion in various ways, including offering unconscious bias and diversity training, tracking gender diversity, and celebrating diversity through global cultural appreciation initiatives. As of December 31, 2021, approximately 46% of our total workforce were women.
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
In response to the global COVID-19 pandemic, we implemented programs and services that we determined were in the best interest of our employees, their families, our consumers and business partners, as well as the communities in which we operate. These include continued work-from-home arrangements for a majority of our eligible employees, reimbursement of certain home office related expenses, enhanced information technology (IT) support, backup childcare, enhanced medical insurance coverage, activities and programs supporting mental health, and regular communications and updates to employees.
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
•Increased spending on business continuity efforts and readiness efforts for returning to our offices, which may in turn require that we cut costs and investments in other areas; and
•An increased risk of an information or cyber security incident, fraud or a failure in the effectiveness of our compliance programs due to, among other things, an increase in remote work.
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
These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. In addition, Brexit has caused, and may continue to cause, both significant volatility in global stock markets and currency exchange rate fluctuations, as well as create significant uncertainty among United Kingdom businesses and investors. We generate a significant portion of our earnings in the United Kingdom, and any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.
Exchange rate fluctuations could adversely affect our business, financial condition and operating results.
Because we conduct some business in currencies other than U.S. dollars, primarily the British Pound, but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates upon translation of these business results into U.S. dollars. In the normal course of business, we may employ various strategies to manage these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations in foreign currency exchange rates could adversely affect our financial condition and operating results.
Risks Related to Government Regulation and Litigation
Our business is subject to extensive laws and regulations, which have increased and may continue to increase.
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, extensive laws and regulations directly apply to key portions of our business. These laws and regulations are also subject to review from time to time and may be subject to significant change. Changes in laws and regulations applicable to our operations, or the manner in which they are interpreted or applied, could limit our activities in the future or could significantly increase the cost of regulatory compliance. These negative effects could result from changes in collection laws and guidance, laws related to credit reporting, consumer bankruptcy laws, laws related to the management and enforcement of consumer debt, court and enforcement procedures, the statute of limitation for debts, accounting standards, taxation requirements, employment laws, communications laws, data privacy and protection laws, anti-bribery and corruption laws and anti-money laundering laws. For example, on October 30, 2020, the CFPB issued final rules in the form of new Regulation F to implement the Fair Debt Collection Practices

Act, which rules restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt as discussed in more detail under “Part I - Item 1—Business - Government Regulation.”
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
Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling receivables to us, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results. For example, on September 8, 2020, the CFPB filed a lawsuit alleging that Encore and certain of our US subsidiaries had violated a consent order (the “2015 Consent Order”) pursuant to which we had previously settled allegations raised by the CFPB arising from practices during the period between 2011 and 2015. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. On October 15, 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment requires us to, among other things: (1) continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices; (2) pay a $15.0 million civil monetary penalty; and (3) provide redress of approximately $9,000 to 14 affected consumers, which is in addition to approximately $70,000 of redress that the Company had previously voluntarily provided.
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
As described in greater detail in “Note 6: Borrowings” to our consolidated financial statements, as of December 31, 2021, our total long-term indebtedness outstanding was approximately $3.0 billion. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
Changes in the method pursuant to which LIBOR rates are determined, including the potential phasing out of LIBOR after 2021, may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or our results of operations or financial condition.
Certain of our debt and other financial instruments have interest rates tied to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, the ICE Benchmark Administration, in its capacity as administrator of U.S. Dollar LIBOR, has announced that it intends to extend publication of certain U.S. Dollar LIBOR rates to June 2023. Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate after 2021.
At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates, may have on our cost of capital. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on extensions of credit held by us and could have a material adverse effect on us.
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
Failure to establish and maintain effective internal controls could have a material adverse effect on the accuracy and timing of our financial reporting in future periods.
As a publicly traded company, we are subject to the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.
During the year ended December 31, 2021, we determined that we did not design and maintain effective controls within our Midland Credit Management operating unit with respect to the determination of certain qualitative factors applied to our estimates of future recoveries. This was evidenced by our failure to sufficiently document and substantiate certain qualitative factors that were applied to the output of our quantitative forecasting model during the year ended December 31, 2021. Accordingly, management has determined that this is a control deficiency that constitutes a material weakness.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of implementing remedial measures to address the material weakness and we expect that the remediation of this material weakness will be completed no later than December 31, 2022. However we cannot ensure that our efforts will be successful, or that we have identified all material weaknesses. Any failure to implement these remedial measures and to achieve and maintain effective internal controls and disclosure controls and procedures could have a material adverse effect on the market for our common stock.
For a discussion of our internal controls over financial reporting and a description of the identified material weakness, see Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

Item 1B—Unresolved Staff Comments
None.

Item 2—Properties
We lease office space for our corporate headquarters in San Diego, California. We also lease office space for our call centers, internal legal and consumer support services in the United States, Costa Rica, India, the United Kingdom and other European countries. We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.

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
The closing price of our common stock on February 17, 2022, was $71.51 per share and there were 26 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2016 through December 31, 2021, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group consisting of B2Holding, Hoist Finance, Intrum, Kruk and PRA Group, Inc. which we believe are comparable companies. Arrow Global was removed from the peer group presented for 2021 as it became a private company. The comparison assumes that $100 was invested on December 31, 2016, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Encore Capital Group, Inc., the NASDAQ Composite Index,
and Peer Group

$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/16
12/17
12/18
12/19
12/20
12/21
Encore Capital Group, Inc.
NASDAQ Composite
Peer Group

	12/16	12/17	12/18	12/19	12/20	12/21
Encore Capital Group, Inc.	$100.00	$146.95	$82.02	$123.42	$135.95	$216.79
NASDAQ Composite Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
Peer Group	$100.00	$112.77	$69.76	$88.92	$85.46	$104.12
Dividend Policy
As a public company, we have never declared or paid dividends on our common stock. The declaration, payment, and amount of future dividends, if any, is subject to the discretion of our Board of Directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Our ability to pay dividends may be restricted by covenants in certain of the indentures governing our senior secured notes and by the terms of our global senior secured revolving credit facility (“Global Senior Facility”). We may also be subject to additional dividend restrictions under future debt agreements or the terms of securities we may issue in the future.
Share Repurchases
In August 2015, our Board of Directors approved a $50.0 million share repurchase program. In May 2021, we announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. During the three months ended December 31, 2021, we repurchased 621,177 shares of our common stock for approximately $33.1 million under the share repurchase program. Our practice is to retire the shares repurchased.
On November 4, 2021, we commenced a modified “Dutch Auction” tender offer to purchase up to $300.0 million of shares of our common stock with a price range between $52.00 and $60.00 per share. On December 9, 2021, we announced the final results of the tender offer. Through the tender offer, we purchased 4,471,995 shares of common stock at a price of $60.00 per share, for a total cost of $268.3 million, excluding fees and expenses. The shares purchased through the tender offer were immediately retired.
The following table presents information with respect to purchases of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)
October 1, 2021 to October 31, 2021	406,270	$51.72	406,270	$190,869,343
November 1, 2021 to November 30, 2021 (1)	119,682	$53.82	119,682	$484,428,058
December 1, 2021 to December 31, 2021 (1)	4,567,220	$59.98	4,567,220	$178,805,902
Total	5,093,172	$59.17	5,093,172	$178,805,902
________________________
(1)On November 4, 2021, we commenced a modified “Dutch Auction” tender offer to purchase up to $300.0 million of shares of our common stock. In December 2021, we repurchased 4,471,995 shares through the tender offer at a price of $60.00 for a total amount of $268.3 million.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6—[Reserved]

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in this Annual Report on Form 10-K under “Part I, Item 1A—Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
Our Business
We are an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for non-performing loans in Europe.
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

Recent Developments
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns (including court closures in certain jurisdictions). While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations for an indefinite period of time. Through a combination of work-from-home and social distancing, we remain fully operational in all the markets we serve. As a result of the COVID-19 pandemic and the resulting containment measures, we have observed, among other things, a decrease in market supply in both US and Europe driven mainly by a decrease in charge off rates.
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
Portfolio Purchasing and Recovery
MCM (United States)
In the United States, the defaulted consumer receivable portfolios we purchase are primarily charged-off credit card debt portfolios. A small percentage of our capital deployment in the United States is comprised of receivable portfolios subject to Chapter 13 and Chapter 7 bankruptcy proceedings.
We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our U.S. operations. These methods and models allow us to value portfolios accurately (limiting the risk of overpaying), avoid buying portfolios that are incompatible with our methods or strategies and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the fourth quarter was somewhat higher than in previous periods. Issuers continued to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We are closely monitoring the impacts of the COVID-19 pandemic on pricing and supply. We have observed a decrease in supply as a result of the COVID-19 pandemic, but expect supply to increase once again.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are being more selective with buyers in the marketplace. We believe this favors larger participants, like MCM, because the larger market participants are better able to adapt to these pressures and commit to larger forward flow agreements.
Cabot (Europe)
The U.K. market for charged-off portfolios has generally provided a relatively consistent pipeline of opportunities over the past few years, despite historically low charge-off rates, as creditors have embedded debt sales as an integral part of their business models and consumer indebtedness has continued to grow since the financial crisis.
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
Purchases by Geographic Location
The following table summarizes the geographic locations of receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
MCM (United States)	$408,741	$542,973	$681,777
Cabot (Europe)	255,788	116,899	306,504
Other geographies	—	—	11,577
Total purchases of receivable portfolios	$664,529	$659,872	$999,858
In the United States, capital deployment decreased during the year ended December 31, 2021, as compared to 2020. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The decrease in purchases in the U.S. is a result of a decrease in supply, which we believe is temporary. Capital deployment also decreased for the year ended December 31, 2020, as compared to 2019, primarily due to a decrease in supply and our cautious approach to purchasing at the beginning of the COVID-19 pandemic when the potential impacts were relatively unknown.
In Europe, capital deployment increased during the year ended December 31, 2021, as compared to 2020. The increase was primarily the result of significantly lower capital deployment during the prior year driven by limited supply of portfolios and a continuation of our selective purchasing process. European capital deployment decreased for the year ended December 31, 2020, as compared to 2019. The decrease was primarily the result of a relatively limited supply of portfolios during the year ended December 31, 2020 and a heightened return expectation as a result of greater uncertainty relating to the future impact of the COVID-19 pandemic.

The average purchase price as a percentage of face value was 11.5%, 11.3%, and 8.6% for the years ended December 31, 2021, 2020, and 2019, respectively. The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the type and quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. For example, the average purchase price as a percentage of face value is higher for fresh portfolios as compared to more seasoned portfolios because we generally expect higher collections from fresh paper. Further, paying portfolios tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. As a result, in periods that we purchase a higher percentage of fresh paper or paying portfolios, we expect that our purchase price as a percentage of face value would be higher than would be in periods where a higher ratio of seasoned paper or non-paying portfolios were purchased.
During the years ended December 31, 2021, 2020, and 2019, we also invested $17.1 million, $1.5 million, and $30.9 million in REO assets, respectively.
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

	Year Ended December 31,
	2021	2020	2019
MCM (United States):
Call center and digital collections	$971,459	$941,682	$742,272
Legal collections	662,810	573,510	563,038
Collection agencies	7,429	13,750	10,799
Subtotal	1,641,698	1,528,942	1,316,109
Cabot (Europe):
Call center and digital collections	259,666	245,762	257,317
Legal collections	203,339	165,249	198,903
Collection agencies	181,974	142,935	178,998
Subtotal	644,979	553,946	635,218
Other geographies:
Call center and digital collections	—	—	25,620
Legal collections	—	—	3,541
Collection agencies	20,682	28,960	46,440
Subtotal	20,682	28,960	75,601
Total collections from purchased receivables	$2,307,359	$2,111,848	$2,026,928

Gross collections from purchased receivables increased by $195.5 million, or 9.3%, to $2,307.4 million during the year ended December 31, 2021, from $2,111.8 million during the year ended December 31, 2020. The increase of collections in the United States was primarily driven by changes in consumer behavior during the COVID-19 pandemic, an increase in legal channel collections and our continued effort in improving liquidation. We are frequently being called upon by our consumers to assist them with their financial recovery through inbound calls and online digital interaction. The large volume of consumer contact resulted in a significant increase in collections and improved our operating efficiency. The increase in collections from purchased receivables in Europe was primarily due to reduced collections in the prior year resulting from the impacts of the COVID-19 pandemic and the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Gross collections from purchased receivables increased $84.9 million, or 4.2%, to $2,111.8 million during the year ended December 31, 2020, from $2,026.9 million during the year ended December 31, 2019. The increase of collections in the United

States was primarily due to the acquisition of portfolios with higher returns in recent periods, the increase in our collection capacity and our continued effort in improving liquidation. European collection decreased primarily due to the impacts of the COVID-19 pandemic.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2021		2020		2019
Revenues
Revenue from receivable portfolios	$1,287,730	79.8%	$1,374,717	91.5%	$1,269,288	90.8%
Changes in recoveries	199,136	12.3%	7,246	0.5%	—	—%
Total debt purchasing revenue	1,486,866	92.1%	1,381,963	92.0%	1,269,288	90.8%
Servicing revenue	120,778	7.5%	115,118	7.7%	126,527	9.1%
Other revenues	6,855	0.4%	4,319	0.3%	9,974	0.7%
Total revenues	1,614,499	100.0%	1,501,400	100.0%	1,405,789	100.6%
Allowances on receivable portfolios, net					(8,108)	(0.6)%
Total revenues, adjusted by net allowances					1,397,681	100.0%
Operating expenses
Salaries and employee benefits	385,178	23.9%	378,176	25.2%	376,365	26.9%
Cost of legal collections	254,280	15.7%	239,071	15.9%	202,670	14.5%
General and administrative expenses	137,695	8.6%	149,113	9.9%	148,256	10.6%
Other operating expenses	106,938	6.6%	108,944	7.3%	108,433	7.8%
Collection agency commissions	47,057	2.9%	49,754	3.3%	63,865	4.6%
Depreciation and amortization	50,079	3.1%	42,780	2.8%	41,029	2.9%
Goodwill impairment	—	—%	—	—%	10,718	0.8%
Total operating expenses	981,227	60.8%	967,838	64.4%	951,336	68.1%
Income from operations	633,272	39.2%	533,562	35.6%	446,345	31.9%
Other expense
Interest expense	(169,647)	(10.5)%	(209,356)	(14.0)%	(217,771)	(15.6)%
Loss on extinguishment of debt	(9,300)	(0.6)%	(40,951)	(2.7)%	(8,989)	(0.6)%
Other expense	(17,784)	(1.1)%	(357)	—%	(18,343)	(1.3)%
Total other expense	(196,731)	(12.2)%	(250,664)	(16.7)%	(245,103)	(17.5)%
Income before income taxes	436,541	27.0%	282,898	18.9%	201,242	14.4%
Provision for income taxes	(85,340)	(5.2)%	(70,374)	(4.7)%	(32,333)	(2.3)%
Net income	351,201	21.8%	212,524	14.2%	168,909	12.1%
Net income attributable to noncontrolling interest	(419)	(0.1)%	(676)	(0.1)%	(1,040)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$350,782	21.7%	$211,848	14.1%	$167,869	12.0%

Comparison of Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2020 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
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
Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to our adoption of CECL. We did not establish a negative allowance for these pools as we elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of these legacy pools. Similar to how we treated ZBA collections prior to the adoption of CECL, all subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in revenue from receivable portfolios in our consolidated statements of income.
Servicing revenue consists primarily of fee-based income earned on accounts collected on behalf of others, primarily credit originators. We earn fee-based income by providing debt servicing (such as early stage collections, BPO, contingent collections, trace services and litigation activities) to credit originators for non-performing loans in Europe.
Other revenues primarily include revenues recognized from the sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios and real estate assets in Europe and LAAP. Other revenues also include gains recognized on transfers of financial assets.

The following table summarizes revenues during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue recognized from portfolio basis	$1,240,656	$1,318,306	$(77,650)	(5.9)%
ZBA revenue	47,074	56,411	(9,337)	(16.6)%
Revenue from receivable portfolios	1,287,730	1,374,717	(86,987)	(6.3)%

Recoveries above forecast	326,006	228,075	97,931	42.9%
Changes in expected future recoveries	(126,870)	(220,829)	93,959	(42.5)%
Changes in recoveries	199,136	7,246	191,890	2648.2%
Debt purchasing revenue	1,486,866	1,381,963	104,903	7.6%

Servicing revenue	120,778	115,118	5,660	4.9%
Other revenues	6,855	4,319	2,536	58.7%
Total revenues	$1,614,499	$1,501,400	$113,099	7.5%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our international revenues were favorably impacted by foreign currency translation, primarily from the weakening of the U.S. dollar, which weakened, based on average exchange rates, against the British Pound by approximately 6.8%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
The decrease in revenue recognized from portfolio basis during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to lower portfolio basis driven by the negative changes in expected future period recoveries and a lower volume of purchases in recent quarters.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period. Collections during the year ended December 31, 2021 significantly outperformed the projected cash flows by approximately $326.0 million. We believe the collection over-performance was a result of our improvements in collections operations and changed consumer behavior during the COVID-19 pandemic.
While we now have additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the year ended December 31, 2021, management considered historical and current collection performance, and believes that for certain static pools collections over-performance resulted in increased total expected recoveries. Although management believes that the relevant macroeconomic conditions have improved and therefore no longer materially impact our collections performance, uncertainty still remains in the geographies in which we operate. As a result of a combination of the above, we have updated our forecast, resulting in a net reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $126.9 million during the year ended December 31, 2021. During the year ended December 31, 2020, we recorded approximately $220.8 million in negative change in expected future period recoveries. The circumstances around this pandemic continue to rapidly evolve, and will continue to impact our business and our estimation of expected recoveries in future periods. We will continue to closely monitor the COVID-19 situation and update our assumptions accordingly.

The following tables summarize collections from purchased receivables, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2021			As of December 31, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$44,098	$44,098	$—	$—	—%
2011	24,216	17,680	6,358	1,517	88.6%
2012	24,941	17,904	6,057	3,048	42.0%
2013	58,776	48,451	10,571	9,951	40.5%
2014	34,896	22,801	1,096	22,921	6.7%
2015	42,774	20,914	5,642	36,544	3.9%
2016	87,717	39,458	17,015	66,606	4.1%
2017	144,243	72,660	25,636	92,180	5.4%
2018	228,919	100,124	33,363	170,489	3.8%
2019	400,250	173,946	59,235	301,489	3.8%
2020	430,514	194,623	101,747	360,847	3.7%
2021	120,354	81,490	13,528	381,590	3.9%
Subtotal	1,641,698	834,149	280,248	1,447,182	4.4%
Europe:
ZBA	96	95	—	—	—%
2013	93,907	80,836	(38,919)	178,115	3.2%
2014	84,169	63,648	(17,446)	157,691	3.0%
2015	57,758	40,064	(10,741)	122,000	2.4%
2016 (1)	50,980	40,117	(7,321)	107,202	2.8%
2017	86,107	54,248	(15,455)	207,560	1.9%
2018	80,629	53,443	(23,720)	246,573	1.6%
2019	88,448	50,465	(2,676)	198,269	1.8%
2020	59,803	33,962	22,121	118,991	2.3%
2021	43,082	28,161	9,347	240,890	1.9%
Subtotal	644,979	445,039	(84,810)	1,577,291	2.2%
Other geographies:(2)
ZBA	2,881	2,881	—	—	—%
2014	2,712	933	401	37,175	—%
2015	3,222	1,196	918	—	—%
2016	1,533	655	423	—	—%
2017	6,284	1,656	907	3,905	—%
2018	3,905	1,161	1,028	—	—%
2019	145	60	21	—	—%
Subtotal	20,682	8,542	3,698	41,080	—%
Total	$2,307,359	$1,287,730	$199,136	$3,065,553	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis subsequent to the sale of our investments in Colombia and Peru in August 2021.

	Year Ended December 31, 2020			As of December 31, 2020
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$51,730	$51,865	$—	$—	—%
2011	25,497	22,389	2,173	1,741	88.6%
2012	27,740	24,934	742	4,039	42.0%
2013	64,367	59,837	126	10,718	40.5%
2014	47,628	34,687	(4,364)	33,955	6.7%
2015	64,133	31,837	1,397	52,960	3.9%
2016	116,452	57,473	4,277	98,035	3.9%
2017	193,328	105,124	23,054	138,455	5.2%
2018	308,302	157,303	(2,980)	266,170	3.8%
2019	416,315	262,751	(10,325)	469,130	3.8%
2020	213,450	118,448	51,072	496,275	3.7%
Subtotal	1,528,942	926,648	65,172	1,571,478	4.4%
Europe:
ZBA	184	183	—	—	—%
2013	93,203	86,148	(8,540)	230,333	3.2%
2014	84,255	69,170	(2,488)	197,075	3.0%
2015	55,102	42,970	1,150	151,976	2.4%
2016 (1)	51,584	42,806	(6,275)	131,685	2.9%
2017	87,549	59,801	(12,788)	261,915	1.9%
2018	78,846	59,211	(36,973)	307,267	1.6%
2019	80,502	54,377	(4,804)	245,191	1.8%
2020	22,721	15,908	11,141	125,959	2.3%
Subtotal	553,946	430,574	(59,577)	1,651,401	2.3%
Other geographies:
ZBA	4,362	4,363	—	—	—%
2014 (1)	3,837	1,703	359	47,909	102.5%
2015 (1)	4,688	2,649	733	3,477	96.7%
2016	2,633	1,827	(52)	1,523	7.2%
2017 (1)	7,303	3,850	212	10,794	6.2%
2018	5,892	2,963	399	5,122	3.7%
2019	245	140	—	214	4.6%
Subtotal	28,960	17,495	1,651	69,039	7.9%
Total	$2,111,848	$1,374,717	$7,246	$3,291,918	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
The increase in servicing revenues during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily attributable to increased fee-based income driven by the favorable impact of foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	$ Change	$ Change
Salaries and employee benefits	$385,178	$378,176	$7,002	1.9%
Cost of legal collections	254,280	239,071	15,209	6.4%
General and administrative expenses	137,695	149,113	(11,418)	(7.7)%
Other operating expenses	106,938	108,944	(2,006)	(1.8)%
Collection agency commissions	47,057	49,754	(2,697)	(5.4)%
Depreciation and amortization	50,079	42,780	7,299	17.1%
Total operating expenses	$981,227	$967,838	$13,389	1.4%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound by approximately 6.8% for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following reasons:
•Additional salaries and benefits incurred in connection with our strategic initiatives; and
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Cost of Legal Collections
Cost of legal collections primarily includes contingent fees paid to our external network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs. Cost of legal collections does not include internal legal channel employee costs, which are included in salaries and employee benefits in our consolidated statements of income.
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Court costs	$152,115	$148,596	$3,519	2.4%
Legal collection fees	102,165	90,475	11,690	12.9%
Total cost of legal collections	$254,280	$239,071	$15,209	6.4%
The increase in cost of legal collections during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to increased legal channel collections. Beginning in late March of 2020, our legal collection channel spending reduced substantially due to court closures in certain jurisdictions as a result of the COVID-19 pandemic, the legal collection channel spending has gradually increased as courts reopened and is now back to historical levels.

General and Administrative Expenses
The decrease in general and administrative expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following reasons:
•A charge of $15.0 million relating to our settlement with the CFPB recognized in 2020;
•Certain third-party costs of approximately $6.9 million incurred relating to various financing transactions completed in September 2020;
•The decrease was partially offset by increased information technology related expense and the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Other Operating Expenses
The decrease in other operating expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to reduced expenditures for temporary services and direct collection expenses. The decrease was partially offset by the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
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
Depreciation and Amortization
The increase in depreciation and amortization expense during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following reasons:
•Increased depreciation expense due to accelerated depreciation of certain computer software and equipment; and
•The unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Interest Expense
The following table summarizes our interest expense during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Stated interest on debt obligations	$151,861	$181,536	$(29,675)	(16.3)%
Amortization of loan fees and other loan costs	16,223	16,343	(120)	(0.7)%
Amortization of debt discount	1,563	11,477	(9,914)	(86.4)%
Total interest expense	$169,647	$209,356	$(39,709)	(19.0)%
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
The decrease in interest expense during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following reasons:
•Lower average debt balances;
•Decreased interest rates as a result of various refinancing transactions; and

•Effective January 1, 2021, we adopted a new accounting standard for our convertible and exchangeable notes and now recognize interest expense at the stated coupon rate of interest, rather than the higher effective interest rate;
•Partially offset by the unfavorable impact of foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.
Loss on Extinguishment of Debt
Loss on extinguishment of debt associated with various financing transactions relating to our senior secured notes was $9.3 million and $41.0 million during the years ended December 31, 2021 and 2020, respectively. Refer to “Note 6: Borrowings” in the notes to our consolidated financial statements for details of our financing activities.
Other Expense
Other expense or income consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other expense was $17.8 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively. Other expense recognized during the year ended December 31, 2021 primarily included the loss on the sale of our investment in Colombia and Peru of $17.4 million.
Provision for Income Taxes
During the years ended December 31, 2021 and 2020, we recorded income tax provisions of $85.3 million and $70.4 million, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2021	2020
Federal provision	21.0%	21.0%
State provision	2.3%	3.2%
Foreign rate differential(1)	(1.0)%	(0.5)%
Change in tax rate(2)	(1.3)%	(0.9)%
Change in valuation allowance(3)	(2.3)%	0.9%
Tax effect of CFPB settlement fees(4)	—%	1.1%
Other	0.8%	0.1%
Effective rate	19.5%	24.9%
________________________
(1)Relates primarily to lower tax rates on income or loss attributable to international operations.
(2)Includes impact of U.K. tax rate increases.
(3)In 2021, valuation allowance net decrease resulted from the release of valuation allowances in certain foreign subsidiaries.
(4)Non-deductible expense for tax purposes.

The effective tax rate for the year ended December 31, 2021 decreased to 19.5% as compared to 24.9% for the year ended December 31, 2020. The decrease in tax rate was primarily related to the release of valuation allowances in certain foreign subsidiaries during the year.
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

	Year Ended December 31,
	2021	2020	2019
GAAP net income, as reported	$351,201	$212,524	$168,909
Adjustments:
Interest expense	169,647	209,356	217,771
Loss on extinguishment of debt	9,300	40,951	8,989
Interest income	(1,738)	(2,397)	(3,693)
Provision for income taxes	85,340	70,374	32,333
Depreciation and amortization	50,079	42,780	41,029
CFPB settlement fees(1)	—	15,009	—
Stock-based compensation expense	18,330	16,560	12,557
Acquisition, integration and restructuring related expenses(2)	20,559	4,962	7,049
Loss on sale of Baycorp(3)	—	—	12,489
Goodwill impairment(3)	—	—	10,718
Net gain on fair value adjustments to contingent considerations(4)	—	—	(2,300)
Adjusted EBITDA	$702,718	$610,119	$505,851
Collections applied to principal balance(5)	$843,087	$740,350	$765,748
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
(3)In August 2019, we completed the sale of Baycorp, which represented our investments and operations in Australia and New Zealand. The sale of Baycorp resulted in a goodwill impairment charge of $10.7 million and a loss on sale of $12.5 million during the year ended December 31, 2019. We believe the goodwill impairment charge and the loss on sale are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
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
(5)For periods prior to January 1, 2020, amount represents (a) gross collections from receivable portfolios less the sum of (b) revenue from receivable portfolios and (c) allowance charges or allowance reversals on receivable portfolios. For periods subsequent to January 1, 2020, collections applied to principal balance is calculated in the table below. For consistency with our debt covenant reporting, for periods subsequent to June 30, 2020, the collections applied to principal balance also includes proceeds applied to basis from sales of REO assets and related activities; prior period amounts have not been adjusted to reflect this change as such amounts were immaterial.

	Year Ended December 31,
	2021	2020
Collections applied to investment in receivable portfolios, net	$1,019,629	$737,131
Less: Changes in recoveries	(199,136)	(7,246)
REO proceeds applied to basis	22,594	10,465
Collections applied to principal balance	$843,087	$740,350
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

	Year Ended December 31,
	2021	2020	2019
GAAP total operating expenses, as reported	$981,227	$967,838	$951,336
Adjustments:
Operating expenses related to non-portfolio purchasing and recovery business(1)	(173,453)	(182,930)	(173,190)
CFPB settlement fees(2)	—	(15,009)	—
Stock-based compensation expense	(18,330)	(16,560)	(12,557)
Acquisition, integration and restructuring related operating expenses(3)	(1,692)	(154)	(7,049)
Goodwill impairment(4)	—	—	(10,718)
Net gain on fair value adjustments to contingent considerations(5)	—	—	2,300
Adjusted operating expenses related to portfolio purchasing and recovery business	$787,752	$753,185	$750,122
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

Cost per Dollar Collected
We utilize adjusted operating expenses in order to facilitate a comparison of approximate costs to cash collections from purchased receivables for our portfolio purchasing and recovery business. Collections from other geographies continue to decline as we continue to focus on the U.S. and European markets. The following table summarizes our cost per dollar collected (defined as adjusted operating expenses as a percentage of collections from purchased receivables) for the U.S. and Europe during the periods presented:

	Year Ended December 31,
	2021	2020	2019
United States	35.2%	37.4%	40.3%
Europe	30.7%	29.9%	28.2%
Overall cost per dollar collected	34.1%	35.7%	37.0%
The decrease in overall cost-to-collect during the year ended December 31, 2021 as compared to the prior year was driven by improved cost-to-collect in the United States, which was due to continued improvement in operational efficiencies in the collection process, scale effects, and changed consumer behavior during the COVID-19 pandemic. The decrease was partially offset by increased cost-to-collect in Europe due to increased spend in the legal collection channel. Our European legal collection channel spending reduced substantially in 2020 as a result of the COVID-19 pandemic. Legal collection channel spending in Europe has increased as courts reopened in the latter half of the year, driving an increase in cost-to-collect for 2021 compared to 2020.
Effective January 1, 2020, in connection with our change in accounting principle relating to our investment in receivable portfolios, we began to expense all court costs as incurred and no longer capitalize such costs as deferred court costs based on a loss-rate methodology. This change in accounting principle increased the cost-to-collect metric as compared to prior periods because the court costs expense recognized in prior periods only represented costs we did not expect to recover. The change in accounting principle has no impact on the amount of court cost payments incurred.
Despite the increase in expense due to the change in accounting principle discussed above, cost-to-collect decreased during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was driven by improved cost-to-collect in the United States, which was due to a combination of (1) continued improvement in operational efficiencies in the collection process, (2) a large reduction in legal channel spending due to court closures in certain jurisdictions as a result of the COVID-19 pandemic, the legal channel spending has gradually increased in the third and fourth quarters as compared to the previous quarters but is still lower than historical levels and (3) collection mix shifting towards non-legal collection, which has a lower cost-to-collect.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2021
		<2012	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total(2)	CCMM(3)
United States:
<2012	$2,143,750	$3,983,166	$760,285	$554,597	$391,737	$293,528	$206,933	$155,456	$121,545	$99,300	$77,101	$67,082	$6,710,730	3.1
2012	548,803	—	187,721	350,134	259,252	176,914	113,067	74,507	48,832	37,327	27,797	25,090	1,300,641	2.4
2013	551,865	—	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	59,859	1,593,013	2.9
2014	517,650	—	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	1,057,008	2.0
2015	499,061	—	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	840,725	1.7
2016	553,152	—	—	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	992,048	1.8
2017	528,055	—	—	—	—	—	—	111,902	315,853	255,048	193,328	144,243	1,020,374	1.9
2018	630,526	—	—	—	—	—	—	—	175,042	351,696	308,302	228,919	1,063,959	1.7
2019	676,785	—	—	—	—	—	—	—	—	174,693	416,315	400,250	991,258	1.5
2020	538,978	—	—	—	—	—	—	—	—	—	213,450	430,514	643,964	1.2
2021	406,925	—	—	—	—	—	—	—	—	—	—	120,354	120,354	0.3
Subtotal	7,595,550	3,983,166	948,006	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	16,334,074	2.2
Europe:
2013	619,079	—	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	1,341,299	2.2
2014	623,129	—	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	1,030,941	1.7
2015	419,941	—	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	570,197	1.4
2016	258,218	—	—	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	391,159	1.5
2017	461,571	—	—	—	—	—	—	68,111	152,926	118,794	87,549	86,107	513,487	1.1
2018	433,302	—	—	—	—	—	—	—	49,383	118,266	78,846	80,629	327,124	0.8
2019	273,354	—	—	—	—	—	—	—	—	44,118	80,502	88,448	213,068	0.8
2020	116,899	—	—	—	—	—	—	—	—	—	22,721	59,803	82,524	0.7
2021	255,788	—	—	—	—	—	—	—	—	—	—	43,082	43,082	0.2
Subtotal	3,461,281	—	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	4,512,881	1.3
Other geographies:
2012	6,721	—	—	3,848	2,561	1,208	542	551	422	390	294	199	10,015	1.5
2013	29,465	—	—	6,617	17,615	10,334	4,606	3,339	2,468	1,573	1,042	708	48,302	1.6
2014	85,418	—	—	—	9,652	16,062	18,403	9,813	7,991	6,472	4,300	3,020	75,713	0.9
2015	79,215	—	—	—	—	15,061	57,064	43,499	32,622	17,499	4,688	3,222	173,655	2.2
2016	61,595	—	—	—	—	—	29,269	39,710	28,992	16,078	5,196	3,199	122,444	2.0
2017	49,670	—	—	—	—	—	—	15,471	23,075	15,383	7,303	6,284	67,516	1.4
2018	25,731	—	—	—	—	—	—	—	12,910	15,008	5,892	3,905	37,715	1.5
2019	2,468	—	—	—	—	—	—	—	—	3,198	245	145	3,588	1.5
Subtotal	340,283	—	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	538,948	1.6
Total	$11,397,114	$3,983,166	$948,006	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$21,385,903	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2021, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through December 31, 2021 refers to cumulative collections as a multiple of purchase price.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections for purchased receivables, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2012	$2,143,750	$6,710,730	$126,017	$6,836,747	3.2
2012	548,803	1,300,641	47,110	1,347,751	2.5
2013(3)	551,865	1,593,013	135,075	1,728,088	3.1
2014(3)	517,650	1,057,008	74,541	1,131,549	2.2
2015	499,061	840,725	82,906	923,631	1.9
2016	553,152	992,048	153,513	1,145,561	2.1
2017	528,055	1,020,374	256,408	1,276,782	2.4
2018	630,526	1,063,959	370,195	1,434,154	2.3
2019	676,785	991,258	671,044	1,662,302	2.5
2020	538,978	643,964	786,297	1,430,261	2.7
2021	406,925	120,354	873,423	993,777	2.4
Subtotal	7,595,550	16,334,074	3,576,529	19,910,603	2.6
Europe:
2013(3)	619,079	1,341,299	693,898	2,035,197	3.3
2014(3)	623,129	1,030,941	531,913	1,562,854	2.5
2015(3)	419,941	570,197	340,588	910,785	2.2
2016	258,218	391,159	281,101	672,260	2.6
2017	461,571	513,487	459,259	972,746	2.1
2018	433,302	327,124	510,957	838,081	1.9
2019	273,354	213,068	423,855	636,923	2.3
2020	116,899	82,524	270,655	353,179	3.0
2021	255,788	43,082	530,822	573,904	2.2
Subtotal	3,461,281	4,512,881	4,043,048	8,555,929	2.5
Other geographies:
2012	6,721	10,015	—	10,015	1.5
2013	29,465	48,302	—	48,302	1.6
2014	85,418	75,713	41,468	117,181	1.4
2015	79,215	173,655	—	173,655	2.2
2016	61,595	122,444	—	122,444	2.0
2017	49,670	67,516	17,915	85,431	1.7
2018	25,731	37,715	—	37,715	1.5
2019	2,468	3,588	—	3,588	1.5
Subtotal	340,283	538,948	59,383	598,331	1.8
Total	$11,397,114	$21,385,903	$7,678,960	$29,064,863	2.6
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2021, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.

Estimated Remaining Gross Collections from Purchased Receivables by Year of Purchase
The following table summarizes our estimated remaining gross collections for purchased receivables by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2022	2023	2024	2025	2026	2027	2028	2029	2030	>2030	Total(2)
United States:
<2012	$40,897	$28,446	$19,725	$13,544	$9,241	$6,204	$4,021	$2,380	$1,212	$347	$126,017
2012	14,366	10,174	7,121	4,986	3,492	2,446	1,713	1,201	841	770	47,110
2013(3)	46,708	26,466	18,744	13,283	9,414	6,673	4,730	3,353	2,377	3,327	135,075
2014(3)	22,711	15,871	10,876	7,655	5,398	3,808	2,688	1,897	1,340	2,297	74,541
2015	26,231	17,731	12,084	8,171	5,685	4,003	2,825	1,997	1,415	2,764	82,906
2016	49,737	32,976	22,280	15,228	10,170	7,040	4,954	3,493	2,467	5,168	153,513
2017	81,215	53,152	37,850	25,533	17,886	12,371	8,671	6,109	4,320	9,301	256,408
2018	124,143	82,326	55,248	36,566	24,331	16,170	10,507	7,134	4,774	8,996	370,195
2019	212,950	141,888	100,055	67,343	46,089	31,859	22,158	15,175	10,781	22,746	671,044
2020	254,920	162,534	115,430	79,617	54,131	37,190	25,965	18,116	12,433	25,961	786,297
2021	249,366	222,681	132,106	84,128	57,792	39,111	27,257	19,251	13,677	28,054	873,423
Subtotal	1,123,244	794,245	531,519	356,054	243,629	166,875	115,489	80,106	55,637	109,731	3,576,529
Europe:
2013(3)	81,154	74,863	68,723	63,097	56,933	51,374	46,794	42,053	38,333	170,574	693,898
2014(3)	70,649	62,718	56,064	49,605	43,494	38,233	33,944	30,595	27,523	119,088	531,913
2015(3)	46,594	42,161	36,152	31,980	28,704	24,689	21,920	19,276	17,278	71,834	340,588
2016	48,182	42,446	33,996	29,179	24,641	19,709	16,704	13,749	11,856	40,639	281,101
2017	74,622	63,460	53,593	44,922	38,025	32,890	27,375	23,579	20,500	80,293	459,259
2018	73,847	67,443	58,756	50,742	44,427	37,867	32,725	28,072	23,697	93,381	510,957
2019	72,040	61,165	52,193	43,189	35,805	29,159	24,122	20,536	17,252	68,394	423,855
2020	48,735	42,559	35,679	30,293	24,951	18,123	13,638	11,883	9,291	35,503	270,655
2021	80,464	78,072	65,223	54,765	46,747	39,853	34,273	29,051	23,630	78,744	530,822
Subtotal	596,287	534,887	460,379	397,772	343,727	291,897	251,495	218,794	189,360	758,450	4,043,048
Other geographies:
2014	7,064	6,542	5,849	4,787	2,812	1,601	1,457	1,457	1,457	8,442	41,468
2017	2,637	2,399	2,114	1,906	1,437	827	750	750	750	4,345	17,915
Subtotal	9,701	8,941	7,963	6,693	4,249	2,428	2,207	2,207	2,207	12,787	59,383
Portfolio ERC	1,729,232	1,338,073	999,861	760,519	591,605	461,200	369,191	301,107	247,204	880,968	7,678,960
REO ERC(4)	14,686	29,556	17,200	5,378	615	1,040	1,801	704	14	—	70,994
Total	$1,743,918	$1,367,629	$1,017,061	$765,897	$592,220	$462,240	$370,992	$301,811	$247,218	$880,968	$7,749,954
________________________
(1)ERC for Zero Basis Portfolios can extend beyond our collection forecasts. As of December 31, 2021, ERC for Zero Basis Portfolios includes approximately $79.2 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $59.4 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections on purchased portfolios over a 180-month period. As of December 31, 2021, ERC for purchased receivables for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,331,055	$3,505,432
Europe	2,945,164	3,522,005
Other geographies	43,738	50,359
Portfolio ERC	$6,319,957	$7,077,796
REO ERC	$70,276	$70,994
Total ERC	$6,390,233	$7,148,790
(3) Includes portfolios acquired in connection with certain business combinations.
(4) Real estate-owned assets ERC includes approximately $69.4 million and $1.6 million of estimated future cash flows for Europe and Other Geographies, respectively.

Estimated Future Collections Applied to Principal
As of December 31, 2021, we had $3.1 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2022	$441,066	$206,376	$9,678	$657,120
2023	331,682	192,116	7,810	531,608
2024	219,359	165,716	5,849	390,924
2025	143,297	143,916	4,787	292,000
2026	97,078	125,696	2,812	225,586
2027	65,499	104,321	1,601	171,421
2028	45,094	89,400	1,457	135,951
2029	31,290	78,877	1,457	111,624
2030	21,896	68,784	1,457	92,137
2031	15,573	65,143	1,457	82,173
2032	11,246	61,551	1,457	74,254
2033	8,406	61,998	1,258	71,662
2034	6,426	64,294	—	70,720
2035	5,285	69,573	—	74,858
2036	3,985	79,530	—	83,515
Total	$1,447,182	$1,577,291	$41,080	$3,065,553
Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2021	2020	2019
United States:
General & Administrative	1,049	1,167	1,106
Account Manager	310	389	418
Subtotal	1,359	1,556	1,524
Europe:
General & Administrative	1,023	997	998
Account Manager	1,990	2,483	2,085
Subtotal	3,013	3,480	3,083
Other Geographies(1):
General & Administrative	1,128	1,227	1,173
Account Manager	1,104	1,462	1,475
Subtotal	2,232	2,689	2,648
Total	6,604	7,725	7,255
________________________
(1)Headcount for other geographies includes employees in India and Costa Rica that service accounts originated in the United States.

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2019	854	$1,732,977	$262,335
Q2 2019	778	2,307,711	242,697
Q3 2019	1,255	5,313,092	259,910
Q4 2019	803	2,241,628	234,916
Q1 2020	943	1,703,022	214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689
Q1 2021	749	1,328,865	170,178
Q2 2021	612	1,151,623	142,728
Q3 2021	767	1,403,794	168,188
Q4 2021	861	1,888,198	183,435

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activity during the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$303,053	$312,864	$244,733
Net cash provided by (used in) investing activities	339,896	82,826	(202,333)
Net cash used in by financing activities	(655,692)	(403,200)	(19,770)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $303.1 million, $312.9 million, and $244.7 million during the years ended December 31, 2021, 2020, and 2019, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Net cash provided by investing activities was $339.9 million and $82.8 million during the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities was $202.3 million during the year ended December 31, 2019. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $657.3 million, $644.0 million, and $1,035.1 million during the years ended December 31, 2021, 2020, and 2019, respectively. Collection proceeds applied to the principal of our receivable portfolios were $1,019.6 million, $737.1 million, and $757.6 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Financing Cash Flows
Net cash used in financing activities was $655.7 million, $403.2 million, and $19.8 million during the years ended December 31, 2021, 2020, and 2019, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $821.9 million, $1,820.6 million and $603.6 million during the years ended December 31, 2021, 2020, and 2019, respectively. Repayments of amounts outstanding under our credit facilities were $896.4 million, $2,290.8 million and $586.4 million during the years ended December 31, 2021, 2020, and 2019, respectively. Proceeds from the issuance of senior secured notes were $353.7 million, $1,313.4 million, and $454.6 million during the years ended December 31, 2021, 2020, and 2019, respectively. Repayments of senior secured notes were $359.2 million, $1,033.8 million and $470.8 million during the years ended December 31, 2021, 2020, and 2019, respectively. We repaid $161.0 million, $89.4 million, and $84.6 million of convertible senior notes using cash on hand during the years ended December 31, 2021, 2020, and 2019, respectively.
Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, cash collections from our investment in receivable portfolios, bank borrowings, debt offerings, and equity offerings. Depending on the capital markets, we consider additional financings to fund our operations and acquisitions. Our primary capital resources are cash collections from our investment in receivable portfolios and bank borrowings. From time to time, we may repurchase outstanding debt or equity and/or restructure or refinance debt obligations. Our primary cash requirements have included the purchase of receivable portfolios, entity acquisitions, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
Currently, all of our portfolio purchases are funded with cash from operations, cash collections from our investment in receivable portfolios, and our bank borrowings.

We are in material compliance with all covenants under our financing arrangements. See “Note 6: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility was $643.4 million as of December 31, 2021.
On August 12, 2015, our Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, we announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the year ended December 31, 2021, we repurchased 2,598,034 shares of our common stock for approximately $121.2 million under the share repurchase program. Our practice is to retire the shares repurchased.
On November 4, 2021, we commenced a modified “Dutch Auction” tender offer to purchase up to $300.0 million of shares of our common stock with a price range between $52.00 and $60.00 per share. On December 9, 2021, we announced the final results of the tender offer. Through the tender offer, we purchased 4,471,995 shares of common stock at a price of $60.00 per share, for a total cost of $268.3 million, excluding fees and expenses. The shares purchased through the tender offer were immediately retired.
In May 2021, we terminated our at-the-market equity offering program (the “ATM Program”) pursuant to which we could issue and sell shares of Encore’s common stock having an aggregate offering price of $50.0 million.
Our cash and cash equivalents as of December 31, 2021 consisted of $27.7 million held by U.S.-based entities and $161.9 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $29.3 million and $20.3 million as of December 31, 2021 and 2020, respectively.
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

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2021 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$3,048,676	$199,879	$251,230	$1,787,564	$810,003
Estimated interest payments(1)	552,814	121,447	222,829	160,255	48,283
Finance leases	7,353	4,182	3,171	—	—
Operating leases	102,737	17,880	31,208	25,142	28,507
Purchase commitments on receivable portfolios	259,175	212,528	46,647	—	—
Total contractual cash obligations(2)	$3,970,755	$555,916	$555,085	$1,972,961	$886,793
________________________
(1)Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2021 for variable rate debt, timing of scheduled payments and the term of the debt obligations.
(2)We had approximately $4.6 million of liabilities and accrued interests related to uncertain tax positions as of December 31, 2021. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See “Note 11: Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.
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
Income Taxes. We are subject to income taxes in multiple tax jurisdictions worldwide. Tax laws are complex and subject to different interpretations by the taxpayer and the relevant taxing authorities. We exercise significant judgement in estimating potential exposure to unresolved tax matters and apply a more likely than not criteria approach for recording uncertain tax positions in the application of complex tax laws.
We prepare our tax provisions based on anticipated tax consequences for various jurisdictions where we conduct business. The provision for income taxes is estimated using the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which the differences are expected to be realized or settled. At each reporting date, we consider new evidence, both positive and negative, that could affect future realization of deferred tax assets including historical earnings, taxable income in prior carryback years if permitted under tax law, projections of future income, timing of reversing temporary differences and the implementation of feasible and prudent tax planning strategies. In the event that it is more likely than not that all or part of the deferred tax assets are determined not to be realizable in the future, we would establish or increase a valuation allowance in the period such determination is made, with a corresponding charge to earnings. In the event we realize deferred tax assets that were previously determined to be unrealizable, we would release or decrease the respective valuation allowance, with a corresponding positive adjustment to earnings. The calculation of tax liabilities involves significant judgement in estimating the impact and timing of resolution of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operation and financial position.
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
We have four cross-currency swap agreements with a total notional amount of €350.0 million (approximately $397.9 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of December 31, 2021) that effectively convert interest and principal payments on €350.0 million of our Euro-denominated debt from Euro to U.S. dollar. The cross-currency derivative instruments have maturities of October 2023. As of December 31, 2021, the cross-currency swap agreements had a fair value liability position of $16.9 million. These swaps eliminate the foreign currency risk associated with the hedged portion of our Euro-denominated borrowings. If the U.S. dollar were to weaken or strengthen against the Euro by 5%, the result would have a favorable or unfavorable effect on the cross-currency swap agreements’ fair value of $22.0 million, respectively.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. Our interest rate swap contracts matured in December 2021. As of December 31, 2021, we held two interest rate cap contracts with a total notional amount of approximately $928.2 million used to manage risk related to interest rate fluctuations. The interest rate cap instruments are designated as cash flow hedges and are accounted for using hedge accounting.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. The rates used in our variable interest-bearing debt are based LIBOR, or other index rates, which in certain cases are subject to a floor. A hypothetical 50 basis points increase in interest rates as of December 31, 2021 related to variable rate debt agreements not hedged by derivatives would have a $4.4 million negative impact on income before income taxes. Conversely, a hypothetical 50 basis points decrease in interest rates as of December 31, 2021 related to variable rate debt agreements not hedged by derivatives would have a $0.9 million positive impact on income before income taxes.
As of December 31, 2021, our outstanding interest rate cap contracts had a fair value asset position of $3.5 million. If the market interest rates increased 50 basis points, the result would have a favorable effect on the interest rate cap’s fair value of $3.8 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect on the interest rate cap’s fair value of $2.0 million.
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

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934 as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the year ended December 31, 2021, we determined that we did not design and maintain effective controls within our Midland Credit Management operating unit with respect to the determination of certain qualitative factors applied to our estimates of future recoveries. This was evidenced by our failure to sufficiently document and substantiate certain qualitative factors that were applied to the output of our quantitative forecasting model during the year ended December 31, 2021. Accordingly, management has determined that this is a control deficiency that constitutes a material weakness.
As a result of the above, the Company’s independent registered public accounting firm, BDO USA, LLP (BDO) has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.
Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2021. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.
BDO has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.
Remediation Plan for the Material Weakness
To remediate the material weakness identified above, management will document and maintain evidence that demonstrates: (1) that the application of qualitative factors to our forecasts operates at a level of precision that would prevent or detect a material misstatement, (2) that a review of the application of the qualitative factors occurred and (3) that any findings related to the review are appropriately resolved.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed no later than December 31, 2022.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the qualitative adjustments to estimates of future recoveries, a component of revenues, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated February 23, 2022 on those consolidated financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
San Diego, California
February 23, 2022

Changes in Internal Control over Financial Reporting
Except as described above, based on the evaluation of our management as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information
None.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11—Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14—Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.1.3	Second Certificate of Amendment to the Certificate of Incorporation	10-Q	000-26489	3.1.3	8/7/2019
3.2	Bylaws, as amended through February 8, 2011	10-K	000-26489	3.3	2/14/2011
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.2	Fourth Amended and Restated Senior Secured Note Purchase Agreement (including the forms of the Notes), dated as of September 1, 2020, by and among Encore Capital Group, Inc. and the purchasers named therein	8-K	000-26489	10.2	9/1/2020
4.2.1	Amendment No. 1 to Fourth Amended and Restated Senior Secured Note Purchase Agreement, dated August 17, 2021, by and among Encore Capital Group, Inc. and the purchasers named therein	10-Q	000-26489	10.2	11/3/2021
4.10	Indenture (including form of note), dated March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee for 2022 Convertible Notes	8-K	000-26489	4.1	3/3/2017
4.10.1	First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of March 3, 2017, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.5	11/2/2020
4.11	Indenture, dated July 20, 2018, between Encore Capital Europe Finance Limited and MUFG Union Bank, N.A.	8-K	000-26489	4.1	7/20/2018
4.11.1	Supplemental Indenture (including the form of 4.50% Exchangeable Senior Notes due 2023), dated July 20, 2018, among Encore Capital Europe Finance Limited, Encore Capital Group, Inc. and MUFG Union Bank, N.A.	8-K	000-26489	4.2	7/20/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.11.2	Second Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of July 20, 2018, by and among Encore Capital Europe Finance Limited, Encore Capital Group, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.6	11/2/2020
4.13	Indenture (including form of note), dated September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee for 2025 Convertible Notes	8-K	000-26489	4.1	9/10/2019
4.13.1	First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.7	11/2/2020
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-26489	4.14	2/26/2020
4.15	Indenture dated September 24, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2025 Notes	8-K	000-26489	4.1	9/24/2020
4.16	Indenture dated November 23, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2026 Notes	8-K	000-26489	4.1	11/23/2020
4.17	Indenture dated December 21, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	8-K	000-26489	4.1	12/21/2020
4.18	Indenture dated June 1, 2021 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	8-K	000-26489	4.1	6/1/2021
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.3+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated	8-K	000-26489	10.1	6/15/2009
10.3.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan	10-Q	000-26489	10.3	11/1/2012
10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan	Def 14A	000-26489	Appendix A	4/26/2013
10.4.1+	First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014	10-K	000-26489	10.84	2/25/2014
10.4.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.5	8/8/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.4.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.11	8/8/2013
10.4.14+	Form of Performance Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.108	2/23/2017
10.5+	Encore Capital Group, Inc. Executive Separation Plan					X
10.6+	Employment offer letter dated October 9, 2014 by and between Encore Capital Group, Inc. and Jonathan Clark	8-K	000-26489	10.1	2/26/2015
10.7+	Non-Employee Director Compensation Program Guidelines, effective June 17, 2020	10-Q	000-26489	10.1	8/5/2020
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 11, 2016	10-Q	000-26489	10.1	11/9/2016
10.9+	Letter, dated June 15, 2017, from Encore Capital Group, Inc. to Ashish Masih	8-K	000-26489	10.1	6/20/2017
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.11.5+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.1	3/15/2018
10.11.6+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.2	3/15/2018
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11.9+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROAE) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	10-K	000-26489	10.11.9	2/26/2020
10.11.10+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROIC) under the Encore Capital Group, Inc. 2017 Incentive Award Plan					X
10.19	Amended and Restated Senior Facilities Agreement, dated August 5, 2021, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent	8-K	000-26489	10.1	8/11/2021
10.22	Senior Facility Agreement, dated November 12, 2021, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trustee Company (UK) Limited as Security Trustee, HSBC Bank PLC as Senior Agent and Goldman Sachs International Bank as Senior Lender	8-K	000-26489	10.1	11/12/2021
10.23.1	Letter Agreement, dated July 17, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.1	7/20/2018
10.23.2	Letter Agreement, dated July 17, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.2	7/20/2018
10.23.3	Letter Agreement, dated July 17, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.3	7/20/2018
10.23.4	Letter Agreement, dated July 19, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.4	7/20/2018
10.23.5	Letter Agreement, dated July 19, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	7/20/2018
10.23.6	Letter Agreement, dated July 19, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	7/20/2018
10.26+	Executive Service Agreement, dated November 25, 2019, between Cabot UK Holdco Limited and Craig Buick	10-Q	000-26489	10.2+	5/11/2020
21	List of Subsidiaries					X
22	List of Issuers of Guaranteed Securities					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Management contract or compensatory plan or arrangement.

Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ ASHISH MASIH
Ashish Masih
President and Chief Executive Officer
Date: February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2022
Jonathan C. Clark

/s/ PETER RECK	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Peter Reck

/s/ ASHWINI GUPTA	Director	February 23, 2022
Ashwini Gupta

/s/ WENDY G. HANNAM	Director	February 23, 2022
Wendy G. Hannam

/s/ JEFFREY A. HILZINGER	Director	February 23, 2022
Jeffrey A. Hilzinger

/s/ ANGELA A. KNIGHT	Director	February 23, 2022
Angela A. Knight

/s/ MICHAEL P. MONACO	Director	February 23, 2022
Michael P. Monaco

/s/ LAURA OLLE	Director	February 23, 2022
Laura Olle

/s/ RICHARD J. SREDNICKI	Director	February 23, 2022
Richard J. Srednicki

/s/ RICHARD P. STOVSKY	Director	February 23, 2022
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2022 expressed an adverse opinion thereon.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging — Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Expected Future Recoveries on Purchased Credit Deteriorated Assets
As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company’s investment in receivable portfolios, net balance was approximately $3.1 billion at December 31, 2021, and the resulting changes in recoveries for the year ended December 31, 2021 were $199.1 million. Investment in receivable portfolios, net is comprised of purchased loans that have experienced significant deterioration of credit quality since origination. In accordance with the Company’s charge-off policy each individual loan is deemed to be uncollectible. Receivable portfolio purchases are aggregated based on similar risk characteristics (“pool”), and a negative allowance is established based on expected future recoveries of the pool using a discounted cash flow approach. Subsequent changes (favorable and unfavorable) in expected future recoveries are recognized within changes in recoveries in the Statements of Income. The Company reviews each pool for current trends, actual versus expected performance, and expected timing of future recoveries (curve shape). The Company then re-forecasts the timing and amounts of expected future recoveries.
We identified the estimate of expected future recoveries on purchased credit deteriorated assets as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate expected future recoveries. Estimated future recoveries are based on historical experience, current conditions, reasonable and supportable forecasts, and certain qualitative factors. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s assessment of the reasonableness of inputs and outputs from the Company’s proprietary statistical and behavioral models used to forecast expected future recoveries, and performance monitoring of expected future recoveries.
•Testing the completeness and accuracy of collection data used by management to monitor each pool for current trends, actual versus expected performance, and the expected amount and timing of future recoveries (curve shape).
•Evaluating management’s process used to develop estimates of expected future recoveries and certain qualitative factors by testing source data and evaluating the reasonableness of assumptions by comparing to historical results, including current period forecasts to actual performance, recent performance trends, and curve shape.
Goodwill Impairment Assessment
As more fully described in Notes 1 and 15 to the consolidated financial statements, the Company’s goodwill balance was approximately $897.8 million at December 31, 2021, which was allocated between two reporting units, MCM and Cabot, that carried goodwill. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the MCM reporting unit, management performed a qualitative assessment and determined it was not necessary to perform a quantitative test. For the Cabot reporting unit, management performed a quantitative analysis which utilized a combination of the income approach and the market approach.
We identified the goodwill impairment assessment of the Cabot reporting unit as a critical audit matter because of the significant assumptions and judgments management makes as part of the assessment to estimate the fair value of the reporting unit. The income approach requires significant management assumptions such as assumptions used in the cash flow forecasts, the discount rate, and the terminal value. The market approach requires significant management judgment in the selection of appropriate valuation multiples. Auditing these significant assumptions and judgments involved a high degree of auditor judgment, and an increased extent of effort including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over goodwill impairment assessment including controls over significant management assumptions and judgments used in the income and market approaches.
•Testing management’s process for developing fair value estimates including testing the completeness, accuracy, relevance and reliability of underlying data, and evaluating significant management assumptions within their cash flow forecasts by comparing to historical results and market participant data.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value methodology, (ii) evaluating the reasonableness of certain assumptions used including the discount rate, valuation multiples, and the terminal value, and (iii) assessing the reasonableness of the discount rate by developing independent estimates and comparing estimates to those utilized by management.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2001.
San Diego, California
February 23, 2022

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$189,645	$189,184
Investment in receivable portfolios, net	3,065,553	3,291,918
Property and equipment, net	119,857	127,297
Other assets	335,275	349,162
Goodwill	897,795	906,962
Total assets	$4,608,125	$4,864,523
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$229,586	$215,920
Borrowings	2,997,331	3,281,634
Other liabilities	195,947	146,893
Total liabilities	3,422,864	3,644,447
Commitments and contingencies (Note 13)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 24,541 shares and 31,345 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	245	313
Additional paid-in capital	—	230,440
Accumulated earnings	1,238,564	1,055,668
Accumulated other comprehensive loss	(53,548)	(68,813)
Total Encore Capital Group, Inc. stockholders’ equity	1,185,261	1,217,608
Noncontrolling interest	—	2,468
Total equity	1,185,261	1,220,076
Total liabilities and equity	$4,608,125	$4,864,523

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”) included in the consolidated statements of financial condition above. Most assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities exclude amounts where creditors or beneficial interest holders have recourse to the general credit of the Company. See “Note 7: Variable Interest Entities” for additional information on the Company’s VIEs.

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,927	$2,223
Investment in receivable portfolios, net	498,507	553,621
Other assets	3,452	5,127
Liabilities
Accounts payable and accrued liabilities	105	—
Borrowings	473,443	478,131
Other liabilities	10	37
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Revenue from receivable portfolios	$1,287,730	$1,374,717	$1,269,288
Changes in recoveries	199,136	7,246	—
Total debt purchasing revenue	1,486,866	1,381,963	1,269,288
Servicing revenue	120,778	115,118	126,527
Other revenues	6,855	4,319	9,974
Total revenues	1,614,499	1,501,400	1,405,789
Allowances on receivable portfolios, net			(8,108)
Total revenues, adjusted by net allowances			1,397,681
Operating expenses
Salaries and employee benefits	385,178	378,176	376,365
Cost of legal collections	254,280	239,071	202,670
General and administrative expenses	137,695	149,113	148,256
Other operating expenses	106,938	108,944	108,433
Collection agency commissions	47,057	49,754	63,865
Depreciation and amortization	50,079	42,780	41,029
Goodwill impairment	—	—	10,718
Total operating expenses	981,227	967,838	951,336
Income from operations	633,272	533,562	446,345
Other expense
Interest expense	(169,647)	(209,356)	(217,771)
Loss on extinguishment of debt	(9,300)	(40,951)	(8,989)
Other expense	(17,784)	(357)	(18,343)
Total other expense	(196,731)	(250,664)	(245,103)
Income before income taxes	436,541	282,898	201,242
Provision for income taxes	(85,340)	(70,374)	(32,333)
Net income	351,201	212,524	168,909
Net income attributable to noncontrolling interest	(419)	(676)	(1,040)
Net income attributable to Encore Capital Group, Inc. stockholders	$350,782	$211,848	$167,869

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$11.64	$6.74	$5.38
Diluted	$11.26	$6.68	$5.33

Weighted average shares outstanding:
Basic	30,129	31,427	31,210
Diluted	31,153	31,710	31,474
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$351,201	$212,524	$168,909
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	12,835	234	(5,029)
Income tax effect	(2,165)	(66)	761
Unrealized gain (loss) on derivative instruments, net of tax	10,670	168	(4,268)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(15,309)	17,160	23,169
Removal of other comprehensive loss in connection with divestiture	19,904	2,632	3,814
Unrealized gain on foreign currency translation, net of divestiture	4,595	19,792	26,983
Other comprehensive income, net of tax	15,265	19,960	22,715
Comprehensive income	366,466	232,484	191,624
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	(419)	(676)	(1,040)
Unrealized income on foreign currency translation	—	(7)	(494)
Comprehensive income attributable to noncontrolling interest	(419)	(683)	(1,534)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$366,047	$231,801	$190,090

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2018	30,884	$309	$208,498	$720,189	$(110,987)	$1,679	$819,688
Net income	—	—	—	167,869	—	1,040	168,909
Other comprehensive income, net of tax	—	—	—	—	18,407	494	18,901
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	213	2	(4,874)	—	—	—	(4,872)
Stock-based compensation	—	—	12,557	—	—	—	12,557
Issuance of exchangeable notes	—	—	4,733	—	—	—	4,733
Exchangeable notes hedge transactions	—	—	1,792	—	—	—	1,792
Removal of other comprehensive loss in connection with divestiture	—	—	(116)	—	3,814	—	3,698
Balance as of December 31, 2019	31,097	311	222,590	888,058	(88,766)	3,213	1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net income	—	—	—	211,848	—	676	212,524
Other comprehensive income, net of tax	—	—	—	—	17,321	7	17,328
Purchase of noncontrolling interest	—	—	(2,394)	—	—	(1,428)	(3,822)
Issuance of share-based awards, net of shares withheld for employee taxes	248	2	(6,316)	—	—	—	(6,314)
Stock-based compensation	—	—	16,560	—	—	—	16,560
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	2,632	—	2,632
Balance as of December 31, 2020	31,345	313	230,440	1,055,668	(68,813)	2,468	1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	350,782	—	419	351,201
Other comprehensive loss, net of tax	—	—	—	—	(4,639)	—	(4,639)
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	266	2	(5,537)	—	—	—	(5,535)
Repurchase of common stock	(7,070)	(70)	(200,192)	(190,344)	—	—	(390,606)
Stock-based compensation	—	—	18,330	—	—	—	18,330
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	19,904	—	19,904
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$—	$1,185,261

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$351,201	$212,524	$168,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,079	42,780	41,029
Expense related to financing	9,300	51,117	3,523
Other non-cash interest expense, net	17,785	23,639	30,299
Stock-based compensation expense	18,330	16,560	12,557
Deferred income taxes	35,371	8,549	20,706
Goodwill impairment	—	—	10,718
Changes in recoveries	(199,136)	(7,246)	—
Provision for allowances on receivable portfolios, net	—	—	8,108
Other, net	17,130	16,260	9,794
Changes in operating assets and liabilities
Deferred court costs	—	—	(3,646)
Other assets	3,927	8,980	29,025
Prepaid income tax and income taxes payable	7,758	(24,344)	(24,045)
Accounts payable, accrued liabilities and other liabilities	(8,692)	(35,955)	(62,244)
Net cash provided by operating activities	303,053	312,864	244,733
Investing activities:
Purchases of receivable portfolios, net of put-backs	(657,280)	(644,048)	(1,035,130)
Collections applied to investment in receivable portfolios, net	1,019,629	737,131	757,640
Purchases of property and equipment	(33,372)	(34,600)	(39,602)
Proceeds from sale of portfolios	—	—	107,937
Other, net	10,919	24,343	6,822
Net cash provided by (used in) investing activities	339,896	82,826	(202,333)
Financing activities:
Payment of loan and debt refinancing costs	(11,963)	(82,455)	(11,586)
Proceeds from credit facilities	821,931	1,820,634	603,634
Repayment of credit facilities	(896,418)	(2,290,822)	(586,429)
Proceeds from senior secured notes	353,747	1,313,385	454,573
Repayment of senior secured notes	(359,175)	(1,033,765)	(470,768)
Proceeds from issuance of convertible senior notes	—	—	100,000
Repayment of convertible senior notes	(161,000)	(89,355)	(84,600)
Repurchase of common stock	(390,606)	—	—
Other, net	(12,208)	(40,822)	(24,594)
Net cash used in by financing activities	(655,692)	(403,200)	(19,770)
Net (decrease) increase in cash and cash equivalents	(12,743)	(7,510)	22,630
Effect of exchange rate changes on cash and cash equivalents	13,204	4,359	12,287
Cash and cash equivalents, beginning of period	189,184	192,335	157,418
Cash and cash equivalents, end of period	$189,645	$189,184	$192,335

Supplemental disclosures of cash flow information:
Cash paid for interest	$132,400	$169,553	$178,948
Cash paid for income taxes, net of refunds	42,039	88,816	43,973
Supplemental schedule of non-cash investing and financing activities:
Investment in receivable portfolios transferred to real estate owned	$768	$2,214	$5,058
Property and equipment acquired through finance leases	2,664	3,276	5,299
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Consolidated Financial Statements
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively with Encore, the “Company”), is an international specialty finance company providing debt recovery solutions and other related services for consumers across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial obligations to credit originators, including banks, credit unions, consumer finance companies and commercial retailers. Defaulted receivables may also include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans in Europe.
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
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to “Note 7: Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Immaterial Error Corrections
During 2021, the Company identified immaterial disclosure errors relating to presentation of its deferred tax assets and deferred tax liabilities in the Income Taxes footnote of Form 10-K for the year ended December 31, 2020. The disclosure error was primarily related to incorrect netting of deferred tax assets and deferred tax liabilities in various tax jurisdictions. Nonetheless, the consolidated net deferred taxes positions for the periods presented were reported correctly. The Company revised the previously reported deferred tax assets and deferred tax liabilities in this Form 10-K for the year ended December 31, 2021. The disclosure error had no effect on the Company’s consolidated financial statements.

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
Under ASU 2020-06, the Company’s convertible and exchangeable notes are no longer bifurcated to a debt component and an equity component, instead, they are carried as a single liability which reflects the principal amount of the convertible and exchangeable notes. The interest expense recognized on the convertible and exchangeable notes is based on coupon rates, rather than higher effective interest rates. As a result, the Company recognizes lower interest expense after the adoption. Additionally, effective January 1, 2021, the Company uses the if-converted method in calculating the dilutive effect of its convertible and exchangeable notes for earnings per share. The adoption of ASU 2020-06 had a positive impact to the Company’s diluted earnings per share of $0.19 for the year ended December 31, 2021.

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

With the exception of the updated standard discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates significant estimates, including changes in estimated future recoveries on its investment in receivable portfolios, fair value of goodwill, and income taxes, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable. Actual results could materially differ from those estimates.
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
Included in cash and cash equivalents is cash collected on behalf of and due to third-party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $29.3 million and $20.3 million as of December 31, 2021 and 2020, respectively.

Investment in Receivable Portfolios
Current Accounting Policy
On January 1, 2020, the Company adopted the new accounting standard for Financial Instruments - Credit Losses (“CECL”). The adoption resulted in a reduction to the Company’s accumulated earnings of $44.2 million.
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
The Company measures expected future recoveries based on historical experience, current conditions, reasonable and supportable forecasts, and other quantitative and qualitative factors. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity and the productivity of the Company’s collection staff. External factors that may have an impact on the Company’s collections include new laws or regulations, new interpretations of existing laws or regulations, and macroeconomic conditions.
The Company elected not to maintain its previously formed pool groups with amortized costs at transition. Certain pools already fully recovered their cost basis and became ZBA prior to the transition. The Company did not establish a negative allowance from ZBA pools as the Company elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of its legacy pools. All subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in revenue from receivable portfolios in the Company’s consolidated statements of income.

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
Revenues were calculated using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remained unchanged throughout the life of the pool, unless there was an increase in subsequent expected cash flows. Subsequent increases in expected cash flows were recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows did not change the IRR, but were recognized as an allowance to the cost basis of the pool, and were reflected in the consolidated statements of income as an adjustment to revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition. With gross collections being discounted at monthly IRRs, when collections were lower in the near term, even if substantially higher collections were expected later in the collection curve, an allowance charge could result.
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
Transfers of Financial Assets
The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s ongoing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are included in “Other revenues” in the Company’s consolidated statements of income. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the statements of financial condition at fair value.
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
Leases
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
The Company elected not to apply the recognition requirements to short-term leases and not to separate non-lease components from lease components for operating leases.
Income Taxes
The provision for income taxes is estimated using the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which the differences are expected to be realized or settled. At each reporting date, the Company considers new evidence, both positive and negative, that could affect future realization of deferred tax assets including historical earnings, taxable income in prior carryback years if permitted under tax law, projections of future income, timing of reversing temporary differences and the implementation of feasible and prudent tax planning strategies. In the event that it is more likely than not that all or part of the deferred tax assets are determined not to be realizable in the future, the Company would establish or increase a valuation allowance in the period such determination is made, with a corresponding charge to earnings. In the event the Company realizes deferred tax assets that were previously determined to be unrealizable, the Company would release or decrease the respective valuation allowance, with a corresponding positive adjustment to earnings. The calculation of tax liabilities involves significant judgement in estimating the impact and timing of resolution of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operation and financial position. The Company records liabilities related to uncertain tax positions when it believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities, despite its belief that those tax return positions are supportable. The Company includes interest and penalties related to income taxes within its provision for income taxes. See “Note 11: Income Taxes” for further discussion.
Stock-Based Compensation
The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option grants. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For share awards that require service and performance conditions, the Company recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions over the requisite service period of the award. Forfeiture rates are estimated based on the Company’s historical experience. Stock-based compensation expenses are included in “Salaries and Employee Benefits” in the Company’s consolidated statements of income. See “Note 10: Stock-Based Compensation” for further discussion.
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
Concentration of Supply Risk
A significant percentage of the Company’s portfolio purchases in the United States for any given fiscal quarter or year may be concentrated with a few large sellers, some of which may also involve forward flow arrangements. A significant decrease in the volume of portfolio available from any of the Company’s principal sellers would force the Company to seek alternative sources of charged-off receivables.
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
The Company adopted ASU 2020-06 on January 1, 2021, using a modified retrospective approach. Effective January 1, 2021, the dilutive effect of the Company’s convertible and exchangeable notes is calculated using the if-converted method. Prior to the adoption, the dilutive effect of the convertible and exchangeable notes was calculated using the treasury stock method. In September 2021, in accordance with the indenture for the convertible senior notes due in March 2022, the Company irrevocably elected cash settlement for these notes. As a result, the convertible senior notes due in March 2022 were only dilutive prior to September 15, 2021. All of the Company’s other convertible and exchangeable notes require net share settlement, using the if-converted method results in a similar dilutive effect as using the treasury stock method under the previous accounting standard, due to the fact that only in-the-money shares are included in the dilutive effect.

A reconciliation of shares used in calculating earnings per basic and diluted shares follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Encore Capital Group, Inc.	$350,782	$211,848	$167,869

Total weighted-average basic shares outstanding	30,129	31,427	31,210
Dilutive effect of stock-based awards	407	283	264
Dilutive effect of convertible and exchangeable senior notes	617	—	—
Total weighted-average dilutive shares outstanding	31,153	31,710	31,474

Basic earnings per share	$11.64	$6.74	$5.38
Diluted earnings per share	$11.26	$6.68	$5.33
Anti-dilutive employee stock options outstanding were approximately 3,000, 51,000 and 64,000 during the years ended December 31, 2021, 2020, and 2019, respectively.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$3,541	$—	$3,541
Liabilities
Cross-currency swap agreements	—	(16,902)	—	(16,902)
Contingent consideration	—	—	(5,218)	(5,218)

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cross-currency swap agreements	$—	$11,578	$—	$11,578
Interest rate cap contracts	—	659	—	659
Liabilities
Interest rate swap agreements	—	(5,232)	—	(5,232)
Contingent consideration	—	—	(2,957)	(2,957)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date, based on actual and forecasted operating performance. Changes in fair value of contingent consideration are included in other operating expenses in the Company’s consolidated statements of income.
The following table provides a roll-forward of the fair value of contingent consideration, which is included in the accounts payable and accrued liabilities in the Company’s consolidated statements of financial position, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Amount
Balance as of December 31, 2018	$6,198
Change in fair value of contingent consideration	(2,300)
Payment of contingent consideration	(3,686)
Effect of foreign currency translation	(146)
Balance as of December 31, 2019	66
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,848
Payment of contingent consideration	(88)
Effect of foreign currency translation	131
Balance as of December 31, 2020	2,957
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,913
Change in fair value of contingent consideration	(388)
Payment of contingent consideration	(180)
Effect of foreign currency translation	(84)
Balance as of December 31, 2021	$5,218
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparable. The fair value estimate of the assets held for sale was approximately $44.6 million and $42.2 million as of December 31, 2021 and December 31, 2020, respectively.

Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the following table are recorded in the consolidated statements of financial condition as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios	$3,065,553	$3,416,926	$3,291,918	$3,705,672
Financial Liabilities
Convertible senior notes due March 2021(1)	—	—	160,406	161,349
Convertible senior notes due March 2022(1)	150,000	195,009	146,644	160,905
Exchangeable senior notes due September 2023(1)	172,500	257,782	164,339	190,737
Convertible senior notes due October 2025(1)	100,000	165,887	92,747	109,090
Senior secured notes(2)	1,606,327	1,652,246	1,642,058	1,684,729
Encore private placement notes	107,470	108,652	146,550	141,860
________________________
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
Borrowings:
The Company’s convertible notes, exchangeable notes, senior secured notes and private placement notes are carried at historical cost, adjusted for the applicable debt discount. The fair value estimate for the convertible and exchangeable notes incorporates quoted market prices using Level 2 inputs. The fair value of the senior secured notes and private placement notes is estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates.
The carrying value of the Company’s senior secured revolving credit facility and securitisation senior facility approximates fair value due to the use of current market rates that are repriced frequently.

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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$3,541	Other assets	$659
Interest rate swap agreements	—	—	Other liabilities	(5,232)
Cross-currency swap agreements	Other liabilities	(16,902)	Other assets	11,578
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
The Company held certain foreign currency forward contracts designated as cash flow hedging instruments that matured in June 2020. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2021, 2020, or 2019.
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company designates its interest rate swap instruments as cash flow hedges. Previously, the Company held four interest rate swap agreements that hedged the risk of USD-LIBOR interest rate fluctuations for the Encore revolving credit facility and term loan facility. As part of the financing transactions completed in September 2020, the Company settled two of the interest rate swap agreements but continued to amortize the remaining unrealized loss in OCI into earnings. On September 30, 2021, the Company ceased hedge accounting for its interest rate swap instruments due to the forecasted transactions were no longer probable driven by the continued pay down of its USD-LIBOR denominated borrowings. As a result, the Company reclassified all the remaining unrealized loss in OCI of approximately $1.9 million into earnings. The two remaining interest swap agreements matured in December 2021 and were not designated as hedging instruments during the fourth quarter of 2021.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as cash flow hedges. As of December 31, 2021, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $397.9 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of December 31, 2021). The Company expects to reclassify approximately $5.2 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.
The Company also uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt.
The Company has an interest rate cap (the “2019 Cap”) with a notional amount of €400.0 million (approximately $454.8 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of December 31, 2021). The 2019 Cap hedges the fluctuations in three-month EURIBOR floating rate debt and matures in 2024. The Company also had an interest rate cap that was used to hedge the fluctuations in debt bearing variable interest based on sterling overnight index average (“SONIA”) (the “2020 Cap”). The 2020 Cap had a notional amount of £350.0 million (approximately $473.4 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021) with a maturity date in March 2023. In November 2021, the Company sold the 2020 Cap for approximately $0.9 million and paid approximately $2.1 million to purchase another interest rate cap (the “2021 Cap”) that matures in September 2024 with the same notional amount. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2021 Cap as cash flow hedge instruments. The remaining OCI associated with the terminated 2020 Cap will continue to be amortized through March 2023. The Company expects to reclassify approximately $0.9 million of net derivative loss from OCI into earnings relating to interest rate caps within the next 12 months.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements during the periods presented (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2021	2020	2019		2021	2020	2019
Foreign currency exchange contracts	$—	$(341)	$1,100	Salaries and employee benefits	$—	$49	$383
Foreign currency exchange contracts	—	(44)	(56)	General and administrative expenses	—	11	(19)
Interest rate swap agreements	(69)	(7,441)	(6,347)	Interest expense	(8,743)	(7,893)	(2,560)
Interest rate cap contracts	1,824	(3,001)	(1,752)	Interest expense	(568)	(2,846)	146
Cross-currency swap agreements	(33,464)	10,503	—	Interest expense / Other expense	(33,532)	10,121	—
Derivatives Not Designated as Hedging Instruments
The Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations between the British Pound and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. As of December 31, 2021, the Company had no outstanding currency exchange forward contracts that were not designated as cash flow hedging instruments. The Company continues to monitor the level of exposure of the foreign currency exchange risk and may enter into additional short-term forward contracts on an ongoing basis. The gains or losses on these derivative contracts are recognized in other income or expense based on the changes in fair value.
As discussed in “Derivatives Designed as Hedging Instruments,” on September 30, 2021, the Company ceased hedge accounting for its interest rate swap instruments due to the continued pay down of its USD-LIBOR denominated borrowings. The interest rate swap agreements had a liability balance of $1.2 million as of September 30, 2021 and matured in December 2021.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of income during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
		2021	2020	2019
Foreign currency exchange contracts	Other expense	$(20)	$3,564	$(2,959)
Interest rate swap agreements	Other expense	(73)	—	—

Note 4: Investment in Receivable Portfolios, Net
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies,” effective January 1, 2020, the Company accounts for its investment in receivable portfolios as PCD assets under CECL. Refer to the “Investment in Receivable Portfolios” section in Note 1 for current accounting policy and accounting policy prior to January 1, 2020 for the Company’s purchased receivable portfolios.
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
The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased subsequent to the adoption of CECL (in thousands):

	Year Ended December 31,
	2021	2020
Purchase price	$664,529	$659,872
Allowance for credit losses	1,823,582	1,703,420
Amortized cost	2,488,111	2,363,292
Noncredit discount	3,284,369	3,464,670
Face value	5,772,480	5,827,962
Write-off of amortized cost	(2,488,111)	(2,363,292)
Write-off of noncredit discount	(3,284,369)	(3,464,670)
Negative allowance	664,529	659,872
Negative allowance for expected recoveries - current period purchases	$664,529	$659,872

The following tables summarize the changes in the balance of the investment in receivable portfolios during the periods subsequent to the adoption of CECL (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$3,291,918	$3,328,150
Purchases of receivable portfolios	664,529	659,872
Collections applied to investment in receivable portfolios, net(1)	(1,019,629)	(737,131)
Changes in recoveries(2)	199,136	7,246
Put-backs and Recalls	(7,249)	(15,824)
Deconsolidation of receivable portfolios	(9,352)	(2,822)
Disposals and transfers to real estate owned	(8,071)	(9,459)
Foreign currency adjustments	(45,729)	61,886
Balance, end of period	$3,065,553	$3,291,918
________________________
(1) Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods subsequent to the adoption of CECL:

	Year Ended December 31,
	2021	2020
Cash collections	$2,307,359	$2,111,848
Less - amounts classified to revenue from receivable portfolios	(1,287,730)	(1,374,717)
Collections applied to investment in receivable portfolios, net	$1,019,629	$737,131
(2) Changes in recoveries is calculated as follows during the periods subsequent to the adoption of CECL, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Year Ended December 31,
	2021	2020
Recoveries above forecast	$326,006	$228,075
Changes in expected future recoveries	(126,870)	(220,829)
Changes in recoveries	$199,136	$7,246

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the year ended December 31, 2021 significantly outperformed the projected cash flows by approximately $326.0 million. The Company believes the collection over-performance was a result of improvements in collections operations and changed consumer behavior during the COVID-19 pandemic.
While the Company now has additional information with respect to the impact on collections of the COVID-19 pandemic, the future outlook remains uncertain, and will continue to evolve depending on future developments, including the duration and spread of the pandemic and related actions taken by governments. When reassessing the future forecasts of expected lifetime recoveries during the year ended December 31, 2021, management considered historical and current collection performance, uncertainty in economic forecasts in the geographies in which we operate, and believes that for certain static pools collections over-performance resulted in increased total expected recoveries. Although management believes that the relevant macroeconomic conditions have improved and therefore no longer materially impact the Company’s collections performance, uncertainty still remains in the geographies in which the Company operates. As a result, the Company has updated its forecast, resulting in a reduction of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $126.9 million during the year ended December 31, 2021. The circumstances around this pandemic are evolving rapidly and will continue to impact the Company’s business and its estimation of expected recoveries in future periods. The Company will continue to closely monitor the COVID-19 situation and update its assumptions accordingly.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the year ended December 31, 2019, prior to the adoption of CECL (in thousands):

Year Ended December 31,
2019
Balance, beginning of period	$3,137,893
Purchases of receivable portfolios	1,046,696
Collections applied to investment in receivable portfolios, net	(757,640)
Put-backs and Recalls	(11,591)
Deconsolidation of receivable portfolios	(51,935)
Disposals and transfers to real estate owned	(11,495)
Sale of receivable portfolios(1)	(98,636)
Portfolio allowance, net	(8,108)
Foreign currency adjustments	38,800
Balance, end of period	$3,283,984
________________________
(1) Represents the sale of certain portfolios in the Company’s European operations under its co-investment framework. The Company recognized a gain of approximately $9.3 million in connection with the transaction. The gain was included in Other Revenues in the Company’s consolidated statements of income during the year ended December 31, 2019.

Note 5: Composition of Certain Financial Statement Items
Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment and software	$209,844	$194,678
Leasehold improvements	37,533	43,621
Furniture, fixtures and equipment	19,959	10,514
Telecommunications equipment and other	3,075	3,450
Construction in process	2,487	4,739
	272,898	257,002
Less: accumulated depreciation and amortization	(153,041)	(129,705)
	$119,857	$127,297
Depreciation and amortization expense related to property and equipment was $42.2 million, $34.8 million, and $33.3 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Other Assets
Other assets consist of the following as of the dates presented (in thousands):

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$68,812	$72,164
Deferred tax assets	51,451	33,202
Real estate owned	44,640	42,173
Identifiable intangible assets, net	36,320	45,012
Prepaid expenses	26,943	26,717
Service fee receivables	22,610	26,539
Income tax deposits	19,315	35,853
Other	65,184	67,502
Total	$335,275	$349,162
Note 6: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of December 31, 2021. The components of the Company’s consolidated borrowings were as follows as of the dates presented (in thousands):

	December 31, 2021	December 31, 2020
Global senior secured revolving credit facility	$406,635	$481,007
Encore private placement notes	107,470	146,550
Senior secured notes	1,613,739	1,651,619
Convertible notes and exchangeable notes	422,500	583,500
Cabot securitisation senior facility	473,443	478,131
Other	24,889	24,398
Finance lease liabilities	7,005	8,288
	3,055,681	3,373,493
Less: debt discount and issuance costs, net of amortization	(58,350)	(91,859)
Total	$2,997,331	$3,281,634
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In previous periods, the Company referred to this facility as the Cabot Credit Facility. As of December 31, 2021, the Global Senior Facility provided for a total committed facility of $1,050.0 million that matures in September 2025 and included the following key provisions:
•Interest at LIBOR (or EURIBOR for any loan drawn in euro or a rate based on SONIA for any loan drawn in British Pound) plus 2.50% per annum, with a LIBOR (or EURIBOR or SONIA) floor of 0.00%;
•An unused commitment fee of 0.40% per annum, payable quarterly in arrears;
•A restrictive covenant that limits the LTV Ratio (as defined in the Global Senior Facility) to 0.75 in the event that the Global Senior Facility is more than 20% utilized;
•A restrictive covenant that limits the SSRCF Ratio (as defined in the Global Senior Facility) to 0.275;
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
As of December 31, 2021, the outstanding borrowings under the Global Senior Facility were $406.6 million. The weighted average interest rate of the Global Senior Facility was 3.07% and 3.25% for the years ended December 31, 2021 and December 31, 2020, respectively. The weighted average interest rate of the previous Cabot Credit Facility was 3.30% for the year ended December 31, 2020. The weighted average interest rate of the previous Encore Revolving Credit Facility was 3.90% for the year ended December 31, 2020. Available capacity under the Global Senior Facility was $643.4 million as of December 31, 2021.
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). In September 2020 the Company prepaid approximately $103.7 million of the Encore Private Placement Notes and made a $10.4 million make-whole payment to the holders of notes that were prepaid. The make-whole payment was included in loss on extinguishment of debt in the Company’s consolidated statements of income during the year ended December 31, 2020. As of December 31, 2021, $107.5 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Senior Secured Notes ($ in thousands):

	December 31, 2021	December 31, 2020	Maturity Date	Interest Payment Dates	Interest Rate
Cabot 2023 Notes	$—	$309,034	Oct 1, 2023	Apr 1, Oct 1	7.500%
Encore 2025 Notes	397,928	426,752	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	405,808	409,827	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	338,174	—	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	471,829	506,006	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,613,739	$1,651,619
______________________
(1) Interest rate is based on three-month EURIBOR (subject to a 0% floor) plus 4.250% per annum, resets quarterly.

In September 2020 Encore issued €350.0 million (approximately $397.9 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of December 31, 2021) in aggregate principal amount of 4.875% Senior Secured Notes due 2025 at an issue price of 98.889% (the “Encore 2025 Notes”). Interest on the Encore 2025 Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on April 15, 2021.
In November 2020, Encore issued £300.0 million (approximately $405.8 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021) in aggregate principal amount of 5.375% Senior Secured Notes due 2026 at an issue price of 100.000% (the “Encore 2026 Notes”). Interest on the Encore 2026 Notes is payable semi-annually, in arrears, on February 15 and August 15 of each year, commencing on February 15, 2021. The Company used the proceeds from this offering to redeem £286.7 million (approximately $387.8 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021) of the outstanding £512.9 million (approximately $693.8 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021) aggregate principal amount of 7.500% Senior Secured Notes due 2023 (the “Cabot 2023 Notes”) at a redemption price of 101.875%, and pay certain transaction fees and expenses incurred in connection with this offering. The Company recognized a loss on extinguishment of debt of approximately $12.8 million associated with this transaction during the year ended December 31, 2020.

In December 2020, Encore issued €415.0 million (approximately $471.8 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of December 31, 2021) in aggregate principal amount of senior secured floating rate notes due 2028 at an issue price of 99.000% (the “Encore 2028 Floating Rate Notes”). The Encore 2028 Floating Rate Notes bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 4.250% per annum, reset quarterly. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2021. The Company used the proceeds from this offering to redeem the outstanding €400.0 million (approximately $454.8 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of December 31, 2021) aggregate principal amount Senior Secured Floating Rate Notes due 2024 (the “Cabot 2024 Floating Rate Notes”) in full and pay certain transaction fees and expenses incurred in connection with this offering. The Company recognized a loss on extinguishment of debt of approximately $13.1 million associated with this transaction during the year ended December 31, 2020. The Cabot 2024 Floating Rate Notes bore interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 6.375%, reset quarterly.
In June 2021, Encore issued £250.00 million (approximately $338.2 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021) aggregate principal amount of senior secured notes due 2028 (the “Encore 2028 Notes” and together with the Cabot 2023 Notes, Encore 2025 Notes, Encore 2026 Notes and the Encore 2028 Floating Rate Notes, the “Senior Secured Notes”). The Encore 2028 Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. Encore used the proceeds from the offering to redeem in full the then outstanding £226.2 million (approximately $306.0 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021) aggregate principal amount of 7.500% Cabot 2023 Notes at a redemption price of 101.875%, and to pay certain transaction fees and expenses incurred in connection with the offering. The Company recognized a loss on extinguishment of debt of approximately $9.3 million associated with this transaction during the year ended December 31, 2021.
The Senior Secured Notes are secured by the same collateral as the Global Senior Facility and the Encore Private Placement Notes. The guarantees provided in respect of the Senior Secured Notes are pari passu with each such guarantee given in respect of the Global Senior Facility and Encore Private Placement Notes. Subject to the intercreditor agreement described above under the section “Global Senior Secured Revolving Credit Facility,” Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the outstanding convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	December 31, 2021	December 31, 2020	Maturity Date	Interest Rate
2021 Convertible Notes (1)	$—	$161,000	Mar 15, 2021	2.875%
2022 Convertible Notes	150,000	150,000	Mar 15, 2022	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	3.250%
	$422,500	$583,500
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
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company maintains a hedge program that increases the effective conversion or exchange price for the Convertible Notes and the Exchangeable Notes. The hedge instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. The Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and does not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements. As of December 31, 2021, the Company had one hedge program that increases the effective exchange price for the 2023 Exchangeable Notes. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.

Pursuant to certain terms in the indentures of the Company’s Convertible Notes and Exchangeable Notes, the conversion or exchange rates have been adjusted upon the completion of the Company’s modified “Dutch Auction” tender offer effective in December 2021. Refer to details of the tender offer in Note 8: Common Stock.” Certain key terms related to the convertible and exchangeable features as of December 31, 2021 are listed below ($ in thousands, except conversion or exchange price):

	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$45.57	$44.62	$40.00
Closing stock price at date of issuance	$35.05	$36.45	$32.00
Closing stock price date	Feb 27, 2017	Jul 20, 2018	Sep 4, 2019
Initial conversion or exchange rate (shares per $1,000 principal amount)	21.9467	22.4090	25.0000
Adjusted conversion or exchange rate (shares per $1,000 principal amount)	22.0617	22.5264	25.1310
Adjusted conversion or exchange price	$45.33	$44.39	$39.79
Adjusted effective conversion or exchange price(1)	$45.33	$62.13	$39.79
Excess of if-converted value compared to principal(2)	$55,538	$68,847	$56,089
Conversion or exchange date(3)	Sep 15, 2021	Mar 1, 2023	Jul 1, 2025
_______________________
(1)As discussed above, the Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes to $62.13.
(2)Represents the premium the Company would have to pay assuming the Convertible Notes and Exchangeable Notes were converted or exchanged on December 31, 2021. The premium of the 2023 Exchangeable Notes would have been reduced to zero with the existing hedge program.
(3)During the quarter ending December 31, 2021, the closing price of the Company’s common stock exceeded 130% of the exchange price of the 2023 Exchangeable Notes and the conversion price of the 2025 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early exchange or conversion events. As a result, the 2023 Exchangeable Notes and the 2025 Convertible Notes became exchangeable or convertible on demand on January 1, 2022.
Prior to the close of business on the business day immediately preceding their respective free conversion or exchange date (listed above), holders may convert or exchange their Convertible Notes or Exchangeable Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion or exchange dates until the close of business on the second scheduled trading day immediately preceding their respective maturity date, holders may convert or exchange their notes at any time.
In September 2021, in accordance with the indenture for the 2022 Convertible Notes, the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2022 Convertible Notes for all conversions of the 2022 Convertible Notes that occur on or after September 15, 2021, the free conversion date, which effectively will result in an all cash settlement for the 2022 Convertible Notes so long as the stock price is less than $79.32 at the time of conversion. None of the 2022 Convertible Notes have been converted.
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
Prior to the adoption of ASU 2020-06. The Convertible Notes and Exchangeable Notes were bifurcated into a debt component and an equity component. The debt discount was amortized into interest expense using effective interest rates. The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes and Exchangeable Notes at the time of the original offering are listed below (in thousands, except percentages):

	2021 Convertible Notes	2022 Convertible Notes	2023 Exchangeable Notes	2025 Convertible Notes
Debt component	$143,645	$137,266	$157,971	$91,024
Equity component	$17,355	$12,734	$14,009	$8,976
Equity issuance cost	$581	$398	$—	$224
Stated interest rate	2.875%	3.250%	4.500%	3.250%
Effective interest rate	4.700%	5.200%	6.500%	5.000%
The balances of the liability and equity components of all the Convertible Notes and Exchangeable Notes outstanding prior to the adoption of ASU 2020-06 were as follows (in thousands):

December 31, 2020
Liability component—principal amount	$583,500
Unamortized debt discount	(19,364)
Liability component—net carrying amount	$564,136
Equity component	$53,074
Interest expense related to the Convertible Notes and Exchangeable Notes was as follows during the periods presented (in thousands):

	Year ended December 31,
	2021	2020	2019
Interest expense—stated coupon rate	$16,839	$21,857	$23,845
Interest expense—amortization of debt discount	—	10,945	12,780
Interest expense—Convertible Notes and Exchangeable Notes	$16,839	$32,802	$36,625
Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, has a senior facility for a committed amount of £350.0 million (as amended, the “Cabot Securitisation Senior Facility”). On November 12, 2021, the Cabot Securitisation Senior Facility was amended to extend the maturity date from March 15, 2025 to September 18, 2026. Funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.00% plus, for periods after September 18, 2024, a step-up margin ranging from zero to 1.00%.
As of December 31, 2021, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $473.4 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £361.0 million (approximately $488.3 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2021) as of December 31, 2021. The weighted average interest rate was 3.11% and 3.23% for the years ended December 31, 2021 and 2020, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of December 31, 2021, the Company’s finance lease liabilities were approximately $7.0 million. Refer to “Note 12: Leases” for further details.

Maturity Schedule
The aggregate amounts of the Company’s borrowings, maturing in each of the next five years and thereafter are as follows (in thousands):

2022	$203,825
2023	220,667
2024	33,622
2025	907,663
2026	879,901
Thereafter	810,003
Total	$3,055,681

Note 7: Variable Interest Entities
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
As of December 31, 2021, the Company’s VIEs include certain securitized financing vehicle and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to exercise discretion in the servicing of the financial assets and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 8: Common Stock
Share Repurchase Plan
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the year ended December 31, 2021, the Company repurchased 2,598,034 shares of its common stock for approximately $121.2 million. The Company’s practice is to retire the shares repurchased.
Tender Offer
On November 4, 2021, the Company commenced a modified “Dutch Auction” tender offer to purchase up to $300.0 million of shares of its common stock with a price range between $52.00 and $60.00 per share. On December 9, 2021, the Company announced the final results of the tender offer. Through the tender offer, the Company purchased 4,471,995 shares of common stock at a price of $60.00 per share, for a total cost of $268.3 million, excluding fees and expenses. The shares purchased through the tender offer were immediately retired.
The Company records the excess of repurchase price over the par amount to additional paid-in capital, then to retained earnings once additional paid-in capital is reduced to zero. Direct costs relating to the stock repurchases are treated as stock issuance costs and are included in stockholders’ equity.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(6,054)	$(104,933)	$(110,987)
Other comprehensive loss before reclassification	(7,055)	22,675	15,620
Reclassification (1)	2,026	—	2,026
Removal of OCI in connection with divestiture	—	3,814	3,814
Tax effect	761	—	761
Balance at December 31, 2019	(10,322)	(78,444)	(88,766)
Other comprehensive loss before reclassification	(324)	17,153	16,829
Reclassification	558	—	558
Removal of OCI in connection with divestiture	—	2,632	2,632
Tax effect	(66)	—	(66)
Balance at December 31, 2020	(10,154)	(58,659)	(68,813)
Other comprehensive loss before reclassification	(31,709)	(15,309)	(47,018)
Reclassification (1)	44,544	—	44,544
Removal of OCI in connection with divestiture	—	19,904	19,904
Tax effect	(2,165)	—	(2,165)
Balance at December 31, 2021	$516	$(54,064)	$(53,548)
________________________
(1)Includes immaterial adjustment to true-up certain derivative related activities recorded in prior periods.

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
Total stock-based compensation expense during the years ended December 31, 2021, 2020, and 2019 was $18.3 million, $16.6 million, and $12.6 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $2.5 million, $2.5 million, and $1.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
There were no options granted during the years ended December 31, 2021, 2020, or 2019. As of December 31, 2021, all outstanding stock options have been fully vested and all related compensation expense has been fully recognized.
A summary of the Company’s stock option activity as of December 31, 2021, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	9,166	$22.17
Exercised	(5,000)	$22.17
Outstanding as of December 31, 2021	4,166	$22.17	0.26	$166
Exercisable as of December 31, 2021	4,166	$22.17	0.26	$166
The total intrinsic value of options exercised during the years ended December 31, 2021 and 2019 was $0.2 million and $0.9 million, respectively. Cash received from option exercise under all share-based payment arrangements during the years ended December 31, 2021 and 2019, was negligible. There were no stock options exercised during the year ended December 31, 2020.
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
A summary of the Company’s performance stock option activity as of December 31, 2021, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	164,013	$31.73
Exercised	(50,083)	$30.95
Expired	(13,316)	$40.50
Outstanding as of December 31, 2021	100,614	$30.95	2.19	$3,135
Vested as of December 31, 2021	100,614	$30.95	2.19	$3,135
Exercisable as of December 31, 2021	100,614	$30.95	2.19	$3,135
As of December 31, 2021, all related compensation expense has been fully recognized. No performance stock options were granted during the years ended December 31, 2021, 2020, and 2019. The total intrinsic value of performance options exercised during the year ended December 31, 2021 and 2019 was $1.1 million and $0.1 million, respectively. Cash received from performance option exercise during the years ended December 31, 2021 and 2019 was $1.6 million and $0.3 million, respectively. There were no performance stock options exercised during the year ended December 31, 2020.

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
A summary of the Company’s stock award activities as of December 31, 2021, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2020	942,518	$37.28
Awarded	418,961	$42.09
Vested	(442,894)	$38.04
Cancelled	(224,646)	$38.44
Non-vested as of December 31, 2021	693,939	$39.33
________________________
(1)Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2021 and 2020, the maximum number of non-vested performance shares that could vest under the provisions of the agreements was 878,309 and 1,255,445, respectively.
Unrecognized compensation expense related to non-vested shares as of December 31, 2021 was $12.8 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.3 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2021, 2020, and 2019 was $16.9 million, $14.5 million, and $8.9 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2021, 2020, and 2019 was $42.09, $38.51, and $32.42, respectively.

Note 11: Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
US	$390,607	$259,132	$144,495
Foreign	45,934	23,766	56,747
Total income before provision for income taxes	$436,541	$282,898	$201,242
The provision for income tax on earnings from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current expense (benefit):
Federal	$33,582	$43,185	$(2,917)
State	5,787	8,528	(6,464)
Foreign	10,600	10,112	21,008
	49,969	61,825	11,627
Deferred expense (benefit):
Federal	49,512	15,851	27,640
State	5,904	2,192	5,535
Foreign	(20,045)	(9,494)	(12,469)
	35,371	8,549	20,706
Provision for income taxes	$85,340	$70,374	$32,333
The reconciliation of federal statutory income tax rate to our effective tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
Federal provision	21.0%	21.0%	21.0%
State provision	2.3%	3.2%	0.2%
Foreign rate differential(1)	(1.0)%	(0.5)%	(2.2)%
Change in tax rate(2)	(1.3)%	(0.9)%	0.2%
Change in valuation allowance(3)	(2.3)%	0.9%	(0.5)%
IRS settlement(4)	—%	—%	(2.4)%
Tax effect of CFPB settlement fees(5)	—%	1.1%	—%
Other	0.8%	0.1%	(0.2)%
Effective rate	19.5%	24.9%	16.1%
________________________
(1)Relates primarily to lower tax rates on income or loss attributable to international operations.
(2)In 2021 and 2020, includes impact of U.K. tax rate increases.
(3)In 2021, valuation allowance net decrease resulted from releasing valuation allowances in certain foreign subsidiaries.
(4)In 2019, relates to tax benefit resulting from tax accounting method change.
(5)Non-deductible expense for tax purposes.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the years ended December 31, 2021, 2020 and 2019 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2021, were approximately $143.0 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments of unremitted earnings under the indefinite reinvestment exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which the Company does not consider under the indefinite reinvestment exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2021	December 31, 2020 (1)
Deferred tax assets:
Net operating losses	$68,677	$69,718
Operating lease liabilities	18,715	18,717
Accrued expenses	11,885	10,165
Difference in basis of bond and loan costs	—	16
Difference in basis of receivable portfolio	33,335	17,115
Stock-based compensation	4,528	2,787
Right-of-use asset	23	58
Difference in basis of depreciable and amortizable assets	5,326	4,242
Other	6,094	5,782
Total deferred tax assets	148,583	128,600
Valuation allowance	(35,920)	(45,636)
Total deferred tax assets net of valuation allowance	112,663	82,964
Deferred tax liabilities:
Accrued expenses	(750)	(9)
Difference in basis of bond and loan costs	(1,725)	(11,818)
Difference in basis of receivable portfolio	(105,743)	(41,383)
Stock-based compensation	(672)	—
Right-of-use asset	(15,367)	(14,717)
Difference in basis of depreciable and amortizable assets	(26,210)	(18,105)
Prepaid expenses	(907)	(793)
Other	(23)	(1,869)
Total deferred tax liabilities	(151,397)	(88,694)
Net deferred tax liability(2)	$(38,734)	$(5,730)
________________________
(1)Certain adjustments have been made to the numbers reported in the Form 10-K for the year ended December 31, 2020, to reflect the revision of immaterial presentation errors in the prior period primarily due to incorrect netting of deferred tax assets and deferred tax liabilities in certain taxing jurisdictions. The net deferred tax liability was correctly reported in the prior year.
(2)The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred taxes and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction, and presented as a single amount in the statement of financial condition.
As of December 31, 2021, certain of the Company’s foreign subsidiaries have net operating loss carry forwards of approximately $274.3 million, which will begin to expire in 2024. Certain of the Company’s domestic subsidiaries have state net operating losses which the Company expects to fully utilize upon filing the 2021 income tax returns.
Valuation allowances are recorded against deferred tax assets, including certain net operating losses recorded as deferred tax assets, if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, valuation allowance decreased by $9.7 million, as compared to December 31, 2020. The decrease in valuation allowance is primarily due to expected utilization of net operating losses in certain foreign jurisdictions that were previously limited due to forecasted income. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets in these jurisdictions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
Balance as of December 31, 2018	$18,552
Decreases related to prior year tax positions	(10,673)
Increases related to current year tax positions	4,442
Decrease related to expiration of statute of limitations	(2,493)
Decreases related to settlements with taxing authorities	(1,920)
Balance as of December 31, 2019	7,908
Decrease related to prior year tax positions	(608)
Increases related to prior year tax positions	6
Increases related to current year tax positions	574
Decrease related to expiration of statute of limitations	(827)
Decreases related to settlements with taxing authorities	(272)
Balance as of December 31, 2020	6,781
Decrease related to prior year tax positions	(2,034)
Decrease related to expiration of statute of limitations	(712)
Increase related to prior year tax positions	261
Increase related to current year tax positions	251
Balance as of December 31, 2021	$4,547
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $4.6 million, $6.9 million and $8.2 million as of December 31, 2021, 2020, and 2019 respectively. As of December 31, 2021, 2020 and 2019, there was $1.6 million, $3.3 million and $5.0 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2021, the decrease in the Company’s gross unrecognized tax benefit was primarily related to the release of a prior year position related to a foreign entity. During the year ended December 31, 2020, the decrease in the Company's gross unrecognized tax benefit was primarily related to the expiration of state statute of limitations. During the year ended December 31, 2019, the decrease in the Company’s gross unrecognized tax benefit was primarily related to decreases in prior year tax positions from exam resolutions.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to income tax as a component of the provision for income taxes. The Company recognized expense of $0.1 million, expense of $0.2 million and benefit of $2.7 million in net interest and penalties during the years ended December 31, 2021, 2020 and 2019, respectively. Interest and penalties accrued as of December 31, 2021, 2020 and 2019 were immaterial.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The Company is subject to examination of its income tax returns by various taxing authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. In general, the Company is subject to examination for tax years after 2017 for the U.S. federal jurisdiction, after 2012 for U.S state jurisdictions, and after 2014 in major foreign jurisdictions.
The Company's management regularly assesses the likelihood of adverse outcomes resulting from examinations, if any, to determine the adequacy of the Company's provision for income taxes. If any issues addressed in the Company's tax examinations are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 12: Leases
The majority of the Company’s leases are for corporate offices, various facilities, and information technology equipment.
The components of lease expense were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease costs(1)	$17,272	$16,331
Finance lease costs
Amortization of ROU assets	3,848	3,149
Interest on lease liabilities	419	420
Total lease costs	$21,539	$19,900
________________________
(1)Operating lease expenses are included in general and administrative expenses in the Company’s consolidated statements of income. Costs include short-term and variable lease components which were not material for the periods presented.
The following table provides supplemental consolidated statement of financial condition information related to leases as of the dates presented (in thousands):

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other assets	$68,812	$72,164
Finance lease ROU assets	Property and equipment, net	15,064	12,410
Total lease ROU assets		$83,876	$84,574

Liabilities
Operating lease liabilities	Other liabilities	$84,314	$90,659
Finance lease liabilities	Borrowings	7,005	8,288
Total lease liabilities		$91,319	$98,947
Supplemental lease information is summarized below (in thousands):

	Year Ended December 31,
	2021	2020
ROU assets obtained in exchange for new operating lease obligations	$13,426	$8,990
ROU assets obtained in exchange for new finance lease obligations	2,664	3,276
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	20,048	17,396
Finance leases - operating cash flows	419	419
Finance leases - financing cash flows	3,950	3,114
Lease term and discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.2	7.1
Finance leases	2.0	2.5
Weighted-average discount rate
Operating leases	5.2%	5.0%
Finance leases	4.6%	4.6%

Maturities of lease liabilities under non-cancelable leases as of December 31, 2021 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2022	$4,182	$17,878	$22,060
2023	2,198	15,459	17,657
2024	973	15,751	16,724
2025	—	13,015	13,015
2026	—	12,127	12,127
Thereafter	—	28,507	28,507
Total undiscounted lease payments	7,353	102,737	110,090
Less: imputed interest	(348)	(18,423)	(18,771)
Total lease liabilities	$7,005	$84,314	$91,319

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
In September 2015, the Company entered into a consent order (the “2015 Consent Order”) with the Consumer Financial Protection Bureau (the “CFPB”) in which the Company settled allegations arising from its practices between 2011 and 2015. In October 2020, the Company entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve a subsequent lawsuit related to the 2015 Consent Order. As a result of the Stipulated Judgment the Company recorded a charge of $15.0 million, which is included in the general and administration expenses in its consolidated statements of income for the year ended December 31, 2020.
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
As of December 31, 2021, the Company has no material reserves for legal matters.

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
As of December 31, 2021, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $259.2 million. We expect actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Employee Savings and Retirement Plan
The Company has a 401(k) Savings Plan that qualifies as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company recognized expense of approximately $2.8 million, $2.9 million, and $2.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2021, has no liabilities recorded for these agreements.

Note 14: Segment and Geographic Information
The Company conducts business through several operating segments. The Company’s Chief Operating Decision Maker relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. The Company determined its operating segments meet the aggregation criteria, and therefore, it has one reportable segment, portfolio purchasing and recovery, based on similarities among the operating units including economic characteristics, the nature of the services, the nature of the production process, customer types for their services, the methods used to provide their services and the nature of the regulatory environment.
The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenues(1):
United States	$1,115,572	$992,916	$817,693
International
Europe(2)	486,530	490,385	520,433
Other geographies	12,397	18,099	59,555
	498,927	508,484	579,988
Total	$1,614,499	$1,501,400	$1,397,681
________________________
(1)Total revenues during 2019 is adjusted by net allowances. Total revenues are attributed to countries based on consumer location.
(2)Based on the financial information that is used to produce the general-purpose financial statements, providing further geographic information is impracticable.

	December 31, 2021	December 31, 2020
Long-lived assets(1):
United States	$70,413	$83,523
International
United Kingdom	43,604	37,225
Other foreign countries	5,840	6,549
	49,444	43,774
Total	$119,857	$127,297
________________________
(1)Long-lived assets consist of property and equipment, net and finance leases.

Note 15: Goodwill and Identifiable Intangible Assets
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. Goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company performs its annual goodwill impairment assessment as of October 1. As of October 1, 2021, the Company had two reporting units, MCM and Cabot, that carried goodwill.
The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. The Company may proceed directly to the quantitative test without performing the qualitative test. For the goodwill impairment tests performed as of October 1, 2021, the Company updated its consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. The Company performed qualitative analysis for the MCM reporting unit and proceeded directly to the quantitative test for its Cabot reporting unit.
If goodwill is quantitatively assessed for impairment and a reporting unit’s carrying value exceeds its fair value, the difference is recorded as an impairment. The Company applies various valuation techniques to measure the fair value of each reporting unit, including the income approach and the market approach. For goodwill impairment analyses, the Company uses the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments. Therefore, for the Company’s reporting units where the Company has access to reliable market participant data, the market approach is conducted in addition to the income approach in determining the fair value. The Company uses a guideline company method under the market approach to estimate the fair value of equity and the market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data and the earnings before interest, tax, depreciation and amortization (“EBITDA”) for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
Based on the annual goodwill impairment tests performed at October 1, 2021, no goodwill impairment existed at these two reporting units.
On August 15, 2019, the Company completed the sale of Baycorp, which represented the Company’s investments and operations in Australia and New Zealand. The Company concluded that the fair value of Baycorp immediately prior to the sale was less than its recorded book value and, as a result, the entire goodwill balance carried at the Baycorp reporting unit of $10.7 million was impaired. The goodwill impairment is included in operating expenses in the Company’s consolidated statements of income during the year ended December 31, 2019.

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
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance during the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of beginning of period:	$906,962	$884,185	$868,126
Goodwill impairment	—	—	(10,718)
Effect of foreign currency translation	(9,167)	22,777	26,777
Balance as of end of period:	$897,795	$906,962	$884,185
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$66,969	$(31,154)	$35,815	$66,796	$(22,714)	$44,082
Developed technologies	2,549	(2,530)	19	5,048	(4,760)	288
Trade name and other	1,597	(1,111)	486	6,644	(6,002)	642
Total intangible assets	$71,115	$(34,795)	$36,320	$78,488	$(33,476)	$45,012
The weighted-average useful lives of intangible assets at the time of acquisition were as follows (in years):

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	5
Trade name and other	7
The amortization expense for intangible assets subject to amortization was $7.9 million, $8.0 million, and $7.7 million during the years ended December 31, 2021, 2020, and 2019, respectively. Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2021 is as follows (in thousands):

2022	$7,374
2023	6,965
2024	6,887
2025	6,533
2026	5,182
Thereafter	3,379
Total	$36,320