Form 10-Q
period 2022-03-31
ENCORE CAPITAL GROUP INC
filed 2022-05-04
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2022
Common Stock, $0.01 par value	24,259,465 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$160,217	$189,645
Investment in receivable portfolios, net	3,137,386	3,065,553
Property and equipment, net	115,716	119,857
Other assets	324,521	335,275
Goodwill	876,541	897,795
Total assets	$4,614,381	$4,608,125
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$229,839	$229,586
Borrowings	2,934,033	2,997,331
Other liabilities	204,134	195,947
Total liabilities	3,368,006	3,422,864
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 24,361 and 24,541 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	244	245
Additional paid-in capital	—	—
Accumulated earnings	1,310,039	1,238,564
Accumulated other comprehensive loss	(63,908)	(53,548)
Total stockholders’ equity	1,246,375	1,185,261
Total liabilities and stockholders’ equity	$4,614,381	$4,608,125
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

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,522	$1,927
Investment in receivable portfolios, net	486,909	498,507
Other assets	3,371	3,452
Liabilities
Accounts payable and accrued liabilities	105	105
Borrowings	459,847	473,443
Other liabilities	22	10
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Revenue from receivable portfolios	$304,105	$338,018
Changes in recoveries	167,223	44,537
Total debt purchasing revenue	471,328	382,555
Servicing revenue	26,146	32,516
Other revenues	2,208	1,766
Total revenues	499,682	416,837
Operating expenses
Salaries and employee benefits	96,956	96,456
Cost of legal collections	55,717	67,142
General and administrative expenses	33,534	32,148
Other operating expenses	27,027	28,441
Collection agency commissions	9,605	12,824
Depreciation and amortization	11,829	11,512
Total operating expenses	234,668	248,523
Income from operations	265,014	168,314
Other expense
Interest expense	(34,633)	(46,526)
Other income (expense)	392	(55)
Total other expense	(34,241)	(46,581)
Income before income taxes	230,773	121,733
Provision for income taxes	(55,024)	(26,968)
Net income	175,749	94,765
Net income attributable to noncontrolling interest	—	(135)
Net income attributable to Encore Capital Group, Inc. stockholders	$175,749	$94,630

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$7.11	$3.01
Diluted	$6.40	$2.97

Weighted average shares outstanding:
Basic	24,722	31,469
Diluted	27,482	31,832
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$175,749	$94,765
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments:
Unrealized gain on derivative instruments	15,592	1,761
Income tax effect	(3,698)	(378)
Unrealized gain on derivative instruments, net of tax	11,894	1,383
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(22,254)	2,890
Unrealized (loss) gain on foreign currency translation, net of divestiture	(22,254)	2,890
Other comprehensive (loss) income, net of tax:	(10,360)	4,273
Comprehensive income	165,389	99,038
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	—	(135)
Unrealized gain on foreign currency translation	—	(1)
Comprehensive income attributable to noncontrolling interest:	—	(136)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$165,389	$98,902
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$—	$1,185,261
Net income	—	—	—	175,749	—	—	175,749
Other comprehensive loss, net of tax	—	—	—	—	(10,360)	—	(10,360)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	220	3	(3,921)	(7,434)	—	—	(11,352)
Repurchase of common stock	(400)	(4)	—	(25,688)	—	—	(25,692)
Stock-based compensation	—	—	3,921	—	—	—	3,921
Settlement of convertible senior notes	—	—	—	(71,152)	—	—	(71,152)
Balance as of March 31, 2022	24,361	$244	$—	$1,310,039	$(63,908)	$—	$1,246,375

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	94,630	—	135	94,765
Other comprehensive income, net of tax	—	—	—	—	4,272	1	4,273
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	183	2	(5,433)	—	—	—	(5,431)
Repurchase of common stock	(518)	(5)	(20,385)	—	—	—	(20,390)
Stock-based compensation	—	—	3,405	—	—	—	3,405
Balance as of March 31, 2021	31,010	$310	$167,655	$1,172,756	$(64,541)	$2,604	$1,278,784

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$175,749	$94,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,829	11,512
Other non-cash interest expense, net	4,196	4,749
Stock-based compensation expense	3,921	3,405
Deferred income taxes	2,806	(3,302)
Changes in recoveries	(167,223)	(44,537)
Other, net	4,787	4,931
Changes in operating assets and liabilities
Other assets	1,447	(3,816)
Prepaid income tax and income taxes payable	51,200	28,627
Accounts payable, accrued liabilities and other liabilities	(34,182)	(27,215)
Net cash provided by operating activities	54,530	69,119
Investing activities:
Purchases of receivable portfolios, net of put-backs	(166,298)	(167,025)
Collections applied to investment in receivable portfolios	215,309	268,443
Purchases of property and equipment	(7,079)	(3,792)
Other, net	(4,842)	(2,359)
Net cash provided by investing activities	37,090	95,267
Financing activities:
Proceeds from credit facilities	328,273	273,293
Repayment of credit facilities	(180,614)	(235,399)
Repayment of senior secured notes	(9,770)	(9,770)
Repayment of convertible senior notes	(221,152)	(161,000)
Repurchase of common stock	(25,692)	(20,390)
Other, net	(9,061)	(6,844)
Net cash used in financing activities	(118,016)	(160,110)
Net (decrease) increase in cash and cash equivalents	(26,396)	4,276
Effect of exchange rate changes on cash and cash equivalents	(3,032)	(8,862)
Cash and cash equivalents, beginning of period	189,645	189,184
Cash and cash equivalents, end of period	$160,217	$184,598

Supplemental disclosure of cash information:
Cash paid for interest	$31,771	$37,258
Cash paid for taxes, net of refunds	949	813

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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with GAAP and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates variable interest entities (“VIEs”) for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) either the obligation to absorb losses or the right to receive benefits. Refer to “Note 8: Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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

Recently Adopted Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2: Earnings Per Share
Basic earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock-based awards, and the dilutive effect of the convertible and exchangeable senior notes, if applicable.
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company continues to repurchase its common stock under this program. During the three months ended March 31, 2022, the Company repurchased 399,522 shares of its common stock for approximately $25.6 million. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income attributable to Encore Capital Group, Inc. stockholders	$175,749	$94,630

Total weighted-average basic shares outstanding	24,722	31,469
Dilutive effect of stock-based awards	540	363
Dilutive effect of convertible and exchangeable senior notes	2,220	—
Total weighted-average dilutive shares outstanding	27,482	31,832

Basic earnings per share	$7.11	$3.01
Diluted earnings per share	$6.40	$2.97
Anti-dilutive employee stock options outstanding were zero and approximately 13,000 during the three months ended March 31, 2022 and 2021, respectively.
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

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$13,120	$—	$13,120
Liabilities
Cross-currency swap agreements	—	(21,719)	—	(21,719)
Contingent consideration	—	—	(5,069)	(5,069)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$3,541	$—	$3,541
Liabilities
Cross-currency swap agreements	—	(16,902)	—	(16,902)
Contingent consideration	—	—	(5,218)	(5,218)
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
The following table provides a roll-forward of the fair value of contingent consideration for the three months ended March 31, 2022 and year ended December 31, 2021 (in thousands):

Amount
Balance as of December 31, 2020	$2,957
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,913
Change in fair value of contingent consideration	(388)
Payment of contingent consideration	(180)
Effect of foreign currency translation	(84)
Balance as of December 31, 2021	5,218
Effect of foreign currency translation	(149)
Balance as of March 31, 2022	$5,069
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparable. The fair value estimate of the assets held for sale was approximately $52.2 million and $44.6 million as of March 31, 2022 and December 31, 2021, respectively.

Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,137,386	$3,460,468	$3,065,553	$3,416,926
Financial Liabilities
Convertible senior notes due March 2022(1)	—	—	150,000	195,009
Exchangeable senior notes due September 2023	172,500	259,010	172,500	257,782
Convertible senior notes due October 2025	100,000	164,573	100,000	165,887
Senior secured notes(2)	1,562,408	1,543,874	1,606,327	1,652,246
Encore private placement notes	97,700	96,534	107,470	108,652
_______________________
(1)The 2022 Convertible Senior Notes matured on March 15, 2022 and the Company repaid the notes in cash.
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$13,120	Other assets	$3,541
Cross-currency swap agreements	Other liabilities	(21,719)	Other liabilities	(16,902)
Derivatives Designated as Hedging Instruments
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company historically designated its interest rate swap instruments as cash flow hedges. As of March 31, 2022, there were no interest rate swap agreements.
The Company also uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. As of March 31, 2022, the Company held two interest rate cap contracts with a notional amount of approximately $902.5 million that are used to manage its risk related to interest rate fluctuations on the Company’s variable interest rate bearing debt. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $442.7 million based on an exchange rate of $1.00 to €0.90, the exchange rate as of March 31, 2022) and matures in June 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2021 Cap”) has a notional amount of £350.0 million (approximately $459.8 million based on an exchange rate of $1.00 to £0.76, the exchange rate as of March 31, 2022) and matures in September 2024. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2021 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $0.6 million of net derivative loss from OCI into earnings relating to interest rate caps within the next 12 months.
The Company has operations in foreign countries that expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. To mitigate a portion of this risk, the Company enters into derivative financial instruments, including foreign currency forward contracts with financial counterparties. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis. As of March 31, 2022, there were no foreign currency forward contracts.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as cash flow hedges. As of March 31, 2022, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $387.4 million based on an exchange rate of $1.00 to €0.90, the exchange rate as of March 31, 2022). The Company expects to reclassify approximately $5.5 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.
The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021
Interest rate swap agreements	$—	$(11)	Interest expense	$—	$(2,271)
Interest rate cap contracts	9,763	195	Interest expense	(170)	(107)
Cross-currency swap agreements	(6,404)	(18,329)	Interest expense / Other expense	(12,063)	(17,528)

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

The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$3,065,553	$3,291,918
Purchases of receivable portfolios (1)	169,505	170,178
Collections applied to investment in receivable portfolios, net (2)	(215,309)	(268,443)
Changes in recoveries (3)	167,223	44,537
Put-backs and Recalls	(3,207)	(3,153)
Disposals and transfers to assets held for sale	(1,976)	(1,665)
Foreign currency adjustments	(44,403)	(7,694)
Balance, end of period	$3,137,386	$3,225,678
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended March 31,
	2022	2021
Purchase price	$169,505	$170,178
Allowance for credit losses	350,186	374,575
Amortized cost	519,691	544,753
Noncredit discount	657,058	784,112
Face value	1,176,749	1,328,865
Write-off of amortized cost	(519,691)	(544,753)
Write-off of noncredit discount	(657,058)	(784,112)
Negative allowance	169,505	170,178
Negative allowance for expected recoveries - current period purchases	$169,505	$170,178
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended March 31,
	2022	2021
Cash Collections	$519,414	$606,461
Less - amounts classified to revenue from receivable portfolios	(304,105)	(338,018)
Collections applied to investment in receivable portfolios, net	$215,309	$268,443
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended March 31,
	2022	2021
Recoveries above forecast	$46,352	$91,401
Changes in expected future recoveries	120,871	(46,864)
Changes in recoveries	$167,223	$44,537
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended March 31, 2022 significantly outperformed the projected cash flows by approximately $46.4 million. The Company believes the collection over-performance was a result of its sustained improvements in portfolio collections driven by change in consumer behavior and the Company’s liquidation improvement initiatives.

When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2022, management considered historical and current collection performance, and believes that for certain static pools sustained collections over-performance resulted in increased total expected recoveries. As a result, the Company has updated its forecast, resulting in a net increase of total estimated remaining collections which in turn, when discounted to present value, resulted in a positive change in expected future period recoveries of approximately $120.9 million during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recorded approximately $46.9 million in negative change in expected future period recoveries.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$66,868	$68,812
Real estate owned	52,228	44,640
Deferred tax assets	50,689	51,451
Identifiable intangible assets, net	33,437	36,320
Prepaid expenses	28,787	26,943
Service fee receivables	22,547	22,610
Derivative instruments	13,120	3,541
Income tax deposits	—	19,315
Other	56,845	61,643
Total	$324,521	$335,275
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of March 31, 2022. The components of the Company’s consolidated borrowings were as follows (in thousands):

	March 31, 2022	December 31, 2021
Global senior secured revolving credit facility	$552,379	$406,635
Encore private placement notes	97,700	107,470
Senior secured notes	1,569,282	1,613,739
Convertible notes and exchangeable notes	272,500	422,500
Cabot securitisation senior facility	459,847	473,443
Other	29,705	24,889
Finance lease liabilities	7,720	7,005
	2,989,133	3,055,681
Less: debt discount and issuance costs, net of amortization	(55,100)	(58,350)
Total	$2,934,033	$2,997,331
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On March 29, 2022, the Company amended and restated the Global Senior Facility to, among other things (1) upsize the facility by $90.0 million to $1.14 billion, (2) extend the termination date of the facility from September 2025 to September 2026, and (3) transition from LIBOR to Term SOFR for U.S. dollar borrowings.
As of March 31, 2022, the Global Senior Facility provided for a total committed facility of $1.14 billion that matures in September 2026 and includes the following key provisions:

•Interest at Term SOFR (or EURIBOR for any loan drawn in euro or a rate based on SONIA for any loan drawn in British Pound) plus 2.50% per annum, with a Term SOFR (or EURIBOR or SONIA) floor of 0.00%;
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
As of March 31, 2022, the outstanding borrowings under the Global Senior Facility were $552.4 million. The weighted average interest rate of the Global Senior Facility was 2.73% and 3.25% for the three months ended March 31, 2022 and 2021, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $559.9 million as of March 31, 2022.
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of March 31, 2022, $97.7 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	March 31, 2022	December 31, 2021	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$387,363	$397,928	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	394,155	405,808	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	328,462	338,174	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	459,302	471,829	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,569,282	$1,613,739
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

Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	March 31, 2022	December 31, 2021	Maturity Date	Interest Payment Dates	Interest Rate
2022 Convertible Notes	$—	$150,000	Mar 15, 2022	Mar 15, Sep 15	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
	$272,500	$422,500
On March 15, 2022, the Company’s $150.0 million 2022 Convertible Notes matured. The 2022 Convertible Notes had a conversion price of $45.33. In September 2021, in accordance with the indenture for the 2022 Convertible Notes, the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2022 Convertible Notes for all conversions of the 2022 Convertible Notes that occur on or after September 15, 2021, the free conversion date, which effectively resulted in an all cash settlement for the 2022 Convertible Notes so long as the stock price is less than $79.32 at the time of conversion. As a result, the Company settled the conversion of the 2022 Convertible Notes entirely in cash for $221.2 million, of which $71.2 million (the excess above the principal amount) represents the conversion spread and was recognized in the Company’s stockholder’s equity. No gain or loss was recognized as a result of the conversion of the 2022 Convertible Notes in the Company’s consolidated statements of income during the three months ended March 31, 2022.
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
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company may enter into hedge programs that increase the effective conversion or exchange price for the Convertible Notes and the Exchangeable Notes. As of March 31, 2022, the Company had one hedge program that increases the effective exchange price for the 2023 Exchangeable Notes. The hedge instrument has been determined to be indexed to the Company’s own stock and meets the criteria for equity classification. The Company recorded the cost of the hedge instrument as a reduction in additional paid-in capital, and does not recognize subsequent changes in fair value of this financial instrument in its consolidated financial statement. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
Pursuant to certain terms in the indentures of the Company’s Convertible Notes and Exchangeable Notes, the conversion and exchange rates were adjusted upon the completion of the Company’s tender offer effective in December 2021. Certain key terms related to the convertible and exchangeable features as of March 31, 2022 are listed below ($ in thousands, except conversion or exchange price):

	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$44.62	$40.00
Closing stock price at date of issuance	$36.45	$32.00
Closing stock price date	Jul 20, 2018	Sep 4, 2019
Initial conversion or exchange rate (shares per $1,000 principal amount)	22.4090	25.0000
Adjusted conversion or exchange rate (shares per $1,000 principal amount)	22.5264	25.1310
Adjusted conversion or exchange price	$44.39	$39.79
Adjusted effective conversion or exchange price(1)	$62.13	$39.79
Excess of if-converted value compared to principal(2)	$71,256	$57,647
Conversion or exchange date(3)	Mar 1, 2023	Jul 1, 2025
_______________________

(1)As discussed above, the Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes to $62.13.
(2)Represents the premium the Company would have to pay assuming the Convertible Notes and Exchangeable Notes were converted or exchanged on March 31, 2022 using a hypothetical conversion price based on the closing stock price on March 31, 2022. The premium of the 2023 Exchangeable Notes would have been reduced to $1.7 million with the existing hedge program.
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
Interest expense related to the Convertible Notes and Exchangeable Notes was $3.7 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively.
Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, has a senior facility for a committed amount of £350.0 million (as amended, the “Cabot Securitisation Senior Facility”). The Cabot Securitisation Senior Facility matures in September 2026. Funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.00% plus, for periods after September 18, 2024, a step-up margin ranging from zero to 1.00%.
As of March 31, 2022, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $459.8 million based on an exchange rate of $1.00 to £0.76, the exchange rate as of March 31, 2022). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £363.3 million (approximately $477.3 million based on an exchange rate of $1.00 to £0.76, the exchange rate as of March 31, 2022) as of March 31, 2022. The weighted average interest rate was 3.45% and 3.11% for the three months ended March 31, 2022 and 2021, respectively.
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
As of March 31, 2022, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended March 31, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$516	$(54,064)	$(53,548)
Other comprehensive loss before reclassification	3,359	(22,254)	(18,895)
Reclassification	12,233	—	12,233
Tax effect	(3,698)	—	(3,698)
Balance at end of period	$12,410	$(76,318)	$(63,908)

	Three Months Ended March 31, 2021
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(10,154)	$(58,659)	$(68,813)
Other comprehensive loss before reclassification	(18,145)	2,889	(15,256)
Reclassification	19,906	—	19,906
Tax effect	(378)	—	(378)
Balance at end of period	$(8,771)	$(55,770)	$(64,541)

Note 10: Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2022 was 23.8%. For the three months ended March 31, 2021, the Company’s effective tax rate was 22.2%. The difference between the effective tax rate and the 21% federal statutory rate was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2022 and 2021, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgement is required in evaluating uncertain tax positions and determining the provision for income taxes. There has been no material change to the Company’s total gross unrecognized tax benefits from December 31, 2021.

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
As of March 31, 2022, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2022, the Company has no material reserves for legal matters.
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
As of March 31, 2022, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $380.1 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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

The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenues(1):
United States	$373,574	$287,787
International
Europe(2)	126,032	123,902
Other geographies	76	5,148
	126,108	129,050
Total	$499,682	$416,837
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2022 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$897,795	$906,962
Effect of foreign currency translation	(21,254)	5,208
Balance, end of period	$876,541	$912,170
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$65,072	$(32,090)	$32,982	$66,969	$(31,154)	$35,815
Developed technologies	2,481	(2,474)	7	2,549	(2,530)	19
Trade name and other	1,575	(1,127)	448	1,597	(1,111)	486
Total intangible assets	$69,128	$(35,691)	$33,437	$71,115	$(34,795)	$36,320

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

Government Regulation
MCM (United States)
As discussed in more detail under “Part I - Item 1 - Business - Government Regulation” contained in our Annual Report on Form 10-K, our operations in the United States are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the first quarter remained in line with the previous quarter. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive future supply increases.
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

Cabot (Europe)
The U.K. market for charged-off portfolios has generally provided a relatively consistent pipeline of opportunities over the past few years, despite a historically low level of charge-off rates, as creditors have embedded debt sales as an integral part of their business models and consumer indebtedness has continued to grow since the financial crisis. An increasing amount of volume is sold in multi-year forward flow arrangements.
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
Banks decreased portfolio sales at the beginning of the COVID-19 pandemic in order to focus on customers’ needs. While we have seen a resumption of sales activity across many of our European markets, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter as banks seek to re-establish a more stable debt sales strategy. In general, supply remains below pre-pandemic levels while portfolio pricing has become more competitive across our European footprint.
Purchases by Geographic Location
The following table summarizes purchases by geographic location during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
MCM (United States)	$94,309	$92,352
Cabot (Europe)	75,196	77,826
Total purchases of receivable portfolios	$169,505	$170,178
During the three months ended March 31, 2022, we invested $169.5 million to acquire receivable portfolios, with face values aggregating $1.2 billion, for an average purchase price of 14.4% of face value. The amount invested in receivable portfolios decreased $0.7 million, or 0.4%, compared with the $170.2 million invested during the three months ended March 31, 2021, to acquire receivable portfolios with face values aggregating $1.3 billion, for an average purchase price of 12.8% of face value.
In the United States, portfolio purchases increased slightly during the three months ended March 31, 2022 as compared to the corresponding period in the prior year. The majority of our deployments in the U.S. came from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. are still lower than pre-pandemic levels as a result of a decrease in supply, which we believe is temporary.
In Europe, portfolio purchases decreased slightly during the three months ended March 31, 2022 as compared to the corresponding period in the prior year. The decrease was attributable to the unfavorable impact from foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound. Portfolio purchases in Europe are negatively impacted by a relatively limited supply of portfolios as compared to the pre-pandemic levels.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
During the three months ended March 31, 2022 and 2021, we invested $12.4 million and $2.4 million in REO assets, respectively.

Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our purchased receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third party collections agencies to whom we pay a fee or commission. We utilize this channel to supplement capacity in our internal call centers, to service accounts in regions where we do not have collections operations or for accounts purchased where we maintain the collection agency servicing relationship. The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
MCM (United States):
Call center and digital collections	$215,624	$267,984
Legal collections	154,500	164,332
Collection agencies	488	3,257
Subtotal	370,612	435,573
Cabot (Europe):
Call center and digital collections	54,453	70,551
Legal collections	52,513	49,065
Collection agencies	40,880	42,985
Subtotal	147,846	162,601
Other geographies:	956	8,287
Total collections from purchased receivables	$519,414	$606,461
Gross collections from purchased receivables decreased by $87.0 million, or 14.4%, to $519.4 million during the three months ended March 31, 2022, from $606.5 million during the three months ended March 31, 2021.
The decrease in collections from purchased receivables in the United States compared to the three months ended March 31, 2021, was primarily a result of an unusually high level of collections in the year ago period resulting from changes in consumer behavior during the COVID-19 pandemic. The decrease was also a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The changes in consumer behavior that resulted from the impacts of the COVID-19 pandemic, while more prevalent a year ago, continued through the quarter. Even though we believe the pandemic-related drivers of this changed behavior are waning, in the first quarter we continued to see over-performance compared to our collections expectations.
The decrease in collections from purchased receivables in Europe was primarily due to lower purchasing volumes in recent periods due to the COVID-19 pandemic and the unfavorable impact from foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
Revenues
Revenue from receivable portfolios	$304,105	60.8%	$338,018	81.1%
Changes in recoveries	167,223	33.5%	44,537	10.7%
Total debt purchasing revenue	471,328	94.3%	382,555	91.8%
Servicing revenue	26,146	5.2%	32,516	7.8%
Other revenues	2,208	0.5%	1,766	0.4%
Total revenues	499,682	100.0%	416,837	100.0%
Operating expenses
Salaries and employee benefits	96,956	19.4%	96,456	23.1%
Cost of legal collections	55,717	11.2%	67,142	16.1%
General and administrative expenses	33,534	6.7%	32,148	7.7%
Other operating expenses	27,027	5.4%	28,441	6.8%
Collection agency commissions	9,605	1.9%	12,824	3.1%
Depreciation and amortization	11,829	2.4%	11,512	2.8%
Total operating expenses	234,668	47.0%	248,523	59.6%
Income from operations	265,014	53.0%	168,314	40.4%
Other expense
Interest expense	(34,633)	(6.9)%	(46,526)	(11.2)%
Other income (expense)	392	0.1%	(55)	0.0%
Total other expense	(34,241)	(6.8)%	(46,581)	(11.2)%
Income before income taxes	230,773	46.2%	121,733	29.2%
Provision for income taxes	(55,024)	(11.0)%	(26,968)	(6.5)%
Net income	175,749	35.2%	94,765	22.7%
Net income attributable to noncontrolling interest	—	—%	(135)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$175,749	35.2%	$94,630	22.6%
Comparison of Results of Operations
Revenues
Our revenues primarily include debt purchasing revenue, which is revenue recognized from engaging in debt purchasing and recovery activities. We apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in our consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase.
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$295,121	$324,254	$(29,133)	(9.0)%
ZBA revenue	8,984	13,764	(4,780)	(34.7)%
Revenue from receivable portfolios	304,105	338,018	(33,913)	(10.0)%

Recoveries above forecast	46,352	91,401	(45,049)	(49.3)%
Changes in expected future recoveries	120,871	(46,864)	167,735	357.9%
Changes in recoveries	167,223	44,537	122,686	275.5%
Debt purchasing revenue	471,328	382,555	88,773	23.2%

Servicing revenue	26,146	32,516	(6,370)	(19.6)%
Other revenues	2,208	1,766	442	25.0%
Total revenues	$499,682	$416,837	$82,845	19.9%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 2.8% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The decreases in revenue recognized from portfolio basis during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 were primarily due to a lower portfolio basis (i.e., a lower investment in receivable balance) driven by a lower volume of purchases and negative changes in expected future recoveries in recent quarters.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period. Collections during the three months ended March 31, 2022 significantly outperformed the projected cash flows. We believe the collection over-performance was a result of changes in consumer behavior and our liquidation improvement initiatives.
When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2022, management considered historical and current collection performance, and believes that for certain static pools sustained collections over-performance resulted in increased total expected recoveries. As a result, we have updated our forecast, resulting in a net increase of total estimated remaining collections which in turn, when discounted to present value, resulted in a positive change in expected future period recoveries of approximately $120.9 million during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recorded approximately $46.9 million in negative change in expected future period recoveries.
The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2022			As of March 31, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$8,971	$8,971	$—	$—	—%
2011	5,327	3,901	1,535	1,628	88.6%
2012	5,407	3,812	2,121	3,574	42.0%
2013	12,639	12,072	518	9,902	40.5%
2014	7,064	4,508	1,077	21,441	6.7%
2015	7,347	4,180	(2,322)	31,052	3.9%
2016	15,549	7,987	2,898	61,928	4.1%
2017	26,169	14,503	9,174	89,641	5.5%
2018	44,029	19,070	33,676	178,972	3.9%
2019	76,960	33,420	62,112	319,745	3.8%
2020	91,638	38,893	61,930	369,878	3.7%
2021	65,474	44,241	(929)	358,537	3.9%
2022	4,038	3,682	2,534	96,431	3.6%
Subtotal	370,612	199,240	174,324	1,542,729	4.4%
Europe:
ZBA	13	13	—	—	—%
2013	19,465	16,971	(1,938)	167,707	3.2%
2014	18,277	13,861	(1,267)	147,268	3.0%
2015	11,770	8,567	(1,350)	113,730	2.4%
2016(1)	10,800	8,561	(1,473)	100,499	2.8%
2017	17,214	11,379	(2,332)	193,534	1.9%
2018	17,478	11,289	(1,308)	232,240	1.6%
2019	18,580	10,721	590	185,357	1.8%
2020	13,224	7,882	2,600	112,863	2.3%
2021	18,057	13,195	(1,353)	228,117	1.9%
2022	2,968	2,426	730	73,854	1.9%
Subtotal	147,846	104,865	(7,101)	1,555,169	2.2%
Other geographies:(2)
All vintages	956	—	—	39,488	—%
Subtotal	956	—	—	39,488	—%
Total	$519,414	$304,105	$167,223	$3,137,386	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended March 31, 2021			As of March 31, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,501	$12,501	$—	$—	—%
2011	6,187	4,673	1,484	1,712	88.6%
2012	6,306	5,011	993	3,735	42.0%
2013	13,600	12,974	1,351	10,460	40.5%
2014	9,475	6,671	(726)	30,417	6.7%
2015	12,994	6,038	2,617	48,589	3.9%
2016	26,378	11,181	7,020	89,806	4.0%
2017	43,518	21,140	9,601	125,608	5.3%
2018	68,358	29,587	10,694	238,022	3.8%
2019	114,690	51,761	9,482	415,502	3.8%
2020	113,142	54,252	21,108	457,785	3.7%
2021	8,424	3,829	4,061	91,748	4.3%
Subtotal	435,573	219,618	67,685	1,513,384	4.4%
Europe:
ZBA	34	34	—	—	—%
2013	24,748	22,383	(13,588)	216,432	3.2%
2014	22,477	17,590	(7,411)	185,531	3.1%
2015	14,996	10,891	(5,407)	143,115	2.4%
2016(1)	13,996	10,679	(939)	125,215	2.8%
2017	23,146	14,584	(2,160)	249,313	1.8%
2018	21,712	14,296	(3,007)	294,406	1.6%
2019	23,979	13,443	1,438	234,835	1.8%
2020	15,121	8,703	5,801	124,989	2.3%
2021	2,392	2,013	864	76,456	1.9%
Subtotal	162,601	114,616	(24,409)	1,650,292	2.2%
Other geographies(1), (2):
All vintages	8,287	3,784	1,261	62,002	7.9%
Subtotal	8,287	3,784	1,261	62,002	7.9%
Total	$606,461	$338,018	$44,537	$3,225,678	3.4%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three months ended March 31, 2022 decreased as compared to servicing revenues during the three months ended March 31, 2021. The decrease was primarily attributable to reduced service demand from BPO clients and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
Other revenues increased during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by the increased sale of real estate assets, the increase was partially offset by the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and Euro.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$96,956	$96,456	$500	0.5%
Cost of legal collections	55,717	67,142	(11,425)	(17.0)%
General and administrative expenses	33,534	32,148	1,386	4.3%
Other operating expenses	27,027	28,441	(1,414)	(5.0)%
Collection agency commissions	9,605	12,824	(3,219)	(25.1)%
Depreciation and amortization	11,829	11,512	317	2.8%
Total operating expenses	$234,668	$248,523	$(13,855)	(5.6)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by approximately 2.8% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased slightly during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to the increase of stock-based compensation expense attributable to increased stock price in recent periods. The increase was partially offset by the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Court costs	$30,836	$41,682	$(10,846)	(26.0)%
Legal collection fees	24,881	25,460	(579)	(2.3)%
Total cost of legal collections	$55,717	$67,142	$(11,425)	(17.0)%
Cost of legal collections decreased driven by decreased legal channel collections as compared to the same period in the prior year. The decrease was a result of decreased court costs due to fewer placements in the legal collection channel in the three months ended March 31, 2022.
General and Administrative Expenses
The increase in general and administrative expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to increased general and administrative expense associated with our return to the office initiatives. The increase was partially offset by the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.

Other Operating Expenses
Other operating expenses decreased during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to reduced expenditures for temporary services and direct collection expenses and the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts.
Depreciation and Amortization
The increase in depreciation and amortization expense during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily related to the increase in computer software equipment offset by the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Interest Expense
The following tables summarize our interest expense (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Stated interest on debt obligations	$30,437	$41,776	$(11,339)	(27.1)%
Amortization of debt issuance costs	3,851	4,397	(546)	(12.4)%
Amortization of debt discount	345	353	(8)	(2.3)%
Total interest expense	$34,633	$46,526	$(11,893)	(25.6)%
The decrease in interest expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following reasons:
•Lower average debt balances;
•Decreased interest rates as a result of various refinancing transactions in recent periods;
•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound and Euro.
Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $0.4 million and other expense was $0.1 million during the three months ended March 31, 2022 and 2021, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Provision for income taxes	$55,024	$26,968
Effective tax rate	23.8%	22.2%
For the three months ended March 31, 2022 and March 31, 2021, the difference between our effective tax rate and the federal statutory rate was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.

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

	Three Months Ended March 31,
	2022	2021
GAAP net income, as reported	$175,749	$94,765
Adjustments:
Interest expense	34,633	46,526
Interest income	(437)	(474)
Provision for income taxes	55,024	26,968
Depreciation and amortization	11,829	11,512
Stock-based compensation expense	3,921	3,405
Acquisition, integration and restructuring related expenses(1)	679	—
Adjusted EBITDA	$281,398	$182,702
Collections applied to principal balance(2)	$53,567	$229,510
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended March 31,
	2022	2021
Collections applied to investment in receivable portfolios, net	$215,309	$268,443
Less: Changes in recoveries	(167,223)	(44,537)
REO proceeds applied to basis	5,481	5,604
Collections applied to principal balance	$53,567	$229,510

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

Cumulative Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our receivable purchases, related gross collections, and cumulative collections money multiples (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2022
		<2013	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total(2)	CCMM(3)
United States:
<2013	$2,692,553	$4,931,172	$904,731	$650,989	$470,442	$320,000	$229,963	$170,377	$136,627	$104,898	$92,172	$19,685	$8,031,056	3.0
2013	551,865	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	59,859	12,659	1,605,672	2.9
2014	517,650	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	7,064	1,064,072	2.1
2015	499,059	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	7,347	848,072	1.7
2016	553,138	—	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	15,549	1,007,597	1.8
2017	528,009	—	—	—	—	—	111,902	315,853	255,048	193,328	144,243	26,169	1,046,543	2.0
2018	630,293	—	—	—	—	—	—	175,042	351,696	308,302	228,919	44,029	1,107,988	1.8
2019	676,470	—	—	—	—	—	—	—	174,693	416,315	400,250	76,960	1,068,218	1.6
2020	538,824	—	—	—	—	—	—	—	—	213,450	430,514	91,638	735,602	1.4
2021	406,033	—	—	—	—	—	—	—	—	—	120,354	65,474	185,828	0.5
2022	94,251	—	—	—	—	—	—	—	—	—	—	4,038	4,038	—
Subtotal	7,688,145	4,931,172	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	370,612	16,704,686	2.2
Europe:
2013	619,079	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	19,465	1,360,764	2.2
2014	623,129	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	18,277	1,049,218	1.7
2015	419,941	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	11,778	581,975	1.4
2016	258,218	—	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	10,805	401,964	1.6
2017	461,571	—	—	—	—	—	68,111	152,926	118,794	87,549	86,107	17,214	530,701	1.1
2018	433,302	—	—	—	—	—	—	49,383	118,266	78,846	80,629	17,478	344,602	0.8
2019	273,354	—	—	—	—	—	—	—	44,118	80,502	88,448	18,580	231,648	0.8
2020	116,899	—	—	—	—	—	—	—	—	22,721	59,803	13,224	95,748	0.8
2021	255,788	—	—	—	—	—	—	—	—	—	43,082	18,057	61,139	0.2
2022	75,196	—	—	—	—	—	—	—	—	—	—	2,968	2,968	—
Subtotal	3,536,477	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	147,846	4,660,727	1.3
Other geographies(4):
All vintages	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	956	539,904	1.6
Subtotal	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	956	539,904	1.6
Total	$11,564,905	$4,931,172	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$519,414	$21,905,317	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2022, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through March 31, 2022 refers to cumulative collections as a multiple of purchase price.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections from purchased receivables (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
United States:
<2012	$2,143,750	$6,725,007	$123,509	$6,848,516	3.2
2012	548,803	1,306,049	51,630	1,357,679	2.5
2013(3)	551,865	1,605,672	147,585	1,753,257	3.2
2014(3)	517,650	1,064,072	69,436	1,133,508	2.2
2015	499,059	848,072	69,660	917,732	1.8
2016	553,138	1,007,597	141,922	1,149,519	2.1
2017	528,009	1,046,543	244,975	1,291,518	2.4
2018	630,293	1,107,988	378,888	1,486,876	2.4
2019	676,470	1,068,218	684,890	1,753,108	2.6
2020	538,824	735,602	764,395	1,499,997	2.8
2021	406,033	185,828	806,212	992,040	2.4
2022	94,251	4,038	212,656	216,694	2.3
Subtotal	7,688,145	16,704,686	3,695,758	20,400,444	2.7
Europe:
2013(3)	619,079	1,360,764	654,201	2,014,965	3.3
2014(3)	623,129	1,049,218	498,160	1,547,378	2.5
2015(3)	419,941	581,975	317,684	899,659	2.1
2016	258,218	401,964	261,850	663,814	2.6
2017	461,571	530,701	427,751	958,452	2.1
2018	433,302	344,602	480,764	825,366	1.9
2019	273,354	231,648	396,755	628,403	2.3
2020	116,899	95,748	257,338	353,086	3.0
2021	255,788	61,139	498,383	559,522	2.2
2022	75,196	2,968	165,134	168,102	2.2
Subtotal	3,536,477	4,660,727	3,958,020	8,618,747	2.4
Other geographies(4):
All vintages	340,283	539,904	59,058	598,962	1.8
Subtotal	340,283	539,904	59,058	598,962	1.8
Total	$11,564,905	$21,905,317	$7,712,836	$29,618,153	2.6
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2022, excluding collections on behalf of others.
(3)Includes portfolios acquired in connection with certain business combinations.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections from purchased receivable portfolios and estimated future cash flows from real estate-owned assets (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2022(3)	2023	2024	2025	2026	2027	2028	2029	2030	>2030	Total(2)
United States:
<2012	$31,723	$30,671	$21,215	$14,551	$9,940	$6,712	$4,378	$2,593	$1,350	$376	$123,509
2012	12,826	12,114	8,420	5,896	4,129	2,892	2,026	1,420	996	911	51,630
2013(4)	35,087	33,671	23,852	16,910	11,989	8,501	6,028	4,275	3,031	4,241	147,585
2014(4)	16,638	16,238	11,060	7,777	5,486	3,871	2,733	1,930	1,364	2,339	69,436
2015	17,719	16,566	11,061	7,420	5,136	3,618	2,553	1,805	1,279	2,503	69,660
2016	36,329	34,343	22,687	15,188	10,198	7,064	4,960	3,498	2,472	5,183	141,922
2017	63,375	57,200	38,205	26,120	18,269	12,619	8,866	6,253	4,422	9,646	244,975
2018	104,964	96,621	61,103	40,074	26,403	17,345	11,151	7,470	4,912	8,845	378,888
2019	179,250	168,884	113,726	74,974	49,813	33,293	22,158	14,578	9,842	18,372	684,890
2020	208,631	190,306	125,886	83,418	54,035	35,432	23,337	15,309	9,957	18,084	764,395
2021	182,155	222,681	132,106	84,128	57,792	39,111	27,257	19,251	13,677	28,054	806,212
2022	43,110	56,315	39,591	23,528	15,599	10,872	7,292	5,133	3,636	7,580	212,656
Subtotal	931,807	935,610	608,912	399,984	268,789	181,330	122,739	83,515	56,938	106,134	3,695,758
Europe:
2013(4)	58,236	71,942	65,964	60,047	54,824	49,551	44,756	40,977	36,995	170,909	654,201
2014(4)	49,982	59,866	54,007	48,242	42,222	36,860	33,013	29,447	26,756	117,765	498,160
2015(4)	33,144	40,219	34,821	30,733	27,937	23,633	20,949	18,459	16,583	71,206	317,684
2016	35,097	40,302	33,216	28,792	24,116	19,437	16,060	13,364	11,347	40,119	261,850
2017	53,157	62,020	51,838	43,549	37,006	31,913	26,774	23,008	19,778	78,708	427,751
2018	51,868	65,511	58,328	49,847	43,528	36,971	31,843	27,218	23,011	92,639	480,764
2019	51,534	59,249	50,739	42,567	35,352	28,405	23,681	20,100	17,089	68,039	396,755
2020	35,279	41,915	35,077	30,279	25,118	18,300	13,940	11,730	9,120	36,580	257,338
2021	59,446	75,643	63,230	53,244	45,527	38,715	33,290	28,132	22,917	78,239	498,383
2022	16,588	23,117	20,479	17,401	15,288	13,915	12,639	11,199	8,973	25,535	165,134
Subtotal	444,331	539,784	467,699	404,701	350,918	297,700	256,945	223,634	192,569	779,739	3,958,020
Other geographies(5):
All vintages	7,370	9,227	8,218	6,908	4,386	2,505	2,278	2,278	2,278	13,610	59,058
Subtotal	7,370	9,227	8,218	6,908	4,386	2,505	2,278	2,278	2,278	13,610	59,058
Portfolio ERC	1,383,508	1,484,621	1,084,829	811,593	624,093	481,535	381,962	309,427	251,785	899,483	7,712,836
REO ERC(6)	12,019	31,774	27,610	10,590	1,644	1,014	1,753	685	14	1	87,104
Total ERC	$1,395,527	$1,516,395	$1,112,439	$822,183	$625,737	$482,549	$383,715	$310,112	$251,799	$899,484	$7,799,940
________________________
(1)As of March 31, 2022, ERC for Zero Basis Portfolios include approximately $75.1 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $59.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of March 31, 2022, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,473,130	$3,635,692
Europe	2,822,065	3,386,164
Other geographies	41,461	48,294
Portfolio ERC	6,336,656	7,070,150
REO ERC	86,731	87,103
Total ERC	$6,423,387	$7,157,253
(3)Amount for 2022 consists of nine months data from April 1, 2022 to December 31, 2022.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $85.7 million and $1.4 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of March 31, 2022, we had $3.1 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2022(1)	$373,755	$155,173	$7,343	$536,271
2023	406,265	193,119	8,324	607,708
2024	259,442	168,849	6,037	434,328
2025	165,657	146,881	4,941	317,479
2026	109,995	129,444	2,903	242,342
2027	73,255	107,414	1,652	182,321
2028	48,999	92,712	1,504	143,215
2029	33,288	82,210	1,504	117,002
2030	22,861	71,052	1,504	95,417
2031	15,842	65,390	1,504	82,736
2032	11,068	60,915	1,504	73,487
2033	7,982	59,723	768	68,473
2034	5,761	61,821	—	67,582
2035	4,444	66,017	—	70,461
2036	3,248	74,299	—	77,547
2037	867	20,150	—	21,017
Total	$1,542,729	$1,555,169	$39,488	$3,137,386
________________________
(1)Amount for 2022 consists of nine months data from April 1, 2022 to December 31, 2022.

Cash Efficiency Margin
Cash efficiency margin facilitates a comparison of cash receipts to operating expenses and enhances visibility into operating expense management. The following table summarizes our cash efficiency margin calculation for the periods indicated (in thousands, except for percentages):

	Last Twelve Months Ended March 31,
	2022	2021	Change
Collections	$2,220,312	$2,191,030	1.3%
Servicing revenue	$114,408	$118,954	(3.8)%
Cash receipts (A)	$2,334,720	$2,309,984	1.1%
Operating expenses (B)	$967,372	$974,482	(0.7)%
LTM Cash Efficiency Margin (A-B)/A	58.6%	57.8%	+80 bps

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2020	943	$1,703,022	$214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689
Q1 2021	749	1,328,865	170,178
Q2 2021	612	1,151,623	142,728
Q3 2021	767	1,403,794	168,188
Q4 2021	861	1,888,198	183,435
Q1 2022	652	1,176,749	169,505
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net cash provided by operating activities	$54,530	$69,119
Net cash provided by investing activities	37,090	95,267
Net cash used in financing activities	(118,016)	(160,110)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $54.5 million and $69.1 million during the three months ended March 31, 2022 and 2021, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the investment in receivable portfolios.
Net cash provided by investing activities was $37.1 million and $95.3 million during the three months ended March 31, 2022 and 2021, respectively. Receivable portfolio purchases, net of put-backs, were $166.3 million and $167.0 million during the three months ended March 31, 2022 and 2021, respectively. Collection proceeds applied to the investment in receivable portfolios, were $215.3 million and $268.4 million during the three months ended March 31, 2022 and 2021, respectively.
Financing Cash Flows
Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes.

Net cash used in financing activities was $118.0 million and $160.1 million during the three months ended March 31, 2022 and 2021, respectively. Borrowings under our credit facilities were $328.3 million and $273.3 million during the three months ended March 31, 2022 and 2021, respectively. Repayments of amounts outstanding under our credit facilities were $180.6 million and $235.4 million during the three months ended March 31, 2022 and 2021, respectively. We paid $221.2 million and $161.0 million to settle our convertible senior notes using cash on hand and drawings under our Global Senior Facility during the three months ended March 31, 2022 and 2021, respectively.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, after taking into account applicable debt covenants, was $559.9 million as of March 31, 2022.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three months ended March 31, 2022, we repurchased 399,522 shares of our common stock for approximately $25.6 million. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of March 31, 2022 consisted of $17.9 million held by U.S.-based entities and $142.3 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $26.2 million as of March 31, 2022.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, timing of cash collections from our consumers, and other risks detailed in our Risk Factors. However, we believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, cash collections from our investment in receivable portfolios, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of March 31, 2022, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Interest Rates. As of March 31, 2022, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4 – Controls and Procedures
Attached as exhibits to this Form 10-Q are the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed no later than December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11: Commitments and Contingencies,” to the consolidated financial statements.

Item 1A – Risk Factors
Except for the updates to the risk factor set forth below, there is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Financial and economic conditions affect the ability of consumers to pay their obligations, which could harm our financial results.
Economic conditions globally and locally directly affect unemployment and credit availability. Adverse conditions, economic changes (including significant inflation), and financial disruptions place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the financially distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and operating results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
During the three months ended March 31, 2022, the Company repurchased 399,522 shares of our common stock for approximately $25.6 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended March 31, 2022, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
January 1, 2022 to January 31, 2022	10,510	$59.90	10,510	$178,176,381
February 1, 2022 to February 28, 2022	30,019	$66.62	30,019	$176,176,443
March 1, 2022 to March 31, 2022	358,993	$64.00	358,993	$153,202,032
Total	399,522	$64.09	399,522	$153,202,032
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
(2)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.2	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1
Amended and Restated Senior Facilities Agreement, dated March 29, 2022, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022)

10.2
Amendment No. 2 to the Fourth Amended and Restated Senior Secured Note Purchase Agreement, dated March 30, 2022, by and among Encore Capital Group, Inc. and the noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: May 4, 2022