Form 10-Q
period 2022-06-30
ENCORE CAPITAL GROUP INC
filed 2022-08-03
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2022
Common Stock, $0.01 par value	23,880,577 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$154,295	$189,645
Investment in receivable portfolios, net	3,035,123	3,065,553
Property and equipment, net	109,591	119,857
Other assets	336,265	335,275
Goodwill	824,210	897,795
Total assets	$4,459,484	$4,608,125
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$201,168	$229,586
Borrowings	2,793,009	2,997,331
Other liabilities	233,707	195,947
Total liabilities	3,227,884	3,422,864
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,989 and 24,541 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	240	245
Additional paid-in capital	—	—
Accumulated earnings	1,349,937	1,238,564
Accumulated other comprehensive loss	(118,577)	(53,548)
Total stockholders’ equity	1,231,600	1,185,261
Total liabilities and stockholders’ equity	$4,459,484	$4,608,125
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

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,130	$1,927
Investment in receivable portfolios, net	452,013	498,507
Other assets	3,545	3,452
Liabilities
Accounts payable and accrued liabilities	159	105
Borrowings	426,108	473,443
Other liabilities	17	10
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Revenue from receivable portfolios	$306,282	$328,150	$610,387	$666,168
Changes in recoveries	25,150	66,178	192,373	110,715
Total debt purchasing revenue	331,432	394,328	802,760	776,883
Servicing revenue	23,788	32,064	49,934	64,580
Other revenues	1,697	1,343	3,905	3,109
Total revenues	356,917	427,735	856,599	844,572
Operating expenses
Salaries and employee benefits	98,880	97,774	195,836	194,230
Cost of legal collections	55,148	66,900	110,865	134,042
General and administrative expenses	34,967	34,823	68,501	66,971
Other operating expenses	27,405	28,228	54,432	56,669
Collection agency commissions	9,923	13,677	19,528	26,501
Depreciation and amortization	11,646	12,046	23,475	23,558
Total operating expenses	237,969	253,448	472,637	501,971
Income from operations	118,948	174,287	383,962	342,601
Other expense
Interest expense	(37,054)	(44,159)	(71,687)	(90,685)
Loss on extinguishment of debt	—	(9,300)	—	(9,300)
Other income	1,795	566	2,187	511
Total other expense	(35,259)	(52,893)	(69,500)	(99,474)
Income before income taxes	83,689	121,394	314,462	243,127
Provision for income taxes	(23,250)	(24,607)	(78,274)	(51,575)
Net income	60,439	96,787	236,188	191,552
Net income attributable to noncontrolling interest	—	(284)	—	(419)
Net income attributable to Encore Capital Group, Inc. stockholders	$60,439	$96,503	$236,188	$191,133

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$2.48	$3.12	$9.63	$6.13
Diluted	$2.29	$3.07	$8.77	$6.04

Weighted average shares outstanding:
Basic	24,359	30,909	24,539	31,187
Diluted	26,411	31,415	26,945	31,622
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$60,439	$96,787	$236,188	$191,552
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments:
Unrealized gain on derivative instruments	6,847	2,055	22,439	3,816
Income tax effect	(1,711)	(502)	(5,409)	(880)
Unrealized gain on derivative instruments, net of tax	5,136	1,553	17,030	2,936
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(59,805)	3,947	(82,059)	6,837
Other comprehensive (loss) income, net of tax:	(54,669)	5,500	(65,029)	9,773
Comprehensive income	5,770	102,287	171,159	201,325
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	—	(284)	—	(419)
Unrealized loss on foreign currency translation	—	1	—	—
Comprehensive income attributable to noncontrolling interest:	—	(283)	—	(419)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$5,770	$102,004	$171,159	$200,906
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of March 31, 2022	24,361	$244	$—	$1,310,039	$(63,908)	$—	$1,246,375
Net income	—	—	—	60,439	—	—	60,439
Other comprehensive loss, net of tax	—	—	—	—	(54,669)	—	(54,669)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	52	1	272	—	—	—	273
Repurchase of common stock	(424)	(5)	(4,597)	(20,541)	—	—	(25,143)
Stock-based compensation	—	—	5,119	—	—	—	5,119
Other	—	—	(794)	—	—	—	(794)
Balance as of June 30, 2022	23,989	$240	$—	$1,349,937	$(118,577)	$—	$1,231,600

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of March 31, 2021	31,010	$310	$167,655	$1,172,756	$(64,541)	$2,604	$1,278,784
Net income	—	—	—	96,503	—	284	96,787
Other comprehensive income (loss), net of tax	—	—	—	—	5,501	(1)	5,500
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	8	—	215	—	—	—	215
Repurchase of common stock	(605)	(6)	(27,025)	—	—	—	(27,031)
Stock-based compensation	—	—	5,651	—	—	—	5,651
Balance as of June 30, 2021	30,413	$304	$143,827	$1,269,259	$(59,040)	$—	$1,354,350

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$—	$1,185,261
Net income	—	—	—	236,188	—	—	236,188
Other comprehensive loss, net of tax	—	—	—	—	(65,029)	—	(65,029)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	272	4	(3,649)	(7,434)	—	—	(11,079)
Repurchase of common stock	(824)	(9)	(4,597)	(46,229)	—	—	(50,835)
Stock-based compensation	—	—	9,040	—	—	—	9,040
Settlement of convertible senior notes	—	—	—	(71,152)	—	—	(71,152)
Other	—	—	(794)	—	—	—	(794)
Balance as of June 30, 2022	23,989	$240	$—	$1,349,937	$(118,577)	$—	$1,231,600

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	191,133	—	419	191,552
Other comprehensive income, net of tax	—	—	—	—	9,773	—	9,773
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	191	2	(5,218)	—	—	—	(5,216)
Repurchase of common stock	(1,123)	(11)	(47,410)	—	—	—	(47,421)
Stock-based compensation	—	—	9,056	—	—	—	9,056
Balance as of June 30, 2021	30,413	$304	$143,827	$1,269,259	$(59,040)	$—	$1,354,350

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$236,188	$191,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,475	23,558
Loss on extinguishment of debt	—	9,300
Other non-cash interest expense, net	8,149	9,403
Stock-based compensation expense	9,040	9,056
Deferred income taxes	3,699	(5,097)
Changes in recoveries	(192,373)	(110,715)
Other, net	9,267	12,006
Changes in operating assets and liabilities
Other assets	39,037	60,880
Accounts payable, accrued liabilities and other liabilities	(37,952)	(50,978)
Net cash provided by operating activities	98,530	148,965
Investing activities:
Purchases of receivable portfolios, net of put-backs	(337,932)	(306,549)
Collections applied to investment in receivable portfolios	406,738	552,720
Purchases of asset held for sale	(35,178)	(3,639)
Purchases of property and equipment	(11,937)	(10,351)
Other, net	13,416	8,516
Net cash provided by investing activities	35,107	240,697
Financing activities:
Proceeds from credit facilities	446,853	358,063
Repayment of credit facilities	(298,743)	(511,200)
Proceeds from senior secured notes	—	353,747
Repayment of senior secured notes	(19,540)	(339,585)
Repayment of convertible senior notes	(221,153)	(161,000)
Repurchase of common stock	(50,835)	(47,421)
Other, net	(12,182)	(22,251)
Net cash used in financing activities	(155,600)	(369,647)
Net (decrease) increase in cash and cash equivalents	(21,963)	20,015
Effect of exchange rate changes on cash and cash equivalents	(13,387)	(10,683)
Cash and cash equivalents, beginning of period	189,645	189,184
Cash and cash equivalents, end of period	$154,295	$198,516

Supplemental disclosure of cash information:
Cash paid for interest	$64,366	$69,152
Cash paid for taxes, net of refunds	44,671	24,273

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

Recently Adopted Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2022, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s consolidated financial statements.
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
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company continues to repurchase its common stock under this program. During the three and six months ended June 30, 2022, the Company repurchased 424,091 and 823,613 shares of its common stock for approximately $25.1 million and $50.7 million, respectively. During the three and six months ended June 30, 2021, the Company repurchased 604,995 and 1,122,855 shares of its common stock for approximately $27.0 million and $47.4 million, respectively. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Encore Capital Group, Inc. stockholders	$60,439	$96,503	$236,188	$191,133

Total weighted-average basic shares outstanding	24,359	30,909	24,539	31,187
Dilutive effect of stock-based awards	256	307	398	335
Dilutive effect of convertible and exchangeable senior notes	1,796	199	2,008	100
Total weighted-average dilutive shares outstanding	26,411	31,415	26,945	31,622

Basic earnings per share	$2.48	$3.12	$9.63	$6.13
Diluted earnings per share	$2.29	$3.07	$8.77	$6.04
There were no anti-dilutive employee stock options outstanding during the three and six months ended June 30, 2022. Anti-dilutive employee stock options outstanding were zero and approximately 7,000 during the three and six months ended June 30, 2021, respectively.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$18,658	$—	$18,658
Liabilities
Cross-currency swap agreements	—	(42,018)	—	(42,018)
Contingent consideration	—	—	(2,568)	(2,568)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$3,541	$—	$3,541
Liabilities
Cross-currency swap agreements	—	(16,902)	—	(16,902)
Contingent consideration	—	—	(5,218)	(5,218)
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
Contingent Consideration:
The following table provides a roll-forward of the fair value of contingent consideration for the six months ended June 30, 2022 and year ended December 31, 2021 (in thousands):

Amount
Balance as of December 31, 2020	$2,957
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,913
Change in fair value of contingent consideration	(388)
Payment of contingent consideration	(180)
Effect of foreign currency translation	(84)
Balance as of December 31, 2021	5,218
Change in fair value of contingent consideration	794
Payment of contingent consideration	(2,813)
Effect of foreign currency translation	(631)
Balance as of June 30, 2022	$2,568
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $69.0 million and $44.6 million as of June 30, 2022 and December 31, 2021, respectively.

Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,035,123	$3,339,365	$3,065,553	$3,416,926
Financial Liabilities
Convertible senior notes due March 2022(1)	—	—	150,000	195,009
Exchangeable senior notes due September 2023	172,500	239,049	172,500	257,782
Convertible senior notes due October 2025	100,000	152,268	100,000	165,887
Senior secured notes(2)	1,465,192	1,354,150	1,606,327	1,652,246
Encore private placement notes	87,930	84,389	107,470	108,652
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$18,658	Other assets	$3,541
Cross-currency swap agreements	Other liabilities	(42,018)	Other liabilities	(16,902)
Derivatives Designated as Hedging Instruments
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company historically designated its interest rate swap instruments as cash flow hedges. As of June 30, 2022, there were no interest rate swap agreements.
The Company also uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. As of June 30, 2022, the Company held two interest rate cap contracts with a notional amount of approximately $845.3 million. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $419.2 million based on an exchange rate of $1.00 to €0.95, the exchange rate as of June 30, 2022) and matures in June 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2021 Cap”) has a notional amount of £350.0 million (approximately $426.1 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of June 30, 2022) and matures in September 2024. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2021 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $4.0 million of net derivative gain from OCI into earnings relating to interest rate caps within the next 12 months.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as cash flow hedges. As of June 30, 2022, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $366.8 million based on an exchange rate of $1.00 to €0.95, the exchange rate as of June 30, 2022). The Company expects to reclassify approximately $6.3 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.

The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021		2022	2021
Interest rate swap agreements	$—	$(37)	Interest expense	$—	$(2,268)
Interest rate cap contracts	6,587	(127)	Interest expense	(183)	(109)
Cross-currency swap agreements	(22,435)	3,506	Interest expense	(2,136)	(865)
Cross-currency swap agreements			Other (expense) income	(20,376)	4,529

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Interest rate swap agreements	$—	$(48)	Interest expense	$—	$(4,539)
Interest rate cap contracts	16,350	68	Interest expense	(353)	(216)
Cross-currency swap agreements	(28,839)	(14,823)	Interest expense	(3,723)	(2,275)
Cross-currency swap agreements			Other expense	(30,852)	(11,589)
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
The Company measures expected future recoveries based on historical experience, current conditions, and reasonable and supportable forecasts. Both internal and external factors may have an impact on expected future recoveries. Internal factors include operational performance, such as capacity and the productivity of our collection staff. External factors include new laws or regulations, new interpretations of existing laws or regulations, and macroeconomic conditions.
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$3,137,386	$3,225,678	$3,065,553	$3,291,918
Purchases of receivable portfolios (1)	173,007	142,728	342,512	312,906
Collections applied to investment in receivable portfolios, net (2)	(191,429)	(284,277)	(406,738)	(552,720)
Changes in recoveries (3)	25,150	66,178	192,373	110,715
Put-backs and Recalls	(1,373)	(3,204)	(4,580)	(6,357)
Disposals and transfers to assets held for sale	(1,856)	(2,647)	(3,832)	(4,312)
Foreign currency adjustments	(105,762)	9,545	(150,165)	1,851
Balance, end of period	$3,035,123	$3,154,001	$3,035,123	$3,154,001
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Purchase price	$173,007	$142,728	$342,512	$312,906
Allowance for credit losses	768,932	350,537	1,119,118	725,112
Amortized cost	941,939	493,265	1,461,630	1,038,018
Noncredit discount	907,249	658,358	1,564,307	1,442,470
Face value	1,849,188	1,151,623	3,025,937	2,480,488
Write-off of amortized cost	(941,939)	(493,265)	(1,461,630)	(1,038,018)
Write-off of noncredit discount	(907,249)	(658,358)	(1,564,307)	(1,442,470)
Negative allowance	173,007	142,728	342,512	312,906
Negative allowance for expected recoveries - current period purchases	$173,007	$142,728	$342,512	$312,906
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash Collections	$497,711	$612,427	$1,017,125	$1,218,888
Less - amounts classified to revenue from receivable portfolios	(306,282)	(328,150)	(610,387)	(666,168)
Collections applied to investment in receivable portfolios, net	$191,429	$284,277	$406,738	$552,720
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recoveries above forecast	$9,935	$109,396	$56,287	$200,797
Changes in expected future recoveries	15,215	(43,218)	136,086	(90,082)
Changes in recoveries	$25,150	$66,178	$192,373	$110,715
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and six months ended June 30, 2022 outperformed the projected cash flows by approximately $9.9 million and $56.3 million, respectively. The Company believes the collection over-performance was a result of its sustained improvements in portfolio collections driven by change in consumer behavior and the Company’s liquidation improvement initiatives.
When reassessing the forecasts of expected lifetime recoveries during the three months ended June 30, 2022, management considered historical and current collection performance, and believes that for certain static pools sustained collections over-performance resulted in increased total expected recoveries. As a result, the Company has updated its forecast, resulting in a net increase of total estimated remaining collections which in turn, when discounted to present value, resulted in a positive change in expected future period recoveries of approximately $15.2 million and $136.1 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recorded approximately $43.2 million and $90.1 million, respectively, in negative change in expected future period recoveries.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$78,402	$68,812
Real estate owned	68,960	44,640
Deferred tax assets	46,362	51,451
Identifiable intangible assets, net	29,374	36,320
Prepaid expenses	25,104	26,943
Derivative instruments	18,658	3,541
Service fee receivables	16,212	22,610
Income tax deposits	—	19,315
Other	53,193	61,643
Total	$336,265	$335,275

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2022. The components of the Company’s consolidated borrowings were as follows (in thousands):

	June 30, 2022	December 31, 2021
Global senior secured revolving credit facility	$546,612	$406,635
Encore private placement notes	87,930	107,470
Senior secured notes	1,471,371	1,613,739
Convertible notes and exchangeable notes	272,500	422,500
Cabot securitisation senior facility	426,108	473,443
Other	29,992	24,889
Finance lease liabilities	8,800	7,005
	2,843,313	3,055,681
Less: debt discount and issuance costs, net of amortization	(50,304)	(58,350)
Total	$2,793,009	$2,997,331
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On March 29, 2022, the Company amended and restated the Global Senior Facility to, among other things (1) upsize the facility by $90.0 million to $1.14 billion, (2) extend the termination date of the facility from September 2025 to September 2026, and (3) transition from LIBOR to Term SOFR for U.S. dollar borrowings. As of June 30, 2022, the Global Senior Facility provided for a total committed facility of $1.14 billion that matures in September 2026 and includes the following key provisions:
•Interest at Term SOFR (or EURIBOR for any loan drawn in Euro or a rate based on SONIA for any loan drawn in British Pound), with a Term SOFR (or EURIBOR or SONIA) floor of 0.00%, plus a margin of 2.50%, plus in the case of Term SOFR borrowings, a credit adjustment spread of 0.10%;
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
As of June 30, 2022, the outstanding borrowings under the Global Senior Facility were $546.6 million. The weighted average interest rate of the Global Senior Facility was 3.32% and 3.25% for the three months ended June 30, 2022 and 2021, respectively. The weighted average interest rate of the Global Senior Facility was 3.08% and 3.25% for the six months ended June 30, 2022 and 2021, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $575.5 million as of June 30, 2022.

Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of June 30, 2022, $87.9 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	June 30, 2022	December 31, 2021	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$366,824	$397,928	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	365,235	405,808	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	304,363	338,174	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	434,949	471,829	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,471,371	$1,613,739
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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	June 30, 2022	December 31, 2021	Maturity Date	Interest Payment Dates	Interest Rate
2022 Convertible Notes	$—	$150,000	Mar 15, 2022	Mar 15, Sep 15	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
	$272,500	$422,500
On March 15, 2022, the Company’s $150.0 million 2022 Convertible Notes matured. The 2022 Convertible Notes had a conversion price of $45.33. In September 2021, in accordance with the indenture for the 2022 Convertible Notes, the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2022 Convertible Notes. In March 2022, the Company settled the conversion of the 2022 Convertible Notes entirely in cash for $221.2 million, of which $71.2 million (the excess above the principal amount) represents the conversion spread and was recognized in the Company’s stockholder’s equity. No gain or loss was recognized as a result of the conversion of the 2022 Convertible Notes in the Company’s consolidated statements of income during the three months ended March 31, 2022.
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
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company may enter into hedge programs that increase the effective conversion or exchange price for the Convertible Notes and the Exchangeable Notes. As of June 30, 2022, the Company had one hedge program that increases the effective exchange price for the 2023 Exchangeable Notes. The hedge instrument has been determined to be indexed to the Company’s own stock and meets the criteria for equity classification. The Company recorded the cost of the hedge instrument as a reduction in additional paid-in capital, and does not recognize subsequent changes in fair value of this financial instrument in its consolidated financial statement. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
Pursuant to the indentures for the Company’s Convertible Notes and Exchangeable Notes, the conversion and exchange rates were adjusted upon the completion of the Company’s tender offer effective in December 2021. Certain key terms related to the convertible and exchangeable features as of June 30, 2022 are listed below ($ in thousands, except conversion or exchange price):

	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$44.62	$40.00
Closing stock price at date of issuance	$36.45	$32.00
Closing stock price date	Jul 20, 2018	Sep 4, 2019
Initial conversion or exchange rate (shares per $1,000 principal amount)	22.4090	25.0000
Adjusted conversion or exchange rate (shares per $1,000 principal amount)	22.5264	25.1310
Adjusted conversion or exchange price	$44.39	$39.79
Adjusted effective conversion or exchange price(1)	$62.13	$39.79
Excess of if-converted value compared to principal(2)	$51,983	$45,182
Conversion or exchange date(3)	Mar 1, 2023	Jul 1, 2025
_______________________
(1)As discussed above, the Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes to $62.13.
(2)Represents the premium the Company would have to pay assuming the Convertible Notes and Exchangeable Notes were converted or exchanged on June 30, 2022 using a hypothetical conversion price based on the closing stock price on June 30, 2022. The premium of the 2023 Exchangeable Notes would have been reduced to zero with the existing hedge program.
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
Interest expense related to the Convertible Notes and Exchangeable Notes was $2.8 million and $4.0 million during the three months ended June 30, 2022 and 2021, respectively. Interest expense related to the Convertible Notes and Exchangeable Notes was $6.5 million and $8.9 million during the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $426.1 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of June 30, 2022). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £364.1 million (approximately $443.2 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of June 30, 2022) as of June 30, 2022. The weighted average interest rate was

3.95% and 3.11% for the three months ended June 30, 2022 and 2021, respectively. The weighted average interest rate was 3.70% and 3.11% for the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended June 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$12,410	$(76,318)	$(63,908)
Other comprehensive loss before reclassification	(15,848)	(59,805)	(75,653)
Reclassification	22,695	—	22,695
Tax effect	(1,711)	—	(1,711)
Balance at end of period	$17,546	$(136,123)	$(118,577)

	Three Months Ended June 30, 2021
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(8,771)	$(55,770)	$(64,541)
Other comprehensive income before reclassification	3,342	3,948	7,290
Reclassification	(1,287)	—	(1,287)
Tax effect	(502)	—	(502)
Balance at end of period	$(7,218)	$(51,822)	$(59,040)

	Six Months Ended June 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$516	$(54,064)	$(53,548)
Other comprehensive loss before reclassification	(12,489)	(82,059)	(94,548)
Reclassification	34,928	—	34,928
Tax effect	(5,409)	—	(5,409)
Balance at end of period	$17,546	$(136,123)	$(118,577)

	Six Months Ended June 30, 2021
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(10,154)	$(58,659)	$(68,813)
Other comprehensive loss before reclassification	(14,803)	6,837	(7,966)
Reclassification	18,619	—	18,619
Tax effect	(880)	—	(880)
Balance at end of period	$(7,218)	$(51,822)	$(59,040)
Note 10: Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 27.8% and 24.9%, respectively. For the three and six months ended June 30, 2021, the Company’s effective tax rate was 20.3% and 21.2%, respectively. For the three and six months ended June 30, 2022, the difference between the Company’s effective tax rate and the federal statutory rate was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions. For the three months ended June 30, 2021, the difference between the Company’s effective tax rate and the federal statutory rate was primarily due to a tax benefit recognized on the U.K. tax rate adjustment which passed legislation in Q2 2021, and is effective from April 2023.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2022 and 2021, was immaterial.
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
As of June 30, 2022, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2022, the Company has no material reserves for legal matters.
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
As of June 30, 2022, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $488.1 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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
The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues:
United States	$241,344	$288,491	$614,918	$576,278
Europe
United Kingdom	86,150	97,630	176,371	181,032
Other European countries(1)	29,321	37,361	65,132	77,861
Total Europe	115,471	134,991	241,503	258,893

Other geographies(1)	102	4,253	178	9,401
Total	$356,917	$427,735	$856,599	$844,572
________________________
(1)None of these countries comprise greater than 10% of the Company's consolidated revenues.

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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and six months ended June 30, 2022 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$876,541	$912,170	$897,795	$906,962
Effect of foreign currency translation	(52,331)	2,897	(73,585)	8,105
Balance, end of period	$824,210	$915,067	$824,210	$915,067
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$60,536	$(31,564)	$28,972	$66,969	$(31,154)	$35,815
Developed technologies	2,349	(2,349)	—	2,549	(2,530)	19
Trade name and other	1,528	(1,126)	402	1,597	(1,111)	486
Total intangible assets	$64,413	$(35,039)	$29,374	$71,115	$(34,795)	$36,320

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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. We believe that pricing plateaued in the second quarter. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive future supply increases. Lending has now surpassed pre-pandemic levels in the U.S. and we have started to see an increase in portfolio supply.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and cost of capital. We believe this favors larger participants, like MCM, because the larger market participants are better able to adapt to these pressures and commit to larger forward flow agreements.
Cabot (Europe)
The U.K. market for charged-off portfolios prior to the COVID-19 pandemic generally provided a relatively consistent pipeline of opportunities, despite a historically low level of charge-off rates, as creditors have embedded debt sales as an integral part of their business models and consumer indebtedness has continued to grow since the financial crisis. An increasing amount of volume is sold in multi-year forward flow arrangements.
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
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MCM (United States)	$116,223	$89,539	$210,532	$181,891
Cabot (Europe)	56,784	53,189	131,980	131,015
Total purchases of receivable portfolios	$173,007	$142,728	$342,512	$312,906
During the three months ended June 30, 2022, we invested $173.0 million to acquire receivable portfolios, with face values aggregating $1.8 billion, for an average purchase price of 9.4% of face value. The amount invested in receivable portfolios increased $30.3 million, or 21.2%, compared with the $142.7 million invested during the three months ended June 30, 2021, to acquire receivable portfolios with face values aggregating $1.2 billion, for an average purchase price of 12.4% of face value.
During the six months ended June 30, 2022, we invested $342.5 million to acquire receivable portfolios, with face values aggregating $3.0 billion, for an average purchase price of 11.3% of face value. The amount invested in receivable portfolios increased $29.6 million, or 9.5%, compared with the $312.9 million invested during the six months ended June 30, 2021, to acquire receivable portfolios with face values aggregating $2.5 billion, for an average purchase price of 12.6% of face value.
In the United States, portfolio purchases increased during the three and six months ended June 30, 2022 as compared to the corresponding period in the prior year. The majority of our deployments in the U.S. came from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. are still lower than pre-pandemic levels as a result of a decrease in supply, which we believe is temporary.
In Europe, portfolio purchases increased slightly during the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year. Portfolio purchases in Europe remain below pre-pandemic average levels. In the UK, bank delinquencies remain at relatively low levels, and the level of outstanding unsecured consumer borrowings, while increasing, is still below pre-pandemic levels. The reported portfolio purchases during the three and six months ended June 30, 2022 were subject to the unfavorable impact from foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
During the three months ended June 30, 2022 and 2021, we invested $22.9 million and $1.2 million in REO assets, respectively. During the six months ended June 30, 2022 and 2021, we invested $35.2 million and $3.6 million in REO assets, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MCM (United States):
Call center and digital collections	$199,595	$259,580	$415,219	$527,564
Legal collections	155,338	175,415	309,838	339,747
Collection agencies	307	2,455	795	5,712
Subtotal	355,240	437,450	725,852	873,023
Cabot (Europe):
Call center and digital collections	50,064	85,130	104,517	155,681
Legal collections	51,259	43,717	103,772	92,782
Collection agencies	40,503	39,507	81,383	82,492
Subtotal	141,826	168,354	289,672	330,955
Other geographies:	645	6,623	1,601	14,910
Total collections from purchased receivables	$497,711	$612,427	$1,017,125	$1,218,888
Gross collections from purchased receivables decreased by $114.7 million, or 18.7%, to $497.7 million during the three months ended June 30, 2022, from $612.4 million during the three months ended June 30, 2021. Gross collections from purchased receivables decreased by $201.8 million, or 16.6%, to $1,017.1 million during the six months ended June 30, 2022, from $1,218.9 million during the six months ended June 30, 2021.
The decreases in collections from purchased receivables in the United States during the three and six months ended June 30, 2022 as compared to the corresponding periods in the prior year, were primarily a result of an unusually high level of collections in the year ago period resulting from changes in consumer behavior during the COVID-19 pandemic. The decreases were also a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The changes in consumer behavior that resulted from the impacts of the COVID-19 pandemic, while more prevalent a year ago, continued through the quarter. Even though we believe the pandemic-related drivers of this changed behavior are waning, in the second quarter we continued to see over-performance compared to our collections expectations.
The decreases in collections from purchased receivables in Europe during the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year, were primarily due to lower purchasing volumes in recent periods due to the COVID-19 pandemic and the unfavorable impact from foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2022		2021
Revenues
Revenue from receivable portfolios	$306,282	85.8%	$328,150	76.7%
Changes in recoveries	25,150	7.1%	66,178	15.5%
Total debt purchasing revenue	331,432	92.9%	394,328	92.2%
Servicing revenue	23,788	6.6%	32,064	7.5%
Other revenues	1,697	0.5%	1,343	0.3%
Total revenues	356,917	100.0%	427,735	100.0%
Operating expenses
Salaries and employee benefits	98,880	27.7%	97,774	23.0%
Cost of legal collections	55,148	15.4%	66,900	15.6%
General and administrative expenses	34,967	9.8%	34,823	8.1%
Other operating expenses	27,405	7.7%	28,228	6.6%
Collection agency commissions	9,923	2.8%	13,677	3.2%
Depreciation and amortization	11,646	3.3%	12,046	2.8%
Total operating expenses	237,969	66.7%	253,448	59.3%
Income from operations	118,948	33.3%	174,287	40.7%
Other expense
Interest expense	(37,054)	(10.4)%	(44,159)	(10.3)%
Loss on extinguishment of debt	—	—%	(9,300)	(2.2)%
Other income	1,795	0.5%	566	0.1%
Total other expense	(35,259)	(9.9)%	(52,893)	(12.4)%
Income before income taxes	83,689	23.4%	121,394	28.3%
Provision for income taxes	(23,250)	(6.5)%	(24,607)	(5.8)%
Net income	60,439	16.9%	96,787	22.5%
Net income attributable to noncontrolling interest	—	—%	(284)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$60,439	16.9%	$96,503	22.4%

	Six Months Ended June 30,
	2022		2021
Revenues
Revenue from receivable portfolios	$610,387	71.2%	$666,168	78.9%
Changes in recoveries	192,373	22.5%	110,715	13.1%
Total debt purchasing revenue	802,760	93.7%	776,883	92.0%
Servicing revenue	49,934	5.8%	64,580	7.6%
Other revenues	3,905	0.5%	3,109	0.4%
Total revenues	856,599	100.0%	844,572	100.0%
Operating expenses
Salaries and employee benefits	195,836	22.9%	194,230	23.0%
Cost of legal collections	110,865	12.9%	134,042	15.9%
General and administrative expenses	68,501	8.0%	66,971	7.9%
Other operating expenses	54,432	6.4%	56,669	6.7%
Collection agency commissions	19,528	2.3%	26,501	3.1%
Depreciation and amortization	23,475	2.7%	23,558	2.8%
Total operating expenses	472,637	55.2%	501,971	59.4%
Income from operations	383,962	44.8%	342,601	40.6%
Other expense
Interest expense	(71,687)	(8.4)%	(90,685)	(10.7)%
Loss on extinguishment of debt	—	—%	(9,300)	(1.1)%
Other income	2,187	0.3%	511	0.1%
Total other expense	(69,500)	(8.1)%	(99,474)	(11.7)%
Income before income taxes	314,462	36.7%	243,127	28.9%
Provision for income taxes	(78,274)	(9.1)%	(51,575)	(6.1)%
Net income	236,188	27.6%	191,552	22.8%
Net income attributable to noncontrolling interest	—	—%	(419)	0.0%
Net income attributable to Encore Capital Group, Inc. stockholders	$236,188	27.6%	$191,133	22.8%
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$297,552	$315,417	$(17,865)	(5.7)%
ZBA revenue	8,730	12,733	(4,003)	(31.4)%
Revenue from receivable portfolios	306,282	328,150	(21,868)	(6.7)%

Recoveries above forecast	9,935	109,396	(99,461)	(90.9)%
Changes in expected future recoveries	15,215	(43,218)	58,433	135.2%
Changes in recoveries	25,150	66,178	(41,028)	(62.0)%
Debt purchasing revenue	331,432	394,328	(62,896)	(16.0)%

Servicing revenue	23,788	32,064	(8,276)	(25.8)%
Other revenues	1,697	1,343	354	26.4%
Total revenues	$356,917	$427,735	$(70,818)	(16.6)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$592,673	$639,671	$(46,998)	(7.3)%
ZBA revenue	17,714	26,497	(8,783)	(33.1)%
Revenue from receivable portfolios	610,387	666,168	(55,781)	(8.4)%

Recoveries above forecast	56,287	200,797	(144,510)	(72.0)%
Changes in expected future recoveries	136,086	(90,082)	226,168	251.1%
Changes in recoveries	192,373	110,715	81,658	73.8%
Debt purchasing revenue	802,760	776,883	25,877	3.3%

Servicing revenue	49,934	64,580	(14,646)	(22.7)%
Other revenues	3,905	3,109	796	25.6%
Total revenues	$856,599	$844,572	$12,027	1.4%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 11.2% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by 7.0% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
The decreases in revenue recognized from portfolio basis during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were primarily due to a lower portfolio basis (i.e., a lower investment in receivable balance) driven by a lower volume of purchases.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period. Collections during the three and six months ended June 30, 2022 outperformed the projected cash flows. We believe the collection over-performance was a result of changes in consumer behavior and our liquidation improvement initiatives.
When reassessing the forecasts of expected lifetime recoveries during the three months ended June 30, 2022, management considered historical and current collection performance, and believes that for certain static pools sustained collections over-performance resulted in increased total expected recoveries. As a result, we have updated our forecast, resulting in a net increase of total estimated remaining collections which in turn, when discounted to present value, resulted in a positive change in expected future period recoveries of approximately $15.2 million and $136.1 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, we recorded approximately $43.2 million and $90.1 million, respectively, in negative change in expected future period recoveries.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2022			As of June 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$8,725	$8,725	$—	$—	—%
2011	5,253	4,242	1,073	1,689	88.6%
2012	5,524	4,349	1,325	3,723	42.0%
2013	11,826	11,763	(538)	9,301	40.5%
2014	6,533	4,195	1,190	20,293	6.7%
2015	6,623	3,539	23	27,988	3.9%
2016	13,839	7,427	(251)	55,248	4.1%
2017	22,833	14,174	(2,001)	78,831	5.5%
2018	39,621	20,076	2,972	161,982	3.9%
2019	69,058	35,307	9,621	295,288	3.8%
2020	84,006	39,583	17,256	342,524	3.7%
2021	64,415	41,294	1,689	336,472	3.9%
2022	16,984	13,481	829	209,403	3.2%
Subtotal	355,240	208,155	33,188	1,542,742	4.3%
Europe:
ZBA	6	5	—	—	—%
2013	18,214	15,405	(1,003)	152,162	3.2%
2014	17,115	12,494	4,619	136,906	3.0%
2015	11,042	7,725	996	103,525	2.4%
2016(1)	10,794	7,747	1,171	92,536	2.8%
2017	16,163	10,263	(8,896)	165,639	1.9%
2018	15,989	10,299	(4,059)	207,404	1.6%
2019	16,078	9,687	3,103	169,486	1.9%
2020	11,754	7,233	2,765	103,419	2.3%
2021	16,841	12,099	(7,580)	201,957	1.9%
2022	7,830	5,170	846	122,773	1.8%
Subtotal	141,826	98,127	(8,038)	1,455,807	2.2%
Other geographies:(2)
All vintages	645	—	—	36,574	—%
Subtotal	645	—	—	36,574	—%
Total	$497,711	$306,282	$25,150	$3,035,123	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended June 30, 2021			As of June 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$11,670	$11,670	$—	$—	—%
2011	6,130	4,439	1,715	1,698	88.6%
2012	6,748	4,548	2,014	3,541	42.0%
2013	16,434	12,436	3,541	10,001	40.5%
2014	9,429	5,914	297	27,185	6.7%
2015	11,922	5,526	96	42,194	3.9%
2016	24,562	10,334	2,876	78,397	4.0%
2017	40,467	19,085	5,042	109,141	5.3%
2018	61,404	26,308	7,600	210,444	3.8%
2019	107,628	45,634	10,530	363,949	3.8%
2020	114,819	49,858	39,148	431,771	3.7%
2021	26,237	15,111	4,385	174,213	4.2%
Subtotal	437,450	210,863	77,244	1,452,534	4.4%
Europe:
ZBA	26	26	—	—	—%
2013	24,544	21,158	(12,233)	201,746	3.2%
2014	22,211	16,786	(9,639)	171,426	3.0%
2015	15,826	10,347	(932)	137,364	2.4%
2016(1)	13,410	10,315	3,136	125,813	2.9%
2017	22,165	14,072	(877)	241,816	1.9%
2018	21,314	13,906	(4,105)	284,162	1.6%
2019	23,400	13,017	2,929	228,306	1.8%
2020	16,258	8,718	6,582	124,618	2.3%
2021	9,200	5,825	2,993	127,953	1.9%
Subtotal	168,354	114,170	(12,146)	1,643,204	2.2%
Other geographies:(1), (2)
All vintages	6,623	3,117	1,080	58,263	8.2%
Subtotal	6,623	3,117	1,080	58,263	8.2%
Total	$612,427	$328,150	$66,178	$3,154,001	3.3%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2022			As of June 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$17,696	$17,696	$—	$—	—%
2011	10,580	8,143	2,608	1,689	88.6%
2012	10,931	8,161	3,446	3,723	42.0%
2013	24,465	23,835	(20)	9,301	40.5%
2014	13,597	8,703	2,267	20,293	6.7%
2015	13,970	7,719	(2,299)	27,988	3.9%
2016	29,388	15,414	2,647	55,248	4.1%
2017	49,002	28,677	7,173	78,831	5.5%
2018	83,650	39,146	36,648	161,982	3.9%
2019	146,018	68,727	71,733	295,288	3.8%
2020	175,644	78,476	79,186	342,524	3.7%
2021	129,889	85,535	760	336,472	3.9%
2022	21,022	17,163	3,363	209,403	3.2%
Subtotal	725,852	407,395	207,512	1,542,742	4.3%
Europe:
ZBA	19	18	—	—	—%
2013	37,679	32,376	(2,941)	152,162	3.2%
2014	35,392	26,355	3,352	136,906	3.0%
2015	22,812	16,292	(354)	103,525	2.4%
2016(1)	21,594	16,308	(302)	92,536	2.8%
2017	33,377	21,642	(11,228)	165,639	1.9%
2018	33,467	21,588	(5,367)	207,404	1.6%
2019	34,658	20,408	3,693	169,486	1.9%
2020	24,978	15,115	5,365	103,419	2.3%
2021	34,898	25,294	(8,933)	201,957	1.9%
2022	10,798	7,596	1,576	122,773	1.8%
Subtotal	289,672	202,992	(15,139)	1,455,807	2.2%
Other geographies:(2)
All vintages	1,601	—	—	36,574	—%
Subtotal	1,601	—	—	36,574	—%
Total	$1,017,125	$610,387	$192,373	$3,035,123	3.3%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2021			As of June 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$24,171	$24,171	$—	$—	—%
2011	12,317	9,112	3,199	1,698	88.6%
2012	13,054	9,559	3,007	3,541	42.0%
2013	30,034	25,410	4,892	10,001	40.5%
2014	18,904	12,585	(429)	27,185	6.7%
2015	24,916	11,564	2,713	42,194	3.9%
2016	50,940	21,515	9,896	78,397	4.0%
2017	83,985	40,225	14,643	109,141	5.3%
2018	129,762	55,895	18,294	210,444	3.8%
2019	222,318	97,395	20,012	363,949	3.8%
2020	227,961	104,110	60,256	431,771	3.7%
2021	34,661	18,940	8,446	174,213	4.2%
Subtotal	873,023	430,481	144,929	1,452,534	4.4%
Europe:
ZBA	60	60	—	—	—%
2013	49,292	43,541	(25,821)	201,746	3.2%
2014	44,688	34,376	(17,050)	171,426	3.0%
2015	30,822	21,238	(6,339)	137,364	2.4%
2016(1)	27,406	20,994	2,197	125,813	2.9%
2017	45,311	28,656	(3,037)	241,816	1.9%
2018	43,026	28,202	(7,112)	284,162	1.6%
2019	47,379	26,460	4,367	228,306	1.8%
2020	31,379	17,421	12,383	124,618	2.3%
2021	11,592	7,838	3,857	127,953	1.9%
Subtotal	330,955	228,786	(36,555)	1,643,204	2.2%
Other geographies:(1), (2)
All vintages	14,910	6,901	2,341	58,263	8.2%
Subtotal	14,910	6,901	2,341	58,263	8.2%
Total	$1,218,888	$666,168	$110,715	$3,154,001	3.3%
_____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three and six months ended June 30, 2022 decreased as compared to servicing revenues during the three and six months ended June 30, 2021. The decreases were primarily attributable to reduced service demand from BPO clients and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
Other revenues increased during the three and six months ended June 30, 2022 as compared to the corresponding periods in the prior year, primarily driven by the increased sale of real estate assets, the increases were partially offset by the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and Euro.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$98,880	$97,774	$1,106	1.1%
Cost of legal collections	55,148	66,900	(11,752)	(17.6)%
General and administrative expenses	34,967	34,823	144	0.4%
Other operating expenses	27,405	28,228	(823)	(2.9)%
Collection agency commissions	9,923	13,677	(3,754)	(27.4)%
Depreciation and amortization	11,646	12,046	(400)	(3.3)%
Total operating expenses	$237,969	$253,448	$(15,479)	(6.1)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$195,836	$194,230	$1,606	0.8%
Cost of legal collections	110,865	134,042	(23,177)	(17.3)%
General and administrative expenses	68,501	66,971	1,530	2.3%
Other operating expenses	54,432	56,669	(2,237)	(3.9)%
Collection agency commissions	19,528	26,501	(6,973)	(26.3)%
Depreciation and amortization	23,475	23,558	(83)	(0.4)%
Total operating expenses	$472,637	$501,971	$(29,334)	(5.8)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by approximately 11.2% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and by approximately 7.0% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increases in salaries and employee benefits during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were primarily due to the following reasons:
•Increased salaries due to market adjustments;
•The increases were partially offset by decrease of headcount in our international locations and the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.

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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Court costs	$30,742	$39,736	$(8,994)	(22.6)%
Legal collection fees	24,406	27,164	(2,758)	(10.2)%
Total cost of legal collections	$55,148	$66,900	$(11,752)	(17.6)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Court costs	$61,578	$81,396	$(19,818)	(24.3)%
Legal collection fees	49,287	52,646	(3,359)	(6.4)%
Total cost of legal collections	$110,865	$134,042	$(23,177)	(17.3)%
The decreases of cost of legal collections during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, were primarily due to the following reasons:
•Decreased legal collection fees driven by decreased legal channel collections;
•Decreased court costs due to fewer placements in the legal collection channel;
•Favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
General and Administrative Expenses
The increases in general and administrative expense during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily due to the following reasons:
•Increased general and administrative expense associated with our return to the office initiatives.
•The increase was partially offset by the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Other Operating Expenses
Other operating expenses decreased during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, primarily due to reduced expenditures for postage and printing and the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
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

Depreciation and Amortization
The decreases in depreciation and amortization expense during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were primarily related to the favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound.
Interest Expense
The following tables summarize our interest expense (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Stated interest on debt obligations	$33,102	$39,505	$(6,403)	(16.2)%
Amortization of debt issuance costs	3,618	4,155	(537)	(12.9)%
Amortization of debt discount	334	499	(165)	(33.1)%
Total interest expense	$37,054	$44,159	$(7,105)	(16.1)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Stated interest on debt obligations	$63,539	$81,281	$(17,742)	(21.8)%
Amortization of debt issuance costs	7,469	8,552	(1,083)	(12.7)%
Amortization of debt discount	679	852	(173)	(20.3)%
Total interest expense	$71,687	$90,685	$(18,998)	(20.9)%
The decreases in interest expense during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily due to the following reasons:
•Lower average debt balances;
•Decreased interest rates as a result of various refinancing transactions in recent periods;
•The favorable impact of foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound and Euro.
Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $1.8 million and $0.6 million during the three months ended June 30, 2022 and 2021, respectively. Other income was 2.2 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for income taxes	$23,250	$24,607	$78,274	$51,575
Effective tax rate	27.8%	20.3%	24.9%	21.2%
For the three and six months ended June 30, 2022, the difference between our effective tax rate and the federal statutory rate was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions. For the three months ended June 30, 2021, the difference between our effective tax rate and the federal statutory rate was primarily due to a tax benefit recognized on the U.K. tax rate adjustment which passed legislation in Q2 2021, and is effective from April 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income, as reported	$60,439	$96,787	$236,188	$191,552
Adjustments:
Interest expense	37,054	44,159	71,687	90,685
Interest income	(588)	(426)	(1,025)	(900)
Provision for income taxes	23,250	24,607	78,274	51,575
Depreciation and amortization	11,646	12,046	23,475	23,558
Stock-based compensation expense	5,119	5,651	9,040	9,056
Acquisition, integration and restructuring related expenses(1)	487	—	1,166	—
Loss on extinguishment of debt	—	9,300	—	9,300
Adjusted EBITDA	$137,407	$192,124	$418,805	$374,826
Collections applied to principal balance(2)	$170,112	$224,074	$223,679	$453,584
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collections applied to investment in receivable portfolios, net	$191,429	$284,277	$406,738	$552,720
Less: Changes in recoveries	(25,150)	(66,178)	(192,373)	(110,715)
REO proceeds applied to basis	3,833	5,975	9,314	11,579
Collections applied to principal balance	$170,112	$224,074	$223,679	$453,584

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

Cumulative Collections Money Multiple - Cumulative Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our receivable purchases, related gross collections, and cumulative collections money multiples (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2022
		<2013	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total(2)	CCMM(3)
United States:
<2013	$2,692,552	$4,931,172	$904,731	$650,989	$470,442	$320,000	$229,963	$170,377	$136,627	$104,898	$92,172	$39,169	$8,050,540	3.0
2013	551,865	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	59,859	24,503	1,617,516	2.9
2014	517,650	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	13,597	1,070,605	2.1
2015	499,056	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	13,970	854,695	1.7
2016	553,121	—	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	29,388	1,021,436	1.8
2017	527,859	—	—	—	—	—	111,902	315,853	255,048	193,328	144,243	49,002	1,069,376	2.0
2018	629,877	—	—	—	—	—	—	175,042	351,696	308,302	228,919	83,650	1,147,609	1.8
2019	676,144	—	—	—	—	—	—	—	174,693	416,315	400,250	146,018	1,137,276	1.7
2020	538,637	—	—	—	—	—	—	—	—	213,450	430,514	175,644	819,608	1.5
2021	405,316	—	—	—	—	—	—	—	—	—	120,354	129,889	250,243	0.6
2022	209,897	—	—	—	—	—	—	—	—	—	—	21,022	21,022	0.1
Subtotal	7,801,974	4,931,172	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	725,852	17,059,926	2.2
Europe:
2013	619,079	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	37,679	1,378,978	2.2
2014	623,129	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	35,392	1,066,333	1.7
2015	419,941	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	22,824	593,021	1.4
2016	258,218	—	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	21,602	412,761	1.6
2017	461,571	—	—	—	—	—	68,111	152,926	118,794	87,549	86,107	33,377	546,864	1.2
2018	433,302	—	—	—	—	—	—	49,383	118,266	78,846	80,629	33,467	360,591	0.8
2019	273,354	—	—	—	—	—	—	—	44,118	80,502	88,448	34,658	247,726	0.9
2020	116,899	—	—	—	—	—	—	—	—	22,721	59,803	24,978	107,502	0.9
2021	255,788	—	—	—	—	—	—	—	—	—	43,082	34,898	77,980	0.3
2022	131,980	—	—	—	—	—	—	—	—	—	—	10,797	10,797	0.1
Subtotal	3,593,261	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	289,672	4,802,553	1.3
Other geographies(4):
All vintages	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	1,601	540,549	1.6
Subtotal	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	1,601	540,549	1.6
Total	$11,735,518	$4,931,172	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,017,125	$22,403,028	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2022, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through June 30, 2022 refers to cumulative collections as a multiple of purchase price.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

Purchase Price Multiple - Total Estimated Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, estimated remaining gross collections from purchased receivables, and purchase price multiple (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2012	$2,143,750	$6,738,956	$126,930	$6,865,886	3.2
2012	548,802	1,311,584	55,156	1,366,740	2.5
2013(4)	551,865	1,617,516	136,267	1,753,783	3.2
2014(4)	517,650	1,070,605	65,738	1,136,343	2.2
2015	499,056	854,695	62,541	917,236	1.8
2016	553,121	1,021,436	127,747	1,149,183	2.1
2017	527,859	1,069,376	217,470	1,286,846	2.4
2018	629,877	1,147,609	345,503	1,493,112	2.4
2019	676,144	1,137,276	630,224	1,767,500	2.6
2020	538,637	819,608	708,945	1,528,553	2.8
2021	405,316	250,243	742,769	993,012	2.4
2022	209,897	21,022	435,104	456,126	2.2
Subtotal	7,801,974	17,059,926	3,654,394	20,714,320	2.7
Europe:
2013(4)	619,079	1,378,978	589,918	1,968,896	3.2
2014(4)	623,129	1,066,333	467,607	1,533,940	2.5
2015(4)	419,941	593,021	301,360	894,381	2.1
2016	258,218	412,761	254,623	667,384	2.6
2017	461,571	546,864	372,021	918,885	2.0
2018	433,302	360,591	426,755	787,346	1.8
2019	273,354	247,726	369,766	617,492	2.3
2020	116,899	107,502	232,829	340,331	2.9
2021	255,788	77,980	454,634	532,614	2.1
2022	131,980	10,797	261,568	272,365	2.1
Subtotal	3,593,261	4,802,553	3,731,081	8,533,634	2.4
Other geographies(5):
All vintages	340,283	540,549	56,248	596,797	1.8
Subtotal	340,283	540,549	56,248	596,797	1.8
Total	$11,735,518	$22,403,028	$7,441,723	$29,844,751	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2022, excluding collections on behalf of others.
(3)Purchase Price Multiple represents total estimated gross collections divided by the purchase price.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2022(3)	2023	2024	2025	2026	2027	2028	2029	2030	>2030	Total(2)
United States:
<2012	$22,736	$34,819	$24,132	$16,538	$11,282	$7,597	$4,927	$2,928	$1,529	$442	$126,930
2012	9,335	14,258	9,959	6,973	4,884	3,421	2,397	1,679	1,177	1,073	55,156
2013(4)	22,821	33,965	24,055	17,052	12,089	8,571	6,077	4,309	3,055	4,273	136,267
2014(4)	11,003	16,815	11,475	8,068	5,691	4,015	2,834	2,001	1,414	2,422	65,738
2015	11,151	16,597	11,049	7,317	4,995	3,518	2,483	1,755	1,244	2,432	62,541
2016	22,365	33,909	22,770	15,303	10,225	7,050	4,962	3,500	2,474	5,189	127,747
2017	38,684	56,508	37,891	25,802	17,918	12,309	8,582	6,054	4,283	9,439	217,470
2018	66,480	97,747	61,890	40,812	27,016	17,829	11,504	7,747	5,117	9,361	345,503
2019	115,594	172,985	116,009	76,274	50,520	33,648	22,328	14,637	9,855	18,374	630,224
2020	135,071	196,628	129,631	86,039	55,817	36,591	24,112	15,835	10,291	18,930	708,945
2021	118,712	222,681	132,106	84,128	57,792	39,111	27,257	19,251	13,677	28,054	742,769
2022	55,214	118,852	92,059	54,106	35,650	24,989	16,763	11,751	8,322	17,398	435,104
Subtotal	629,166	1,015,764	673,026	438,412	293,879	198,649	134,226	91,447	62,438	117,387	3,654,394
Europe:
2013(4)	35,998	66,784	61,222	55,367	50,313	45,626	41,493	37,594	34,106	161,415	589,918
2014(4)	31,484	57,804	51,676	46,026	40,925	36,196	32,391	28,851	25,889	116,365	467,607
2015(4)	20,509	38,114	33,231	29,597	27,131	23,383	20,934	18,590	16,543	73,328	301,360
2016	21,449	38,288	31,849	27,471	23,479	19,264	16,576	13,962	12,130	50,155	254,623
2017	30,927	54,957	45,709	38,749	33,357	29,019	24,271	21,146	18,125	75,761	372,021
2018	31,083	60,960	54,089	45,834	39,863	33,845	29,093	24,677	20,845	86,466	426,755
2019	31,981	56,635	48,600	41,172	34,284	27,738	22,987	19,887	16,824	69,658	369,766
2020	22,604	39,672	33,555	28,836	24,041	17,713	12,844	10,913	8,395	34,256	232,829
2021	34,151	64,881	57,599	50,304	44,291	37,886	32,510	27,301	22,310	83,401	454,634
2022	17,201	38,808	35,532	30,445	25,789	22,170	19,408	16,957	13,798	41,460	261,568
Subtotal	277,387	516,903	453,062	393,801	343,473	292,840	252,507	219,878	188,965	792,265	3,731,081
Other geographies(5):
All vintages	4,816	9,114	8,116	6,822	4,332	2,475	2,249	2,249	2,249	13,826	56,248
Subtotal	4,816	9,114	8,116	6,822	4,332	2,475	2,249	2,249	2,249	13,826	56,248
Portfolio ERC	911,369	1,541,781	1,134,204	839,035	641,684	493,964	388,982	313,574	253,652	923,478	7,441,723
REO ERC(6)	8,633	37,520	44,431	20,375	3,352	1,007	1,616	980	183	—	118,097
Total ERC	$920,002	$1,579,301	$1,178,635	$859,410	$645,036	$494,971	$390,598	$314,554	$253,835	$923,478	$7,559,820
________________________
(1)As of June 30, 2022, ERC for Zero Basis Portfolios include approximately $75.7 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $56.2 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of June 30, 2022, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,433,083	$3,595,015
Europe	2,644,881	3,180,086
Other geographies	39,049	45,798
Portfolio ERC	6,117,013	6,820,899
REO ERC	117,566	118,097
Total ERC	$6,234,579	$6,938,996
(3)Amount for 2022 consists of six months data from July 1, 2022 to December 31, 2022.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $116.6 million and $1.5 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of June 30, 2022, we had $3.0 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2022(1)	$250,198	$95,256	$4,792	$350,246
2023	440,411	180,479	8,182	629,072
2024	292,803	161,864	5,962	460,629
2025	184,279	141,591	4,880	330,750
2026	121,777	125,776	2,867	250,420
2027	81,487	105,367	1,632	188,486
2028	54,298	90,396	1,485	146,179
2029	36,966	79,945	1,485	118,396
2030	25,457	68,519	1,485	95,461
2031	17,684	62,474	1,485	81,643
2032	12,323	58,224	1,485	72,032
2033	8,869	57,420	834	67,123
2034	6,389	58,378	—	64,767
2035	4,891	61,798	—	66,689
2036	3,447	69,533	—	72,980
2037	1,463	38,787	—	40,250
Total	$1,542,742	$1,455,807	$36,574	$3,035,123
________________________
(1)Amount for 2022 consists of six months data from July 1, 2022 to December 31, 2022.

Cash Efficiency Margin
Cash efficiency margin facilitates a comparison of cash receipts to operating expenses and enhances visibility into operating expense management. The following table summarizes our cash efficiency margin calculation for the periods indicated (in thousands, except for percentages):

	Last Twelve Months Ended June 30,
	2022	2021	Change
Collections	$2,105,596	$2,295,242	(8.3)%
Servicing revenue	$106,132	$127,068	(16.5)%
Cash receipts (A)	$2,211,728	$2,422,310	(8.7)%
Operating expenses (B)	$951,893	$1,021,589	(6.8)%
LTM Cash Efficiency Margin (A-B)/A	57.0%	57.8%	-80 bps

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2020	943	$1,703,022	$214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689
Q1 2021	749	1,328,865	170,178
Q2 2021	612	1,151,623	142,728
Q3 2021	767	1,403,794	168,188
Q4 2021	861	1,888,198	183,435
Q1 2022	652	1,176,749	169,505
Q2 2022	768	1,849,188	173,007
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Net cash provided by operating activities	$98,530	$148,965
Net cash provided by investing activities	35,107	240,697
Net cash used in financing activities	(155,600)	(369,647)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $98.5 million and $149.0 million during the six months ended June 30, 2022 and 2021, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the investment in receivable portfolios.
Net cash provided by investing activities was $35.1 million and $240.7 million during the six months ended June 30, 2022 and 2021, respectively. Receivable portfolio purchases, net of put-backs, were $337.9 million and $306.5 million during the six months ended June 30, 2022 and 2021, respectively. Collection proceeds applied to the investment in receivable portfolios, were $406.7 million and $552.7 million during the six months ended June 30, 2022 and 2021, respectively.
Financing Cash Flows
Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes.

Net cash used in financing activities was $155.6 million and $369.6 million during the six months ended June 30, 2022 and 2021, respectively. Borrowings under our credit facilities were $446.9 million and $358.1 million during the six months ended June 30, 2022 and 2021, respectively. Repayments of amounts outstanding under our credit facilities were $298.7 million and $511.2 million during the six months ended June 30, 2022 and 2021, respectively. We paid $221.2 million and $161.0 million to settle our convertible senior notes using cash on hand and drawings under our Global Senior Facility during the six months ended June 30, 2022 and 2021, respectively.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, after taking into account applicable debt covenants, was $575.5 million as of June 30, 2022.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and six months ended June 30, 2022, we repurchased 424,091 and 823,613 shares of our common stock for approximately $25.1 million and $50.7 million, respectively. During the three and six months ended June 30, 2021, the Company repurchased 604,995 and 1,122,855 shares of its common stock for approximately $27.0 million and $47.4 million, respectively. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of June 30, 2022 consisted of $18.4 million held by U.S.-based entities and $135.9 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $19.2 million as of June 30, 2022.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of June 30, 2022, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Interest Rates. As of June 30, 2022, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4 – Controls and Procedures
Attached as exhibits to this Form 10-Q are the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11: Commitments and Contingencies,” to the consolidated financial statements.

Item 1A – Risk Factors
Except for the additional risk factor set forth below, there is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and “Part II-Item 1A-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
We may not be able to recruit and retain key employees and workers in a competitive labor market.
If we cannot successfully recruit and retain key employees and workers or if we experience the unexpected loss of those employees, our operations may be negatively affected. In addition, cost inflation may require us to enhance our compensation in order to compete effectively in the hiring and retention of employees.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
During the three months ended June 30, 2022, the Company repurchased 424,091 shares of our common stock for approximately $25.1 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended June 30, 2022, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
April 1, 2022 to April 30, 2022	135,215	$59.90	135,215	$145,102,653
May 1, 2022 to May 31, 2022	143,774	$59.13	143,774	$136,601,297
June 1, 2022 to June 30, 2022	145,102	$58.61	145,102	$128,096,868
Total	424,091	$59.20	424,091	$128,096,868
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
(2)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.2	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1	Non-Employee Director Compensation Program Guidelines, effective June 10, 2022 (filed herewith)

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

Date: August 3, 2022