Form 10-Q
period 2022-09-30
ENCORE CAPITAL GROUP INC
filed 2022-11-02
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2022
Common Stock, $0.01 par value	23,385,748 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$147,035	$189,645
Investment in receivable portfolios, net	2,976,202	3,065,553
Property and equipment, net	104,051	119,857
Other assets	331,029	335,275
Goodwill	769,548	897,795
Total assets	$4,327,865	$4,608,125
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$197,471	$229,586
Borrowings	2,690,220	2,997,331
Other liabilities	247,245	195,947
Total liabilities	3,134,936	3,422,864
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,538 and 24,541 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	235	245
Additional paid-in capital	—	—
Accumulated earnings	1,358,415	1,238,564
Accumulated other comprehensive loss	(165,721)	(53,548)
Total stockholders’ equity	1,192,929	1,185,261
Total liabilities and stockholders’ equity	$4,327,865	$4,608,125
The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”) included in the condensed consolidated statements of financial condition above. Most assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities exclude amounts where creditors or beneficial interest holders have recourse to the general credit of the Company. See “Note 8: Variable Interest Entities” for additional information on the Company’s VIEs.

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,072	$1,927
Investment in receivable portfolios, net	410,630	498,507
Other assets	3,203	3,452
Liabilities
Accounts payable and accrued liabilities	124	105
Borrowings	390,979	473,443
Other liabilities	16	10
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Revenue from receivable portfolios	$297,219	$316,225	$907,606	$982,393
Changes in recoveries	(13,080)	65,913	179,293	176,628
Total debt purchasing revenue	284,139	382,138	1,086,899	1,159,021
Servicing revenue	21,992	29,321	71,926	93,901
Other revenues	1,621	1,165	5,526	4,274
Total revenues	307,752	412,624	1,164,351	1,257,196
Operating expenses
Salaries and employee benefits	89,241	94,662	285,077	288,892
Cost of legal collections	52,891	64,170	163,756	198,212
General and administrative expenses	37,274	35,819	105,775	102,790
Other operating expenses	28,286	25,226	82,718	81,895
Collection agency commissions	7,884	11,964	27,412	38,465
Depreciation and amortization	11,659	14,136	35,134	37,694
Total operating expenses	227,235	245,977	699,872	747,948
Income from operations	80,517	166,647	464,479	509,248
Other expense
Interest expense	(39,308)	(40,874)	(110,995)	(131,559)
Loss on extinguishment of debt	—	—	—	(9,300)
Other income (expense)	1,205	(17,504)	3,392	(16,993)
Total other expense	(38,103)	(58,378)	(107,603)	(157,852)
Income before income taxes	42,414	108,269	356,876	351,396
Provision for income taxes	(10,920)	(24,703)	(89,194)	(76,278)
Net income	31,494	83,566	267,682	275,118
Net income attributable to noncontrolling interest	—	—	—	(419)
Net income attributable to Encore Capital Group, Inc. stockholders	$31,494	$83,566	$267,682	$274,699

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$1.31	$2.76	$11.00	$8.90
Diluted	$1.22	$2.66	$10.06	$8.71

Weighted average shares outstanding:
Basic	23,958	30,225	24,344	30,863
Diluted	25,919	31,362	26,601	31,531
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$31,494	$83,566	$267,682	$275,118
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments:
Unrealized gain on derivative instruments	21,603	3,297	44,042	7,113
Income tax effect	(5,425)	(753)	(10,834)	(1,633)
Unrealized gain on derivative instruments, net of tax	16,178	2,544	33,208	5,480
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(63,322)	(3,131)	(145,381)	3,706
Other comprehensive (loss) income, net of tax:	(47,144)	(587)	(112,173)	9,186
Comprehensive (loss) income	(15,650)	82,979	155,509	284,304
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	—	—	—	(419)
Comprehensive income attributable to noncontrolling interest:	—	—	—	(419)
Comprehensive (loss) income attributable to Encore Capital Group, Inc. stockholders	$(15,650)	$82,979	$155,509	$283,885
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of June 30, 2022	23,989	$240	$—	$1,349,937	$(118,577)	$—	$1,231,600
Net income	—	—	—	31,494	—	—	31,494
Other comprehensive loss, net of tax	—	—	—	—	(47,144)	—	(47,144)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	6	—	(294)	—	—	—	(294)
Repurchase and retirement of common stock	(457)	(5)	(2,897)	(23,016)	—	—	(25,918)
Stock-based compensation	—	—	3,191	—	—	—	3,191
Balance as of September 30, 2022	23,538	$235	$—	$1,358,415	$(165,721)	$—	$1,192,929

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of June 30, 2021	30,413	$304	$143,827	$1,269,259	$(59,040)	$—	$1,354,350
Net income	—	—	—	83,566	—	—	83,566
Other comprehensive loss, net of tax	—	—	—	—	(20,491)	—	(20,491)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	39	—	(1,658)	—	—	—	(1,658)
Repurchase and retirement of common stock	(854)	(8)	(40,690)	—	—	—	(40,698)
Stock-based compensation	—	—	3,847	—	—	—	3,847
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	19,904	—	19,904
Balance as of September 30, 2021	29,598	$296	$105,326	$1,352,825	$(59,627)	$—	$1,398,820

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$—	$1,185,261
Net income	—	—	—	267,682	—	—	267,682
Other comprehensive loss, net of tax	—	—	—	—	(112,173)	—	(112,173)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	278	4	(3,943)	(7,434)	—	—	(11,373)
Repurchase and retirement of common stock	(1,281)	(14)	(7,494)	(69,245)	—	—	(76,753)
Stock-based compensation	—	—	12,231	—	—	—	12,231
Settlement of convertible senior notes	—	—	—	(71,152)	—	—	(71,152)
Other	—	—	(794)	—	—	—	(794)
Balance as of September 30, 2022	23,538	$235	$—	$1,358,415	$(165,721)	$—	$1,192,929

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	274,699	—	419	275,118
Other comprehensive loss, net of tax	—	—	—	—	(10,718)	—	(10,718)
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	230	2	(6,876)	—	—	—	(6,874)
Repurchase and retirement of common stock	(1,977)	(19)	(88,100)	—	—	—	(88,119)
Stock-based compensation	—	—	12,903	—	—	—	12,903
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	19,904	—	19,904
Balance as of September 30, 2021	29,598	$296	$105,326	$1,352,825	$(59,627)	$—	$1,398,820

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$267,682	$275,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,134	37,694
Loss on extinguishment of debt	—	9,300
Other non-cash interest expense, net	11,984	13,677
Stock-based compensation expense	12,231	12,903
Deferred income taxes	2,127	(8,504)
Changes in recoveries	(179,293)	(176,628)
Other, net	14,319	18,003
Changes in operating assets and liabilities
Other assets	36,768	58,772
Accounts payable, accrued liabilities and other liabilities	(46,076)	(28,345)
Net cash provided by operating activities	154,876	211,990
Investing activities:
Purchases of receivable portfolios, net of put-backs	(569,032)	(473,013)
Collections applied to investment in receivable portfolios	567,775	803,185
Purchases of asset held for sale	(38,604)	(11,744)
Purchases of property and equipment	(21,068)	(24,163)
Other, net	20,257	18,543
Net cash (used in) provided by investing activities	(40,672)	312,808
Financing activities:
Proceeds from credit facilities	637,342	418,941
Repayment of credit facilities	(432,424)	(713,958)
Proceeds from senior secured notes	—	353,747
Repayment of senior secured notes	(29,310)	(349,355)
Repayment of convertible senior notes	(221,153)	(161,000)
Repurchase and retirement of common stock	(76,753)	(88,119)
Other, net	(18,394)	(24,929)
Net cash used in financing activities	(140,692)	(564,673)
Net decrease in cash and cash equivalents	(26,488)	(39,875)
Effect of exchange rate changes on cash and cash equivalents	(16,122)	8,934
Cash and cash equivalents, beginning of period	189,645	189,184
Cash and cash equivalents, end of period	$147,035	$158,243

Supplemental disclosure of cash information:
Cash paid for interest	$94,828	$100,335
Cash paid for taxes, net of refunds	63,710	42,815

See accompanying notes

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
Financial Statement Preparation and Presentation
The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed financial statements and the accompanying notes. Actual results could materially differ from those estimates.
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
Translation of Foreign Currencies
The condensed financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Translation gains or losses are the material components of accumulated other comprehensive income or loss and are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.

Recently Adopted Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s condensed consolidated financial statements.
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
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company continues to repurchase its common stock under this program. During the three and nine months ended September 30, 2022, the Company repurchased 457,244 and 1,280,857 shares of its common stock for approximately $25.9 million and $76.6 million, respectively. During the three and nine months ended September 30, 2021, the Company repurchased 854,002 and 1,976,857 shares of its common stock for approximately $40.7 million and $88.1 million, respectively. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Encore Capital Group, Inc. stockholders	$31,494	$83,566	$267,682	$274,699

Total weighted-average basic shares outstanding	23,958	30,225	24,344	30,863
Dilutive effect of stock-based awards	301	404	365	358
Dilutive effect of convertible and exchangeable senior notes	1,660	733	1,892	310
Total weighted-average dilutive shares outstanding	25,919	31,362	26,601	31,531

Basic earnings per share	$1.31	$2.76	$11.00	$8.90
Diluted earnings per share	$1.22	$2.66	$10.06	$8.71
There were no anti-dilutive employee stock options outstanding during the three and nine months ended September 30, 2022. Anti-dilutive employee stock options outstanding were zero and approximately 4,000 during the three and nine months ended September 30, 2021, respectively.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$40,282	$—	$40,282
Liabilities
Cross-currency swap agreements	—	(67,668)	—	(67,668)
Contingent consideration	—	—	(1,103)	(1,103)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$3,541	$—	$3,541
Liabilities
Cross-currency swap agreements	—	(16,902)	—	(16,902)
Contingent consideration	—	—	(5,218)	(5,218)
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
Contingent Consideration:
The following table provides a roll-forward of the fair value of contingent consideration for the nine months ended September 30, 2022 and year ended December 31, 2021 (in thousands):

Amount
Balance as of December 31, 2020	$2,957
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,913
Change in fair value of contingent consideration	(388)
Payment of contingent consideration	(180)
Effect of foreign currency translation	(84)
Balance as of December 31, 2021	5,218
Change in fair value of contingent consideration	794
Payment of contingent consideration	(4,078)
Effect of foreign currency translation	(831)
Balance as of September 30, 2022	$1,103
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $65.3 million and $44.6 million as of September 30, 2022 and December 31, 2021, respectively.

Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$2,976,202	$3,197,117	$3,065,553	$3,416,926
Financial Liabilities
Convertible senior notes due March 2022(1)	—	—	150,000	195,009
Exchangeable senior notes due September 2023	172,500	201,547	172,500	257,782
Convertible senior notes due October 2025	100,000	125,509	100,000	165,887
Senior secured notes(2)	1,358,671	1,202,918	1,606,327	1,652,246
Encore private placement notes	78,160	75,041	107,470	108,652
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$40,282	Other assets	$3,541
Cross-currency swap agreements	Other liabilities	(67,668)	Other liabilities	(16,902)
Derivatives Designated as Hedging Instruments
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The Company historically designated its interest rate swap instruments as cash flow hedges. As of September 30, 2022, there were no interest rate swap agreements.
The Company also uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. As of September 30, 2022, the Company held two interest rate cap contracts with a notional amount of approximately $783.0 million. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $392.0 million based on an exchange rate of $1.00 to €1.02, the exchange rate as of September 30, 2022) and matures in June 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2021 Cap”) has a notional amount of £350.0 million (approximately $391.0 million based on an exchange rate of $1.00 to £0.90, the exchange rate as of September 30, 2022) and matures in September 2024. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2021 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $18.0 million of net derivative gain from OCI into earnings relating to interest rate caps within the next 12 months.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as cash flow hedges. As of September 30, 2022, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $343.0 million based on an exchange rate of $1.00 to €1.02, the exchange rate as of September 30, 2022). The Company expects to reclassify approximately $7.5 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.

The following tables summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
Interest rate swap agreements	$—	$(20)	Interest expense	$—	$(4,203)
Interest rate cap contracts	23,422	72	Interest expense	(201)	(109)
Cross-currency swap agreements	(27,913)	(12,030)	Interest expense	(2,263)	(1,358)
Cross-currency swap agreements			Other expense	(23,630)	(9,605)

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Interest rate swap agreements	$—	$(69)	Interest expense	$—	$(8,742)
Interest rate cap contracts	39,772	140	Interest expense	(554)	(325)
Cross-currency swap agreements	(56,752)	(26,852)	Interest expense	(5,986)	(3,634)
Cross-currency swap agreements			Other expense	(54,482)	(21,193)
Note 5: Investment in Receivable Portfolios, Net
The Company’s purchased portfolios of loans are grossed-up to their face value with an offsetting allowance and noncredit discount allocated to the individual receivables as the unit of account is at the individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company applies its charge-off policy and fully writes-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which ultimately equals the amount paid for a portfolio purchase and presented as “Investment in receivable portfolios, net” in the Company’s condensed consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase.
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
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$3,035,123	$3,154,001	$3,065,553	$3,291,918
Purchases of receivable portfolios (1)	232,652	168,188	575,164	481,094
Collections applied to investment in receivable portfolios, net (2)	(161,037)	(250,465)	(567,775)	(803,185)
Changes in recoveries (3)	(13,080)	65,913	179,293	176,628
Put-backs and Recalls	(1,552)	(1,724)	(6,132)	(8,081)
Deconsolidation of receivable portfolios	—	(7,335)	—	(7,335)
Disposals and transfers to assets held for sale	(3,035)	(1,816)	(6,867)	(6,128)
Foreign currency translation adjustments	(112,869)	(43,491)	(263,034)	(41,640)
Balance, end of period	$2,976,202	$3,083,271	$2,976,202	$3,083,271
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Purchase price	$232,652	$168,188	$575,164	$481,094
Allowance for credit losses	608,708	449,412	1,727,826	1,174,524
Amortized cost	841,360	617,600	2,302,990	1,655,618
Noncredit discount	834,468	786,194	2,398,775	2,228,664
Face value	1,675,828	1,403,794	4,701,765	3,884,282
Write-off of amortized cost	(841,360)	(617,600)	(2,302,990)	(1,655,618)
Write-off of noncredit discount	(834,468)	(786,194)	(2,398,775)	(2,228,664)
Negative allowance	232,652	168,188	575,164	481,094
Negative allowance for expected recoveries - current period purchases	$232,652	$168,188	$575,164	$481,094
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Collections	$458,256	$566,690	$1,475,381	$1,785,578
Less - amounts classified to revenue from receivable portfolios	(297,219)	(316,225)	(907,606)	(982,393)
Collections applied to investment in receivable portfolios, net	$161,037	$250,465	$567,775	$803,185
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recoveries (below) above forecast	$(4,880)	$77,064	$51,407	$277,861
Changes in expected future recoveries	(8,200)	(11,151)	127,886	(101,233)
Changes in recoveries	$(13,080)	$65,913	$179,293	$176,628
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended September 30, 2022, under-performed the projected cash flows by approximately $4.9 million. The Company has experienced an unusually high level of collections resulting from changes in consumer behavior during the COVID-19 pandemic in addition to improvements in collections capabilities, and therefore increased expected future cash flows for certain pool groups in previous periods. The pandemic-related drivers of this changed behavior have normalized in recent quarters, and for the three months ended September 30, 2022, collections under-performed the projected cash flows. Collections during the nine months ended September 30, 2022, over-performed the projected cash flows by approximately $51.4 million.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2022, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment and believes that projected future cash flows for certain static pools resulted in decreased total expected recoveries. As a result, the Company has updated its forecast, resulting in changes in the timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future recoveries of approximately $8.2 million for the three months ended September 30, 2022. This negative change in expected future recoveries, together with the positive changes recorded in previous quarters, resulted in a net positive change of expected future period recoveries of $127.9 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recorded approximately $11.2 million and $101.2 million, respectively, in negative change in expected future recoveries.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$71,870	$68,812
Real estate owned	65,348	44,640
Derivative instruments	40,282	3,541
Deferred tax assets	36,173	51,451
Identifiable intangible assets, net	25,477	36,320
Prepaid expenses	20,928	26,943
Service fee receivables	18,530	22,610
Income tax deposits	—	19,315
Other	52,421	61,643
Total	$331,029	$335,275

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2022. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2022	December 31, 2021
Global senior secured revolving credit facility	$596,584	$406,635
Encore private placement notes	78,160	107,470
Senior secured notes	1,364,135	1,613,739
Convertible notes and exchangeable notes	272,500	422,500
Cabot securitisation senior facility	390,979	473,443
Other	26,524	24,889
Finance lease liabilities	6,774	7,005
	2,735,656	3,055,681
Less: debt discount and issuance costs, net of amortization	(45,436)	(58,350)
Total	$2,690,220	$2,997,331
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On March 29, 2022, the Company amended and restated the Global Senior Facility to, among other things (1) upsize the facility by $90.0 million to $1.14 billion, (2) extend the termination date of the facility from September 2025 to September 2026, and (3) transition from LIBOR to Term SOFR for U.S. dollar borrowings. As of September 30, 2022, the Global Senior Facility provided for a total committed facility of $1.14 billion that matures in September 2026 and includes the following key provisions:
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
As of September 30, 2022, the outstanding borrowings under the Global Senior Facility were $596.6 million. The weighted average interest rate of the Global Senior Facility was 4.71% and 3.01% for the three months ended September 30, 2022 and 2021, respectively. The weighted average interest rate of the Global Senior Facility was 3.69% and 3.19% for the nine months ended September 30, 2022 and 2021, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $535.3 million as of September 30, 2022.

Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of September 30, 2022, $78.2 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	September 30, 2022	December 31, 2021	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$343,018	$397,928	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	335,125	405,808	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	279,271	338,174	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	406,721	471,829	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,364,135	$1,613,739
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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	September 30, 2022	December 31, 2021	Maturity Date	Interest Payment Dates	Interest Rate
2022 Convertible Notes	$—	$150,000	Mar 15, 2022	Mar 15, Sep 15	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
	$272,500	$422,500
On March 15, 2022, the Company’s $150.0 million 2022 Convertible Notes matured. The 2022 Convertible Notes had a conversion price of $45.33. In September 2021, in accordance with the indenture for the 2022 Convertible Notes, the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2022 Convertible Notes. In March 2022, the Company settled the conversion of the 2022 Convertible Notes entirely in cash for $221.2 million, of which $71.2 million (the excess above the principal amount) represents the conversion spread and was recognized in the Company’s stockholder’s equity. No gain or loss was recognized as a result of the conversion of the 2022 Convertible Notes in the Company’s condensed consolidated statements of income during the three months ended March 31, 2022.
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

In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company may enter into hedge programs that increase the effective conversion or exchange price for the Convertible Notes and the Exchangeable Notes. As of September 30, 2022, the Company had one hedge program that increases the effective exchange price for the 2023 Exchangeable Notes. The hedge instrument has been determined to be indexed to the Company’s own stock and meets the criteria for equity classification. The Company recorded the cost of the hedge instrument as a reduction in additional paid-in capital, and does not recognize subsequent changes in fair value of this financial instrument in its consolidated financial statement. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
Pursuant to the indentures for the Company’s Convertible Notes and Exchangeable Notes, the conversion and exchange rates were adjusted upon the completion of the Company’s tender offer effective in December 2021. Certain key terms related to the convertible and exchangeable features as of September 30, 2022 are listed below ($ in thousands, except conversion or exchange price):

	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$44.62	$40.00
Closing stock price at date of issuance	$36.45	$32.00
Closing stock price date	Jul 20, 2018	Sep 4, 2019
Initial conversion or exchange rate (shares per $1,000 principal amount)	22.4090	25.0000
Adjusted conversion or exchange rate (shares per $1,000 principal amount)	22.5264	25.1310
Adjusted conversion or exchange price	$44.39	$39.79
Adjusted effective conversion or exchange price(1)	$62.13	$39.79
Excess of if-converted value compared to principal(2)	$4,226	$14,296
Conversion or exchange date(3)	Mar 1, 2023	Jul 1, 2025
_______________________
(1)As discussed above, the Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes to $62.13.
(2)Represents the premium the Company would have to pay assuming the Convertible Notes and Exchangeable Notes were converted or exchanged on September 30, 2022 using a hypothetical share price based on the closing stock price on September 30, 2022. The premium of the 2023 Exchangeable Notes would have been reduced to zero with the existing hedge program.
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
Interest expense related to the Convertible Notes and Exchangeable Notes was $2.8 million and $4.0 million during the three months ended September 30, 2022 and 2021, respectively. Interest expense related to the Convertible Notes and Exchangeable Notes was $9.2 million and $12.9 million during the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $391.0 million based on an exchange rate of $1.00 to £0.90, the exchange rate as of September 30, 2022). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £360.6 million (approximately $402.8 million based on an exchange rate of $1.00 to £0.90, the exchange rate as of September 30, 2022) as of September 30, 2022. The weighted average interest rate was 4.67% and 3.11% for the three months ended September 30, 2022 and 2021, respectively. The weighted average interest rate was 4.02% and 3.11% for the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs which includes but is not limited to the ability to exercise discretion in the servicing of the financial assets and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended September 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$17,546	$(136,123)	$(118,577)
Other comprehensive loss before reclassification	(4,491)	(63,322)	(67,813)
Reclassification	26,094	—	26,094
Tax effect	(5,425)	—	(5,425)
Balance at end of period	$33,724	$(199,445)	$(165,721)

	Three Months Ended September 30, 2021
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(7,218)	$(51,822)	$(59,040)
Other comprehensive loss before reclassification	(11,978)	(23,035)	(35,013)
Reclassification	15,275	—	15,275
Removal of OCI in connection with divestiture	—	19,904	19,904
Tax effect	(753)	—	(753)
Balance at end of period	$(4,674)	$(54,953)	$(59,627)

	Nine Months Ended September 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$516	$(54,064)	$(53,548)
Other comprehensive loss before reclassification	(16,980)	(145,381)	(162,361)
Reclassification	61,022	—	61,022
Tax effect	(10,834)	—	(10,834)
Balance at end of period	$33,724	$(199,445)	$(165,721)

	Nine Months Ended September 30, 2021
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(10,154)	$(58,659)	$(68,813)
Other comprehensive loss before reclassification	(26,781)	(16,198)	(42,979)
Reclassification	33,894	—	33,894
Removal of OCI in connection with divestiture	—	19,904	19,904
Tax effect	(1,633)	—	(1,633)
Balance at end of period	$(4,674)	$(54,953)	$(59,627)
Note 10: Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 25.7% and 25.0%, respectively. For the three and nine months ended September 30, 2021, the Company’s effective tax rate was 22.8% and 21.7%, respectively. For the three and nine months ended September 30, 2022, the differences between the effective tax rate and the federal statutory rate were primarily due to state and foreign income taxes. For the three and nine months ended September 30, 2021, the differences between the effective tax rate and the federal statutory rate were primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2022 and 2021, was immaterial.
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
As of September 30, 2022, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2022, the Company has no material reserves for legal matters.
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
As of September 30, 2022, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $551.8 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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
The Company has operations in the United States, Europe and other foreign countries. The following table presents the Company’s total revenues by geographic area in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues:
United States	$210,908	$295,700	$825,826	$871,978
Europe
United Kingdom	59,873	89,183	236,244	270,215
Other European countries(1)	36,971	24,804	102,103	102,665
Total Europe	96,844	113,987	338,347	372,880

Other geographies(1)	—	2,937	178	12,338
Total	$307,752	$412,624	$1,164,351	$1,257,196
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and nine months ended September 30, 2022, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$824,210	$915,067	$897,795	$906,962
Effect of foreign currency translation	(54,662)	(19,552)	(128,247)	(11,447)
Balance, end of period	$769,548	$895,515	$769,548	$895,515
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$55,739	$(30,558)	$25,181	$66,969	$(31,154)	$35,815
Developed technologies	531	(527)	4	2,549	(2,530)	19
Trade name and other	1,434	(1,142)	292	1,597	(1,111)	486
Total intangible assets	$57,704	$(32,227)	$25,477	$71,115	$(34,795)	$36,320

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs or plans or the impacts of the COVID-19 pandemic, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A—Risk Factors” and those set forth in “Part II, Item 1A, Risk Factors” of our Quarterly Reports could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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
UK debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office and the UK Office of Communications. The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. In July 2022 the FCA published a new Consumer Duty, providing a higher level of consumer protection in retail financial markets and combining existing consumer treatment requirements with enhanced standards. Firms will now be required to “act to deliver good outcomes for retail customers”. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase via requirements such as the Consumer Duty. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources in our compliance governance framework.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the third quarter remained in line with the prior quarter. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive future supply increases. Lending has now surpassed pre-pandemic levels in the U.S. and we have started to see an increase in portfolio supply.
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
Banks decreased portfolio sales at the beginning of the COVID-19 pandemic in order to focus on customers’ needs. While we have seen a resumption of sales activity across many of our European markets, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter. In general, supply remains below pre-pandemic levels while portfolio pricing remains competitive across our European footprint.
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MCM (United States)	$176,559	$102,339	$387,091	$284,230
Cabot (Europe)	56,093	65,849	188,073	196,864
Total purchases of receivable portfolios	$232,652	$168,188	$575,164	$481,094
During the three months ended September 30, 2022, we invested $232.7 million to acquire receivable portfolios, with face values aggregating $1.7 billion, for an average purchase price of 13.9% of face value. The amount invested in receivable portfolios increased $64.5 million, or 38.3%, compared with the $168.2 million invested during the three months ended September 30, 2021, where we acquired receivable portfolios with face values aggregating $1.4 billion, for an average purchase price of 12.0% of face value.
During the nine months ended September 30, 2022, we invested $575.2 million to acquire receivable portfolios, with face values aggregating $4.7 billion, for an average purchase price of 12.2% of face value. The amount invested in receivable portfolios increased $94.1 million, or 19.6%, compared with the $481.1 million invested during the nine months ended September 30, 2021, where we acquired receivable portfolios with face values aggregating $3.9 billion, for an average purchase price of 12.4% of face value.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.
In the United States, portfolio purchases increased during the three and nine months ended September 30, 2022, as compared to the corresponding period in the prior year. The majority of our deployments in the U.S. came from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. are slowly returning to pre-pandemic levels as supply begins to increase.

In Europe, portfolio purchases decreased during the three and nine months ended September 30, 2022, compared to the corresponding periods in the prior year, primarily due to the unfavorable impact from foreign currency translation driven by the strengthening of the U.S. dollar against the British Pound. Portfolio purchases in Europe remain below pre-pandemic average levels. In the UK, bank delinquencies remain at relatively low levels, and the level of outstanding unsecured consumer borrowings, while increasing, is still below pre-pandemic levels.
During the three months ended September 30, 2022 and 2021, we invested $3.4 million and $8.1 million in REO assets, respectively. During the nine months ended September 30, 2022 and 2021, we invested $38.6 million and $11.7 million in REO assets, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MCM (United States):
Call center and digital collections	$185,568	$234,923	$600,787	$762,487
Legal collections	139,545	170,538	449,383	510,285
Collection agencies	200	1,121	995	6,833
Subtotal	325,313	406,582	1,051,165	1,279,605
Cabot (Europe):
Call center and digital collections	49,654	71,192	154,171	226,873
Legal collections	44,065	45,144	147,837	137,926
Collection agencies	38,386	39,053	119,769	121,545
Subtotal	132,105	155,389	421,777	486,344
Other geographies:	838	4,719	2,439	19,629
Total collections from purchased receivables	$458,256	$566,690	$1,475,381	$1,785,578
Gross collections from purchased receivables decreased by $108.4 million, or 19.1%, to $458.3 million during the three months ended September 30, 2022, as compared to $566.7 million during the three months ended September 30, 2021. Gross collections from purchased receivables decreased by $310.2 million, or 17.4%, to $1,475.4 million during the nine months ended September 30, 2022, as compared to $1,785.6 million during the nine months ended September 30, 2021.
The decreases in collections from purchased receivables in the United States during the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year, were primarily a result of an unusually high level of collections in the year ago period resulting from changes in consumer behavior during the COVID-19 pandemic. The decreases were also a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The changes in consumer behavior that resulted from the impacts of the COVID-19 pandemic, while more prevalent a year ago, continued through the first half of 2022. We believe the pandemic-related drivers of this changed behavior have normalized.
The decreases in collections from purchased receivables in Europe during the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year, were primarily due to the unfavorable impact from foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound. In addition, continuing labor market tightness in the UK affected agent staffing levels and, consequently, mildly impacted collections for the quarter.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
Revenues
Revenue from receivable portfolios	$297,219	96.6%	$316,225	76.6%
Changes in recoveries	(13,080)	(4.3)%	65,913	16.0%
Total debt purchasing revenue	284,139	92.3%	382,138	92.6%
Servicing revenue	21,992	7.2%	29,321	7.1%
Other revenues	1,621	0.5%	1,165	0.3%
Total revenues	307,752	100.0%	412,624	100.0%
Operating expenses
Salaries and employee benefits	89,241	29.0%	94,662	22.9%
Cost of legal collections	52,891	17.2%	64,170	15.6%
General and administrative expenses	37,274	12.0%	35,819	8.7%
Other operating expenses	28,286	9.2%	25,226	6.1%
Collection agency commissions	7,884	2.6%	11,964	2.9%
Depreciation and amortization	11,659	3.8%	14,136	3.4%
Total operating expenses	227,235	73.8%	245,977	59.6%
Income from operations	80,517	26.2%	166,647	40.4%
Other expense
Interest expense	(39,308)	(12.8)%	(40,874)	(9.9)%
Other income (expense)	1,205	0.4%	(17,504)	(4.2)%
Total other expense	(38,103)	(12.4)%	(58,378)	(14.1)%
Income before income taxes	42,414	13.8%	108,269	26.3%
Provision for income taxes	(10,920)	(3.6)%	(24,703)	(6.0)%
Net income	$31,494	10.2%	$83,566	20.3%

	Nine Months Ended September 30,
	2022		2021
Revenues
Revenue from receivable portfolios	$907,606	77.9%	$982,393	78.1%
Changes in recoveries	179,293	15.4%	176,628	14.1%
Total debt purchasing revenue	1,086,899	93.3%	1,159,021	92.2%
Servicing revenue	71,926	6.2%	93,901	7.5%
Other revenues	5,526	0.5%	4,274	0.3%
Total revenues	1,164,351	100.0%	1,257,196	100.0%
Operating expenses
Salaries and employee benefits	285,077	24.5%	288,892	23.0%
Cost of legal collections	163,756	14.1%	198,212	15.8%
General and administrative expenses	105,775	9.1%	102,790	8.1%
Other operating expenses	82,718	7.1%	81,895	6.5%
Collection agency commissions	27,412	2.3%	38,465	3.1%
Depreciation and amortization	35,134	3.0%	37,694	3.0%
Total operating expenses	699,872	60.1%	747,948	59.5%
Income from operations	464,479	39.9%	509,248	40.5%
Other expense
Interest expense	(110,995)	(9.5)%	(131,559)	(10.5)%
Loss on extinguishment of debt	—	—%	(9,300)	(0.7)%
Other income (expense)	3,392	0.3%	(16,993)	(1.4)%
Total other expense	(107,603)	(9.2)%	(157,852)	(12.6)%
Income before income taxes	356,876	30.7%	351,396	27.9%
Provision for income taxes	(89,194)	(7.7)%	(76,278)	(6.1)%
Net income	267,682	23.0%	275,118	21.8%
Net income attributable to noncontrolling interest	—	—%	(419)	0.0%
Net income attributable to Encore Capital Group, Inc. stockholders	$267,682	23.0%	$274,699	21.8%
Comparison of Results of Operations
Revenues
Our revenues primarily include debt purchasing revenue, which is revenue recognized from engaging in debt purchasing and recovery activities. We apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in our condensed consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase.
Debt purchasing revenue includes two components:
(1)     Revenue from receivable portfolios, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR), and
(2)     Changes in recoveries, which includes:
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
Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to our adoption of CECL. We did not establish a negative allowance for these pools as we elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of these legacy pools. Similar to how we treated ZBA collections prior to the adoption of CECL, all subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in revenue from receivable portfolios in our condensed consolidated statements of income.
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$289,028	$304,341	$(15,313)	(5.0)%
ZBA revenue	8,191	11,884	(3,693)	(31.1)%
Revenue from receivable portfolios	297,219	316,225	(19,006)	(6.0)%

Recoveries (below) above forecast	(4,880)	77,064	(81,944)	(106.3)%
Changes in expected future recoveries	(8,200)	(11,151)	2,951	26.5%
Changes in recoveries	(13,080)	65,913	(78,993)	(119.8)%
Debt purchasing revenue	284,139	382,138	(97,999)	(25.6)%

Servicing revenue	21,992	29,321	(7,329)	(25.0)%
Other revenues	1,621	1,165	456	39.1%
Total revenues	$307,752	$412,624	$(104,872)	(25.4)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$881,701	$944,012	$(62,311)	(6.6)%
ZBA revenue	25,905	38,381	(12,476)	(32.5)%
Revenue from receivable portfolios	907,606	982,393	(74,787)	(7.6)%

Recoveries above forecast	51,407	277,861	(226,454)	(81.5)%
Changes in expected future recoveries	127,886	(101,233)	229,119	226.3%
Changes in recoveries	179,293	176,628	2,665	1.5%
Debt purchasing revenue	1,086,899	1,159,021	(72,122)	(6.2)%

Servicing revenue	71,926	93,901	(21,975)	(23.4)%
Other revenues	5,526	4,274	1,252	29.3%
Total revenues	$1,164,351	$1,257,196	$(92,845)	(7.4)%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by 17.3% during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and by 10.4% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
The decreases in revenue recognized from portfolio basis during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, other than resulting from the unfavorable impact from foreign currency translation discussed above, were primarily due to a lower portfolio basis (i.e., a lower investment in receivable balance) driven by a lower volume of purchases in recent periods.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended September 30, 2022, under-performed the projected cash flows by approximately $4.9 million. We experienced an unusually high level of collections resulting from changes in consumer behavior during the COVID-19 pandemic in addition to improvements in collections capabilities, and therefore increased expected future cash flows for certain pool groups in previous periods. The pandemic-related drivers of this changed behavior have normalized in recent quarters, and for the three months ended September 30, 2022, collections under-performed the projected cash flows. Collections during the nine months ended September 30, 2022, over-performed the projected cash flows by approximately $51.4 million.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2022, management considered, among other factors, historical and current collection performance, changes in consumer behaviors, and macroeconomic environment and believes that projected future cash flows for certain static pools resulted in decreased total expected recoveries. As a result, we have updated our forecast, resulting in changes in timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a negative change in expected future recoveries of approximately $8.2 million during the three months ended September 30, 2022. This negative change in expected future recoveries, together with the positive changes recorded in previous quarters, resulted in a net positive change of expected future recoveries of $127.9 million during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded approximately $11.2 million and $101.2 million, respectively, in negative change in expected future period recoveries.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2022			As of September 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$8,184	$8,184	$—	$—	—%
2011	3,961	4,393	(582)	1,539	88.6%
2012	4,779	4,574	18	3,536	42.0%
2013	9,434	10,963	(2,332)	8,496	40.5%
2014	5,839	3,972	669	19,095	6.7%
2015	6,269	3,191	1,889	26,798	3.9%
2016	11,908	6,645	1,398	51,362	4.1%
2017	19,621	12,582	135	71,864	5.5%
2018	32,975	18,279	(2,306)	144,877	3.9%
2019	59,400	32,635	(1,513)	266,853	3.8%
2020	73,574	36,666	7,536	313,031	3.7%
2021	58,391	38,760	(1,446)	315,128	3.9%
2022	30,978	24,250	2,348	380,805	2.9%
Subtotal	325,313	205,094	5,814	1,603,384	4.1%
Europe:
ZBA	7	7	—	—	—%
2013	16,231	14,098	(4,549)	133,011	3.2%
2014	14,981	11,770	(3,352)	119,425	3.0%
2015	10,154	7,222	(1,098)	91,243	2.4%
2016(1)	8,965	7,168	(1,084)	81,564	2.8%
2017	14,670	8,903	(2,478)	144,706	1.9%
2018	15,100	9,252	(2,597)	183,490	1.6%
2019	14,656	8,998	(1,131)	149,704	1.9%
2020	10,366	6,674	(1,300)	90,513	2.2%
2021	15,783	10,784	(3,225)	179,361	1.9%
2022	11,192	7,249	1,920	165,613	1.6%
Subtotal	132,105	92,125	(18,894)	1,338,630	2.2%
Other geographies:(2)
All vintages	838	—	—	34,188	—%
Subtotal	838	—	—	34,188	—%
Total	$458,256	$297,219	$(13,080)	$2,976,202	3.2%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended September 30, 2021			As of September 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$11,247	$11,247	$—	$—	—%
2011	6,343	4,442	1,815	1,604	88.6%
2012	6,371	4,371	1,779	3,320	42.0%
2013	14,535	11,842	2,377	9,658	40.5%
2014	8,810	5,311	1,365	25,039	6.7%
2015	9,872	4,829	2,524	39,618	3.9%
2016	20,762	9,188	7,177	73,942	4.1%
2017	33,102	16,798	8,297	101,034	5.3%
2018	54,240	23,335	9,181	188,650	3.8%
2019	95,390	40,104	22,558	331,071	3.8%
2020	107,901	46,988	33,139	403,776	3.7%
2021	38,009	26,023	757	264,786	4.0%
Subtotal	406,582	204,478	90,969	1,442,498	4.4%
Europe:
ZBA	22	22	—	—	—%
2013	23,131	19,265	(4,703)	188,032	3.2%
2014	20,522	15,195	(3,087)	158,709	3.0%
2015	13,901	9,775	(2,984)	126,822	2.4%
2016(1)	11,798	10,087	(7,791)	113,336	2.8%
2017	19,984	13,325	(6,372)	222,894	1.9%
2018	18,558	13,090	(6,856)	264,678	1.6%
2019	20,231	12,403	(1,305)	213,600	1.8%
2020	14,795	8,432	5,889	120,945	2.3%
2021	12,447	8,512	796	186,080	1.9%
Subtotal	155,389	110,106	(26,413)	1,595,096	2.2%
Other geographies:(1), (2)
All vintages	4,719	1,641	1,357	45,677	—%
Subtotal	4,719	1,641	1,357	45,677	—%
Total	$566,690	$316,225	$65,913	$3,083,271	3.3%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2022			As of September 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$25,880	$25,880	$—	$—	—%
2011	14,541	12,536	2,026	1,539	88.6%
2012	15,710	12,735	3,464	3,536	42.0%
2013	33,899	34,798	(2,352)	8,496	40.5%
2014	19,436	12,675	2,936	19,095	6.7%
2015	20,239	10,910	(410)	26,798	3.9%
2016	41,296	22,059	4,045	51,362	4.1%
2017	68,623	41,259	7,308	71,864	5.5%
2018	116,625	57,425	34,342	144,877	3.9%
2019	205,418	101,362	70,220	266,853	3.8%
2020	249,218	115,142	86,722	313,031	3.7%
2021	188,280	124,295	(686)	315,128	3.9%
2022	52,000	41,413	5,711	380,805	2.9%
Subtotal	1,051,165	612,489	213,326	1,603,384	4.1%
Europe:
ZBA	26	25	—	—	—%
2013	53,910	46,474	(7,490)	133,011	3.2%
2014	50,373	38,125	—	119,425	3.0%
2015	32,966	23,514	(1,452)	91,243	2.4%
2016(1)	30,559	23,476	(1,386)	81,564	2.8%
2017	48,047	30,545	(13,706)	144,706	1.9%
2018	48,567	30,840	(7,964)	183,490	1.6%
2019	49,314	29,406	2,562	149,704	1.9%
2020	35,344	21,789	4,065	90,513	2.2%
2021	50,681	36,078	(12,158)	179,361	1.9%
2022	21,990	14,845	3,496	165,613	1.6%
Subtotal	421,777	295,117	(34,033)	1,338,630	2.2%
Other geographies:(2)
All vintages	2,439	—	—	34,188	—%
Subtotal	2,439	—	—	34,188	—%
Total	$1,475,381	$907,606	$179,293	$2,976,202	3.2%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2021			As of September 30, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$35,418	$35,418	$—	$—	—%
2011	18,660	13,554	5,014	1,604	88.6%
2012	19,425	13,930	4,786	3,320	42.0%
2013	44,569	37,252	7,269	9,658	40.5%
2014	27,714	17,896	936	25,039	6.7%
2015	34,788	16,393	5,237	39,618	3.9%
2016	71,702	30,703	17,073	73,942	4.1%
2017	117,087	57,023	22,940	101,034	5.3%
2018	184,002	79,230	27,475	188,650	3.8%
2019	317,708	137,499	42,570	331,071	3.8%
2020	335,862	151,098	93,395	403,776	3.7%
2021	72,670	44,963	9,203	264,786	4.0%
Subtotal	1,279,605	634,959	235,898	1,442,498	4.4%
Europe:
ZBA	82	82	—	—	—%
2013	72,423	62,806	(30,524)	188,032	3.2%
2014	65,210	49,571	(20,137)	158,709	3.0%
2015	44,723	31,013	(9,323)	126,822	2.4%
2016(1)	39,204	31,081	(5,594)	113,336	2.8%
2017	65,295	41,981	(9,409)	222,894	1.9%
2018	61,584	41,292	(13,968)	264,678	1.6%
2019	67,610	38,863	3,062	213,600	1.8%
2020	46,174	25,853	18,272	120,945	2.3%
2021	24,039	16,350	4,653	186,080	1.9%
Subtotal	486,344	338,892	(62,968)	1,595,096	2.2%
Other geographies:(1), (2)
All vintages	19,629	8,542	3,698	45,677	—%
Subtotal	19,629	8,542	3,698	45,677	—%
Total	$1,785,578	$982,393	$176,628	$3,083,271	3.3%
_____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three and nine months ended September 30, 2022 decreased as compared to servicing revenues during the three and nine months ended September 30, 2021. The decreases were primarily attributable to reduced service demand from BPO clients and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
Other revenues increased during the three and nine months ended September 30, 2022 as compared to the corresponding periods in the prior year, primarily driven by the increased sale of real estate assets, the increases were partially offset by the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and Euro.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$89,241	$94,662	$(5,421)	(5.7)%
Cost of legal collections	52,891	64,170	(11,279)	(17.6)%
General and administrative expenses	37,274	35,819	1,455	4.1%
Other operating expenses	28,286	25,226	3,060	12.1%
Collection agency commissions	7,884	11,964	(4,080)	(34.1)%
Depreciation and amortization	11,659	14,136	(2,477)	(17.5)%
Total operating expenses	$227,235	$245,977	$(18,742)	(7.6)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$285,077	$288,892	$(3,815)	(1.3)%
Cost of legal collections	163,756	198,212	(34,456)	(17.4)%
General and administrative expenses	105,775	102,790	2,985	2.9%
Other operating expenses	82,718	81,895	823	1.0%
Collection agency commissions	27,412	38,465	(11,053)	(28.7)%
Depreciation and amortization	35,134	37,694	(2,560)	(6.8)%
Total operating expenses	$699,872	$747,948	$(48,076)	(6.4)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound by approximately 17.3% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, and by approximately 10.4% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The decrease in salaries and employee benefits during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to the following reasons:
•Decrease of headcount;
•Favorable impact of foreign currency translation of $6.7 million, primarily by the strengthening of the U.S. dollar against the British Pound;
•Decrease in stock-based compensation expense attributed to expense reversals due to forfeiture of certain stock award of approximately $0.6 million;
•The decrease was partially offset by increased salaries due to market adjustments.
The decrease in salaries and employee benefits during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to the following reasons:
•Decrease of headcount;
•Favorable impact of foreign currency translation of approximately $12.5 million, primarily by the strengthening of the U.S. dollar against the British Pound;
•The decrease was partially offset by increased salaries due to market adjustments.

Cost of Legal Collections
Cost of legal collections primarily includes contingent fees paid to our external network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs. Cost of legal collections does not include internal legal channel employee costs, which are included in salaries and employee benefits in our condensed consolidated statements of income.
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Court costs	$30,997	$37,970	$(6,973)	(18.4)%
Legal collection fees	21,894	26,200	(4,306)	(16.4)%
Total cost of legal collections	$52,891	$64,170	$(11,279)	(17.6)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Court costs	$92,575	$119,366	$(26,791)	(22.4)%
Legal collection fees	71,181	78,846	(7,665)	(9.7)%
Total cost of legal collections	$163,756	$198,212	$(34,456)	(17.4)%
The decreases of cost of legal collections during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, were primarily due to the following reasons:
•Decreased legal collection fees driven by decreased legal channel collections;
•Decreased court costs due to fewer placements in the legal collection channel; and
•Favorable impact of foreign currency translation of approximately $1.3 million and $2.4 million, primarily by the strengthening of the U.S. dollar against the British Pound during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior periods.
General and Administrative Expenses
The increases in general and administrative expense during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were primarily due to the following reasons:
•Increased general and administrative expense associated with our return to the office initiatives;
•Increased costs associated with corporate travel of $1.2 million and $2.4 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior periods; and
•The increases were partially offset by the favorable impact of foreign currency translation of approximately $2.0 million and $4.1 million, primarily by the strengthening of the U.S. dollar against the British Pound during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior periods.
Other Operating Expenses
The increases in other operating expenses during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, were primarily due to increased various other operating expenses to support our collection activities. The increases were partially offset by the favorable impact of foreign currency translation of approximately $1.2 million and $2.1 million, primarily by the strengthening of the U.S. dollar against the British Pound during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior periods.

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
Depreciation and Amortization
The decreases in depreciation and amortization expense during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, were primarily due to the following reasons:
•The write-off of certain computer software and equipment during the three and nine months ended September 30, 2021; and
•Favorable impact of foreign currency translation of approximately $0.8 million and $1.5 million, primarily by the strengthening of the U.S. dollar against the British Pound during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior periods.
Interest Expense
The following tables summarize our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Stated interest on debt obligations	$35,472	$36,600	$(1,128)	(3.1)%
Amortization of debt issuance costs	3,516	3,917	(401)	(10.2)%
Amortization of debt discount	320	357	(37)	(10.4)%
Total interest expense	$39,308	$40,874	$(1,566)	(3.8)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Stated interest on debt obligations	$99,011	$117,881	$(18,870)	(16.0)%
Amortization of debt issuance costs	10,985	12,469	(1,484)	(11.9)%
Amortization of debt discount	999	1,209	(210)	(17.4)%
Total interest expense	$110,995	$131,559	$(20,564)	(15.6)%
The decreases in interest expense during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were primarily due to the following reasons:
•Lower average debt balances of approximately $156.1 million and $203.6 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior periods;
•The favorable impact of foreign currency translation of approximately $1.1 million and $2.0 million, primarily by the strengthening of the U.S. dollar against the British Pound and Euro during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior periods; and
•The decreases were partially offset by the effect from rising interest rates in recent periods.
Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $1.2 million and $3.4 million during the three and nine months ended September 30, 2022, respectively. Other expense was $17.5 million and $17.0 million during the three and nine months ended September 30, 2021, respectively. We recorded approximately $17.4 million in other expense as a result of the loss on the sale of our investment in Colombia and Peru during the three and nine months ended September 30, 2021.

Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$10,920	$24,703	$89,194	$76,278
Effective tax rate	25.7%	22.8%	25.0%	21.7%
For the three and nine months ended September 30, 2022, the differences between our effective tax rate and the federal statutory rate were primarily due to state and foreign income taxes. For the three and nine months ended September 30, 2021, the differences between our effective tax rate and the federal statutory rate were primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income, as reported	$31,494	$83,566	$267,682	$275,118
Adjustments:
Interest expense	39,308	40,874	110,995	131,559
Interest income	(749)	(270)	(1,774)	(1,170)
Provision for income taxes	10,920	24,703	89,194	76,278
Depreciation and amortization	11,659	14,136	35,134	37,694
Stock-based compensation expense	3,191	3,847	12,231	12,903
Acquisition, integration and restructuring related expenses(1)	13	17,950	1,179	17,950
Loss on extinguishment of debt	—	—	—	9,300
Adjusted EBITDA	$95,836	$184,806	$514,641	$559,632
Collections applied to principal balance(2)	$179,163	$188,181	$402,842	$641,765
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.

(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collections applied to investment in receivable portfolios, net	$161,037	$250,465	$567,775	$803,185
Less: Changes in recoveries	13,080	(65,913)	(179,293)	(176,628)
REO proceeds applied to basis	5,046	3,629	14,360	15,208
Collections applied to principal balance	$179,163	$188,181	$402,842	$641,765
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2022
		<2013	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total(2)	CCMM(3)
United States:
<2013	$2,692,552	$4,931,172	$904,731	$650,989	$470,442	$320,000	$229,963	$170,377	$136,627	$104,898	$92,172	$56,077	$8,067,448	3.0
2013	551,865	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	59,859	33,953	1,626,966	2.9
2014	517,650	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	19,436	1,076,444	2.1
2015	499,055	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	20,239	860,964	1.7
2016	553,100	—	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	41,296	1,033,344	1.9
2017	527,796	—	—	—	—	—	111,902	315,853	255,048	193,328	144,243	68,623	1,088,997	2.1
2018	629,773	—	—	—	—	—	—	175,042	351,696	308,302	228,919	116,625	1,180,584	1.9
2019	675,987	—	—	—	—	—	—	—	174,693	416,315	400,250	205,418	1,196,676	1.8
2020	538,508	—	—	—	—	—	—	—	—	213,450	430,514	249,218	893,182	1.7
2021	405,050	—	—	—	—	—	—	—	—	—	120,354	188,280	308,634	0.8
2022	385,684	—	—	—	—	—	—	—	—	—	—	52,000	52,000	0.1
Subtotal	7,977,020	4,931,172	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,051,165	17,385,239	2.2
Europe:
2013	619,079	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	53,910	1,395,209	2.3
2014	623,129	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	50,373	1,081,314	1.7
2015	419,941	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	32,983	603,180	1.4
2016	258,218	—	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	30,569	421,728	1.6
2017	461,571	—	—	—	—	—	68,111	152,926	118,794	87,549	86,107	48,047	561,534	1.2
2018	433,302	—	—	—	—	—	—	49,383	118,266	78,846	80,629	48,567	375,691	0.9
2019	273,354	—	—	—	—	—	—	—	44,118	80,502	88,448	49,314	262,382	1.0
2020	116,899	—	—	—	—	—	—	—	—	22,721	59,803	35,344	117,868	1.0
2021	255,788	—	—	—	—	—	—	—	—	—	43,082	50,681	93,763	0.4
2022	188,073	—	—	—	—	—	—	—	—	—	—	21,989	21,989	0.1
Subtotal	3,649,354	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	421,777	4,934,658	1.4
Other geographies(4):
All vintages	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	2,439	541,387	1.6
Subtotal	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	2,439	541,387	1.6
Total	$11,966,657	$4,931,172	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,475,381	$22,861,284	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2022, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through September 30, 2022 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2012	$2,143,750	$6,751,085	$119,720	$6,870,805	3.2
2012	548,802	1,316,363	52,070	1,368,433	2.5
2013(4)	551,865	1,626,966	126,214	1,753,180	3.2
2014(4)	517,650	1,076,444	62,196	1,138,640	2.2
2015	499,055	860,964	60,485	921,449	1.8
2016	553,100	1,033,344	118,841	1,152,185	2.1
2017	527,796	1,088,997	197,834	1,286,831	2.4
2018	629,773	1,180,584	321,962	1,502,546	2.4
2019	675,987	1,196,676	578,290	1,774,966	2.6
2020	538,508	893,182	671,511	1,564,693	2.9
2021	405,050	308,634	682,665	991,299	2.4
2022	385,684	52,000	754,257	806,257	2.1
Subtotal	7,977,020	17,385,239	3,746,045	21,131,284	2.6
Europe:
2013(4)	619,079	1,395,209	522,418	1,917,627	3.1
2014(4)	623,129	1,081,314	413,381	1,494,695	2.4
2015(4)	419,941	603,180	266,719	869,899	2.1
2016	258,218	421,728	226,525	648,253	2.5
2017	461,571	561,534	325,389	886,923	1.9
2018	433,302	375,691	380,123	755,814	1.7
2019	273,354	262,382	327,880	590,262	2.2
2020	116,899	117,868	205,284	323,152	2.8
2021	255,788	93,763	401,642	495,405	1.9
2022	188,073	21,989	332,512	354,501	1.9
Subtotal	3,649,354	4,934,658	3,401,873	8,336,531	2.3
Other geographies(5):
All vintages	340,283	541,387	54,124	595,511	1.8
Subtotal	340,283	541,387	54,124	595,511	1.8
Total	$11,966,657	$22,861,284	$7,202,042	$30,063,326	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2022, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2022(3)	2023	2024	2025	2026	2027	2028	2029	2030	>2030	Total(2)
United States:
<2012	$11,351	$36,300	$25,167	$17,256	$11,714	$7,870	$5,096	$3,000	$1,530	$436	$119,720
2012	4,639	14,729	10,317	7,224	5,059	3,544	2,482	1,740	1,219	1,117	52,070
2013(4)	10,996	34,466	24,452	17,329	12,282	8,706	6,171	4,374	3,101	4,337	126,214
2014(4)	5,396	17,367	11,940	8,393	5,918	4,175	2,946	2,079	1,469	2,513	62,196
2015	5,564	17,443	11,823	7,906	5,403	3,804	2,684	1,896	1,343	2,619	60,485
2016	10,925	34,564	23,361	15,963	10,516	7,158	5,036	3,551	2,509	5,258	118,841
2017	18,183	57,607	38,655	26,333	17,932	11,953	8,218	5,795	4,098	9,060	197,834
2018	30,840	96,458	62,310	42,310	28,668	19,504	12,866	8,860	6,255	13,891	321,962
2019	55,374	171,425	115,746	76,548	51,090	34,590	23,526	15,625	10,805	23,561	578,290
2020	63,885	197,827	131,724	90,600	60,122	40,786	27,821	18,928	12,642	27,176	671,511
2021	58,608	222,681	132,106	84,128	57,792	39,111	27,257	19,251	13,677	28,054	682,665
2022	44,124	207,382	174,332	103,582	68,554	48,338	32,950	23,172	16,470	35,353	754,257
Subtotal	319,885	1,108,249	761,933	497,572	335,050	229,539	157,053	108,271	75,118	153,375	3,746,045
Europe:
2013(4)	15,572	59,475	55,040	49,604	45,382	41,650	37,812	34,243	31,272	152,368	522,418
2014(4)	14,126	51,610	46,077	41,171	36,984	32,723	29,607	26,690	23,472	110,921	413,381
2015(4)	9,256	34,437	30,133	27,253	24,033	21,727	18,990	17,054	15,177	68,659	266,719
2016	9,922	34,263	29,594	25,628	21,674	18,095	15,259	12,965	11,108	48,017	226,525
2017	14,389	49,602	41,508	35,117	30,060	26,628	22,235	19,002	16,660	70,188	325,389
2018	14,321	54,057	49,321	41,299	35,951	31,322	27,072	23,345	20,130	83,305	380,123
2019	14,756	51,823	44,561	37,878	31,536	25,423	21,499	18,284	15,843	66,277	327,880
2020	9,618	35,922	30,925	26,400	22,183	16,756	12,363	10,278	7,811	33,028	205,284
2021	15,599	58,694	52,512	46,389	40,613	35,142	29,992	25,290	20,324	77,087	401,642
2022	11,993	51,435	48,113	40,812	33,982	28,875	24,776	21,272	17,408	53,846	332,512
Subtotal	129,552	481,318	427,784	371,551	322,398	278,341	239,605	208,423	179,205	763,696	3,401,873
Other geographies(5):
All vintages	2,416	9,100	8,105	6,812	4,326	2,470	2,246	2,246	2,246	14,157	54,124
Subtotal	2,416	9,100	8,105	6,812	4,326	2,470	2,246	2,246	2,246	14,157	54,124
Portfolio ERC	451,853	1,598,667	1,197,822	875,935	661,774	510,350	398,904	318,940	256,569	931,228	7,202,042
REO ERC(6)	5,827	34,921	43,250	19,265	3,196	969	1,675	1,009	182	—	110,294
Total ERC	$457,680	$1,633,588	$1,241,072	$895,200	$664,970	$511,319	$400,579	$319,949	$256,751	$931,228	$7,312,336
________________________
(1)As of September 30, 2022, ERC for Zero Basis Portfolios include approximately $73.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $54.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of September 30, 2022, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,494,019	$3,673,434
Europe	2,408,540	2,900,091
Other geographies	37,160	43,899
Portfolio ERC	5,939,719	6,617,424
REO ERC	109,962	110,294
Total ERC	$6,049,681	$6,727,718
(3)Amount for 2022 consists of three months data from October 1, 2022 to December 31, 2022.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $108.9 million and $1.4 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of September 30, 2022, we had $3.0 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2022(1)	$127,829	$47,356	$2,391	$177,576
2023	475,767	166,512	8,157	650,436
2024	338,239	154,529	5,954	498,722
2025	212,960	134,642	4,872	352,474
2026	140,666	117,513	2,863	261,042
2027	95,647	101,399	1,629	198,675
2028	64,565	86,667	1,483	152,715
2029	44,270	76,325	1,483	122,078
2030	30,794	65,445	1,483	97,722
2031	21,917	59,169	1,483	82,569
2032	15,743	55,106	1,483	72,332
2033	11,636	53,219	907	65,762
2034	8,658	52,944	—	61,602
2035	6,838	55,447	—	62,285
2036	5,234	61,280	—	66,514
2037	2,621	51,077	—	53,698
Total	$1,603,384	$1,338,630	$34,188	$2,976,202
________________________
(1)Amount for 2022 consists of three months data from October 1, 2022 to December 31, 2022.

Cash Efficiency Margin
Cash efficiency margin facilitates a comparison of cash receipts to operating expenses and enhances visibility into operating expense management. The following table summarizes our cash efficiency margin calculation for the periods indicated (in thousands, except for percentages):

	Last Twelve Months Ended September 30,
	2022	2021	Change
Collections	$1,997,162	$2,322,184	(14.0)%
Servicing revenue	$98,803	$126,602	(22.0)%
Cash receipts (A)	$2,095,965	$2,448,786	(14.4)%
Operating expenses (B)	$933,151	$1,006,345	(7.3)%
LTM Cash Efficiency Margin (A-B)/A	55.5%	58.9%	-340 bps

Purchases by Quarter
The following table summarizes the receivable portfolios we purchased by quarter, and the respective purchase prices and fair value (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2020	943	$1,703,022	$214,113
Q2 2020	754	1,305,875	147,939
Q3 2020	735	1,782,733	170,131
Q4 2020	558	1,036,332	127,689
Q1 2021	749	1,328,865	170,178
Q2 2021	612	1,151,623	142,728
Q3 2021	767	1,403,794	168,188
Q4 2021	861	1,888,198	183,435
Q1 2022	652	1,176,749	169,505
Q2 2022	768	1,849,188	173,007
Q3 2022	949	1,675,828	232,652
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Net cash provided by operating activities	$154,876	$211,990
Net cash (used in) provided by investing activities	(40,672)	312,808
Net cash used in financing activities	(140,692)	(564,673)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $154.9 million and $212.0 million during the nine months ended September 30, 2022 and 2021, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the investment in receivable portfolios.
Net cash used in investing activities was $40.7 million during the nine months ended September 30, 2022 and net cash provided by investing activities was $312.8 million during the nine months ended September 30, 2021. Receivable portfolio purchases, net of put-backs, were $569.0 million and $473.0 million during the nine months ended September 30, 2022 and 2021, respectively. Collection proceeds applied to the investment in receivable portfolios, were $567.8 million and $803.2 million during the nine months ended September 30, 2022 and 2021, respectively.
Financing Cash Flows
Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes.

Net cash used in financing activities was $140.7 million and $564.7 million during the nine months ended September 30, 2022 and 2021, respectively. Borrowings under our credit facilities were $637.3 million and $418.9 million during the nine months ended September 30, 2022 and 2021, respectively. Repayments of amounts outstanding under our credit facilities were $432.4 million and $714.0 million during the nine months ended September 30, 2022 and 2021, respectively. We paid $221.2 million and $161.0 million to settle our convertible senior notes using cash on hand and drawings under our Global Senior Facility during the nine months ended September 30, 2022 and 2021, respectively.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, after taking into account applicable debt covenants, was $535.3 million as of September 30, 2022.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and nine months ended September 30, 2022, we repurchased 457,244 and 1,280,857 shares of our common stock for approximately $25.9 million and $76.6 million, respectively. During the three and nine months ended September 30, 2021, the Company repurchased 854,002 and 1,976,857 shares of its common stock for approximately $40.7 million and $88.1 million, respectively. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of September 30, 2022, consisted of $19.9 million held by U.S.-based entities and $127.1 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $17.9 million as of September 30, 2022.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for a complete discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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
We have four cross-currency swap agreements with a total notional amount of €350.0 million (approximately $343.0 million based on an exchange rate of $1.00 to €1.02, the exchange rate as of September 30, 2022) that effectively convert interest and principal payments on 350.0 million of our Euro-denominated debt from Euro to U.S. dollar. The cross-currency derivative instruments have maturities of October 2023. As of September 30, 2022, the cross-currency swap agreements had a fair value liability position of $67.7 million. These swaps eliminate the foreign currency risk associated with the hedged portion of our Euro-denominated borrowings. If the U.S. dollar were to weaken or strengthen against the Euro by 5% as of September 30, 2022, the result would have a favorable or unfavorable effect on the cross-currency swap agreements’ fair value of approximately $18.1 million, respectively.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. As of September 30, 2022, we held two interest rate cap contracts with a total notional amount of approximately $783.0 million used to manage risk related to interest rate fluctuations. The interest rate cap instruments are designated as cash flow hedges and are accounted for using hedge accounting.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. The rates used in our variable interest-bearing debt are based LIBOR, or other index rates, which in certain cases are subject to a floor. A hypothetical 50 basis points increase in interest rates as of September 30, 2022 related to variable rate debt agreements not hedged by derivatives would have a negative impact on income before income taxes of approximately $3.2 million. Conversely, a hypothetical 50 basis points decrease in interest rates as of September 30, 2022 related to variable rate debt agreements not hedged by derivatives would have a positive impact on income before income taxes of approximately $4.7million.
As of September 30, 2022, our outstanding interest rate cap contracts had a fair value asset position of $40.3 million. If the market interest rates increased 50 basis points, the result would have a favorable effect on the interest rate cap’s fair value of approximately $6.1 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect on the interest rate cap’s fair value of approximately $6.0 million.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed no later than December 31, 2022.
Changes in Internal Control over Financial Reporting
During the quarter, the Company has increased control documentation of the qualitative adjustments applied to the Company’s estimates of future recoveries demonstrating precision, investigation and resolution performed during review. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11: Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, “Part II-Item 1A-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and “Part II-Item 1A-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
During the three months ended September 30, 2022, the Company repurchased 457,244 shares of our common stock for approximately $25.9 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended September 30, 2022, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
July 1, 2022 to July 31, 2022	125,723	$64.42	125,723	$119,997,793
August 1, 2022 to August 31, 2022	161,986	$57.50	161,986	$110,683,598
September 1, 2022 to September 30, 2022	169,535	$50.16	169,535	$102,179,722
Total	457,244	$56.68	457,244	$102,179,722
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

Item 5 – Other Information
On November 1, 2022, the Company entered into a Letter Agreement (the “Letter Agreement”) with Craig Buick, Chief Executive Officer of Cabot Credit Management, (who is based in the U.K.) in order to provide separation benefits to Mr. Buick consistent with benefits that are already provided to U.S. based executive officers of the Company through the Company’s Executive Separation Plan in the case of a termination without cause or a termination in connection with a change in control.
The Letter Agreement provides that, in addition to any amounts owed under Mr. Buick’s employment contract, if Mr. Buick’s employment is terminated by the Company without cause (as defined in the Executive Separation Plan), Mr. Buick would receive:
•payments equivalent to 12 months of salary;
•a pro-rata bonus based on (a) the number of full and partial months that he works (as opposed to being on garden leave or similar) during his notice period, and (b) achievement of the applicable performance conditions;
•a standard vesting continuation period of 12 months; and
•a lump sum payment equivalent to 24 months of the estimated costs of his private medical insurance.

The Letter Agreement also provides that, in addition to any amounts owed under Mr. Buick’s employment contract, if Mr. Buick’s employment is terminated by the Company without cause in connection with a change in control (as defined in the Executive Separation Plan), Mr. Buick would receive:
•a termination payment equivalent to 12 months of salary;
•a pro-rata bonus based on (a) the number of full and partial months that he works (as opposed to being on garden leave or similar) during his notice period, and (b) his target bonus;
•a payment equal to the greater of (a) his target bonus or (b) the bonus that would have been paid assuming actual year-to-date performance was annualized;
•vesting of equity-based compensation consistent with Section 10.4 of the Executive Separation Plan;
•a lump sum payment equivalent to 24 months of the estimated costs of his private medical insurance.
As a condition to receiving payments under the Letter Agreement, Mr. Buick must agree to a broad release and waiver of claims and would be subject to certain restrictions, including non-solicitation and non-competition restrictions.
A copy of the Letter Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference (and the foregoing description is qualified in its entirety by reference to such document).

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.2	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.1+	Letter Agreement, dated November 1, 2022, between Encore Capital Group, Inc. and Craig Buick (filed herewith)

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
+ Management contract or compensatory plan or arrangement

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

Date: November 2, 2022