Form 10-K
period 2022-12-31
ENCORE CAPITAL GROUP INC
filed 2023-02-22
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,361.2 million at June 30, 2022, based on the closing price of the common stock of $57.77 per share on such date, as reported by NASDAQ.
The number of shares of our Common Stock outstanding at February 16, 2023, was 23,322,669.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2023 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2022.

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
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”) we are a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates (collectively, “Cabot”) we are one of the largest credit management services providers in Europe and the United Kingdom. These are our primary operations.
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
Company Information
We were incorporated in Delaware in 1999. In June 2013, we completed our merger with Asset Acceptance Capital Corp., which was another leading provider of debt recovery solutions in the United States. In July 2013, by acquiring a majority ownership interest in the indirect holding company of CCM, we acquired control of CCM. In February 2014, CCM acquired Marlin Financial Group Limited, a leading acquirer of non-performing consumer debt in the United Kingdom. In August 2014, we acquired Atlantic Credit & Finance, Inc., which was a market leader in the United States in buying and collecting on freshly charged-off debt. In June 2015, CCM expanded in the United Kingdom by acquiring Hillesden Securities Ltd and its subsidiaries (“dlc”). In March 2016, we completed the divestiture of our membership interests in Propel Acquisition LLC and its subsidiaries, our tax lien business. In November 2017, CCM completed the acquisition of Wescot Credit Services Limited (“Wescot”), a leading UK contingency debt collection and BPO services company. In July 2018, we completed the purchase of all of the outstanding equity of CCM not owned by us. As a result, CCM became our wholly owned subsidiary.
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

Our Competitive Advantages
Analytic Strength. We believe that success in our business depends on our ability to establish and maintain an information and data advantage. Leveraging our database of financially-distressed consumers, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases.
We have been able to leverage over 20 years of data, insights, modeling and operational experience. Each year we purchase significant amounts of credit bureau and customized consumer data that describe account level and macroeconomic factors related to credit, savings, and payment behavior. This robust data accumulation from our collection channels and other sources supports our direct mail, call center and digital collection efforts and our market-leading proprietary scorecards for legal placements. We leverage these and other powerful statistical models to drive each collection activity.
We have made significant progress in developing our digital collection strategies, which we continue to optimize along with our collections websites. In developing our digital platform, we have allowed consumers to access account information, supporting documents and perform payments online. By leveraging direct mail, email, text messaging and search engines, we have bolstered data accumulation and collections payments through our digital platform. Innovation and investment in digital collection technology and speech analytics have enhanced our ability to collect and have enabled us to quickly adapt to changes in our operating environment, as they provide real-time insights that help optimize our interaction with consumers, as well as valuable information for training purposes.
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
At the core of our analytic approach is a focus on understanding our consumers’ willingness and ability to repay their financial obligations. In this effort, we apply tools and methods from statistics, economics, and management science across the full extent of our business. During portfolio valuation, we use internally developed proprietary statistical models that determine the likelihood and expected amount of collections from each consumer within a portfolio. Subsequently, the expectations for each account are aggregated to arrive at a portfolio-level liquidation model and a valuation for the entire portfolio is determined. During the collection process, we apply a number of proprietary operational frameworks to match our collection approach to an individual consumer’s predicted payment behavior.
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
Regulatory Expertise. Both the U.S. and UK markets have established regulatory systems and compliance requirements, which benefit scaled market participants such as Encore. Issuers of consumer debt sell charged-off receivables to a select group of trusted buyers, further necessitating a robust compliance and regulatory framework. As the cost of compliance increases, economies of scale are important to the provision of cost effective credit management services. Our established regulatory framework positions us well to capture new portfolios and realize cost-efficiencies.
Although MCM and Cabot both operate in developed and established credit markets, fundamental differences exist between the two from the standpoint of the regulatory approach being followed. The U.S. environment is governed by a rules-based approach that details specific rules on how the company should conduct operations when interacting with consumers. The UK landscape is principles-based in nature; outcomes and principles are set by the regulators. Parties under their purview are responsible for determining how to appropriately achieve the stated outcomes and principles. We have strategically structured our compliance infrastructure at MCM and Cabot to account for these key market-specific factors.

Many credit providers seek to do business with credit management companies that provide consistent, compliant and consumer-focused services to protect the credit provider’s own reputation. Encore’s established regulatory and compliance programs are a key differentiator that enables the Company to demonstrate its expertise to credit providers. MCM has achieved certification from all major U.S. issuers who sell their charged-off accounts to third parties. Cabot also maintains a leading track record of regulatory approval and was the first large UK-based credit management service company to receive full FCA authorization.
Strong Capital Stewardship. We continue to maintain a focus on raising and deploying capital prudently to maximize the return on our invested capital. Our operational scale and geographic diversification enable us to adjust to market trends and deploy capital to maximize risk-adjusted returns.
Operational Scale and Cost Efficiency. We are a market leader in portfolio purchasing and recovery in the United States and one of the largest credit management services providers in Europe. This operational scale combined with cost efficiency is central to our purchasing and collection strategies. We also experience considerable cost advantages stemming from our scale and focus on collecting in a cost-efficient manner. Our operations in India and Costa Rica contribute to achieving these efficiencies.
Our Strategy
Market Focus. We continue to concentrate on our core portfolio purchasing and recovery business in the U.S. and the UK markets in an effort to generate our highest risk-adjusted returns. We believe these markets have attractive structural characteristics including: (1) a large and consistent flow of purchasing opportunities; (2) a strong regulatory framework that creates advantages for firms with sufficient financial and operational capabilities; (3) a high degree of sophistication and data availability; and (4) stable long term returns and resilience in the event of macroeconomic disruption. In addition, we are strengthening our presence in Spain, France, Portugal and Ireland, each of which we believe shares a number of these same attractive market characteristics.
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
Balance Sheet Strength. We are focused on strengthening our balance sheet while delivering strong financial and operational results. This includes increasing our cash flow generation through efficient collection operations. Depending on our relative leverage, we may apply excess cash toward reducing our debt or, in circumstances in which we are operating within or below the lower end of our target leverage range, we may allocate capital toward share repurchases. Furthermore, we believe our global funding structure enhances access to capital markets and provides us with financial flexibility, particularly with respect to our ability to allocate capital to our markets with the best risk-adjusted returns. Depending on the capital markets, we consider additional financings to refinance debt or fund our operations and any potential acquisitions.
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
Formal approval process. Once we have determined the estimated value of the portfolio and have completed our qualitative due diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on an Internal Rate of Return (“IRR”), or declines to bid. Members of the investment committee vary based on the type, amount, IRR and jurisdiction of the purchase opportunity, but include our Chief Executive Officer and Chief Financial Officer for material purchases.
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
•Digital Collections. We have made significant progress in developing our digital strategies and continue to analyze and optimize our digital strategies and our collection website. Currently consumers can access their account information, view supporting documents and make payments through our website. We leverage direct mail, email, text messaging, and search engines to promote our digital channel to our consumers. Account managers in our call centers are also encouraged to make consumers aware of our digital channels including our website. We expect digital collections to increase as we continue to develop our digital strategies and more consumers become aware of the digital channel.
•Legal Action. We generally refer accounts for legal action when the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay their obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision whether or not to pursue collection litigation. Prior to engaging an external law firm (and throughout our engagement of any external law firm), we monitor and evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.
•Third-Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingent fee based on amounts they collect on our behalf. Generally, we use these agencies to service specialized account segments for which they can generate more collections than our internal call centers or can do so at a lower cost.
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
We employ a variety of collections strategies from the point of purchase, tailored to both the type of account and the consumer’s financial strength. For paying accounts, we seek to engage with the consumers to transfer their payment stream to us and understand their detailed financial situation. For non-paying accounts, we apply a segmentation framework tailoring our communication and contact intensity in line with our assessment of their credit bureau data, the size of their debt, our belief as to the consumer’s ability to pay their debt, and whether we have an existing relationship with them from other accounts. Where contact is made and consumers indicate both a willingness and ability to pay, we create tailor-made payment plans to suit the consumer’s situation. In doing so, we utilize UK regulatory protocols to assess affordability and ensure their plan is fair, balanced and sustainable. Where we identify consumers with an ability to pay but who appear to be unwilling to pay their debt due, we pursue a range of collections strategies, which may include litigation processes in order to stimulate engagement and enable us to agree to a suitable plan. Scoring is applied in conjunction with manual selection criteria to determine whether litigation might be an option, also informing any enforcement action that may be deemed most appropriate to the consumer’s situation. Relationships with consumers are maintained through the duration of the payment plan, seeking to review plans at least annually in order to take into account fluctuations in consumers’ financial situations. Again, scoring is used to vary the intensity of contact effort, mirroring the likelihood of a consumer’s financial situation having changed. In the event that a consumer breaks their plan, segmentation is used to tailor the communication and contact intensity as we seek to re-engage with the consumer and understand the reason for the break. By understanding the reason for the break we can tailor the solutions we recommend to rehabilitate the plan and put the consumer back on the path to financial recovery. In this way, we have built strong relationships with our consumer base, reflected in exceptional customer service scores.
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
Seasonality
Customer payment patterns in the countries in which we operate can be affected by dynamics that occur on a seasonal basis including income tax refunds, holiday spending habits and certain employment trends. Collections in the United States have historically tended to be somewhat higher in the first three calendar quarters than in the fourth calendar quarter.
Compliance and Enterprise Risk Management
We have established a compliance management system framework, operational procedures, and governance structures to enable us to conduct business in accordance with applicable rules, regulations, and guidelines. Our philosophy rests on well-established risk management principles including a model leveraging three lines of defense. Our first line of defense consists of business lines or other operating units, whose role is to own and manage risks and associated mitigating controls. Our second line of defense is comprised of strong compliance and enterprise risk management functions, who ensure that the business maintains policies and procedures in compliance with existing laws and regulations, advise the business on assessing risk and strengthening controls, and provide additional, related support. These second-line functions facilitate oversight by our management and Board of Directors and are responsible for promoting compliance with applicable laws and regulations, assisting in formulating and maintaining policies and procedures, and engaging in training, risk assessments, testing, monitoring, complaint response, compliance audits and corrective actions. Our third line of defense is provided by our internal audit function, providing independent assurance that both first and second line functions are performing their roles appropriately within the context of our framework.
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
Information Technology
Our Technology. We strive to utilize best of breed technologies throughout our business from our core collection platforms and decision engines to our enterprise wide predictive dialer capability. Using these industry leading platforms in conjunction with certain company-specific integrations, provides us with an overall solution that enables us to both interact with consumers in their preferred manner, such as telephone calls, texts, email, web chat, etc., as well as monitor such consumer interactions for compliance with applicable rules and regulations.
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
In addition to the FDCPA, the federal laws that directly or indirectly apply to our business (including the regulations that implement these laws) include, but are not limited to, the following:

•Dodd-Frank Act, including the Consumer Financial Protection Act (Title X of the Dodd-Frank Act, “CFPA”)	•Servicemembers’ Civil Relief Act
•Electronic Fund Transfer Act and the CFPB’s Regulation E	•Telephone Consumer Protection Act (“TCPA”)
•Equal Credit Opportunity Act and the CFPB’s Regulation B	•Truth In Lending Act and the CFPB’s Regulation Z
•Fair Credit Billing Act	•U.S. Bankruptcy Code
•Fair Credit Reporting Act (“FCRA”) and the CFPB’s Regulation V	•Health Insurance Portability and Accountability Act
•Federal Trade Commission Act (“FTCA”)	•Credit CARD Act
•Gramm-Leach-Bliley Act and the CFPB’s Regulation P	•Foreign Corrupt Practices Act

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
The CFPB has broad authority to prevent unfair, deceptive, or abusive acts or practices by issuing regulations or by using its enforcement authority without first issuing regulations. State Attorneys General and state financial regulators also have authority to enforce the CFPA’s general prohibitions against unfair, deceptive, or abusive acts or practices, as well as state-specific prohibitions against unfair or deceptive acts or practices. Additionally, the FTCA prohibits unfair and deceptive acts or practices in connection with a trade or business and gives the FTC enforcement authority to prevent and redress violations of this prohibition. The broad authority of these regulators has increased the potential consequences of noncompliance with federal consumer financial law.
The CFPB’s authority enables it to conduct hearings, adjudication proceedings, and investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has authority to impose monetary penalties for violations of applicable federal consumer financial laws (including the CFPA, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices, and pursue enforcement actions. The CFPB also has authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. The CFPB has been active in its supervision of, and examination and enforcement activities related to, financial services companies generally, including bringing enforcement actions, imposing fines and mandating large refunds to customers of several financial institutions for various practices.
The CFPB and the FTC continue to devote substantial attention to the debt collection industry, and have brought multiple investigations and enforcement actions against debt collectors for alleged violations of the FDCPA and other applicable laws. Continued regulatory scrutiny by the CFPB and the FTC over debt collection practices may result in additional investigations and enforcement actions against the debt collection industry.
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
Additionally, we are subject to ancillary state Attorney General investigations related to similar debt collection practices. We have entered into various settlement agreements with the Attorneys General of certain U.S. states in connection with our debt collection and litigation practices.
In November 2021, the CFPB final rules in the form of a new Regulation F that implement the Fair Debt Collection Practices Act became effective. Regulation F restates and clarifies prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers, limits relating to telephonic communications, consumer disclosures and credit reporting.
In addition, the CFPB has issued guidance in the form of bulletins, interpretive rules, and advisory opinions on debt collection and credit furnishing activities generally, including those related to:
•representations regarding credit reports and credit scores during the debt collection process;
•the application of the CFPA’s prohibition of unfair, deceptive, or abusive acts or practices on debt collection;
•the risks that in-person collection of consumer debt may create in violating the FDPCA and CFPA;
•the scope of state attorney generals’ enforcement authority under the CFPA and the FCRA; and
•the collection of fees associated with certain accounts.

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
Our activities are also subject to federal and state laws concerning identity theft, data privacy, and cybersecurity. The Gramm-Leach-Bliley Act and its implementing regulations, including the new FTC “Safeguards Rule,” require us generally to protect the confidentiality of our consumers’ nonpublic personal information and to disclose to our consumers our privacy policy and practices, including those regarding sharing consumers’ nonpublic personal information with third parties. In addition, the FCRA requires us to prevent identity theft and to securely dispose of consumer credit reports. Certain state laws impose similar or stricter privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, consumer reporting agencies, businesses and governmental agencies. The applicable regulatory framework for privacy and cybersecurity issues is evolving and uncertain. For example, the California Privacy Rights Act (“CPRA”), which became operative on January 1, 2023 and amends and expands the California Consumer Privacy Act (“CCPA”), imposes more stringent requirements on certain businesses with respect to consumer and employee data privacy in California. These laws include provisions that give California residents and employees expanded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used. Compliance with any new or developing privacy laws in the United States, including any state or federal laws, may require significant resources and subject us to a variety of regulatory and private sanctions.
In addition to the federal statutes detailed above, many states have general consumer protection statutes, laws, regulations, or court rules that apply to debt purchasing and collection. In a number of states and cities, we must maintain licenses to perform debt collection activities and must satisfy ongoing compliance and bonding requirements. It is our policy to comply with all applicable licensing, compliance and bonding requirements. Our failure to comply with existing requirements, changing interpretations of existing requirements, or adoption of new requirements, could subject us to a variety of regulatory and private sanctions. These could include license suspension or revocation; orders or injunctive relief, including orders providing for rescission of transactions or other affirmative relief; and monetary relief, including restitution, damages, fines and/or penalties. In addition, failure to comply with state licensing and compliance requirements could restrict our ability to collect in certain states, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.
State laws may also, among other things, limit the amounts we may garnish from a consumer in enforcing a judgement, limit the ways in which we can contact a consumer, limit the time in which we may file legal actions, and require specific account information for certain collection activities. By way of example, Washington D.C. passed the “Protecting Consumers from Unjust Debt Collection Practices Amendment Act of 2021” which went into effect January 2023. The law, among other things, requires both debt buyers and debt collectors operating in Washington D.C. to have in their possession specific account information before debt collection efforts can begin and has contact limitations more restrictive than the CFPB. In addition, other state and local requirements and court rulings in various jurisdictions may also affect our ability to collect.
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
The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. In July 2022, the FCA published its new Consumer Duty, which aims to provide a higher level of consumer protection in retail financial markets and combines existing consumer treatment requirements with enhanced standards by requiring firms to act to deliver good outcomes for customers. Implementation of the new requirements is required by July 2023. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase via requirements such as the Consumer Duty. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources in our compliance governance framework.
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
Ireland. The regulatory regime in Ireland has been subject to significant changes in recent years. In July 2015, the Irish Parliament introduced the Consumer Protection (Regulation of Credit Servicing Firms) Act 2015 (as amended, the “2015 Act”), which requires credit servicing firms to be regulated by the Central Bank of Ireland to ensure regulatory protection for consumers following the sale of consumer loan portfolios to unregulated entities. Cabot Financial (Ireland) Limited is authorized by the Central Bank of Ireland under Part V of the Central Bank Act 1997 as amended by the 2015 Act as a Credit Servicing Firm. As a result, Cabot Financial (Ireland) Limited (“CFI”) is authorized as a Credit Servicing firm with the Central Bank of Ireland (“CBI”), which means that it is subject to the provisions of Irish financial services law and consumer protection codes, and is within the CBI’s supervisory and enforcement regime. CFI also provides credit servicing and collection activities to various other financial institutions, and in the provision of such services, is also required to ensure compliance with these codes through its contractual agreements. CBI also maintains a register of pre-approved controlled functions within CFI and has powers to act where individuals fail to meet the required standards of conduct. These powers are due to be further strengthened with the introduction of the Individual Accountability Regime (“IAF”) in 2023, which is expected to align to the UK’s SMCR. The IAF will introduce common standards for staff, a senior executive accountability regime for individuals occupying prescribed functions, enhance the CBI’s current fitness and probity regime and create a unified enforcement process to sanction any breaches of the conduct standards.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit.” The United Kingdom formally exited the European Union on January 31, 2020. The EU-UK Trade and Cooperation Agreement – a key agreement that governs the relationship after Brexit – entered into force in May 2021. During 2022 negotiations on the future partnership continued with an aim to improve the clarity on post-Brexit positions on trade arrangements and cross-border investments. Talks between the UK and the EU continue on how to implement post-Brexit arrangements. Nevertheless there remains ongoing risks resulting from a lack of clarity, which could potentially undermine bilateral cooperation and disrupt trade (including in the financial services sector) between the UK and the EU.
In October 2021 the Non Performing Loan Directive (“NPL Directive”) was approved by the European Council with the implementation period commencing in December 2021. The purpose of the NPL Directive is to help develop an efficient, transparent and consistent secondary loan marketplace across Europe. The NPL Directive does not impact the UK-based business and the full impact of the legislation on our business in Europe will be assessed over the coming months and will depend on current local regulatory regimes and the extent that the legislation is adopted by local governments. Implementation of the NPL Directive is required by December 31, 2023. Several EU countries have opened consultation on transposing the EU NPL Directive.
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
Human Capital Management
As of December 31, 2022, we had approximately 6,900 employees, of which approximately 18% were in the United States and 82% were in our international locations. We have no employees in North America represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in Spain, France and the United Kingdom who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are positive.
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

Commitment to Values and Ethics
We are committed to ensuring fundamental human rights across our business and in each region. In 2022, we published a Global Human Rights Policy that outlines our commitment to respect and promote human rights in accordance with internationally recognized human rights standards. This policy details our actions concerning human rights, such as providing fair and competitive compensation, benefits and hours to our colleagues, freedom of association and collective bargaining, and our zero-tolerance policy for harassment and discrimination.
We also hold our employees to the ethical practices and decision making as guided by our Standards of Business Conduct, which embody Encore’s Mission, Vision and Values, provide guidance on specific behaviors, and set the foundation for ethical decision making. Our Standards of Business Conduct reflect our commitment to operating in a fair, honest, responsible and ethical manner and provide direction for reporting complaints in the event of alleged violations of our policies (including through our Employee Compliance Hotline).
Diversity and Inclusion
At Encore, we are committed to cultivating an inclusive culture that reflects our consumers and our communities, where our actions and mindset ensure every individual can thrive. We see advancing diversity and inclusion as a journey that we will continually work on to build a better Encore for our employees and other stakeholders. We value diverse viewpoints and inclusive experiences and strive for balanced representation in our overall organization. We foster a culture of respect and inclusion in various ways, including offering unconscious bias and diversity training, tracking gender diversity, and celebrating diversity through global cultural appreciation initiatives. As of December 31, 2022, approximately 49% of our total workforce were women.
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
Risks Related to Our Business and Industry
An outbreak of a contagious disease, such as the COVID-19 pandemic, or other public health emergency could materially impact our business and results of operations.
The COVID-19 pandemic and resulting containment measures caused economic and financial disruptions that adversely affected our business and results of operations. Other public health emergencies could also affect our business and results of operations and any impact would depend on future developments that we are not able to predict, including the duration, spread and severity of the public health emergency; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy; and how quickly and to what extent normal economic and operating conditions resumed.
The COVID-19 pandemic and resulting containment measures contributed to among other things:
•Adverse impacts on our daily business operations and our ability to perform necessary business functions, including as a result of illness or as a result of restrictions on movement, which caused delays in collections;
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
•Impacts on the court system and the legal process, which impacted our ability to collect through the litigation process;
•Adverse impacts on third-party service providers;
•Impacts on capital and credit market conditions;
•Increased spending on business continuity efforts; and
•An increased risk of an information or cyber security incident, fraud or a failure in the effectiveness of our compliance programs due to, among other things, an increase in remote work.
Other public health emergencies could have similar or more significant impacts on our business and results of operations and could heighten many of the other risks described in this “Risk Factors” section.
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
•increased exposure to U.S. laws that apply abroad, such as the Foreign Corrupt Practices Act, and exposure to other anti-corruption laws such as the UK Bribery Act;
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
The United Kingdom’s withdrawal from the European Union could have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the United Kingdom held a referendum in which voters approved the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit.” The United Kingdom formally exited the European Union on January 31, 2020. The EU-UK Trade and Cooperation Agreement – a key agreement that governs the relationship after Brexit – entered into force in May 2021. During 2022, negotiations on the future partnership continued with an aim to improve the clarity on post-Brexit positions on trade arrangements and cross-border investments. Talks between the United Kingdom and the European Union continue on how to implement post-Brexit arrangements. Nevertheless there remains ongoing risks resulting from a lack of clarity, which could potentially undermine bilateral cooperation and disrupt trade (including in the financial services sector) between the United Kingdom and the European Union.
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
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, extensive laws and regulations directly apply to key portions of our business. These laws and regulations are also subject to review from time to time and may be subject to significant change. Changes in laws and regulations applicable to our operations, or the manner in which they are interpreted or applied, could limit our activities in the future or could significantly increase the cost of regulatory compliance. These negative effects could result from changes in collection laws and guidance, laws related to credit reporting, consumer bankruptcy laws, laws related to the management and enforcement of consumer debt, court and enforcement procedures, the statute of limitation for debts, accounting standards, taxation requirements, employment laws, communications laws, data privacy and protection laws, anti-bribery and corruption laws and anti-money laundering laws. For example, in November 2021, the CFPB final rules in the form of a new Regulation F that implement the Fair Debt Collection Practices Act became effective. Regulation F restates and clarifies prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt as discussed in more detail under “Part I - Item 1—Business - Government Regulation.”
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
Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling receivables to us, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results. For example, on September 8, 2020, the CFPB filed a lawsuit alleging that Encore and certain of our U.S. subsidiaries had violated a consent order (the “2015 Consent Order”) pursuant to which we had previously settled allegations raised by the CFPB arising from practices during the period between 2011 and 2015. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. On October 15, 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment requires us to, among other things: (1) continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices; (2) pay a $15.0 million civil monetary penalty; and (3) provide redress of approximately $9,000 to 14 affected consumers, which is in addition to approximately $70,000 of redress that the Company had previously voluntarily provided.
In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance.
Our operations outside the United States are subject to foreign and U.S. laws and regulations that apply to our international operations, including GDPR, the UK Consumer Credit Act, the Foreign Corrupt Practices Act, the UK Bribery Act and other local laws prohibiting corrupt payments to government officials. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, prohibitions on the conduct of our business and reputational damage.

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
As described in greater detail in “Note 6: Borrowings” to our consolidated financial statements, as of December 31, 2022, our total long-term indebtedness outstanding was approximately $2.9 billion. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
In the future, we may sell additional shares of our common stock or other equity or equity-related securities to raise capital or issue equity securities to finance acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes and exchangeable notes. We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.
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
Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include advance notice provisions, limitations on actions by our stockholders by written consent and special approval requirements for transactions involving interested stockholders. We are authorized to issue up to five million shares of preferred stock, the relative rights and preferences of which may be fixed by our Board of Directors, subject to the provisions of our articles of incorporation, without stockholder approval. The issuance of preferred stock could be used to dilute the stock ownership of a potential hostile acquirer. The provisions that discourage potential acquisitions of us and adversely affect the voting power of the holders of common stock may adversely affect the price of our common stock.
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
If we cannot successfully recruit and retain key employees and workers, or if we experience the unexpected loss of those employees, our operations may be negatively affected. In addition, cost inflation may require us to enhance our compensation in order to compete effectively in the hiring and retention of employees.
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

An impairment of goodwill could negatively impact our financial results.
We have a significant amount of goodwill. Goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. The goodwill test compares the fair value for each of our reporting units to its associated carrying value. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
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
In our Annual Report on Form 10-K for the year ended December 31, 2021, we reported a material weakness in internal control related to the determination of certain qualitative factors applied to our estimates of future recoveries within our Midland Credit Management operating unit. During 2022 we completed the remedial measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2022. For a discussion of our internal controls over financial reporting and a description of the remediation of the material weakness, see “Part II, Item 9A Controls and Procedures” of this Annual Report on Form 10-K. Completion of the remediation does not provide assurance that our remediation or other controls will continue to operate properly. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. Any such failures could have a material adverse effect on our financial results and investor confidence and the market for our common stock.

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
The closing price of our common stock on February 16, 2023, was $56.89 per share and there were 24 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2017 through December 31, 2022, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group consisting of B2Holding, Hoist Finance, Intrum, Kruk and PRA Group, Inc. which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2017, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Encore Capital Group, Inc., the NASDAQ Composite Index,
and Peer Group

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Encore Capital Group, Inc.
NASDAQ Composite Index
Peer Group

	12/17	12/18	12/19	12/20	12/21	12/22
Encore Capital Group, Inc.	$100.00	$55.82	$83.99	$92.52	$147.53	$113.86
NASDAQ Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Peer Group	$100.00	$61.87	$78.85	$75.79	$92.33	$61.02
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
Share Repurchases
In August 2015, our Board of Directors approved a $50.0 million share repurchase program. In May 2021, we announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. During the three months ended December 31, 2022, we repurchased 216,327 shares of our common stock for approximately $10.3 million under the share repurchase program. Our practice is to retire the shares repurchased.
The following table presents information with respect to purchases of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2022 to October 31, 2022	185,029	$47.33	185,029	$93,422,300
November 1, 2022 to November 30, 2022	31,298	47.80	31,298	91,926,255
December 1, 2022 to December 31, 2022	—	—	—	91,926,255
Total	216,327	47.40	216,327

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
Encore Capital Group, Inc. (“Encore”) has three business units: MCM, which consists of Midland Credit Management, Inc. and its subsidiaries and domestic affiliates; Cabot, which consists of Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates, and LAAP, which is comprised of our investments and operations in Latin America and Asia-Pacific.
MCM (United States)
Through MCM, we are a market leader in portfolio purchasing and recovery in the United States.
Cabot (Europe)
Through Cabot, we are one of the largest credit management services providers in Europe and the United Kingdom. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), and contingent collections, including through Wescot Credit Services Limited (“Wescot”), a leading UK contingency debt collection and BPO services company.
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

Macroeconomic Update
During 2021, excess consumer liquidity resulting from the COVID-19 pandemic led to consumer behavior (particularly in the U.S.) that contributed to record collections. Similarly, as reported by leading financial industry publications, excess consumer liquidity resulted in lower levels of delinquencies and charge offs for leading lenders. As a result, 2021 was a period of decreased supply and competitive pricing.
During 2022, consumer behavior in the U.S. that contributed to record collections in 2021 normalized, particularly in the second half of the year. Delinquencies, charge offs and market supply remained at lower levels primarily for the first half of the year, resulting in pressure on portfolio pricing. As the year progressed, we began to see signs of increased delinquencies and charge offs in the U.S., which we believe contributed to an increase in portfolio supply. Portfolio pricing in the U.S. in the fourth quarter began to soften, while pricing in the U.K. and Europe remained competitive. We believe that the current pricing environment does not yet reflect increased funding costs that have resulted from higher interest rates.
Throughout 2022 we have noted higher interest rates, elevated levels of inflation, agent staffing challenges as a result of the tight labor market and large foreign exchange rate fluctuations. Higher interest rates will impact funding costs for market participants. However, we believe increased supply will lead to improved portfolio pricing over time. Inflation has put pressure on wages and other costs. We are taking action to control our cost base, including a headcount reduction in support functions at Cabot that we expect will lead to an approximately $4 million pre-tax charge in the first quarter of 2023. We cannot predict the full extent these macroeconomic factors may have on our business, results of operations and financial condition due to numerous evolving factors. See “Part I - Item 1A- Risk Factors” in this Annual Report on Form 10-K.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the fourth quarter began to soften as a result of increased supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive continued growth in supply. Lending has now surpassed pre-pandemic levels in the U.S. and we have started to see an increase in portfolio supply.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and increasing cost of capital. We believe this favors larger participants, like MCM, because the larger market participants are better able to adapt to these pressures and commit to larger forward flow agreements and fluctuating volumes.
Cabot (Europe)
The UK market for charged-off portfolios prior to the COVID-19 pandemic generally provided a relatively consistent pipeline of opportunities, despite a historically low level of charge-off rates, as creditors have embedded debt sales as an integral part of their business models and consumer indebtedness has continued to grow since the financial crisis. An increasing amount of volume is sold in multi-year forward flow arrangements.
The Spanish debt market continues to be one of the largest in Europe with significant debt sales activity and an expectation of a significant amount of debt to be sold and serviced in the future. Additionally, financial institutions continue to experience both market and regulatory pressure to dispose of non-performing loans, which should continue to provide debt purchasing opportunities in Spain.
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
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
MCM (United States)	$556,000	$408,741	$542,973
Cabot (Europe)	244,507	255,788	116,899
Total purchases of receivable portfolios	$800,507	$664,529	$659,872
In the United States, capital deployment increased during the year ended December 31, 2022, as compared to 2021. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. are returning to pre-pandemic levels as supply increases. Capital deployment decreased for the year ended December 31, 2021, as compared to 2020, primarily due to a decrease in supply and maintaining our pricing discipline.
In Europe, capital deployment decreased during the year ended December 31, 2022, as compared to 2021. The decrease was primarily due to the unfavorable impact from foreign currency translation driven by the strengthening of the U.S. dollar against the British Pound. Portfolio purchases in Europe remain below pre-pandemic average levels. In the UK, bank delinquencies remain at relatively low levels, and the level of outstanding unsecured consumer borrowings, while increasing, is still below pre-pandemic levels. European capital deployment increased for the year ended December 31, 2021, as compared to 2020. The increase was primarily the result of significantly lower capital deployment during 2020 driven by limited supply of portfolios and a continuation of our disciplined purchasing process.
During the years ended December 31, 2022, 2021, and 2020, we also invested $39.3 million, $17.1 million, and $1.5 million in REO assets, respectively.

Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our purchased receivables: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collections agencies to whom we pay a fee or commission. We utilize this channel to supplement capacity in our internal call centers, to service accounts in regions where we do not have collections operations or for accounts purchased where we maintain the collection agency servicing relationship. The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
MCM (United States):
Call center and digital collections	$772,728	$971,459	$941,682
Legal collections	581,078	662,810	573,510
Collection agencies	1,126	7,429	13,750
Subtotal	1,354,932	1,641,698	1,528,942
Cabot (Europe):
Call center and digital collections	203,378	259,666	245,762
Legal collections	193,348	203,339	165,249
Collection agencies	156,545	181,974	142,935
Subtotal	553,271	644,979	553,946
Other geographies:	3,334	20,682	28,960
Total collections from purchased receivables	$1,911,537	$2,307,359	$2,111,848
Gross collections from purchased receivables decreased by $395.8 million, or 17.2%, to $1,911.5 million during the year ended December 31, 2022, from $2,307.4 million during the year ended December 31, 2021. The decrease of collections in the United States was primarily a result of an unusually high level of collections in 2021 resulting from changes in consumer behavior during the COVID-19 pandemic. The decrease was also a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The changes in consumer behavior that resulted from the impacts of the COVID-19 pandemic, while more prevalent a year ago, continued through the first half of 2022. We believe the pandemic-related drivers of this changed behavior have normalized. The decrease in collections from purchased receivables in Europe was primarily due to the unfavorable impact from foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound. In addition, continuing labor market tightness in the UK affected agent staffing levels and, consequently, mildly impacted collections for the year.
Gross collections from purchased receivables increased $195.5 million, or 9.3%, to $2,307.4 million during the year ended December 31, 2021, from $2,111.8 million during the year ended December 31, 2020. The increase of collections in the United States was primarily driven by changes in consumer behavior during the COVID-19 pandemic, an increase in legal channel collections and our continued effort in improving liquidation. We were frequently being called upon by our consumers to assist them with their financial recovery through inbound calls and online digital interaction. The large volume of consumer contact resulted in a significant increase in collections and improved our operating efficiency. The increase in collections from purchased receivables in Europe was primarily due to reduced collections in the prior year resulting from the impacts of the COVID-19 pandemic and the favorable impact from foreign currency translation, primarily by the weakening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, adjusted by net allowances, were as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2022		2021		2020
Revenues
Revenue from receivable portfolios	$1,202,361	85.9%	$1,287,730	79.8%	$1,374,717	91.5%
Changes in recoveries	93,145	6.7%	199,136	12.3%	7,246	0.5%
Total debt purchasing revenue	1,295,506	92.6%	1,486,866	92.1%	1,381,963	92.0%
Servicing revenue	94,922	6.8%	120,778	7.5%	115,118	7.7%
Other revenues	7,919	0.6%	6,855	0.4%	4,319	0.3%
Total revenues	1,398,347	100.0%	1,614,499	100.0%	1,501,400	100.0%
Operating expenses
Salaries and employee benefits	375,135	26.8%	385,178	23.9%	378,176	25.2%
Cost of legal collections	217,944	15.6%	254,280	15.7%	239,071	15.9%
General and administrative expenses	145,798	10.4%	137,695	8.6%	149,113	9.9%
Other operating expenses	111,234	8.0%	106,938	6.6%	108,944	7.3%
Collection agency commissions	35,568	2.5%	47,057	2.9%	49,754	3.3%
Depreciation and amortization	50,494	3.6%	50,079	3.1%	42,780	2.8%
Total operating expenses	936,173	66.9%	981,227	60.8%	967,838	64.4%
Income from operations	462,174	33.1%	633,272	39.2%	533,562	35.6%
Other expense
Interest expense	(153,308)	(11.0)%	(169,647)	(10.5)%	(209,356)	(14.0)%
Loss on extinguishment of debt	—	—%	(9,300)	(0.6)%	(40,951)	(2.7)%
Other income (expense)	2,123	0.1%	(17,784)	(1.1)%	(357)	—%
Total other expense	(151,185)	(10.9)%	(196,731)	(12.2)%	(250,664)	(16.7)%
Income before income taxes	310,989	22.2%	436,541	27.0%	282,898	18.9%
Provision for income taxes	(116,425)	(8.3)%	(85,340)	(5.2)%	(70,374)	(4.7)%
Net income	194,564	13.9%	351,201	21.8%	212,524	14.2%
Net income attributable to noncontrolling interest	—	0.0%	(419)	(0.1)%	(676)	(0.1)%
Net income attributable to Encore Capital Group, Inc. stockholders	$194,564	13.9%	$350,782	21.7%	$211,848	14.1%

Comparison of Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2021 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
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
Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to our adoption of the accounting standard for Financial Instruments - Credit Losses (“CECL”) in January 2020. We did not establish a negative allowance for these pools as we elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of these legacy pools. Similar to how we treated ZBA collections prior to the adoption of CECL, all subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in revenue from receivable portfolios in our consolidated statements of income.
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

The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue recognized from portfolio basis	$1,169,010	$1,240,656	$(71,646)	(5.8)%
ZBA revenue	33,351	47,074	(13,723)	(29.2)%
Revenue from receivable portfolios	1,202,361	1,287,730	(85,369)	(6.6)%

Recoveries above forecast	29,253	326,006	(296,753)	(91.0)%
Changes in expected future recoveries	63,892	(126,870)	190,762	(150.4)%
Changes in recoveries	93,145	199,136	(105,991)	(53.2)%
Debt purchasing revenue	1,295,506	1,486,866	(191,360)	(12.9)%

Servicing revenue	94,922	120,778	(25,856)	(21.4)%
Other revenues	7,919	6,855	1,064	15.5%
Total revenues	$1,398,347	$1,614,499	$(216,152)	(13.4)%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by approximately $42.3 million due to foreign currency translation, primarily as a result of the strengthening of the U.S. dollar, against the British Pound by approximately 11.6%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
The decrease in revenue recognized from portfolio basis during the year ended December 31, 2022 as compared to the year ended December 31, 2021, other than resulting from the unfavorable impact from foreign currency translation discussed above, was primarily due to lower portfolio basis (i.e., a lower investment in receivable balance) driven by a lower volume of purchases in recent periods.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections were above projected cash recoveries in the first half of 2022 but the over-performance was partially offset by the under-performance in the second half of 2022. In previous periods we had experienced an unusually high level of collections resulting from changes in consumer behavior in the United States during the COVID-19 pandemic in addition to improvements in collections capabilities, and therefore increased expected future cash recoveries for certain pool groups. The pandemic-related drivers of this changed behavior have normalized in recent quarters, and for the second half of 2022, collections under-performed the revised projected cash recoveries and therefore reduced the collections over-performance for the year ended December 31, 2022 to approximately $29.3 million.
When reassessing the forecasts of expected lifetime recoveries during the year ended December 31, 2022, management considered, among other factors, historical and current collection performance, changes in consumer behaviors, and macroeconomic environment. We update our expected future recovery each quarter, the re-evaluations resulted in a net positive change in expected future recoveries in the first half of 2022, however, due to collection under-performance we started to experience in the second half of the year, during the three months ended December 31, 2022, we reduced our future estimated collections by approximately 1.5%, which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $64.0 million for the quarter. This negative change in expected recoveries recognized in the fourth quarter reduced the positive change in expected recoveries previous recorded and resulted in a total net positive change of expected future recoveries of approximately $63.9 million during the year ended December 31, 2022.

Recoveries above forecast were approximately $326.0 million during the year ended December 31, 2021, primarily due to changes in consumer behavior during the COVID-19 pandemic. Despite the collections over-performance, we recorded approximately $126.9 million in net negative change in expected future period recoveries during the year ended December 31, 2021, primarily based on our assumption that the majority of the over-performance was due to acceleration in the timing of collections rather than an increase to total expected future recoveries.
The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2022			As of December 31, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$33,317	$33,317	$—	$—	—%
2011	18,425	16,490	1,745	1,328	88.6%
2012	20,173	17,031	3,184	3,090	42.0%
2013	43,687	44,642	(3,503)	7,400	40.5%
2014	25,212	16,400	5,244	19,351	6.7%
2015	25,655	13,960	1,530	26,369	3.9%
2016	51,650	28,222	3,519	46,633	4.1%
2017	85,348	52,769	3,275	62,577	5.5%
2018	144,566	73,850	30,015	128,965	3.9%
2019	256,444	130,768	62,008	236,904	3.8%
2020	311,573	148,651	83,962	281,325	3.7%
2021	240,605	160,520	(19,221)	280,247	3.9%
2022	98,277	79,830	7,251	542,063	3.1%
Subtotal	1,354,932	816,450	179,009	1,636,252	4.0%
Europe:
ZBA	34	34	—	—	—%
2013	68,938	59,888	(12,516)	137,297	3.2%
2014	65,156	49,286	3,070	127,791	3.0%
2015	42,640	30,477	(2,377)	95,343	2.5%
2016 (1)	40,200	30,292	(5,771)	81,618	2.8%
2017	61,762	38,988	(27,217)	138,529	1.9%
2018	61,691	39,718	(23,906)	179,646	1.6%
2019	63,607	38,051	(5,338)	148,997	1.9%
2020	45,757	28,083	3,253	93,273	2.2%
2021	66,529	46,451	(12,637)	188,975	1.9%
2022	36,957	24,643	(2,425)	227,353	1.6%
Subtotal	553,271	385,911	(85,864)	1,418,822	2.1%
Other geographies:(2)
All vintages	3,334	—	—	33,187	—%
Subtotal	3,334	—	—	33,187	—%
Total	$1,911,537	$1,202,361	$93,145	$3,088,261	3.1%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Year Ended December 31, 2021			As of December 31, 2021
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$44,098	$44,098	$—	$—	—%
2011	24,216	17,680	6,358	1,517	88.6%
2012	24,941	17,904	6,057	3,048	42.0%
2013	58,776	48,451	10,571	9,951	40.5%
2014	34,896	22,801	1,096	22,921	6.7%
2015	42,774	20,914	5,642	36,544	3.9%
2016	87,717	39,458	17,015	66,606	4.1%
2017	144,243	72,660	25,636	92,180	5.4%
2018	228,919	100,124	33,363	170,489	3.8%
2019	400,250	173,946	59,235	301,489	3.8%
2020	430,514	194,623	101,747	360,847	3.7%
2021	120,354	81,490	13,528	381,590	3.9%
Subtotal	1,641,698	834,149	280,248	1,447,182	4.4%
Europe:
ZBA	96	95	—	—	—%
2013	93,907	80,836	(38,919)	178,115	3.2%
2014	84,169	63,648	(17,446)	157,691	3.0%
2015	57,758	40,064	(10,741)	122,000	2.4%
2016 (1)	50,980	40,117	(7,321)	107,202	2.8%
2017	86,107	54,248	(15,455)	207,560	1.9%
2018	80,629	53,443	(23,720)	246,573	1.6%
2019	88,448	50,465	(2,676)	198,269	1.8%
2020	59,803	33,962	22,121	118,991	2.3%
2021	43,082	28,161	9,347	240,890	1.9%
Subtotal	644,979	445,039	(84,810)	1,577,291	2.2%
Other geographies: (2)
All vintages	20,682	8,542	3,698	41,080	—%
Subtotal	20,682	8,542	3,698	41,080	—%
Total	$2,307,359	$1,287,730	$199,136	$3,065,553	3.3%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis subsequent to the sale of our investments in Colombia and Peru in August 2021. Annual pool groups for other geographies have been aggregated for disclosure purposes.
The decrease in servicing revenues during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily attributable to reduced service demand from BPO clients and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
Other revenues increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily driven by the increased sale of real estate assets. The increase was partially offset by the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and the Euro.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	$ Change	$ Change
Salaries and employee benefits	$375,135	$385,178	$(10,043)	(2.6)%
Cost of legal collections	217,944	254,280	(36,336)	(14.3)%
General and administrative expenses	145,798	137,695	8,103	5.9%
Other operating expenses	111,234	106,938	4,296	4.0%
Collection agency commissions	35,568	47,057	(11,489)	(24.4)%
Depreciation and amortization	50,494	50,079	415	0.8%
Total operating expenses	$936,173	$981,227	$(45,054)	(4.6)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by approximately $38.1 million due to foreign currency translation, primarily as a result of the strengthening of the U.S. dollar against the British Pound by approximately 11.6% for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The decrease in salaries and employee benefits during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following reasons:
•Decrease of average headcount;
•Favorable impact of foreign currency translation of $18.5 million, primarily by the strengthening of the U.S. dollar against the British Pound;
•Decrease in stock-based compensation expense of $2.9 million primarily attributed to expense reversals due to forfeiture of certain stock awards; and
•The decrease was partially offset by increased salaries due to market adjustments.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Court costs	$125,289	$152,115	$(26,826)	(17.6)%
Legal collection fees	92,655	102,165	(9,510)	(9.3)%
Total cost of legal collections	$217,944	$254,280	$(36,336)	(14.3)%
The decrease in cost of legal collections during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following reasons:
•Decreased court costs due to fewer placements in the legal collection channel;
•Decreased legal collection fees driven by decreased legal channel collections; and

•Favorable impact of foreign currency translation of approximately $3.9 million primarily driven by the strengthening of the U.S. dollar against the British Pound.
General and Administrative Expenses
The increase in general and administrative expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following reasons:
•Approximately $14.0 million of increased general and administrative expense including costs associated with our return to the office initiatives, business travel, consulting fees, and facilities expense; and
•The increase was partially offset by the favorable impact of foreign currency translation of approximately $5.9 million, primarily by the strengthening of the U.S. dollar against the British Pound.
Other Operating Expenses
The increase in other operating expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to increased various other operating expenses to support our collection activities. The increase was partially offset by the favorable impact of foreign currency translation of approximately $3.2 million, primarily by the strengthening of the U.S. dollar against the British Pound.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions decreased due to the decreased placement in this channel during the year ended December 31, 2022, compared to the year ended December 31, 2021.
Depreciation and Amortization
Depreciation and amortization expense remained relatively consistent during the year ended December 31, 2022, compared to the year ended December 31, 2021.
Interest Expense
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Stated interest on debt obligations	$137,434	$151,861	$(14,427)	(9.5)%
Amortization of debt issuance costs	14,539	16,223	(1,684)	(10.4)%
Amortization of debt discount	1,335	1,563	(228)	(14.6)%
Total interest expense	$153,308	$169,647	$(16,339)	(9.6)%
The decrease in interest expense during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following reasons:
•Decreased interest expense of approximately $11.9 million driven by lower average debt balances of approximately $157.2 million;
•The favorable impact of foreign currency translation of approximately $11.2 million, primarily by the strengthening of the U.S. dollar against the British Pound and the Euro; and
•The decrease was partially offset by the effect from rising interest rates in recent periods of approximately $12.5 million.

Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $2.1 million and other expense was $17.8 million during the years ended December 31, 2022, and 2021, respectively. Other expense recognized during the year ended December 31, 2021 primarily included the loss on the sale of our investment in Colombia and Peru of $17.4 million.
Provision for Income Taxes
During the years ended December 31, 2022, and 2021, we recorded income tax provisions of $116.4 million and $85.3 million, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2022	2021
Federal provision	21.0%	21.0%
State provision	5.0%	2.3%
Foreign rate differential(1)	(0.3)%	(1.0)%
Change in tax rate(2)	—%	(1.3)%
Change in valuation allowance(3)	13.2%	(2.3)%
Deductible loss in foreign jurisdiction(4)	(2.7)%	—%
Other	1.2%	0.8%
Effective rate	37.4%	19.5%
________________________
(1)Relates primarily to lower tax rates on income or loss attributable to international operations.
(2)Includes impact of U.K. tax rate increases.
(3)Includes valuation allowances recorded on U.K. deferred tax assets
(4)This represents a deductible loss recognized in a foreign subsidiary that maintains a full valuation allowance on its deferred tax assets. Accordingly, this deductible loss increased the valuation allowance and did not result in any tax benefit during the year ended December 31, 2022.

The effective tax rate for the year ended December 31, 2022 increased to 37.4% as compared to 19.5% for the year ended December 31, 2021. The increase in tax rate was primarily related to recording a full valuation allowance on U.K. deferred tax assets during the three months ended December 31, 2022. The U.K. deferred tax assets include revenue recognition differences between statutory reporting and US GAAP reporting. In evaluating all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will be realized, significant judgement is required and the weight of all available evidence must be considered. A significant piece of objective negative evidence evaluated was the U.K. loss before income taxes for the three-year period ended December 31, 2022. Objective evidence limits the ability to consider subjective evidence, such as projections for future earnings growth. We will continue to evaluate the realizability of deferred tax assets each quarter based on all available positive and negative evidence, including current and cumulative earnings, forecasts of future profitability, statutory carryback and carryforward periods and tax planning strategies. In a period when positive evidence supports a conclusion that a valuation allowance is no longer needed, a tax benefit will be recorded.
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

	Year Ended December 31,
	2022	2021	2020
GAAP net income, as reported	$194,564	$351,201	$212,524
Adjustments:
Interest expense	153,308	169,647	209,356
Loss on extinguishment of debt	—	9,300	40,951
Interest income	(1,774)	(1,738)	(2,397)
Provision for income taxes	116,425	85,340	70,374
Depreciation and amortization	50,494	50,079	42,780
CFPB settlement fees(1)	—	—	15,009
Stock-based compensation expense	15,402	18,330	16,560
Acquisition, integration and restructuring related expenses(2)	1,213	20,559	4,962
Adjusted EBITDA	$529,632	$702,718	$610,119
Collections applied to principal balance(3)	$635,262	$843,087	$740,350
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
(3)Collections applied to principal balance is calculated in the table below:

	Year Ended December 31,
	2022	2021	2020
Collections applied to investment in receivable portfolios, net	$709,176	$1,019,629	$737,131
Less: Changes in recoveries	(93,145)	(199,136)	(7,246)
REO proceeds applied to basis	19,231	22,594	10,465
Collections applied to principal balance	$635,262	$843,087	$740,350

Supplemental Performance Data
The tables included in this supplemental performance data section include detail for purchases, collections and ERC by year of purchase.
Our collection expectations are based on account characteristics and economic variables. Additional adjustments are made to account for qualitative factors that may affect the payment behavior of our consumers and servicing related adjustments to ensure our collection expectations are aligned with our operations. We continue to refine our process of forecasting collections both domestically and internationally with a focus on operational enhancements. Our collection expectations vary between types of portfolio and geographic location. For example, in the UK, due to the higher concentration of payment plans, as compared to the U.S. and other locations in Europe, we expect to receive streams of collections over longer periods of time. As a result, past performance of pools in certain geographic locations or of certain types of portfolio are not necessarily a suitable indicator of future results in other locations or for other types of portfolio.
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

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2022
		<2013	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total(2)	CCMM(3)
United States:
<2013	$2,692,551	$4,931,172	$904,731	$650,989	$470,442	$320,000	$229,963	$170,377	$136,627	$104,898	$92,172	$71,847	$8,083,218	3.0
2013	551,865	—	230,051	397,646	298,068	203,386	147,503	107,399	84,665	64,436	59,859	43,755	1,636,768	3.0
2014	517,650	—	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	25,212	1,082,220	2.1
2015	499,052	—	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	866,380	1.7
2016	553,087	—	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	1,043,698	1.9
2017	527,757	—	—	—	—	—	111,902	315,853	255,048	193,328	144,243	85,348	1,105,722	2.1
2018	629,704	—	—	—	—	—	—	175,042	351,696	308,302	228,919	144,566	1,208,525	1.9
2019	675,869	—	—	—	—	—	—	—	174,693	416,315	400,250	256,444	1,247,702	1.8
2020	538,409	—	—	—	—	—	—	—	—	213,450	430,514	311,573	955,537	1.8
2021	404,805	—	—	—	—	—	—	—	—	—	120,354	240,605	360,959	0.9
2022	553,267	—	—	—	—	—	—	—	—	—	—	98,277	98,277	0.2
Subtotal	8,144,016	4,931,172	1,134,782	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	17,689,006	2.2
Europe:
2013	619,079	—	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	68,938	1,410,237	2.3
2014	623,129	—	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	65,156	1,096,097	1.8
2015	419,941	—	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	612,857	1.5
2016	258,218	—	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	431,373	1.7
2017	461,571	—	—	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	575,249	1.2
2018	433,302	—	—	—	—	—	—	49,383	118,266	78,846	80,629	61,691	388,815	0.9
2019	273,354	—	—	—	—	—	—	—	44,118	80,502	88,448	63,607	276,675	1.0
2020	116,899	—	—	—	—	—	—	—	—	22,721	59,803	45,757	128,281	1.1
2021	255,788	—	—	—	—	—	—	—	—	—	43,082	66,529	109,611	0.4
2022	244,507	—	—	—	—	—	—	—	—	—	—	36,957	36,957	0.2
Subtotal	3,705,788	—	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	5,066,152	1.4
Other geographies(4):
All vintages	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	542,282	1.6
Subtotal	340,283	—	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	542,282	1.6
Total	$12,190,087	$4,931,172	$1,279,506	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$23,297,440	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2022, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through December 31, 2022 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple (3)
United States:
<2013	$2,692,551	$8,083,218	$153,299	$8,236,517	3.1
2013(4)	551,865	1,636,768	115,148	1,751,916	3.2
2014(4)	517,650	1,082,220	63,280	1,145,500	2.2
2015	499,052	866,380	59,478	925,858	1.9
2016	553,087	1,043,698	107,395	1,151,093	2.1
2017	527,757	1,105,722	172,306	1,278,028	2.4
2018	629,704	1,208,525	289,168	1,497,693	2.4
2019	675,869	1,247,702	518,001	1,765,703	2.6
2020	538,409	955,537	606,154	1,561,691	2.9
2021	404,805	360,959	608,633	969,592	2.4
2022	553,267	98,277	1,102,343	1,200,620	2.2
Subtotal	8,144,016	17,689,006	3,795,205	21,484,211	2.6
Europe:
2013(4)	619,079	1,410,237	547,366	1,957,603	3.2
2014(4)	623,129	1,096,097	447,993	1,544,090	2.5
2015(4)	419,941	612,857	282,480	895,337	2.1
2016	258,218	431,373	232,580	663,953	2.6
2017	461,571	575,249	313,807	889,056	1.9
2018	433,302	388,815	371,277	760,092	1.8
2019	273,354	276,675	327,105	603,780	2.2
2020	116,899	128,281	213,088	341,369	2.9
2021	255,788	109,611	417,828	527,439	2.1
2022	244,507	36,957	438,188	475,145	1.9
Subtotal	3,705,788	5,066,152	3,591,712	8,657,864	2.3
Other geographies(5):
All vintages	340,283	542,282	50,012	592,294	1.7
Subtotal	340,283	542,282	50,012	592,294	1.7
Total	$12,190,087	$23,297,440	$7,436,929	$30,734,369	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2022, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2023	2024	2025	2026	2027	2028	2029	2030	2031	>2031	Total(2)
United States:
<2013	$50,278	$34,980	$24,068	$16,498	$11,221	$7,432	$4,646	$2,684	$1,243	$249	$153,299
2013(3)	34,483	24,436	17,314	12,269	8,694	6,161	4,367	3,095	2,194	2,135	115,148
2014(3)	19,161	13,366	9,394	6,622	4,670	3,295	2,325	1,641	1,159	1,647	63,280
2015	19,081	12,742	8,524	5,839	4,107	2,895	2,043	1,444	1,024	1,779	59,478
2016	34,944	23,065	15,741	10,393	7,097	4,990	3,515	2,481	1,754	3,415	107,395
2017	55,265	37,092	25,269	17,210	11,461	7,886	5,560	3,930	2,786	5,847	172,306
2018	94,507	62,319	42,304	28,664	19,501	12,869	8,860	6,255	4,429	9,460	289,168
2019	166,494	115,743	76,532	51,099	34,584	23,530	15,622	10,805	7,611	15,981	518,001
2020	194,658	133,429	90,568	60,147	40,788	27,821	18,927	12,644	8,799	18,373	606,154
2021	208,219	131,820	85,566	58,435	39,003	26,749	18,582	12,991	8,982	18,286	608,633
2022	301,345	281,831	168,896	108,646	75,134	51,039	35,633	25,206	17,910	36,703	1,102,343
Subtotal	1,178,435	870,823	564,176	375,822	256,260	174,667	120,080	83,176	57,891	113,875	3,795,205
Europe:
2013(3)	62,790	57,102	52,210	48,167	44,248	40,258	37,362	33,897	31,276	140,056	547,366
2014(3)	57,125	50,143	44,486	40,489	36,196	33,656	30,251	27,461	24,601	103,585	447,993
2015(3)	37,171	31,998	28,820	25,891	23,451	20,743	19,145	16,925	15,157	63,179	282,480
2016	34,852	32,163	26,115	22,190	19,496	17,244	14,397	12,252	10,823	43,048	232,580
2017	49,786	41,398	35,097	30,312	26,680	22,329	19,482	16,974	14,753	56,996	313,807
2018	55,299	48,588	42,234	36,374	31,805	27,392	23,553	20,201	17,681	68,150	371,277
2019	54,649	46,222	39,167	32,285	26,431	22,440	18,988	16,403	14,309	56,211	327,105
2020	38,059	33,818	28,525	24,028	17,769	13,497	10,613	8,724	7,502	30,553	213,088
2021	62,832	58,648	50,844	45,137	38,622	32,016	26,309	21,045	18,144	64,231	417,828
2022	69,409	67,595	57,222	47,722	39,942	33,565	27,976	22,619	18,102	54,036	438,188
Subtotal	521,972	467,675	404,720	352,595	304,640	263,140	228,076	196,501	172,348	680,045	3,591,712
Other geographies(4):
All vintages	8,345	7,001	5,837	4,989	4,304	3,689	3,208	2,837	2,397	7,405	50,012
Subtotal	8,345	7,001	5,837	4,989	4,304	3,689	3,208	2,837	2,397	7,405	50,012
Portfolio ERC	1,708,752	1,345,499	974,733	733,406	565,204	441,496	351,364	282,514	232,636	801,325	7,436,929
REO ERC(5)	28,844	33,277	34,196	10,161	4,005	5,594	1,997	—	—	—	118,074
Total ERC	$1,737,596	$1,378,776	$1,008,929	$743,567	$569,209	$447,090	$353,361	$282,514	$232,636	$801,325	$7,555,003
________________________
(1)As of December 31, 2022, ERC for Zero Basis Portfolios includes approximately $67.2 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also include approximately $50.0 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of December 31, 2022, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,540,263	$3,721,567
Europe	2,542,818	3,063,436
Other geographies	37,373	44,592
Portfolio ERC	6,120,454	6,829,595
REO ERC	118,074	118,074
Total ERC	$6,238,528	$6,947,669
(3) Includes portfolios acquired in connection with certain business combinations.
(4) Annual pool groups for other geographies have been aggregated for disclosure purposes.
(5) Real estate-owned assets ERC includes approximately $116.7 million and $1.4 million of estimated future cash flows for Europe and Other Geographies, respectively.

Estimated Future Collections Applied to Investment in Receivable Portfolios
As of December 31, 2022, we had $3.1 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2023	$481,841	$183,248	$8,108	$673,197
2024	395,197	170,947	5,317	571,461
2025	248,277	147,156	4,416	399,849
2026	161,613	129,124	3,757	294,494
2027	109,337	110,987	3,169	223,493
2028	73,435	95,439	2,689	171,563
2029	50,129	83,087	2,311	135,527
2030	34,745	71,352	2,034	108,131
2031	24,599	64,424	1,386	90,409
2032	17,584	59,915	—	77,499
2033	12,931	56,948	—	69,879
2034	9,519	56,298	—	65,817
2035	7,344	57,717	—	65,061
2036	6,060	62,788	—	68,848
2037	3,641	69,392	—	73,033
Total	$1,636,252	$1,418,822	$33,187	$3,088,261

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2022	2021	2020
United States:
General & Administrative	929	1,049	1,167
Account Manager	306	310	389
Subtotal	1,235	1,359	1,556
Europe:
General & Administrative	1,030	1,023	997
Account Manager	2,062	1,990	2,483
Subtotal	3,092	3,013	3,480
Other Geographies(1):
General & Administrative	1,150	1,128	1,227
Account Manager	1,456	1,104	1,462
Subtotal	2,606	2,232	2,689
Total	6,933	6,604	7,725
________________________
(1)Headcount for other geographies includes employees in India and Costa Rica that service accounts originated in the United States.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$210,681	$303,053	$312,864
Net cash (used in) provided by investing activities	(130,235)	339,896	82,826
Net cash used in financing activities	(107,445)	(655,692)	(403,200)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $210.7 million, $303.1 million, and $312.9 million during the years ended December 31, 2022, 2021, and 2020, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. The changes in net cash provided by operating activities during the years ended December 31, 2022, 2021, and 2020, were primarily affected by net income, and changes in expected recoveries during the respective periods.
Investing Cash Flows
Net cash used in investing activities was $130.2 million during the year ended December 31, 2022. Net cash provided by investing activities was $339.9 million and $82.8 million during the years ended December 31, 2021 and 2020, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $790.6 million, $657.3 million, and $644.0 million during the years ended December 31, 2022, 2021, and 2020, respectively. Collection proceeds applied to the principal of our receivable portfolios were $709.2 million, $1,019.6 million, and $737.1 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Financing Cash Flows
Net cash used in financing activities was $107.4 million, $655.7 million, and $403.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $779.5 million, $821.9 million and $1,820.6 million during the years ended December 31, 2022, 2021, and 2020, respectively. Repayments of amounts outstanding under our credit facilities were $515.7 million, $896.4 million and $2,290.8 million during the years ended December 31, 2022, 2021, and 2020, respectively. Proceeds from the issuance of senior secured notes were $353.7 million and $1,313.4 million during the years ended December 31 2021 and 2020, respectively. Repayments of senior secured notes were $39.1 million, $359.2 million and $1,033.8 million during the years ended December 31, 2022, 2021, and 2020, respectively. We repaid $221.2 million, $161.0 million, and $89.4 million of convertible senior notes using cash on hand during the years ended December 31, 2022, 2021, and 2020, respectively.
Capital Resources
Our primary sources of capital are cash collections from our investment in receivable portfolios, bank borrowings, debt offerings, and equity offerings. Depending on the capital markets, we consider additional financings to fund our operations and any potential acquisitions. From time to time, we may repurchase outstanding debt or equity and/or restructure or refinance debt obligations. Our primary cash requirements include funding the purchase of receivable portfolios, operating expenses, the payment of interest and principal on borrowings, the payment of income taxes, funding any entity acquisitions and share repurchases.
We are in material compliance with all covenants under our financing arrangements. See “Note 6: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility was $478.3 million as of December 31, 2022.

Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the year ended December 31, 2022, we repurchased 1,497,184 shares of our common stock for approximately $86.9 million under the share repurchase program. As of December 31, 2022, we had remaining authority to purchase $91.9 million of our common stock. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of December 31, 2022, consisted of $16.7 million held by U.S.-based entities and $127.2 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $17.8 million and $29.3 million as of December 31, 2022 and 2021, respectively.
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
Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2022 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$2,935,550	$221,758	$517,142	$1,449,106	$747,544
Estimated interest payments(1)	559,206	148,694	275,893	122,979	11,640
Finance leases	5,904	3,229	2,660	15	—
Operating leases	98,598	17,691	32,439	24,939	23,529
Purchase commitments on receivable portfolios	444,013	426,261	17,752	—	—
Total contractual cash obligations(2)	$4,043,271	$817,633	$845,886	$1,597,039	$782,713
________________________
(1)Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2022 for variable rate debt, timing of scheduled payments and the term of the debt obligations.
(2)We had approximately $4.9 million of liabilities and accrued interests related to uncertain tax positions as of December 31, 2022. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See “Note 11: Income Taxes” to our consolidated financial statements for additional information on our uncertain tax positions.
Critical Accounting Estimates
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
Revenue is recognized for each static pool over the economic life of the pool. We make significant assumptions in determining the economic life of a pool, including the reasonable and supportable economic forecast period based on asset type and geography, which considers the availability of forward-looking scenarios and their respective time horizons. In general, we forecast recoveries over one or two years prior to reverting to historical averages at an estimate-level over the remaining life using various methodologies depending on the asset type and geography. The speed at which forecasts revert varies based on the spread between the forecast period and historical data. In addition, estimated recoveries include a qualitative component, which generally reflects management’s assessment of macroeconomic environment and business initiatives. We continue to evaluate the reasonable economic life of a pool and reversion method on an ongoing basis. Revenue primarily includes two components: (1) accretion of the discount on the negative allowance due to the passage of time, and (2) changes in expected cash flows, which includes (a) Recoveries above or below forecast, which is the difference between (i) actual cash collected/recovered during the current period and (ii) expected cash recoveries for the current period, which generally represents over or under performance for the period; and (b) Changes in expected future recoveries, which is the present value change of expected future recoveries, where such change generally results from (i) collections “pulled forward from” or “pushed out to” future periods (i.e. amounts either collected early or expected to be collected later) and (ii) magnitude and timing changes to estimates of expected future collections (which can be increases or decreases).
We measure expected future recoveries based on historical experience, current conditions, and reasonable and supportable forecasts. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity and the productivity of our collection staff. External factors that may have an impact on our collections include macroeconomic conditions, new laws or regulations, and new interpretations of existing laws or regulations. See “Note 4: Investment in Receivable Portfolios, Net” to our consolidated financial statements for further discussion of investment in receivable portfolios.
Valuation of Goodwill and Other Intangible Assets. Business combinations typically result in the recording of goodwill and other intangible assets. The excess of the purchase price over the fair value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest in the acquiree is recorded as goodwill.
Goodwill is tested annually for impairment and in interim periods if events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill impairment assessment at the reporting unit level as of October 1, and any impairment charges resulting from this process are reported in the fourth quarter.
We first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, or if we proceed directly to perform a quantitative assessment, then we calculate the fair value of the reporting unit and compare the fair value with the carrying value of the reporting unit.
As described further in “Note 15: Goodwill and Identifiable Intangible Assets” to our consolidated financial statements, we performed quantitative goodwill impairment tests for both the MCM and the Cabot reporting units as of October 1, 2022 and concluded that no goodwill impairment existed at these two reporting units.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, if: actual results are not consistent with our current estimates and assumptions; management significantly changes its estimates and assumptions; there is a deterioration in market factors outside of our control, such as general economic conditions in the countries in which we operate, discount rates, income tax rates, foreign currency exchange rates, or inflation; or there is a sustained decline in our stock price and market capitalization, goodwill impairment charges may be recorded in future periods. The goodwill impairment charges have no effect on liquidity or capital resources. However, they are a non-cash charge and could adversely affect our financial results in the period recognized.

The determination of the recorded value of intangible assets acquired in a business combination requires management to make estimates and assumptions that affect our consolidated financial statements. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition may result in adjustments to recorded intangible asset balances or their useful lives.
Income Taxes. We are subject to income taxes in multiple tax jurisdictions worldwide. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more likely than not criteria. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, tax credit carryforwards and tax planning strategies.
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $66.6 million and $35.9 million as of December 31, 2022 and 2021, respectively. Management will reassess the realization of deferred tax assets each reporting period and consider all available evidence including the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes more likely than not the deferred tax assets are realizable, we will reduce the valuation allowance in the period such determination is made, as appropriate.
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
We have four cross-currency swap agreements with a total notional amount of €350.0 million (approximately $375.3 million based on an exchange rate of $1.00 to €0.93, the exchange rate as of December 31, 2022) that effectively convert interest and principal payments on €350.0 million of our Euro-denominated debt from Euro to U.S. dollar. The cross-currency derivative instruments have maturities of October 2023. As of December 31, 2022, the cross-currency swap agreements had a fair value liability position of $36.9 million. These swaps eliminate the foreign currency risk associated with the hedged portion of our Euro-denominated borrowings. If the U.S. dollar were to weaken or strengthen against the Euro by 5%, the result would have a favorable or unfavorable effect on the cross-currency swap agreements’ fair value of $18.5 million and $19.9 million, respectively.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. As of December 31, 2022, we held two interest rate cap contracts with a total notional amount of approximately $852.5 million used to manage risk related to interest rate fluctuations. The interest rate cap instruments are designated as cash flow hedges and are accounted for using hedge accounting.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. The rates used in our variable interest-bearing debt are based on Term SOFR, or other index rates, which in certain cases are subject to a floor. A hypothetical 50 basis points increase or decrease in interest rates as of December 31, 2022 related to variable rate debt agreements not hedged by derivatives would have a $3.4 million positive or negative impact on income before income taxes.
As of December 31, 2022, our outstanding interest rate cap contracts had a fair value asset position of $36.8 million. If the market interest rates increased 50 basis points, the result would have a favorable effect on the interest rate cap’s fair value of $6.0 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect on the interest rate cap’s fair value of $6.0 million.
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

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the

effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level, as of such date.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
As disclosed in “Part II Item 9A Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in internal control related to ineffective controls within our Midland Credit Management operating unit with respect to the determination of certain qualitative factors applied to our estimates of future recoveries.
During the year ended December 31, 2022, management implemented our previously disclosed remediation plan that included documenting and maintaining evidence that demonstrates: (1) that the application of qualitative factors to our forecasts operates at a level of precision that would prevent or detect a material misstatement, (2) that a review of the application of the qualitative factors occurred and (3) that any findings related to the review are appropriately resolved.
During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2022.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
San Diego, California
February 22, 2023

Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed in Item 9A, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information
None.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11—Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14—Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.1.3	Second Certificate of Amendment to the Certificate of Incorporation	10-Q	000-26489	3.1.3	8/7/2019
3.2	Amended and Restated Bylaws, as amended through December 13, 2022	8-K	000-26489	3.1	12/16/2022
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.2	Fourth Amended and Restated Senior Secured Note Purchase Agreement (including the forms of the Notes), dated as of September 1, 2020, by and among Encore Capital Group, Inc. and the purchasers named therein	8-K	000-26489	10.2	9/1/2020
4.2.1	Amendment No. 1 to Fourth Amended and Restated Senior Secured Note Purchase Agreement, dated August 17, 2021, by and among Encore Capital Group, Inc. and the purchasers named therein	10-Q	000-26489	10.2	11/3/2021
4.2.2	Amendment No. 2 to the Fourth Amended and Restated Senior Secured Note Purchase Agreement, dated March 30, 2022, by and among Encore Capital Group, Inc. and the noteholders party thereto	8-K	000-26489	10.2	4/1/2022
4.2.3	Amendment No. 3 to Fourth Amended and Restated Senior Secured Note Purchase Agreement, dated November 14, 2022, by and among Encore Capital Group, Inc. and the purchasers named therein					X
4.11	Indenture, dated July 20, 2018, between Encore Capital Europe Finance Limited and MUFG Union Bank, N.A.	8-K	000-26489	4.1	7/20/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.11.1	Supplemental Indenture (including the form of 4.50% Exchangeable Senior Notes due 2023), dated July 20, 2018, among Encore Capital Europe Finance Limited, Encore Capital Group, Inc. and MUFG Union Bank, N.A.	8-K	000-26489	4.2	7/20/2018
4.11.2	Second Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of July 20, 2018, by and among Encore Capital Europe Finance Limited, Encore Capital Group, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.6	11/2/2020
4.13	Indenture (including form of note), dated September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee for 2025 Convertible Notes	8-K	000-26489	4.1	9/10/2019
4.13.1	First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.7	11/2/2020
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-26489	4.14	2/26/2020
4.15	Indenture dated September 24, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2025 Notes	8-K	000-26489	4.1	9/24/2020
4.15.1
First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated September 24, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2025 Notes
						X
4.16	Indenture dated November 23, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2026 Notes	8-K	000-26489	4.1	11/23/2020
4.16.1
First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated November 23, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2026 Notes
						X
4.17	Indenture dated December 21, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	8-K	000-26489	4.1	12/21/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.17.1
First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated December 21, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes
						X
4.18	Indenture dated June 1, 2021 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	8-K	000-26489	4.1	6/1/2021
4.18.1
First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated June 1, 2021, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes
						X
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan	Def 14A	000-26489	Appendix A	4/26/2013
10.4.1+	First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014	10-K	000-26489	10.84	2/25/2014
10.4.2+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.5	8/8/2013
10.4.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-Q	000-26489	10.11	8/8/2013
10.4.14+	Form of Performance Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan	10-K	000-26489	10.108	2/23/2017
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-K	000-26489	10.5	2/23/2022
10.7+	Non-Employee Director Compensation Program Guidelines, effective June 10, 2022	10-Q	000-26489	10.1	8/3/2022
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 11, 2016	10-Q	000-26489	10.1	11/9/2016
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.11.5+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.1	3/15/2018
10.11.6+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.2	3/15/2018
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018
10.11.9+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROAE) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	10-K	000-26489	10.11.9	2/26/2020
10.11.10+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROIC) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	10-K	000-26489	10.11.10	2/23/2023
10.19	Amended and Restated Senior Facilities Agreement, dated March 29, 2022, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent	8-K	000-26489	10.1	04/01/2022
10.19.1
Amendment Letter, dated November 9, 2022, to the Amended and Restated Senior Facilities Agreement, dated March 29, 2022, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent
						X
10.22	Senior Facility Agreement, dated November 12, 2021, between Cabot Securitisation UK Limited, Cabot Financial (UK) Limited, HSBC Corporate Trustee Company (UK) Limited as Security Trustee, HSBC Bank PLC as Senior Agent and Goldman Sachs International Bank as Senior Lender	8-K	000-26489	10.1	11/12/2021
10.23.1	Letter Agreement, dated July 17, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.1	7/20/2018

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.23.2	Letter Agreement, dated July 17, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.2	7/20/2018
10.23.3	Letter Agreement, dated July 17, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Base Capped Call Transaction	8-K	000-26489	10.3	7/20/2018
10.23.4	Letter Agreement, dated July 19, 2018, between Bank of Montreal and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.4	7/20/2018
10.23.5	Letter Agreement, dated July 19, 2018, between Credit Suisse International and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.5	7/20/2018
10.23.6	Letter Agreement, dated July 19, 2018, between Bank of America, N.A. and Encore Capital Group, Inc. regarding the Additional Capped Call Transaction	8-K	000-26489	10.6	7/20/2018
10.26+	Executive Service Agreement, dated November 25, 2019, between Cabot UK Holdco Limited and Craig Buick	10-Q	000-26489	10.2+	5/11/2020
10.26.1+	Letter Agreement, dated November 1, 2022, between Encore Capital Group, Inc. and Craig Buick	10-Q	000-26489	10.1+	11/2/2022
21	List of Subsidiaries					X
22	List of Issuers of Guaranteed Securities					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ ASHISH MASIH
Ashish Masih
President and Chief Executive Officer
Date: February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2023
Jonathan C. Clark

/s/ WILLIAM C. GOINGS	Director	February 22, 2023
William C. Goings

/s/ ASHWINI GUPTA	Director	February 22, 2023
Ashwini Gupta

/s/ WENDY G. HANNAM	Director	February 22, 2023
Wendy G. Hannam

/s/ JEFFREY A. HILZINGER	Director	February 22, 2023
Jeffrey A. Hilzinger

/s/ ANGELA A. KNIGHT	Director	February 22, 2023
Angela A. Knight

/s/ MICHAEL P. MONACO	Director	February 22, 2023
Michael P. Monaco

/s/ LAURA OLLE	Director	February 22, 2023
Laura Olle

/s/ RICHARD P. STOVSKY	Director	February 22, 2023
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
Estimate of Expected Future Recoveries on Purchased Credit Deteriorated Assets
As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company’s investment in receivable portfolios, net balance was approximately $3.1 billion at December 31, 2022 and the resulting changes in recoveries for the year ended December 31, 2022 were $93.1 million. Investment in receivable portfolios, net is comprised of purchased loans that have experienced significant deterioration of credit quality since origination. In accordance with the Company’s charge-off policy, each individual loan is deemed to be uncollectible. Receivable portfolio purchases are aggregated based on similar risk characteristics (“pool”), and a negative allowance is established based on expected future recoveries of the pool using a discounted cash flow approach. Subsequent changes (favorable and unfavorable) in expected future recoveries are recognized within changes in recoveries in the consolidated statements of income. The Company reviews each pool for current trends, actual versus expected performance, and expected timing of future recoveries (curve shape). The Company then re-forecasts the timing and amounts of expected future recoveries.
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
Goodwill Impairment Assessment
As more fully described in Notes 1 and 15 to the consolidated financial statements, the Company’s goodwill balance was approximately $821.2 million at December 31, 2022, which was allocated between two reporting units, MCM and Cabot, that carried goodwill. The Company performed its annual goodwill impairment assessment as of October 1, 2022 and determined that the fair value of each reporting unit was in excess of its carrying value. For the MCM and Cabot reporting units, management performed a quantitative analysis, which utilized a combination of the income and the market approaches. The Company also evaluated the aggregate fair value of its reporting units to its aggregate market capitalization at the testing date.
We identified the goodwill impairment assessment of the MCM and Cabot reporting units as a critical audit matter because of the significant assumptions and judgments management made as part of the assessment to estimate the fair value of the reporting units. The income approach required significant management assumptions, such as assumptions used in the cash flow forecasts, the discount rate, and the terminal value. The market approach required significant management judgment in the selection of appropriate peer group companies and valuation multiples. Auditing these elements involved a high degree of auditor judgment due to the nature and extent of audit effort, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s process for developing fair value estimates determined using the income and market approaches including testing the relevance and reliability of underlying data, and evaluating significant management assumptions to historical results and market participant data.
•Testing the reconciliation of the estimated fair value of the Company’s reporting units to the indicated market capitalization of the Company, as a whole.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value methodology, (ii) evaluating the reasonableness of certain assumptions used including the discount rate, selection of peer group companies, valuation multiples, and the terminal value, (iii) assessing the reasonableness of the discount rate by developing independent estimates and comparing estimates to those utilized by management, and (iv) evaluating the reasonableness of the market capitalization reconciliation.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2001.
San Diego, California
February 22, 2023

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$143,912	$189,645
Investment in receivable portfolios, net	3,088,261	3,065,553
Property and equipment, net	113,900	119,857
Other assets	341,073	335,275
Goodwill	821,214	897,795
Total assets	$4,508,360	$4,608,125
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$198,217	$229,586
Borrowings	2,898,821	2,997,331
Other liabilities	231,695	195,947
Total liabilities	3,328,733	3,422,864
Commitments and contingencies (Note 13)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,323 shares and 24,541 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	233	245
Additional paid-in capital	—	—
Accumulated earnings	1,278,210	1,238,564
Accumulated other comprehensive loss	(98,816)	(53,548)
Total stockholders’ equity	1,179,627	1,185,261
Total liabilities and stockholders’ equity	$4,508,360	$4,608,125

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

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,344	$1,927
Investment in receivable portfolios, net	431,350	498,507
Other assets	3,627	3,452
Liabilities
Accounts payable and accrued liabilities	150	105
Borrowings	423,522	473,443
Other liabilities	105	10
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Revenue from receivable portfolios	$1,202,361	$1,287,730	$1,374,717
Changes in recoveries	93,145	199,136	7,246
Total debt purchasing revenue	1,295,506	1,486,866	1,381,963
Servicing revenue	94,922	120,778	115,118
Other revenues	7,919	6,855	4,319
Total revenues	1,398,347	1,614,499	1,501,400
Operating expenses
Salaries and employee benefits	375,135	385,178	378,176
Cost of legal collections	217,944	254,280	239,071
General and administrative expenses	145,798	137,695	149,113
Other operating expenses	111,234	106,938	108,944
Collection agency commissions	35,568	47,057	49,754
Depreciation and amortization	50,494	50,079	42,780
Total operating expenses	936,173	981,227	967,838
Income from operations	462,174	633,272	533,562
Other expense
Interest expense	(153,308)	(169,647)	(209,356)
Loss on extinguishment of debt	—	(9,300)	(40,951)
Other income (expense)	2,123	(17,784)	(357)
Total other expense	(151,185)	(196,731)	(250,664)
Income before income taxes	310,989	436,541	282,898
Provision for income taxes	(116,425)	(85,340)	(70,374)
Net income	194,564	351,201	212,524
Net income attributable to noncontrolling interest	—	(419)	(676)
Net income attributable to Encore Capital Group, Inc. stockholders	$194,564	$350,782	$211,848

Earnings per share attributable to Encore Capital Group, Inc.:
Basic	$8.06	$11.64	$6.74
Diluted	$7.46	$11.26	$6.68

Weighted average shares outstanding:
Basic	24,142	30,129	31,427
Diluted	26,092	31,153	31,710
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$194,564	$351,201	$212,524
Other comprehensive (loss) income, net of tax:
Change in unrealized gain on derivative instruments:
Unrealized gain on derivative instruments	36,385	12,835	234
Income tax effect	(407)	(2,165)	(66)
Unrealized gain on derivative instruments, net of tax	35,978	10,670	168
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(78,232)	(15,309)	17,160
Income tax effect	(3,014)	—	—
Removal of other comprehensive loss in connection with divestiture	—	19,904	2,632
Unrealized (loss) gain on foreign currency translation, net of divestiture	(81,246)	4,595	19,792
Other comprehensive (loss) income, net of tax	(45,268)	15,265	19,960
Comprehensive income	149,296	366,466	232,484
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	—	(419)	(676)
Unrealized income on foreign currency translation	—	—	(7)
Comprehensive income attributable to noncontrolling interest	—	(419)	(683)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$149,296	$366,047	$231,801

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2019	31,097	$311	$222,590	$888,058	$(88,766)	$3,213	$1,025,406
Cumulative adjustment	—	—	—	(44,238)	—	—	(44,238)
Net income	—	—	—	211,848	—	676	212,524
Other comprehensive income, net of tax	—	—	—	—	17,321	7	17,328
Purchase of noncontrolling interest	—	—	(2,394)	—	—	(1,428)	(3,822)
Issuance of share-based awards, net of shares withheld for employee taxes	248	2	(6,316)	—	—	—	(6,314)
Stock-based compensation	—	—	16,560	—	—	—	16,560
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	2,632	—	2,632
Balance as of December 31, 2020	31,345	313	230,440	1,055,668	(68,813)	2,468	1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	350,782	—	419	351,201
Other comprehensive loss, net of tax	—	—	—	—	(4,639)	—	(4,639)
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	266	2	(5,537)	—	—	—	(5,535)
Repurchase and retirement of common stock	(7,070)	(70)	(200,192)	(190,344)	—	—	(390,606)
Stock-based compensation	—	—	18,330	—	—	—	18,330
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	19,904	—	19,904
Balance as of December 31, 2021	24,541	245	—	1,238,564	(53,548)	—	1,185,261
Net income	—	—	—	194,564	—	—	194,564
Other comprehensive loss, net of tax	—	—	—	—	(45,268)	—	(45,268)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	279	3	(3,949)	(7,434)	—	—	(11,380)
Repurchase and retirement of common stock	(1,497)	(15)	(10,659)	(76,332)	—	—	(87,006)
Stock-based compensation	—	—	15,402	—	—	—	15,402
Settlement of convertible senior notes	—	—	—	(71,152)	—	—	(71,152)
Other	—	—	(794)	—	—	—	(794)
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$—	$1,179,627

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$194,564	$351,201	$212,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,494	50,079	42,780
Expense related to financing	—	9,300	51,117
Other non-cash interest expense, net	15,875	17,785	23,639
Stock-based compensation expense	15,402	18,330	16,560
Deferred income taxes	46,410	35,371	8,549
Changes in recoveries	(93,145)	(199,136)	(7,246)
Other, net	18,798	17,130	16,260
Changes in operating assets and liabilities
Other assets	(6,722)	38,941	(33,663)
Accounts payable, accrued liabilities and other liabilities	(30,995)	(35,948)	(17,656)
Net cash provided by operating activities	210,681	303,053	312,864
Investing activities:
Purchases of receivable portfolios, net of put-backs	(790,569)	(657,280)	(644,048)
Collections applied to investment in receivable portfolios, net	709,176	1,019,629	737,131
Purchases of assets held for sale	(39,340)	(17,090)	(1,502)
Purchases of property and equipment	(37,224)	(33,372)	(34,600)
Other, net	27,722	28,009	25,845
Net cash (used in) provided by investing activities	(130,235)	339,896	82,826
Financing activities:
Payment of loan and debt refinancing costs	(1,659)	(11,963)	(82,455)
Proceeds from credit facilities	779,513	821,931	1,820,634
Repayment of credit facilities	(515,703)	(896,418)	(2,290,822)
Proceeds from senior secured notes	—	353,747	1,313,385
Repayment of senior secured notes	(39,080)	(359,175)	(1,033,765)
Repayment of convertible senior notes	(221,153)	(161,000)	(89,355)
Repurchase and retirement of common stock	(87,006)	(390,606)	—
Other, net	(22,357)	(12,208)	(40,822)
Net cash used in financing activities	(107,445)	(655,692)	(403,200)
Net decrease in cash and cash equivalents	(26,999)	(12,743)	(7,510)
Effect of exchange rate changes on cash and cash equivalents	(18,734)	13,204	4,359
Cash and cash equivalents, beginning of period	189,645	189,184	192,335
Cash and cash equivalents, end of period	$143,912	$189,645	$189,184

Supplemental disclosures of cash flow information:
Cash paid for interest	$131,391	$132,400	$169,553
Cash paid for income taxes, net of refunds	71,276	42,039	88,816
Supplemental schedule of non-cash investing and financing activities:
Investment in receivable portfolios transferred to real estate owned	$1,903	$768	$2,214
Property and equipment acquired through finance leases	3,273	2,664	3,276
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
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”), the Company is a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates (collectively, “Cabot”) the Company is one of the largest credit management services providers in Europe and the United Kingdom. These are the Company’s primary operations.
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
Recently Adopted Accounting Guidance
On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging — Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company adopted ASU 2020-06 using the modified-retrospective approach.
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

With the exception of the updated standard discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022.
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
Included in cash and cash equivalents is cash collected on behalf of and due to third-party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $17.8 million and $29.3 million as of December 31, 2022 and 2021, respectively.
Investment in Receivable Portfolios
The Company purchases portfolios of loans that have experienced significant deterioration of credit quality since origination from banks and other financial institutions. These financial assets are defined as purchased credit deteriorated (or “PCD”) assets under the accounting standard for Financial Instruments - Credit Losses (“CECL”). Under the PCD accounting model, the purchased assets are recognized at their face value with an offsetting allowance and noncredit discount allocated to the individual receivables as the unit of account is at the individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company applies its charge-off policy and fully writes-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which ultimately equals the amount paid for a portfolio purchase and presented as “Investment in receivable portfolios, net” in the Company’s consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. The amount of the negative allowance (i.e., investment in receivable portfolios) will not exceed the total amortized cost basis of the loans written-off.
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
Earnings Per Share
Basic earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock based awards, and the dilutive effect of the convertible and exchangeable senior notes, if applicable.
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

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Encore Capital Group, Inc.	$194,564	$350,782	$211,848

Total weighted-average basic shares outstanding	24,142	30,129	31,427
Dilutive effect of stock-based awards	344	407	283
Dilutive effect of convertible and exchangeable senior notes	1,606	617	—
Total weighted-average dilutive shares outstanding	26,092	31,153	31,710

Basic earnings per share	$8.06	$11.64	$6.74
Diluted earnings per share	$7.46	$11.26	$6.68
Anti-dilutive employee stock options outstanding were approximately zero, 3,000 and 51,000 during the years ended December 31, 2022, 2021, and 2020, respectively.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$36,807	$—	$36,807
Liabilities
Cross-currency swap agreements	—	(36,918)	—	(36,918)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$3,541	$—	$3,541
Liabilities
Cross-currency swap agreements	—	(16,902)	—	(16,902)
Contingent consideration	—	—	(5,218)	(5,218)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date, based on actual and forecasted operating performance. All of the Company’s contingent consideration obligations were fully resolved as of December 31, 2022.
The following table provides a roll-forward of the fair value of contingent consideration, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Amount
Balance as of December 31, 2019	$66
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,848
Payment of contingent consideration	(88)
Effect of foreign currency translation	131
Balance as of December 31, 2020	2,957
Issuance of contingent consideration in connection with purchase of noncontrolling interest	2,913
Change in fair value of contingent consideration	(388)
Payment of contingent consideration	(180)
Effect of foreign currency translation	(84)
Balance as of December 31, 2021	5,218
Change in fair value of contingent consideration	794
Payment of contingent consideration	(5,273)
Effect of foreign currency translation	(739)
Balance as of December 31, 2022	$—
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $68.2 million and $44.6 million as of December 31, 2022 and December 31, 2021, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the consolidated statements of financial condition as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,088,261	$3,242,506	$3,065,553	$3,416,926
Financial Liabilities
Global senior secured revolving credit facility	661,738	661,738	406,635	406,635
Encore private placement notes	68,390	66,947	107,470	108,652
Senior secured notes(1)	1,480,258	1,334,686	1,606,327	1,652,246
Convertible senior notes due March 2022(2)	—	—	150,000	195,009
Exchangeable senior notes due September 2023	172,500	205,227	172,500	257,782
Convertible senior notes due October 2025	100,000	130,556	100,000	165,887
Cabot securitisation senior facility	423,522	423,522	473,443	473,443
________________________
(1)Carrying amount represents historical cost, adjusted for any related debt discount or debt premium.
(2)The 2022 Convertible Senior Notes matured on March 15, 2022 and the Company repaid the notes in cash.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$36,807	Other assets	$3,541
Cross-currency swap agreements	Other liabilities	(36,918)	Other liabilities	(16,902)

Derivatives Designated as Hedging Instruments
The Company may periodically enter into interest rate swap agreements to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. As of December 31, 2022, there were no interest rate swap agreements outstanding.
The Company also uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. As of December 31, 2022, the Company held two interest rate cap contracts with a notional amount of approximately $852.5 million. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $428.9 million based on an exchange rate of $1.00 to €0.93, the exchange rate as of December 31, 2022) and matures in June 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2021 Cap”) has a notional amount of £350.0 million (approximately $423.5 million based on an exchange rate of $1.00 to £0.83, the exchange rate as of December 31, 2022) and matures in September 2024. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2021 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $20.3 million of net derivative gain from OCI into earnings relating to interest rate caps within the next 12 months.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as cash flow hedges. As of December 31, 2022, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $375.3 million based on an exchange rate of $1.00 to €0.93, the exchange rate as of December 31, 2022). The Company expects to reclassify approximately $4.4 million of net derivative loss from OCI into earnings relating to cross-currency swaps within the next 12 months.
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2022	2021	2020		2022	2021	2020
Foreign currency exchange contracts	$—	$—	$(341)	Salaries and employee benefits	$—	$—	$49
Foreign currency exchange contracts	—	—	(44)	General and administrative expenses	—	—	11
Interest rate swap agreements	—	(69)	(7,441)	Interest expense	—	(8,743)	(7,893)
Interest rate cap contracts	33,354	1,824	(3,001)	Interest expense	(653)	(568)	(2,846)
Cross-currency swap agreements	(27,617)	(33,464)	10,503	Interest expense	(7,601)	(4,984)	(1,075)
				Other (expense) income	(22,394)	(28,548)	11,196
Derivatives Not Designated as Hedging Instruments
The Company did not have any derivatives that were not designated as hedging instruments during the year ended December 31, 2022. The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of income during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
		2022	2021	2020
Foreign currency exchange contracts	Other (expense) income	$—	$(20)	$3,564
Interest rate swap agreements	Other expense	—	(73)	—

Note 4: Investment in Receivable Portfolios, Net
Investment in receivable portfolios, net consist of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2022	2021
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,088,261	3,065,553
Balance, end of period	$3,088,261	$3,065,553
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$3,065,553	$3,291,918	$3,328,150
Negative allowance for expected recoveries - current period purchases(1)	800,507	664,529	659,872
Collections applied to investment in receivable portfolios, net(2)	(709,176)	(1,019,629)	(737,131)
Changes in recoveries(3)	93,145	199,136	7,246
Put-backs and Recalls	(9,938)	(7,249)	(15,824)
Deconsolidation of receivable portfolios	—	(9,352)	(2,822)
Disposals and transfers to real estate owned	(8,335)	(8,071)	(9,459)
Foreign currency translation adjustments	(143,495)	(45,729)	61,886
Balance, end of period	$3,088,261	$3,065,553	$3,291,918
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Purchase price	$800,507	$664,529	$659,872
Allowance for credit losses	2,332,112	1,823,582	1,703,420
Amortized cost	3,132,619	2,488,111	2,363,292
Noncredit discount	3,216,500	3,284,369	3,464,670
Face value	6,349,119	5,772,480	5,827,962
Write-off of amortized cost	(3,132,619)	(2,488,111)	(2,363,292)
Write-off of noncredit discount	(3,216,500)	(3,284,369)	(3,464,670)
Negative allowance	800,507	664,529	659,872
Negative allowance for expected recoveries - current period purchases	$800,507	$664,529	$659,872
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Cash Collections	$1,911,537	$2,307,359	$2,111,848
Less - amounts classified to revenue from receivable portfolios	(1,202,361)	(1,287,730)	(1,374,717)
Collections applied to investment in receivable portfolios, net	$709,176	$1,019,629	$737,131

(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Year Ended December 31,
	2022	2021	2020
Recoveries above forecast	$29,253	$326,006	$228,075
Changes in expected future recoveries	63,892	(126,870)	(220,829)
Changes in recoveries	$93,145	$199,136	$7,246
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the year ended December 31, 2022 outperformed the projected cash flows by approximately $29.3 million. Changes in expected future recoveries are reassessed each quarter, the Company considers, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment when updating the forecasts of expected lifetime recoveries. The Company recorded a net positive change in expected future period recoveries of approximately $63.9 million during the year ended December 31, 2022.
Note 5: Composition of Certain Financial Statement Items
Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment and software	$209,803	$209,844
Leasehold improvements	34,950	37,533
Furniture, fixtures and equipment	20,155	19,959
Construction in process	2,546	2,487
Telecommunications equipment and other	1,600	3,075
	269,054	272,898
Less: accumulated depreciation and amortization	(155,154)	(153,041)
	$113,900	$119,857
Depreciation and amortization expense related to property and equipment was $40.1 million, $42.2 million, and $34.8 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Other Assets
Other assets consist of the following as of the dates presented (in thousands):

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$70,074	$68,812
Real estate owned	68,242	44,640
Derivative instruments	36,807	3,541
Prepaid expenses	30,376	26,943
Identifiable intangible assets, net	22,112	36,320
Income tax deposits	18,259	19,315
Deferred tax assets	18,069	51,451
Service fee receivables	16,094	22,610
Other	61,040	61,643
Total	$341,073	$335,275

Note 6: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of December 31, 2022. The components of the Company’s consolidated borrowings were as follows (in thousands):

	December 31, 2022	December 31, 2021
Global senior secured revolving credit facility	$661,738	$406,635
Encore private placement notes	68,390	107,470
Senior secured notes	1,485,888	1,613,739
Convertible notes and exchangeable notes	272,500	422,500
Cabot securitisation senior facility	423,522	473,443
Other	23,512	24,889
Finance lease liabilities	5,675	7,005
	2,941,225	3,055,681
Less: debt discount and issuance costs, net of amortization	(42,404)	(58,350)
Total	$2,898,821	$2,997,331
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On March 29, 2022, the Company amended and restated the Global Senior Facility to, among other things (1) upsize the facility by $90.0 million to $1.14 billion, (2) extend the termination date of the facility from September 2025 to September 2026, and (3) transition from LIBOR to Term SOFR for U.S. dollar borrowings. As of December 31, 2022, the Global Senior Facility provided for a total committed facility of $1.14 billion that matures in September 2026 and includes the following key provisions:
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
As of December 31, 2022, the outstanding borrowings under the Global Senior Facility were $661.7 million. The weighted average interest rate of the Global Senior Facility was 4.42% and 3.07% for the years ended December 31, 2022 and December 31, 2021, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $478.3 million as of December 31, 2022.

Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of December 31, 2022, $68.4 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	December 31, 2022	December 31, 2021	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$375,325	$397,928	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	363,019	405,808	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	302,516	338,174	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	445,028	471,829	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,485,888	$1,613,739
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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	December 31, 2022	December 31, 2021	Maturity Date	Interest Rate
2022 Convertible Notes	$—	$150,000	Mar 15, 2022	3.250%
2023 Exchangeable Notes	172,500	172,500	Sep 1, 2023	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	3.250%
	$272,500	$422,500
On March 15, 2022, the Company’s $150.0 million 2022 Convertible Notes matured. The 2022 Convertible Notes had a conversion price of $45.33. In September 2021, in accordance with the indenture for the 2022 Convertible Notes, the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2022 Convertible Notes. In March 2022, the Company settled the conversion of the 2022 Convertible Notes entirely in cash for $221.2 million, of which $71.2 million (the excess above the principal amount) represents the conversion spread and was recognized in the Company’s stockholder’s equity. No gain or loss was recognized as a result of the conversion of the 2022 Convertible Notes in the Company’s consolidated statements of income for the year ended December 31, 2022.
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
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company may enter into hedge programs that increase the effective conversion or exchange price for the Convertible Notes and the Exchangeable Notes. As of December 31, 2022, the Company had one hedge program that increases the effective exchange price for the 2023 Exchangeable Notes. The hedge instrument has been determined to be indexed to the Company’s own stock and meets the criteria for equity classification. The Company recorded the cost of the hedge instrument as a reduction in additional paid-in capital, and does not recognize subsequent changes in fair value of this financial instrument in its consolidated financial statement. The Company did not hedge the 2022 Convertible Notes or the 2025 Convertible Notes.
Certain key terms related to the convertible and exchangeable features as of December 31, 2022 are listed below ($ in thousands, except conversion or exchange price):

	2023 Exchangeable Notes	2025 Convertible Notes
Initial conversion or exchange price	$44.62	$40.00
Closing stock price at date of issuance	$36.45	$32.00
Closing stock price date	Jul 20, 2018	Sep 4, 2019
Initial conversion or exchange rate (shares per $1,000 principal amount)	22.4090	25.0000
Adjusted conversion or exchange rate (shares per $1,000 principal amount)	22.5264	25.1310
Adjusted conversion or exchange price(1)	$44.39	$39.79
Adjusted effective conversion or exchange price(2)	$62.13	$39.79
Excess of if-converted value compared to principal(3)	$13,785	$20,478
Conversion or exchange date	Mar 1, 2023	Jul 1, 2025
_______________________
(1)Pursuant to the indentures for the Company’s Convertible Notes and Exchangeable Notes, the conversion and exchange rates were adjusted upon the completion of the Company’s tender offer in December 2021.
(2)The Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes to $62.13.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes and Exchangeable Notes were converted or exchanged on December 31, 2022 using a hypothetical share price based on the closing stock price on December 31, 2022. The premium of the 2023 Exchangeable Notes would have been reduced to zero with the existing hedge program.
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
As discussed in “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies,” the Company adopted ASU 2020-06 on January 1, 2021 using a modified-retrospective approach. The Company’s convertible and exchangeable notes are no longer bifurcated into a debt component and an equity component, instead, they are carried as a single liability, which reflects the principal amount of the convertible and exchangeable notes. The interest expense recognized on the convertible and exchangeable notes is based on coupon rates, rather than higher effective interest rates. The Company has not adjusted comparative information for the year ended December 31, 2020. Interest expense related to the Convertible Notes and Exchangeable Notes was as follows during the periods presented (in thousands):

	Year ended December 31,
	2022	2021	2020
Interest expense—stated coupon rate	$12,001	$16,839	$21,857
Interest expense—amortization of debt discount	—	—	10,945
Interest expense—Convertible Notes and Exchangeable Notes	$12,001	$16,839	$32,802

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
As of December 31, 2022, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $423.5 million based on an exchange rate of $1.00 to £0.83, the exchange rate as of December 31, 2022). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £349.7 million (approximately $423.1 million based on an exchange rate of $1.00 to £0.83, the exchange rate as of December 31, 2022) as of December 31, 2022. The weighted average interest rate was 4.33% and 3.11% for the years ended December 31, 2022 and 2021, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of December 31, 2022, the Company’s finance lease liabilities were approximately $5.7 million. Refer to “Note 12: Leases” for further details.
Maturity Schedule
The aggregate amounts of the Company’s borrowings, including finance lease liabilities, maturing in each of the next five years and thereafter are as follows (in thousands):

2023	$224,828
2024	38,931
2025	480,801
2026	1,448,865
2027	256
Thereafter	747,544
Total	$2,941,225

Note 7: Variable Interest Entities
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb expected losses, or the right to receive expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive residual returns from the entity that could potentially be significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary.
As of December 31, 2022, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 8: Common Stock
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the years ended December 31, 2022 and 2021, the Company repurchased 1,497,184 and 2,598,034 shares of its common stock for approximately $86.9 million and $121.2 million, respectively. The Company’s practice is to retire the shares repurchased.
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
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(10,322)	$(78,444)	$(88,766)
Other comprehensive loss before reclassification	(324)	17,153	16,829
Reclassification	558	—	558
Removal of OCI in connection with divestiture	—	2,632	2,632
Tax effect	(66)	—	(66)
Balance at December 31, 2020	(10,154)	(58,659)	(68,813)
Other comprehensive loss before reclassification	(31,709)	(15,309)	(47,018)
Reclassification	44,544	—	44,544
Removal of OCI in connection with divestiture	—	19,904	19,904
Tax effect	(2,165)	—	(2,165)
Balance at December 31, 2021	516	(54,064)	(53,548)
Other comprehensive loss before reclassification	5,737	(78,232)	(72,495)
Reclassification	30,648	—	30,648
Tax effect	(407)	(3,014)	(3,421)
Balance at December 31, 2022	$36,494	$(135,310)	$(98,816)

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
Total stock-based compensation expense during the years ended December 31, 2022, 2021, and 2020 was $15.4 million, $18.3 million, and $16.6 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $4.2 million, $2.5 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
There were no options granted during the years ended December 31, 2022, 2021, or 2020. As of December 31, 2022, all outstanding stock options have been fully vested and all related compensation expense has been fully recognized.
A summary of the Company’s stock option activity as of December 31, 2022, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	4,166	$22.17
Exercised	(4,166)	$22.17
Outstanding as of December 31, 2022	—	$—	—	$—
Exercisable as of December 31, 2022	—	$—	—	$—
The total intrinsic value of options exercised during the years ended December 31, 2022, and 2021, was $0.2 million and $0.2 million, respectively. Cash received from option exercise under all share-based payment arrangements during the years ended December 31, 2022, and 2021, was negligible. There were no stock options exercised during the year ended December 31, 2020.
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

A summary of the Company’s performance stock option activity as of December 31, 2022, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	100,614	$30.95
Exercised	(20,665)	$30.95
Outstanding as of December 31, 2022	79,949	$30.95	1.19	$1,358
Vested as of December 31, 2022	79,949	$30.95	1.19	$1,358
Exercisable as of December 31, 2022	79,949	$30.95	1.19	$1,358
As of December 31, 2022, all related compensation expense has been fully recognized. No performance stock options were granted during the years ended December 31, 2022, 2021, and 2020. The total intrinsic value of performance options exercised during the year ended December 31, 2022 and 2021, was $0.6 million and $1.1 million, respectively. Cash received from performance option exercise during the years ended December 31, 2022 and 2021 was $0.6 million and $1.6 million, respectively. There were no performance stock options exercised during the year ended December 31, 2020.
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
A summary of the Company’s stock award activities as of December 31, 2022, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	693,939	$39.33
Awarded	302,283	$60.45
Vested	(413,798)	$38.12
Cancelled	(39,489)	$48.93
Non-vested as of December 31, 2022	542,935	$51.31
________________________
(1)Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is up to 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2022 and 2021, the maximum number of non-vested performance shares that could vest under the provisions of the agreements was 681,330 and 878,309, respectively.
Unrecognized compensation expense related to non-vested shares as of December 31, 2022 was $13.1 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.4 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2022, 2021, and 2020 was $26.9 million, $16.9 million, and $14.5 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2022, 2021, and 2020 was $60.45, $42.09, and $38.51, respectively.

Note 11: Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
US	$331,009	$390,607	$259,132
Foreign	(20,020)	45,934	23,766
Total income before provision for income taxes	$310,989	$436,541	$282,898
The provision for income tax consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current expense (benefit):
Federal	$59,105	$33,582	$43,185
State	11,803	5,787	8,528
Foreign	(893)	10,600	10,112
	70,015	49,969	61,825
Deferred expense (benefit):
Federal	8,142	49,512	15,851
State	6,290	5,904	2,192
Foreign	31,978	(20,045)	(9,494)
	46,410	35,371	8,549
Provision for income taxes	$116,425	$85,340	$70,374
The reconciliation of federal statutory income tax rate to our effective tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal provision	21.0%	21.0%	21.0%
State provision	5.0%	2.3%	3.2%
Foreign rate differential(1)	(0.3)%	(1.0)%	(0.5)%
Change in tax rate(2)	—%	(1.3)%	(0.9)%
Change in valuation allowance(3)	13.2%	(2.3)%	0.9%
Non-deductible CFPB settlement fees	—%	—%	1.1%
Deductible loss in foreign jurisdiction(4)	(2.7)%	—%	—%
Other	1.2%	0.8%	0.1%
Effective rate	37.4%	19.5%	24.9%
________________________
(1)Relates primarily to lower tax rates on income or loss attributable to international operations.
(2)In 2021 and 2020, includes impact of U.K. tax rate increases.
(3)Includes valuation allowance recorded on U.K. deferred tax assets
(4)This represents a deductible loss recognized in a foreign subsidiary that maintains a full valuation allowance on its deferred tax assets. Accordingly, this deductible loss increased the valuation allowance and did not result in any tax benefit during the year ended December 31, 2022.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the years ended December 31, 2022, 2021 and 2020 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2022, were approximately $138.5 million. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments of unremitted earnings under the indefinite reinvestment exemption. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practical due to the complexities of a hypothetical calculation. Subsidiaries operating outside of the United States for which the Company does not consider under the indefinite reinvestment exemption have no material undistributed earnings or outside basis differences and therefore no U.S. taxes have been provided.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$70,543	$68,677
Operating lease liabilities	12,222	18,715
Accrued expenses	10,800	11,885
Difference in basis of receivable portfolio	23,751	33,335
Stock-based compensation	4,960	4,528
Right-of-use asset	—	23
Difference in basis of depreciable and amortizable assets	2,057	5,326
Other	2,396	6,094
Total deferred tax assets	126,729	148,583
Valuation allowance	(66,625)	(35,920)
Total deferred tax assets net of valuation allowance	60,104	112,663
Deferred tax liabilities:
Accrued expenses	(443)	(750)
Difference in basis of bond and loan costs	(1,003)	(1,725)
Difference in basis of receivable portfolio	(109,787)	(105,743)
Stock-based compensation	(970)	(672)
Right-of-use asset	(9,794)	(15,367)
Difference in basis of depreciable and amortizable assets	(16,807)	(26,210)
Prepaid expenses	(875)	(907)
Other	(10,206)	(23)
Total deferred tax liabilities	(149,885)	(151,397)
Net deferred tax liability(1)	$(89,781)	$(38,734)
________________________
(1)The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred taxes and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction, and presented as a single amount in the statement of financial condition.
As of December 31, 2022, certain of the Company’s foreign subsidiaries have net operating loss carry forwards of approximately $278.2 million, which will begin to expire in 2025. Certain of the Company’s domestic subsidiaries have state net operating losses with an indefinite carryover period.
As of December 31, 2022, valuation allowances increased by $30.7 million, as compared to December 31, 2021. The increase in valuation allowance is primarily related to U.K. deferred tax assets. These deferred tax assets include revenue recognition differences between statutory reporting and US GAAP reporting. In evaluating all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will be realized, significant judgement is required and the weight of all available evidence must be considered. A significant piece of objective negative evidence evaluated was the U.K. loss before income taxes for the three-year period ended December 31, 2022. Objective evidence limits the ability to consider subjective evidence, such as projections for future earnings growth. The Company will continue to evaluate the realizability of deferred tax assets each quarter based on all available positive and negative evidence, including current and cumulative earnings, forecasts of future profitability, statutory carryback and carryforward periods and tax planning strategies. In a period when positive evidence supports a conclusion that a valuation allowance is no longer needed, a tax benefit will be recorded.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
Balance as of December 31, 2019	$7,908
Decrease related to prior year tax positions	(608)
Increases related to prior year tax positions	6
Increases related to current year tax positions	574
Decrease related to expiration of statute of limitations	(827)
Decreases related to settlements with taxing authorities	(272)
Balance as of December 31, 2020	6,781
Decrease related to prior year tax positions	(2,034)
Decrease related to expiration of statute of limitations	(712)
Increase related to prior year tax positions	261
Increase related to current year tax positions	251
Balance as of December 31, 2021	4,547
Decrease related to prior year tax positions	(1,296)
Decrease related to settlements with taxing authorities	(713)
Decrease related to expiration of statute of limitations	(115)
Increase related to prior year tax positions	874
Increase related to current year tax positions	691
Balance as of December 31, 2022	$3,988
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $4.9 million, $4.6 million and $6.9 million as of December 31, 2022, 2021, and 2020 respectively. As of December 31, 2022, 2021 and 2020, there was $2.5 million, $1.6 million and $3.3 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2022, the decrease in the Company's gross unrecognized tax benefit was primarily due to the release of a prior year position related to a foreign entity. During the year ended December 31, 2021, the decrease in the Company's gross unrecognized tax benefit was primarily related to the release of a prior year position related to a foreign entity. During the year ended December 31, 2020, the decrease in the Company's gross unrecognized tax benefit was primarily related to the expiration of state statute of limitations.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to income tax as a component of the provision for income taxes. The Company recognized a benefit of $0.4 million, expense of $0.1 million and expense of $0.2 million in net interest and penalties during the years ended December 31, 2022, 2021 and 2020, respectively. Interest and penalties accrued as of December 31, 2022, 2021 and 2020 were immaterial.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The Company is subject to examination of its income tax returns by various taxing authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. In general, the Company is subject to examination for tax years after 2017 for the U.S. federal jurisdiction, after 2018 for U.S state jurisdictions, and after 2017 in major foreign jurisdictions.
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

Note 12: Leases
The majority of the Company’s leases are for corporate offices, various facilities, and information technology equipment.
The components of lease expense were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease costs(1)	$18,403	$17,272	$16,331
Finance lease costs
Amortization of ROU assets	4,296	3,848	3,149
Interest on lease liabilities	312	419	420
Total lease costs	$23,011	$21,539	$19,900
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
The following table provides supplemental consolidated statement of financial condition information related to leases as of the dates presented (in thousands):

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets	$70,074	$68,812
Finance lease ROU assets	Property and equipment, net	18,337	15,064
Total lease ROU assets		$88,411	$83,876

Liabilities
Operating lease liabilities	Other liabilities	$83,598	$84,314
Finance lease liabilities	Borrowings	5,675	7,005
Total lease liabilities		$89,273	$91,319
Supplemental lease information is summarized below (in thousands):

	Year Ended December 31,
	2022	2021	2020
ROU assets obtained in exchange for new operating lease obligations	$22,582	$13,426	$8,990
ROU assets obtained in exchange for new finance lease obligations	3,273	2,664	3,276
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	19,227	20,048	17,396
Finance leases - operating cash flows	312	419	419
Finance leases - financing cash flows	4,622	3,950	3,114
Lease term and discount rate were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	5.9	6.2	7.1
Finance leases	2.1	2.0	2.5
Weighted-average discount rate
Operating leases	5.2%	5.2%	5.0%
Finance leases	3.9%	4.6%	4.6%

Maturities of lease liabilities under non-cancelable leases as of December 31, 2022 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2023	$3,229	$17,691	$20,920
2024	1,945	17,688	19,633
2025	715	14,751	15,466
2026	15	13,789	13,804
2027	—	11,150	11,150
Thereafter	—	23,529	23,529
Total undiscounted lease payments	5,904	98,598	104,502
Less: imputed interest	(229)	(15,000)	(15,229)
Total lease liabilities	$5,675	$83,598	$89,273

Note 13: Commitments and Contingencies
Litigation and Regulatory
The Company is involved in disputes, legal actions, regulatory investigations, inquiries, and other actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions asserting various claims, including those based on the Fair Debt Collection Practices Act (“FDCPA”), the Fair Credit Reporting Act (“FCRA”), the Telephone Consumer Protection Act (“TCPA”), comparable state statutes, state and federal unfair competition statutes, and common law causes of action. The violations of law investigated or alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate or unsupported assertions of fact in support of its collection actions and/or has acted improperly in connection with its efforts to contact consumers. Such litigation and regulatory actions could involve potential compensatory or punitive damage claims, fines, sanctions, injunctive relief, or changes in business practices. Many continue on for some length of time and involve substantial investigation, litigation, negotiation, and other expense and effort before a result is achieved, and during the process the Company often cannot determine the substance or timing of any eventual outcome.
In September 2015, the Company entered into a consent order (the “2015 Consent Order”) with the Consumer Financial Protection Bureau (the “CFPB”) in which the Company settled allegations arising from its practices between 2011 and 2015. In October 2020, the Company entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve a subsequent lawsuit related to the 2015 Consent Order. Additionally, we are subject to ancillary state Attorney General investigations related to similar debt collection practices. We have entered into settlement agreements with the Attorneys General of various U.S. states in connection with our debt collection and litigation practices. The Company has discussed with additional state attorneys general potential resolution of these investigations, which could include penalties, restitution, and/or the adoption of new operational requirements. If the Company is unable to resolve its differences with the state attorneys general, it is possible that they may file claims against the Company.
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
As of December 31, 2022, the Company has no material reserves for legal matters.
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

As of December 31, 2022, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $444.0 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Employee Savings and Retirement Plan
The Company has a 401(k) Savings Plan that qualifies as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company recognized expense of approximately $2.8 million, $2.8 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, in salaries and employee benefits in its consolidated statements of income.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2022, has no liabilities recorded for these agreements.
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
The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total revenues:
United States	$995,470	$1,115,572	$992,916
Europe
United Kingdom	272,962	344,214	390,955
Other European countries(1)	129,737	142,316	99,430
Total Europe	402,699	486,530	490,385

Other geographies(1)	178	12,397	18,099
Total	$1,398,347	$1,614,499	$1,501,400
________________________
(1) None of these countries comprise greater than 10% of the Company's consolidated revenues.

	December 31, 2022	December 31, 2021
Long-lived assets(1):
United States	$82,695	$104,169
International
United Kingdom	58,034	62,205
India	25,337	4,571
Other foreign countries(2)	17,908	17,724
	101,279	84,500
Total	$183,974	$188,669
________________________
(1)Long-lived assets consist of property and equipment, net and right of use assets.
(2)None of these countries comprise greater than 10% of the Company's consolidated long-lived assets.

Note 15: Goodwill and Identifiable Intangible Assets
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
When reviewing goodwill for impairment, the Company first performs a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing its qualitative test, the Company considers various qualitative factors including, but not limited to economic environment, business climate, market capitalization, operating performance and competition. If after performing the qualitative test, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company must perform a quantitative goodwill impairment test. Instead of performing a qualitative test, the Company may also just proceed directly to performing a quantitative test. A quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company would record an impairment charge equal to the excess of the carrying value of the reporting unit over its fair value.
The Company applies various valuation techniques to estimate the fair value of each reporting unit when performing a quantitative impairment test, including the income approach and the market approach. Under the income approach, the Company uses a discounted cash flow method, or DCF, to estimate the fair value of a reporting unit. In applying the DCF method, an identified level of future cash flow is estimated. The cash flow projections are based on five-year financial forecasts developed by management that include purchasing volume, collections forecasts, capital spending trends, and cost assumptions to support anticipated growth, which are updated annually and reviewed by management. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. Because DCF analyses are based on management’s long-term financial projections and require significant estimates and judgments, the market approach is conducted in addition to the income approach in estimating the fair value of a reporting unit. Under the market approach, the Company uses both a Guideline Public Company Method and Guideline Merged & Acquired Company method to estimate the fair value of equity and the business enterprise value of a reporting unit. The Guideline Public Company approach uses financial metrics from similar public traded companies to estimate fair value. The Guideline Merged and Acquired Company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
As of October 1, 2022, the Company had two reporting units, MCM and Cabot, that carried goodwill. Instead of performing qualitative tests, the Company chose to proceed directly to performing quantitative tests for both reporting units at October 1, 2022, and determined that no goodwill impairment existed at these two reporting units. No indicators of impairment noted between the assessment date and December 31, 2022.
Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and intangible assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance as of beginning of period:	$897,795	$906,962	$884,185
Effect of foreign currency translation	(76,581)	(9,167)	22,777
Balance as of end of period:	$821,214	$897,795	$906,962
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$45,498	$(23,507)	$21,991	$66,969	$(31,154)	$35,815
Developed technologies	—	—	—	2,549	(2,530)	19
Trade name and other	909	(788)	121	1,597	(1,111)	486
Total intangible assets	$46,407	$(24,295)	$22,112	$71,115	$(34,795)	$36,320
The weighted-average useful lives of intangible assets at the time of acquisition were as follows (in years):

Weighted-Average Useful Lives
Customer relationships	10
Developed technologies	5
Trade name and other	7
The amortization expense for intangible assets subject to amortization was $10.4 million, $7.9 million, and $8.0 million during the years ended December 31, 2022, 2021, and 2020, respectively. Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2022 is as follows (in thousands):

2023	$4,622
2024	4,598
2025	4,550
2026	4,550
2027	3,792
Total	$22,112