Form 10-Q
period 2023-03-31
ENCORE CAPITAL GROUP INC
filed 2023-05-03
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
Common Stock, $0.01 par value	23,481,868 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$158,774	$143,912
Investment in receivable portfolios, net	3,214,792	3,088,261
Property and equipment, net	110,184	113,900
Other assets	368,041	341,073
Goodwill	834,174	821,214
Total assets	$4,685,965	$4,508,360
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$179,971	$198,217
Borrowings	3,081,786	2,898,821
Other liabilities	240,052	231,695
Total liabilities	3,501,809	3,328,733
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,482 and 23,323 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	235	233
Additional paid-in capital	—	—
Accumulated earnings	1,274,289	1,278,210
Accumulated other comprehensive loss	(90,368)	(98,816)
Total stockholders’ equity	1,184,156	1,179,627
Total liabilities and stockholders’ equity	$4,685,965	$4,508,360
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

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,642	$1,344
Investment in receivable portfolios, net	459,974	431,350
Other assets	3,813	3,627
Liabilities
Accounts payable and accrued liabilities	496	150
Borrowings	431,919	423,522
Other liabilities	105	105
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Revenue from receivable portfolios	$295,674	$304,105
Changes in recoveries	(9,501)	167,223
Total debt purchasing revenue	286,173	471,328
Servicing revenue	22,585	26,146
Other revenues	3,872	2,208
Total revenues	312,630	499,682
Operating expenses
Salaries and employee benefits	103,850	96,956
Cost of legal collections	54,101	55,717
General and administrative expenses	37,965	33,534
Other operating expenses	27,556	27,027
Collection agency commissions	8,150	9,605
Depreciation and amortization	10,870	11,829
Total operating expenses	242,492	234,668
Income from operations	70,138	265,014
Other expense
Interest expense	(46,835)	(34,633)
Other income, net	1,732	392
Total other expense	(45,103)	(34,241)
Income before income taxes	25,035	230,773
Provision for income taxes	(6,409)	(55,024)
Net income	$18,626	$175,749

Earnings per share:
Basic	$0.79	$7.11
Diluted	$0.75	$6.40

Weighted average shares outstanding:
Basic	23,548	24,722
Diluted	24,942	27,482
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$18,626	$175,749
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain on derivative instruments	(8,053)	15,592
Income tax effect	876	(3,698)
Unrealized (loss) gain on derivative instruments, net of tax	(7,177)	11,894
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	16,008	(22,254)
Income tax effect	(383)	—
Unrealized gain (loss) on foreign currency translation	15,625	(22,254)
Other comprehensive income (loss), net of tax:	8,448	(10,360)
Total comprehensive income	$27,074	$165,389
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$1,179,627
Net income	—	—	—	18,626	—	18,626
Other comprehensive income, net of tax	—	—	—	—	8,448	8,448
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	159	2	(6,355)	—	—	(6,353)
Stock-based compensation	—	—	4,052	—	—	4,052
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind of the existing capped call options	—	—	28,542	—	—	28,542
Settlement of convertible notes	—	—	(12,374)	(22,547)	—	(34,921)
Balance as of March 31, 2023	23,482	$235	$—	$1,274,289	$(90,368)	$1,184,156

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$1,185,261
Net income	—	—	—	175,749	—	175,749
Other comprehensive loss, net of tax	—	—	—	—	(10,360)	(10,360)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	220	3	(3,921)	(7,434)	—	(11,352)
Repurchase and retirement of common stock	(400)	(4)	—	(25,688)	—	(25,692)
Stock-based compensation	—	—	3,921	—	—	3,921
Settlement of convertible notes	—	—	—	(71,152)	—	(71,152)
Balance as of March 31, 2022	24,361	$244	$—	$1,310,039	$(63,908)	$1,246,375
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$18,626	$175,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,870	11,829
Other non-cash interest expense, net	4,594	4,196
Stock-based compensation expense	4,052	3,921
Deferred income taxes	1,369	2,806
Changes in recoveries	9,501	(167,223)
Other, net	(1,843)	4,787
Changes in operating assets and liabilities
Other assets	(3,139)	27,299
Accounts payable, accrued liabilities and other liabilities	(8,117)	(8,834)
Net cash provided by operating activities	35,913	54,530
Investing activities:
Purchases of receivable portfolios, net of put-backs	(274,625)	(166,298)
Collections applied to investment in receivable portfolios	166,682	215,309
Purchases of asset held for sale	(22,596)	(12,388)
Purchases of property and equipment	(4,885)	(7,079)
Other, net	4,709	7,684
Net cash (used in) provided by investing activities	(130,715)	37,228
Financing activities:
Payment of loan and debt refinancing costs	(5,850)	(1,455)
Proceeds from credit facilities	229,128	328,273
Repayment of credit facilities	(140,043)	(180,614)
Repayment of senior secured notes	(9,770)	(9,770)
Proceeds from issuance of convertible senior notes	230,000	—
Repayment of convertible and exchangeable senior notes	(192,457)	(221,152)
Proceeds from convertible hedge instruments, net	10,050	—
Repurchase and retirement of common stock	—	(25,692)
Other, net	(10,684)	(7,606)
Net cash provided by (used in) financing activities	110,374	(118,016)
Net increase (decrease) in cash and cash equivalents	15,572	(26,258)
Effect of exchange rate changes on cash and cash equivalents	(710)	(3,170)
Cash and cash equivalents, beginning of period	143,912	189,645
Cash and cash equivalents, end of period	$158,774	$160,217

Supplemental disclosure of cash information:
Cash paid for interest	$38,072	$31,771
Cash paid for taxes, net of refunds	908	949

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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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

Recently Adopted Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s condensed consolidated financial statements.
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
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the three months ended March 31, 2023, the Company did not make any repurchases under the share repurchase program. During the three months ended March 31, 2022, the Company repurchased 399,522 shares of its common stock for approximately $25.6 million. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$18,626	$175,749

Total weighted-average basic shares outstanding	23,548	24,722
Dilutive effect of stock-based awards	291	540
Dilutive effect of convertible and exchangeable senior notes	1,103	2,220
Total weighted-average dilutive shares outstanding	24,942	27,482

Basic earnings per share	$0.79	$7.11
Diluted earnings per share	$0.75	$6.40
There were no anti-dilutive employee stock options outstanding during the three months ended March 31, 2023 and 2022.
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

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$30,672	$—	$30,672
Liabilities
Cross-currency swap agreements	—	(33,344)	—	(33,344)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$36,807	$—	$36,807
Liabilities
Cross-currency swap agreements	—	(36,918)	—	(36,918)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $86.8 million and $68.2 million as of March 31, 2023 and December 31, 2022, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,214,792	$3,333,265	$3,088,261	$3,242,506
Financial Liabilities
Global senior secured revolving credit facility	752,107	752,107	661,738	661,738
Encore private placement notes	58,620	57,599	68,390	66,947
Senior secured notes(1)	1,505,060	1,353,671	1,480,258	1,334,686
Exchangeable senior notes due September 2023	17,655	21,185	172,500	205,227
Convertible senior notes due October 2025	100,000	134,336	100,000	130,556
Convertible senior notes due March 2029	230,000	232,463	—	—
Cabot securitisation senior facility	431,919	431,919	423,522	423,522
_______________________
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$30,672	Other assets	$36,807
Cross-currency swap agreements	Other liabilities	(33,344)	Other liabilities	(36,918)
Derivatives Designated as Hedging Instruments
The Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. As of March 31, 2023, the Company held two interest rate cap contracts with a notional amount of approximately $866.8 million. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $434.9 million based on an exchange rate of $1.00 to €0.92, the exchange rate as of March 31, 2023) and matures in June 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2021 Cap”) has a notional amount of £350.0 million (approximately $431.9 million based on an exchange rate of $1.00 to £0.81, the exchange rate as of March 31, 2023) and matures in September 2024. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2021 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $22.1 million of net derivative gain from OCI into earnings relating to interest rate caps within the next 12 months.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as cash flow hedges. As of March 31, 2023, there were four cross-currency swap agreements outstanding with a total notional amount of €350.0 million (approximately $380.5 million based on an exchange rate of $1.00 to €0.92, the exchange rate as of March 31, 2023). The cross-currency swaps expire in October 2023. The Company expects to reclassify approximately $1.6 million of net derivative loss from OCI into earnings relating to cross-currency swaps within their remaining term.

The following table summarize the effects of derivatives in cash flow hedging relationships designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Interest rate cap contracts	$(6,924)	$9,763	Interest expense	$(450)	$(170)
Cross-currency swap agreements	2,066	(6,404)	Interest expense	(1,508)	(1,587)
			Other income (expense)	5,153	(10,476)

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
The Company measures expected future recoveries based on historical experience, current conditions, reasonable and supportable forecasts, and other quantitative and qualitative factors. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity and the productivity of the Company’s collection staff. External factors include new laws or regulations, new interpretations of existing laws or regulations, and macroeconomic conditions. The Company continues to reassess its expected future recoveries in each reporting period.

Investment in receivable portfolios, net consists of the following as of the dates presented (in thousands):

	March 31,
	2023	2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,214,792	3,137,386
Balance, end of period	$3,214,792	$3,137,386
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$3,088,261	$3,065,553
Negative allowance for expected recoveries - current period purchases(1)	276,431	169,505
Collections applied to investment in receivable portfolios, net (2)	(166,682)	(215,309)
Changes in recoveries (3)	(9,501)	167,223
Put-backs and Recalls	(1,806)	(3,207)
Disposals and transfers to real estate owned	(1,105)	(1,976)
Foreign currency translation adjustments	29,194	(44,403)
Balance, end of period	$3,214,792	$3,137,386
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended March 31,
	2023	2022
Purchase price	$276,431	$169,505
Allowance for credit losses	659,644	350,186
Amortized cost	936,075	519,691
Noncredit discount	1,005,221	657,058
Face value	1,941,296	1,176,749
Write-off of amortized cost	(936,075)	(519,691)
Write-off of noncredit discount	(1,005,221)	(657,058)
Negative allowance	276,431	169,505
Negative allowance for expected recoveries - current period purchases	$276,431	$169,505
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended March 31,
	2023	2022
Cash Collections	$462,356	$519,414
Less - amounts classified to revenue from receivable portfolios	(295,674)	(304,105)
Collections applied to investment in receivable portfolios, net	$166,682	$215,309
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended March 31,
	2023	2022
Recoveries (below) above forecast	$(15,358)	$46,352
Changes in expected future recoveries	5,857	120,871
Changes in recoveries	$(9,501)	$167,223
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended March 31, 2023, under-performed the forecasted collections by approximately $15.4 million. The under-performance was primarily attributable to shifts in the timing of collections for recent U.S. vintages as consumers transitioned back to more normalized payment behavior. The under-performance was also partly due to court closures in Spain resulting from labor unrest in the court system.
When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2023, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment and believes that forecasted collections for certain static pools resulted in increased total expected recoveries. As a result, the Company has updated its forecast, resulting in changes in the timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net positive change in expected future recoveries of approximately $5.9 million for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recorded approximately $120.9 million in net positive change in expected future recoveries.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Real estate owned	$86,844	$68,242
Operating lease right-of-use assets	71,413	70,074
Prepaid expenses	33,425	30,376
Derivative instruments	30,672	36,807
Identifiable intangible assets, net	21,369	22,112
Income tax deposits	20,188	18,259
Deferred tax assets	16,487	18,069
Service fee receivables	16,126	16,094
Other	71,517	61,040
Total	$368,041	$341,073

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of March 31, 2023. The components of the Company’s consolidated borrowings were as follows (in thousands):

	March 31, 2023	December 31, 2022
Global senior secured revolving credit facility	$752,107	$661,738
Encore private placement notes	58,620	68,390
Senior secured notes	1,510,416	1,485,888
Convertible notes and exchangeable notes	347,655	272,500
Cabot securitisation senior facility	431,919	423,522
Other	20,206	23,512
Finance lease liabilities	4,716	5,675
	3,125,639	2,941,225
Less: debt discount and issuance costs, net of amortization	(43,853)	(42,404)
Total	$3,081,786	$2,898,821
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On March 29, 2022, the Company amended and restated the Global Senior Facility to, among other things (1) upsize the facility by $90.0 million to $1.14 billion, (2) extend the termination date of the facility from September 2025 to September 2026, and (3) transition from LIBOR to Term SOFR for U.S. dollar borrowings. As of March 31, 2023, the Global Senior Facility provided for a total committed facility of $1.14 billion that matures in September 2026 and includes the following key provisions:
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
As of March 31, 2023, the outstanding borrowings under the Global Senior Facility were $752.1 million. The weighted average interest rate of the Global Senior Facility was 7.06% and 2.73% for the three months ended March 31, 2023 and 2022, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $387.9 million as of March 31, 2023.

Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of March 31, 2023, $58.6 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	March 31, 2023	December 31, 2022	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$380,510	$375,325	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	370,216	363,019	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	308,514	302,516	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	451,176	445,028	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,510,416	$1,485,888
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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	March 31, 2023	December 31, 2022	Maturity Date	Interest Payment Dates	Interest Rate
2023 Exchangeable Notes	$17,655	$172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	—	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$347,655	$272,500
In March 2023, Encore issued $230.0 million aggregate principal amount of 4.00% convertible senior notes that mature on March 15, 2029 in a private placement transaction (the “2029 Convertible Notes”). Interest on the 2029 Convertible Notes is payable semi-annually.
The Company used a portion of the net proceeds from the issuance of the 2029 Convertible Notes to repurchase, in separate privately negotiated transactions, approximately $154.8 million aggregate principal amount of its 2023 Exchangeable Notes for approximately $192.5 million. The repurchase met the criteria for an induced conversion and accordingly, the Company recognized expense of $2.7 million, representing the fair value of the consideration paid to certain holders of the 2023 Exchangeable Notes in excess of the fair value to which they were entitled to receive pursuant to the original conversion terms on the respective settlement dates. The amount is included in Other income, net, in the Company’s condensed consolidated statements of income during the three months ended March 31, 2023. The remaining excess above the principal amount of the repurchased 2023 Exchangeable Notes was recognized in the Company’s stockholder’s equity.
Additionally, the Company received proceeds of approximately $28.5 million from the unwind of the capped call options associated with the repurchased portion of the 2023 Exchangeable Notes. Since the capped call options were determined to be equity instruments, the partial unwind of the capped call options was recorded as an increase in stockholder’s equity in the condensed consolidated statements of financial condition as of March 31, 2023. In addition, the Company recognized approximately $0.7 million of interest expense in the condensed consolidated statements of income during the three months ended March 31, 2023 to record the write-off of unamortized debt issuance costs associated with the 2023 Exchangeable Notes repurchased.
The 2023 Exchangeable Notes were issued by Encore Capital Europe Finance Limited (“Encore Finance”), a 100% owned finance subsidiary of Encore, and are fully and unconditionally guaranteed by Encore. Unless otherwise indicated in connection with a particular offering of debt securities, Encore will fully and unconditionally guarantee any debt securities issued by Encore Finance. Amounts related to Encore Finance are included in the consolidated financial statements of Encore subsequent to April 30, 2018, the date of incorporation of Encore Finance.
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company may enter into hedge programs that increase the effective conversion or exchange price for the Convertible Notes and the Exchangeable Notes. In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions that effectively raised the conversion price of the 2029 Convertible Notes from $65.89 to $82.69. The cost of the capped call transactions was approximately $18.5 million. This cost, net of tax effect, was recorded as a reduction to stockholder’s equity in the condensed consolidated statements of financial condition as of March 31, 2023. As of March 31, 2023, the Company had two hedge programs that increase the effective exchange price for the 2029 Convertible Notes and the 2023 Exchangeable Notes. The hedge instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. The Company recorded the cost of the hedge instruments as a reduction in stockholder’s equity, and does not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements. The Company did not hedge the 2025 Convertible Notes.
Certain key terms related to the convertible and exchangeable features as of March 31, 2023 are listed below ($ in thousands, except conversion or exchange price):

	2023 Exchangeable Notes	2025 Convertible Notes	2029 Convertible Notes
Initial conversion or exchange price	$44.62	$40.00	$65.89
Closing stock price at date of issuance	$36.45	$32.00	$51.68
Closing stock price date	Jul 20, 2018	Sep 4, 2019	Feb 28, 2023
Initial conversion or exchange rate (shares per $1,000 principal amount)	22.4090	25.0000	15.1763
Adjusted conversion or exchange rate (shares per $1,000 principal amount)(1)	22.5264	25.1310	15.1763
Adjusted conversion or exchange price(1)	$44.39	$39.79	$65.89
Adjusted effective conversion or exchange price(2)	$62.13	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$2,409	$26,786	$—
Conversion or exchange date	Mar 1, 2023	Jul 1, 2025	Dec 15, 2028
_______________________
(1)Pursuant to the indentures for the Company’s 2025 Convertible Notes and 2023 Exchangeable Notes, the conversion and exchange rates were adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective exchange price for the 2023 Exchangeable Notes to $62.13 and the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes and Exchangeable Notes were converted or exchanged on March 31, 2023 using a hypothetical share price based on the closing stock price on March 31, 2023. The premium of the 2023 Exchangeable Notes would have been reduced to zero with the existing hedge program.
In February 2023, in accordance with the indenture for the 2023 Exchangeable Notes, Encore Finance irrevocably elected “combination settlement” with a specified dollar amount equal to $1,800 per $1,000 principal amount of the 2023 Exchangeable Notes for all exchanges of the 2023 Exchangeable Notes that occur on or after March 1, 2023, the free exchange date, which effectively will result in an all cash settlement for the 2023 Exchangeable Notes so long as the stock price does not exceed $79.91 at the time of exchange. None of the 2023 Exchangeable Notes have been exchanged.

In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
Interest expense related to the Convertible Notes and Exchangeable Notes was $2.9 million and $3.7 million during the three months ended March 31, 2023 and 2022, respectively.
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
As of March 31, 2023, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $431.9 million based on an exchange rate of $1.00 to £0.81, the exchange rate as of March 31, 2023). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £366.5 million (approximately $452.3 million based on an exchange rate of $1.00 to £0.81, the exchange rate as of March 31, 2023) as of March 31, 2023. The weighted average interest rate was 5.25% and 3.45% for the three months ended March 31, 2023 and 2022, respectively.
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
As of March 31, 2023, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended March 31, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$36,494	$(135,310)	$(98,816)
Other comprehensive (loss) income before reclassification	(4,858)	16,008	11,150
Reclassification	(3,195)	—	(3,195)
Tax effect	876	(383)	493
Balance at end of period	$29,317	$(119,685)	$(90,368)

	Three Months Ended March 31, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$516	$(54,064)	$(53,548)
Other comprehensive income (loss) before reclassification	3,359	(22,254)	(18,895)
Reclassification	12,233	—	12,233
Tax effect	(3,698)	—	(3,698)
Balance at end of period	$12,410	$(76,318)	$(63,908)
Note 10: Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 was 25.6%. For the three months ended March 31, 2022, the Company’s effective tax rate was 23.8%. For the three months ended March 31, 2023, the difference between the effective tax rate and the federal statutory rate was primarily due to the provision for state income taxes offset by other foreign adjustments. For the three months ended March 31, 2022 the difference between the effective tax rate and the federal statutory rate was primarily due to the provision of state income taxes and the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2023 and 2022, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgement is required in evaluating uncertain tax positions and determining the provision for income taxes. During the three months ended March 31, 2023, the Company accrued $2.5 million related to state tax filing positions.
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
As of March 31, 2023, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or any new material legal proceedings during the three months ended March 31, 2023.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2023, the Company has no material reserves for legal matters.

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
As of March 31, 2023, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $439.1 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues:
United States	$200,218	$373,574
Europe
United Kingdom	77,985	90,221
Other European countries(1)	34,238	35,811
Total Europe	112,223	126,032

Other geographies(1)	189	76
Total	$312,630	$499,682
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2023, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and intangible assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance as of beginning of period:	$821,214	$897,795
Effect of foreign currency translation	12,960	(21,254)
Balance as of end of period:	$834,174	$876,541
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$46,401	$(25,134)	$21,267	$45,498	$(23,507)	$21,991
Trade name and other	912	(810)	102	909	(788)	121
Total intangible assets	$47,313	$(25,944)	$21,369	$46,407	$(24,295)	$22,112

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors including, but not limited to, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A—Risk Factors” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending surpassing pre-pandemic levels and with rising delinquency rates, we have seen an increase in supply. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the first quarter continued to improve as a result of increased supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe continued growth in lending and/or rising delinquency rates or charge-off rates will drive continued growth in supply.
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
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
MCM (United States)	$213,452	$94,309
Cabot (Europe)	62,979	75,196
Total purchases of receivable portfolios	$276,431	$169,505
In the United States, capital deployment increased significantly during the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing improved.
In Europe, capital deployment decreased during the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The decrease was primarily due to the unfavorable impact from foreign currency translation driven by the strengthening of the U.S. dollar against the British Pound. Pricing remains competitive in Europe and as a result purchases were limited.
During the three months ended March 31, 2023 and 2022, we also invested $22.6 million and $12.4 million in REO assets, respectively.
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

	Three Months Ended March 31,
	2023	2022
MCM (United States):
Call center and digital collections	$191,105	$215,624
Legal collections	137,511	154,500
Collection agencies	54	488
Subtotal	328,670	370,612
Cabot (Europe):
Call center and digital collections	56,998	54,453
Legal collections	43,709	52,513
Collection agencies	32,081	40,880
Subtotal	132,788	147,846
Other geographies:	898	956
Total collections from purchased receivables	$462,356	$519,414
Gross collections from purchased receivables decreased by $57.1 million, or 11.0%, to $462.4 million during the three months ended March 31, 2023, as compared to $519.4 million during the three months ended March 31, 2022. The decrease in collections in the United States was primarily a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The decrease was also a result of a high level of collections in the year ago period resulting from changes in consumer behavior during the COVID-19 pandemic, which we believe have now normalized. The decrease in collections from purchased receivables in Europe was primarily due to the unfavorable impact from foreign currency translation, driven by the strengthening of the U.S. dollar against the British Pound. Court closures in Spain resulting from labor unrest also had an impact on collections for the quarter.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
Revenues
Revenue from receivable portfolios	$295,674	94.6%	$304,105	60.8%
Changes in recoveries	(9,501)	(3.1)%	167,223	33.5%
Total debt purchasing revenue	286,173	91.5%	471,328	94.3%
Servicing revenue	22,585	7.2%	26,146	5.2%
Other revenues	3,872	1.3%	2,208	0.5%
Total revenues	312,630	100.0%	499,682	100.0%
Operating expenses
Salaries and employee benefits	103,850	33.2%	96,956	19.4%
Cost of legal collections	54,101	17.4%	55,717	11.2%
General and administrative expenses	37,965	12.1%	33,534	6.7%
Other operating expenses	27,556	8.8%	27,027	5.4%
Collection agency commissions	8,150	2.6%	9,605	1.9%
Depreciation and amortization	10,870	3.5%	11,829	2.4%
Total operating expenses	242,492	77.6%	234,668	47.0%
Income from operations	70,138	22.4%	265,014	53.0%
Other expense
Interest expense	(46,835)	(15.0)%	(34,633)	(6.9)%
Other income, net	1,732	0.6%	392	0.1%
Total other expense	(45,103)	(14.4)%	(34,241)	(6.8)%
Income before income taxes	25,035	8.0%	230,773	46.2%
Provision for income taxes	(6,409)	(2.0)%	(55,024)	(11.0)%
Net income	$18,626	6.0%	$175,749	35.2%
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$288,390	$295,121	$(6,731)	(2.3)%
ZBA revenue	7,284	8,984	(1,700)	(18.9)%
Revenue from receivable portfolios	295,674	304,105	(8,431)	(2.8)%

Recoveries (below) above forecast	(15,358)	46,352	(61,710)	(133.1)%
Changes in expected future recoveries	5,857	120,871	(115,014)	(95.2)%
Changes in recoveries	(9,501)	167,223	(176,724)	(105.7)%
Debt purchasing revenue	286,173	471,328	(185,155)	(39.3)%

Servicing revenue	22,585	26,146	(3,561)	(13.6)%
Other revenues	3,872	2,208	1,664	75.4%
Total revenues	$312,630	$499,682	$(187,052)	(37.4)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were unfavorably impacted by foreign currency translation, primarily as a result of the strengthening of the U.S. dollar against the British Pound by 10.4% during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
The decrease in revenue recognized from portfolio basis during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, other than resulting from the unfavorable impact from foreign currency translation discussed above, was primarily due to a lower portfolio basis (i.e., a lower investment in receivable balance) driven by a lower volume of purchases in recent periods.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended March 31, 2023, under-performed the forecasted collections by approximately $15.4 million. The under-performance was primarily attributable to shifts in the timing of collections for recent U.S. vintages as consumers transitioned back to more normalized payment behavior. The under-performance was also partly due to court closures in Spain resulting from labor unrest in the court system.

When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2023, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment and believes that forecasted collections for certain static pools resulted in increased total expected recoveries. As a result, we have updated our forecast, resulting in changes in timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net positive change in expected future recoveries of approximately $5.9 million during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded approximately $120.9 million in net positive change in expected future period recoveries as a result of reforecasting its expected future recoveries based on the pandemic-related consumer behavior observed at that time.
The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2023			As of March 31, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$7,282	$7,282	$—	$—	—%
2011	3,369	3,456	(270)	1,142	88.6%
2012	4,268	3,788	236	2,846	42.0%
2013	9,091	8,958	(232)	7,036	40.5%
2014	5,068	3,807	223	18,309	6.7%
2015	5,391	3,019	307	24,302	3.9%
2016	9,909	5,628	388	42,713	4.1%
2017	17,050	10,094	1,523	57,095	5.5%
2018	26,778	14,792	(1,590)	115,323	4.0%
2019	49,207	26,266	1,932	215,788	3.8%
2020	58,497	30,246	1,290	254,268	3.7%
2021	54,488	31,920	(3,395)	254,059	3.9%
2022	70,880	49,136	(8,799)	510,213	3.1%
2023	7,392	6,182	4,031	216,193	2.9%
Subtotal	328,670	204,574	(4,356)	1,719,287	3.9%
Europe:
ZBA	2	2	—	—	—%
2013	15,407	13,229	(896)	136,996	3.2%
2014	13,830	11,400	(430)	127,413	3.0%
2015	8,701	6,980	(721)	94,781	2.5%
2016(1)	9,347	6,548	(314)	79,759	2.8%
2017	13,114	7,757	(693)	134,957	1.9%
2018	11,960	8,320	(2,564)	176,504	1.6%
2019	13,885	8,258	(1,317)	144,718	1.9%
2020	10,359	6,215	272	91,109	2.2%
2021	16,079	10,495	(344)	186,092	1.9%
2022	17,432	10,582	621	225,140	1.6%
2023	2,672	1,314	1,241	64,047	1.2%
Subtotal	132,788	91,100	(5,145)	1,461,516	2.1%
Other geographies:(2)
All vintages	898	—	—	33,989	—%
Subtotal	898	—	—	33,989	—%
Total	$462,356	$295,674	$(9,501)	$3,214,792	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended March 31, 2022			As of March 31, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$8,971	$8,971	$—	$—	—%
2011	5,327	3,901	1,535	1,628	88.6%
2012	5,407	3,812	2,121	3,574	42.0%
2013	12,639	12,072	518	9,902	40.5%
2014	7,064	4,508	1,077	21,441	6.7%
2015	7,347	4,180	(2,322)	31,052	3.9%
2016	15,549	7,987	2,898	61,928	4.1%
2017	26,169	14,503	9,174	89,641	5.5%
2018	44,029	19,070	33,676	178,972	3.9%
2019	76,960	33,420	62,112	319,745	3.8%
2020	91,638	38,893	61,930	369,878	3.7%
2021	65,474	44,241	(929)	358,537	3.9%
2022	4,038	3,682	2,534	96,431	3.6%
Subtotal	370,612	199,240	174,324	1,542,729	4.4%
Europe:
ZBA	13	13	—	—	—%
2013	19,465	16,971	(1,938)	167,707	3.2%
2014	18,277	13,861	(1,267)	147,268	3.0%
2015	11,770	8,567	(1,350)	113,730	2.4%
2016(1)	10,800	8,561	(1,473)	100,499	2.8%
2017	17,214	11,379	(2,332)	193,534	1.9%
2018	17,478	11,289	(1,308)	232,240	1.6%
2019	18,580	10,721	590	185,357	1.8%
2020	13,224	7,882	2,600	112,863	2.3%
2021	18,057	13,195	(1,353)	228,117	1.9%
2022	2,968	2,426	730	73,854	1.9%
Subtotal	147,846	104,865	(7,101)	1,555,169	2.2%
Other geographies:(2)
All vintages	956	—	—	39,488	—%
Subtotal	956	—	—	39,488	—%
Total	$519,414	$304,105	$167,223	$3,137,386	3.3%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three months ended March 31, 2023 decreased as compared to servicing revenues during the three months ended March 31, 2022. The decrease was primarily attributable to the unfavorable impact of foreign currency translation of $2.4 million, which was primarily the result of the strengthening of the U.S. dollar against the British Pound and reduced service demand from BPO clients of approximately $0.8 million.
Other revenues increased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by the increased sale of real estate assets of $1.8 million, the increase was partially offset by the unfavorable impact of foreign currency translation of $0.2 million, which was driven by the strengthening of the U.S. dollar against the British Pound and Euro.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$103,850	$96,956	$6,894	7.1%
Cost of legal collections	54,101	55,717	(1,616)	(2.9)%
General and administrative expenses	37,965	33,534	4,431	13.2%
Other operating expenses	27,556	27,027	529	2.0%
Collection agency commissions	8,150	9,605	(1,455)	(15.1)%
Depreciation and amortization	10,870	11,829	(959)	(8.1)%
Total operating expenses	$242,492	$234,668	$7,824	3.3%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation, primarily as a result of the strengthening of the U.S. dollar against the British Pound by approximately 10.4% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the following reasons:
•Increase in overall headcount;
•Costs relating to headcount reductions in Europe of approximately $6.1 million; and
•The increase was partially offset by favorable impact of foreign currency translation of $5.1 million, primarily by the strengthening of the U.S. dollar against the British Pound;
Cost of Legal Collections
Cost of legal collections is primarily contingent fees paid to our external network of attorneys and the cost of litigation. We pursue legal collections using a network of attorneys that specialize in collection matters and through our internal legal channel. Under the agreements with our contracted attorneys, we advance certain out-of-pocket court costs. Cost of legal collections does not include internal legal channel employee costs, which are included in salaries and employee benefits in our condensed consolidated statements of income.
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Court costs	$30,017	$30,836	$(819)	(2.7)%
Legal collection fees	24,084	24,881	(797)	(3.2)%
Total cost of legal collections	$54,101	$55,717	$(1,616)	(2.9)%
The decrease of cost of legal collections during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to favorable impact of foreign currency translation of approximately $1.1 million, driven by the strengthening of the U.S. dollar against the British Pound.
General and Administrative Expenses
The increase in general and administrative expense during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to increased costs associated with consulting fees and legal fees of approximately $4.0 million. The increase was partially offset by the favorable impact of foreign currency translation of approximately $1.2 million, driven by the strengthening of the U.S. dollar against the British Pound.
Other Operating Expenses
Other operating expenses remained relatively consistent during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. There has been a small favorable impact of foreign currency translation of approximately $0.6 million to other operating expenses during the three months ended March 31, 2023, driven by the strengthening of the U.S. dollar against the British Pound.
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
Depreciation and Amortization
The decrease in depreciation and amortization expense during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the favorable impact of foreign currency translation of approximately $0.5 million, driven by the strengthening of the U.S. dollar against the British Pound.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Stated interest on debt obligations	$42,241	$30,437	$11,804	38.8%
Amortization of debt issuance costs	4,244	3,851	393	10.2%
Amortization of debt discount	350	345	5	1.4%
Total interest expense	$46,835	$34,633	$12,202	35.2%
The increase in interest expense during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, were primarily due to the following reasons:
•The effect resulting from rising interest rates of approximately $9.8 million;
•The effect resulting from increased average debt balance of approximately $1.0 million;
•The increase was partially offset by the favorable impact of foreign currency translation of approximately $1.9 million, primarily by the strengthening of the U.S. dollar against the British Pound and Euro.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $1.7 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Provision for income taxes	$6,409	$55,024
Effective tax rate	25.6%	23.8%

For the three months ended March 31, 2023, the difference between our effective tax rate and the federal statutory rate was primarily due to the provision for state income taxes offset by other foreign adjustments. For the three months ended March 31, 2022, the difference between our effective tax rate and the federal statutory rate was primarily due to the provision for state income taxes and the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.
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

	Three Months Ended March 31,
	2023	2022
GAAP net income, as reported	$18,626	$175,749
Adjustments:
Interest expense	46,835	34,633
Interest income	(944)	(437)
Provision for income taxes	6,409	55,024
Depreciation and amortization	10,870	11,829
Stock-based compensation expense	4,052	3,921
Acquisition, integration and restructuring related expenses(1)	5,526	679
Adjusted EBITDA	$91,374	$281,398
Collections applied to principal balance(2)	$182,981	$53,567
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results. For the three months ended March 31, 2023 amount represents costs related to headcount reductions in Europe. The remainder of the costs relating to the headcount reductions in Europe are included in stock-based compensation expense.
(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended March 31,
	2023	2022
Collections applied to investment in receivable portfolios, net	$166,682	$215,309
Less: Changes in recoveries	9,501	(167,223)
REO proceeds applied to basis	6,798	5,481
Collections applied to principal balance	$182,981	$53,567

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2023
		<2014	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total(2)	CCMM(3)
United States:
<2014	$3,244,415	$6,065,954	$1,048,635	$768,510	$523,386	$377,466	$277,776	$221,292	$169,334	$152,031	$115,602	$24,010	$9,743,996	3.0
2014	517,646	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	25,212	5,068	1,087,288	2.1
2015	499,049	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	5,391	871,771	1.7
2016	553,060	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	9,909	1,053,607	1.9
2017	527,708	—	—	—		111,902	315,853	255,048	193,328	144,243	85,348	17,050	1,122,772	2.1
2018	629,638	—	—	—	—	—	175,042	351,696	308,302	228,919	144,566	26,778	1,235,303	2.0
2019	675,761	—	—	—	—	—	—	174,693	416,315	400,250	256,444	49,207	1,296,909	1.9
2020	538,314	—	—	—	—	—	—	—	213,450	430,514	311,573	58,497	1,014,034	1.9
2021	404,579	—	—	—	—	—	—	—	—	120,354	240,605	54,488	415,447	1.0
2022	551,948	—	—	—	—	—	—	—	—	—	98,277	70,880	169,157	0.3
2023	213,385	—	—	—	—	—	—	—	—	—	—	7,392	7,392	—
Subtotal	8,355,503	6,065,954	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	328,670	18,017,676	2.2
Europe:
<2014	619,079	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	68,938	15,407	1,425,644	2.3
2014	623,129	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	65,156	13,830	1,109,927	1.8
2015	419,941	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	8,702	621,559	1.5
2016	258,218	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	9,348	440,721	1.7
2017	461,571	—	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	13,114	588,363	1.3
2018	433,302	—	—	—	—	—	49,383	118,266	78,846	80,629	61,691	11,960	400,775	0.9
2019	273,354	—	—	—	—	—	—	44,118	80,502	88,448	63,607	13,885	290,560	1.1
2020	116,899	—	—	—	—	—	—	—	22,721	59,803	45,757	10,359	138,640	1.2
2021	255,788	—	—	—	—	—	—	—	—	43,082	66,529	16,079	125,690	0.5
2022	244,508	—	—	—	—	—	—	—	—	—	36,957	17,432	54,389	0.2
2023	62,979	—	—	—	—	—	—	—	—	—	—	2,672	2,672	—
Subtotal	3,768,768	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	132,788	5,198,940	1.4
Other geographies(4):
All vintages	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	898	543,180	1.6
Subtotal	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	898	543,180	1.6
Total	$12,464,554	$6,210,678	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$462,356	$23,759,796	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2023, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through March 31, 2023 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2014(4)	$3,244,415	$9,743,996	$243,223	$9,987,219	3.1
2014(4)	517,646	1,087,288	58,732	1,146,020	2.2
2015	499,049	871,771	54,525	926,296	1.9
2016	553,060	1,053,607	98,044	1,151,651	2.1
2017	527,708	1,122,772	156,995	1,279,767	2.4
2018	629,638	1,235,303	260,716	1,496,019	2.4
2019	675,761	1,296,909	470,947	1,767,856	2.6
2020	538,314	1,014,034	548,772	1,562,806	2.9
2021	404,579	415,447	551,045	966,492	2.4
2022	551,948	169,157	1,021,346	1,190,503	2.2
2023	213,385	7,392	464,100	471,492	2.2
Subtotal	8,355,503	18,017,676	3,928,445	21,946,121	2.6
Europe:
<2014(4)	619,079	1,425,644	546,090	1,971,734	3.2
2014(4)	623,129	1,109,927	445,911	1,555,838	2.5
2015(4)	419,941	621,559	280,189	901,748	2.1
2016	258,218	440,721	234,520	675,241	2.6
2017	461,571	588,363	307,080	895,443	1.9
2018	433,302	400,775	364,505	765,280	1.8
2019	273,354	290,560	319,056	609,616	2.2
2020	116,899	138,640	207,624	346,264	3.0
2021	255,788	125,690	409,055	534,745	2.1
2022	244,508	54,389	429,471	483,860	2.0
2023	62,979	2,672	106,604	109,276	1.7
Subtotal	3,768,768	5,198,940	3,650,105	8,849,045	2.3
Other geographies(5):
All vintages	340,283	543,180	51,760	594,940	1.7
Subtotal	340,283	543,180	51,760	594,940	1.7
Total	$12,464,554	$23,759,796	$7,630,310	$31,390,106	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2023, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2023(3)	2024	2025	2026	2027	2028	2029	2030	2031	>2031	Total(2)
United States:
<2014(4)	$60,168	$59,026	$41,325	$28,724	$19,911	$13,568	$8,987	$5,732	$3,406	$2,376	$243,223
2014(4)	14,394	13,574	9,389	6,619	4,668	3,293	2,324	1,641	1,159	1,671	58,732
2015	13,926	12,949	8,527	5,839	4,107	2,894	2,043	1,444	1,023	1,773	54,525
2016	25,236	23,448	15,727	10,404	7,099	4,990	3,515	2,481	1,754	3,390	98,044
2017	39,768	37,300	25,265	17,199	11,473	7,887	5,560	3,930	2,786	5,827	156,995
2018	66,202	62,102	42,297	28,659	19,491	12,879	8,861	6,255	4,429	9,541	260,716
2019	119,773	115,297	76,509	51,101	34,580	23,524	15,628	10,805	7,611	16,119	470,947
2020	139,091	131,513	90,520	60,156	40,792	27,819	18,919	12,651	8,799	18,512	548,772
2021	149,778	132,751	85,506	58,436	39,012	26,749	18,583	12,990	8,985	18,255	551,045
2022	220,348	281,831	168,896	108,646	75,134	51,039	35,632	25,207	17,910	36,703	1,021,346
2023	71,467	103,208	114,540	61,200	36,251	24,379	16,286	11,363	8,102	17,304	464,100
Subtotal	920,151	972,999	678,501	436,983	292,518	199,021	136,338	94,499	65,964	131,471	3,928,445
Europe:
<2014(4)	47,566	58,223	53,242	49,119	45,124	41,055	38,101	34,568	31,896	147,196	546,090
2014(4)	43,554	51,381	45,790	41,448	36,920	34,306	30,832	27,991	25,079	108,610	445,911
2015(4)	28,396	32,525	29,357	26,375	23,891	21,146	19,503	17,245	15,445	66,306	280,189
2016	27,179	33,265	28,028	24,713	21,030	17,186	14,637	12,463	11,021	44,998	234,520
2017	36,869	41,843	35,744	30,878	27,164	22,757	19,837	17,287	15,024	59,677	307,080
2018	41,600	49,360	42,903	36,953	32,319	27,852	23,953	20,527	17,967	71,071	364,505
2019	39,729	47,072	41,054	32,755	26,669	22,483	19,138	16,673	14,549	58,934	319,056
2020	28,767	34,201	29,001	24,435	18,088	13,738	10,805	8,883	7,639	32,067	207,624
2021	47,287	59,659	51,623	45,820	39,184	32,468	26,693	21,341	18,402	66,578	409,055
2022	53,866	68,882	57,898	48,476	40,585	34,111	28,437	22,965	18,380	55,871	429,471
2023	13,305	19,034	15,496	12,464	10,037	8,023	6,352	5,090	4,113	12,690	106,604
Subtotal	408,118	495,445	430,136	373,436	321,011	275,125	238,288	205,033	179,515	723,998	3,650,105
Other geographies(5):
All vintages	6,682	7,574	6,315	5,397	4,656	3,991	3,471	3,069	2,594	8,011	51,760
Subtotal	6,682	7,574	6,315	5,397	4,656	3,991	3,471	3,069	2,594	8,011	51,760
Portfolio ERC	1,334,951	1,476,018	1,114,952	815,816	618,185	478,137	378,097	302,601	248,073	863,480	7,630,310
REO ERC(6)	25,460	51,422	49,278	17,803	6,974	6,587	2,146	—	—	—	159,670
Total ERC	$1,360,411	$1,527,440	$1,164,230	$833,619	$625,159	$484,724	$380,243	$302,601	$248,073	$863,480	$7,789,980
________________________
(1)As of March 31, 2023, ERC for Zero Basis Portfolios include approximately $60.1 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $58.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of March 31, 2023, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,663,414	$3,852,160
Europe	2,595,917	3,120,402
Other geographies	38,893	46,365
Portfolio ERC	6,298,224	7,018,927
REO ERC	159,670	159,670
Total ERC	$6,457,894	$7,178,597
(3)Amount for 2023 consists of nine months data from April 1, 2023 to December 31, 2023.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $158.4 million and $1.3 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of March 31, 2023, we had $3.2 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2023(1)	$367,657	$144,534	$6,287	$518,478
2024	433,313	185,258	5,752	624,323
2025	316,858	160,776	4,777	482,411
2026	195,672	138,697	4,065	338,434
2027	127,731	118,576	3,428	249,735
2028	85,499	100,993	2,910	189,402
2029	57,823	87,745	2,500	148,068
2030	40,026	75,046	2,200	117,272
2031	28,375	67,299	1,851	97,525
2032	20,345	62,057	219	82,621
2033	14,945	58,409	—	73,354
2034	10,994	57,031	—	68,025
2035	8,428	57,684	—	66,112
2036	6,900	61,855	—	68,755
2037	4,191	67,302	—	71,493
2038	530	18,254	—	18,784
Total	$1,719,287	$1,461,516	$33,989	$3,214,792
________________________
(1)Amount for 2023 consists of nine months data from April 1, 2023 to December 31, 2023.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net cash provided by operating activities	$35,913	$54,530
Net cash (used in) provided by investing activities	(130,715)	37,228
Net cash provided by (used in) financing activities	110,374	(118,016)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $35.9 million and $54.5 million during the three months ended March 31, 2023 and 2022, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the investment in receivable portfolios.
Net cash used in investing activities was $130.7 million during the three months ended March 31, 2023 and net cash provided by investing activities was $37.2 million during the three months ended March 31, 2022. Receivable portfolio purchases, net of put-backs, were $274.6 million and $166.3 million during the three months ended March 31, 2023 and 2022, respectively. Collection proceeds applied to the investment in receivable portfolios, were $166.7 million and $215.3 million during the three months ended March 31, 2023 and 2022, respectively.
Financing Cash Flows
Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes.
Net cash provided by financing activities was $110.4 million during the three months ended March 31, 2023 and net cash used in financing activities was $118.0 million during the three months ended March 31, 2022. Borrowings under our credit facilities were $229.1 million and $328.3 million during the three months ended March 31, 2023 and 2022, respectively. Repayments of amounts outstanding under our credit facilities were $140.0 million and $180.6 million during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $192.5 million of the proceeds from the convertible senior notes to partially repurchase our exchangeable senior notes due 2023. During the three months ended March 31, 2022, we paid $221.2 million to settle our convertible senior notes due 2022 using cash on hand and drawings under our Global Senior Facility.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $387.9 million as of March 31, 2023.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three months ended March 31, 2023, we did not make any repurchases under the share repurchase program. During the three months ended March 31, 2022, we repurchased 399,522 shares of our common stock for approximately $25.6 million. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of March 31, 2023, consisted of $15.9 million held by U.S.-based entities and $142.9 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $18.8 million as of March 31, 2023.
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for a complete discussion of our critical accounting policies and estimates. Other than the ongoing reassessment of expected future recoveries of our investment in receivable portfolios during each reporting period under our CECL accounting policy as discussed in “Note 5: Investment in Receivable Portfolios, Net” to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of March 31, 2023, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Interest Rates. As of March 31, 2023, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11: Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.2	Amended and Restated Bylaws, as amended through December 13, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2022)

4.1
Indenture (including form of note), dated March 3, 2023, by and among Encore Capital Group, Inc. and Truist Bank, as trustee, for 2029 Convertible Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2023)

10.1	Form of Capped Call Confirmations for 2029 Convertible Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2023)

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

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document. (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Jonathan C. Clark
Jonathan C. Clark
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 3, 2023