Form 10-Q
period 2023-06-30
ENCORE CAPITAL GROUP INC
filed 2023-08-02
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2023
Common Stock, $0.01 par value	23,485,088 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$184,871	$143,912
Investment in receivable portfolios, net	3,330,986	3,088,261
Property and equipment, net	107,218	113,900
Other assets	401,299	341,073
Goodwill	852,196	821,214
Total assets	$4,876,570	$4,508,360
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$203,050	$198,217
Borrowings	3,203,425	2,898,821
Other liabilities	236,260	231,695
Total liabilities	3,642,735	3,328,733
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,485 and 23,323 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	235	233
Additional paid-in capital	3,906	—
Accumulated earnings	1,300,594	1,278,210
Accumulated other comprehensive loss	(70,900)	(98,816)
Total stockholders’ equity	1,233,835	1,179,627
Total liabilities and stockholders’ equity	$4,876,570	$4,508,360
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

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,537	$1,344
Investment in receivable portfolios, net	470,666	431,350
Other assets	3,151	3,627
Liabilities
Accounts payable and accrued liabilities	99	150
Borrowings	448,424	423,522
Other liabilities	129	105
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Revenue from receivable portfolios	$301,184	$306,282	$596,858	$610,387
Changes in recoveries	(3,486)	25,150	(12,987)	192,373
Total debt purchasing revenue	297,698	331,432	583,871	802,760
Servicing revenue	21,008	23,788	43,593	49,934
Other revenues	4,338	1,697	8,210	3,905
Total revenues	323,044	356,917	635,674	856,599
Operating expenses
Salaries and employee benefits	95,855	98,880	199,705	195,836
Cost of legal collections	57,150	55,148	111,251	110,865
General and administrative expenses	34,529	34,967	72,494	68,501
Other operating expenses	26,349	27,405	53,905	54,432
Collection agency commissions	10,387	9,923	18,537	19,528
Depreciation and amortization	10,702	11,646	21,572	23,475
Total operating expenses	234,972	237,969	477,464	472,637
Income from operations	88,072	118,948	158,210	383,962
Other expense
Interest expense	(49,983)	(37,054)	(96,818)	(71,687)
Other (expense) income, net	(1,755)	1,795	(23)	2,187
Total other expense	(51,738)	(35,259)	(96,841)	(69,500)
Income before income taxes	36,334	83,689	61,369	314,462
Provision for income taxes	(10,029)	(23,250)	(16,438)	(78,274)
Net income	$26,305	$60,439	$44,931	$236,188

Earnings per share:
Basic	$1.11	$2.48	$1.90	$9.63
Diluted	$1.08	$2.29	$1.83	$8.77

Weighted average shares outstanding:
Basic	23,670	24,359	23,610	24,539
Diluted	24,280	26,411	24,611	26,945

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$26,305	$60,439	$44,931	$236,188
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	1,962	6,847	(6,091)	22,439
Income tax effect	253	(1,711)	1,129	(5,409)
Unrealized gain (loss) on derivative instruments, net of tax	2,215	5,136	(4,962)	17,030
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	17,532	(59,805)	33,540	(82,059)
Income tax effect	(279)	—	(662)	—
Unrealized gain (loss) on foreign currency translation	17,253	(59,805)	32,878	(82,059)
Other comprehensive income (loss), net of tax:	19,468	(54,669)	27,916	(65,029)
Total comprehensive income	$45,773	$5,770	$72,847	$171,159
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of March 31, 2023	23,482	$235	$—	$1,274,289	$(90,368)	$1,184,156
Net income	—	—	—	26,305	—	26,305
Other comprehensive income, net of tax	—	—	—	—	19,468	19,468
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	3	—	33	—	—	33
Stock-based compensation	—	—	3,873	—	—	3,873
Balance as of June 30, 2023	23,485	$235	$3,906	$1,300,594	$(70,900)	$1,233,835

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of March 31, 2022	24,361	$244	$—	$1,310,039	$(63,908)	$1,246,375
Net income	—	—	—	60,439	—	60,439
Other comprehensive loss, net of tax	—	—	—	—	(54,669)	(54,669)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	52	1	272	—	—	273
Repurchase and retirement of common stock	(424)	(5)	(4,597)	(20,541)	—	(25,143)
Stock-based compensation	—	—	5,119	—	—	5,119
Other	—	—	(794)	—	—	(794)
Balance as of June 30, 2022	23,989	$240	$—	$1,349,937	$(118,577)	$1,231,600

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$1,179,627
Net income	—	—	—	44,931	—	44,931
Other comprehensive income, net of tax	—	—	—	—	27,916	27,916
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	162	2	(6,322)	—	—	(6,320)
Stock-based compensation	—	—	7,925	—	—	7,925
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind of the existing capped call options	—	—	28,542	—	—	28,542
Settlement of convertible notes	—	—	(12,374)	(22,547)	—	(34,921)
Balance as of June 30, 2023	23,485	$235	$3,906	$1,300,594	$(70,900)	$1,233,835

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$1,185,261
Net income	—	—	—	236,188	—	236,188
Other comprehensive loss, net of tax	—	—	—	—	(65,029)	(65,029)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	272	4	(3,649)	(7,434)	—	(11,079)
Repurchase and retirement of common stock	(824)	(9)	(4,597)	(46,229)	—	(50,835)
Stock-based compensation	—	—	9,040	—	—	9,040
Settlement of convertible notes	—	—	—	(71,152)	—	(71,152)
Other	—	—	(794)	—	—	(794)
Balance as of June 30, 2022	23,989	$240	$—	$1,349,937	$(118,577)	$1,231,600

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$44,931	$236,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,572	23,475
Other non-cash interest expense, net	8,660	8,149
Stock-based compensation expense	7,925	9,040
Deferred income taxes	2,785	3,699
Changes in recoveries	12,987	(192,373)
Other, net	985	9,267
Changes in operating assets and liabilities
Other assets	(35,730)	39,037
Accounts payable, accrued liabilities and other liabilities	(1,492)	(37,952)
Net cash provided by operating activities	62,623	98,530
Investing activities:
Purchases of receivable portfolios, net of put-backs	(544,721)	(337,932)
Collections applied to investment in receivable portfolios	342,020	406,738
Purchases of asset held for sale	(24,645)	(35,178)
Purchases of property and equipment	(9,503)	(11,937)
Other, net	22,603	13,416
Net cash (used in) provided by investing activities	(214,246)	35,107
Financing activities:
Payment of loan and debt refinancing costs	(8,151)	(1,659)
Proceeds from credit facilities	444,805	446,853
Repayment of credit facilities	(259,843)	(298,743)
Repayment of senior secured notes	(19,540)	(19,540)
Proceeds from issuance of convertible senior notes	230,000	—
Repayment of convertible and exchangeable senior notes	(192,457)	(221,153)
Proceeds from convertible hedge instruments, net	10,050	—
Repurchase and retirement of common stock	—	(50,835)
Other, net	(14,238)	(10,523)
Net cash provided by (used in) financing activities	190,626	(155,600)
Net increase (decrease) in cash and cash equivalents	39,003	(21,963)
Effect of exchange rate changes on cash and cash equivalents	1,956	(13,387)
Cash and cash equivalents, beginning of period	143,912	189,645
Cash and cash equivalents, end of period	$184,871	$154,295

Supplemental disclosure of cash information:
Cash paid for interest	$79,167	$64,366
Cash paid for taxes, net of refunds	36,822	44,671

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

Recently Adopted Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2023, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s condensed consolidated financial statements.
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
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the three and six months ended June 30, 2023, the Company did not make any repurchases under the share repurchase program. During the three and six months ended June 30, 2022, the Company repurchased 424,091 and 823,613 shares of its common stock for approximately $25.1 million and $50.7 million, respectively. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$26,305	$60,439	$44,931	$236,188

Total weighted-average basic shares outstanding	23,670	24,359	23,610	24,539
Dilutive effect of stock-based awards	117	256	204	398
Dilutive effect of convertible and exchangeable senior notes	493	1,796	797	2,008
Total weighted-average dilutive shares outstanding	24,280	26,411	24,611	26,945

Basic earnings per share	$1.11	$2.48	$1.90	$9.63
Diluted earnings per share	$1.08	$2.29	$1.83	$8.77
There were no anti-dilutive employee stock options outstanding during the three and six months ended June 30, 2023 and 2022.
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

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$34,957	$—	$34,957
Liabilities
Cross-currency swap agreements	—	(33,819)	—	(33,819)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$36,807	$—	$36,807
Liabilities
Cross-currency swap agreements	—	(36,918)	—	(36,918)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $82.2 million and $68.2 million as of June 30, 2023 and December 31, 2022, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,330,986	$3,426,757	$3,088,261	$3,242,506
Financial Liabilities
Global senior secured revolving credit facility	850,689	850,689	661,738	661,738
Encore private placement notes	48,850	48,000	68,390	66,947
Senior secured notes(1)	1,527,085	1,375,574	1,480,258	1,334,686
Exchangeable senior notes due September 2023	17,655	19,690	172,500	205,227
Convertible senior notes due October 2025	100,000	131,878	100,000	130,556
Convertible senior notes due March 2029	230,000	225,188	—	—
Cabot securitisation senior facility	443,828	443,828	423,522	423,522
Other borrowings	18,633	18,633	23,512	23,512
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$34,957	Other assets	$36,807
Cross-currency swap agreements	Other liabilities	(33,819)	Other liabilities	(36,918)
Derivatives Designated as Hedging Instruments
The Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. As of June 30, 2023, the Company held two interest rate cap contracts with a notional amount of approximately $880.2 million. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $436.4 million based on an exchange rate of $1.00 to €0.92, the exchange rate as of June 30, 2023) and matures in June 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2021 Cap”) has a notional amount of £350.0 million (approximately $443.8 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of June 30, 2023) and matures in September 2024. The Company expects the hedge relationships to be highly effective and designates the 2019 Cap and 2021 Cap as cash flow hedge instruments. The Company expects to reclassify approximately $29.6 million of net derivative gain from accumulated other comprehensive loss into earnings relating to interest rate caps within the next 12 months.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. Prior to June 2023, the Company held cross-currency swap agreements with a total notional amount of €350.0 million (approximately $381.9 million based on an exchange rate of $1.00 to €0.92, the exchange rate as of June 30, 2023). These cross-currency swaps were set to expire in October 2023 and were designated as cash flow hedges. In June 2023, the Company amended the cross-currency swap agreements and extended the expiration date of these agreements to October 2025 without changing the total notional amount. In connection with these transactions, the Company de-designated the previous cash flow hedge relationships and re-designated the amended cross-currency swap agreements as fair value hedges. The amended cross-currency swap agreements are considered off-market derivatives. The Company will amortize the unrealized net derivative gain included in accumulated other comprehensive loss associated with the previously designated cash flow hedges of approximately $0.9 million into earnings through October 2023. Additionally, the unrealized loss associated with the amended cross-currency swap agreements was approximately $1.1 million as of June 30, 2023. The hedged liabilities are included in Borrowings in the Company’s condensed consolidated statements of financial condition as of June 30, 2023 and had a carrying amount of €350.0 million (approximately $381.9 million based on an exchange rate of $1.00 to €0.92, the exchange rate as of June 30, 2023).
The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022		2023	2022
Interest rate cap contracts	$3,423	$6,587	Interest expense	$(391)	$(183)
Cross-currency swap agreements	(1,896)	(22,435)	Interest expense	(1,395)	(2,136)
			Other income (expense)	1,351	(20,376)

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Interest rate cap contracts	$(3,501)	$16,350	Interest expense	$(841)	$(353)
Cross-currency swap agreements	170	(28,839)	Interest expense	(2,903)	(3,723)
			Other income (expense)	6,504	(30,852)
In July 2023, the Company entered into three cross-currency swap agreements with a total notional amount of £300.0 million that are used to manage foreign currency exchange risk by converting fixed-rate GBP-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt.
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
Investment in receivable portfolios, net consists of the following as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,330,986	3,088,261
Balance, end of period	$3,330,986	$3,088,261
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$3,214,792	$3,137,386	$3,088,261	$3,065,553
Negative allowance for expected recoveries - current period purchases(1)	274,325	173,007	550,756	342,512
Collections applied to investment in receivable portfolios, net (2)	(175,338)	(191,429)	(342,020)	(406,738)
Changes in recoveries (3)	(3,486)	25,150	(12,987)	192,373
Put-backs and Recalls	(4,229)	(1,373)	(6,035)	(4,580)
Disposals and transfers to real estate owned	(5,139)	(1,856)	(6,244)	(3,832)
Foreign currency translation adjustments	30,061	(105,762)	59,255	(150,165)
Balance, end of period	$3,330,986	$3,035,123	$3,330,986	$3,035,123
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Purchase price	$274,325	$173,007	$550,756	$342,512
Allowance for credit losses	690,501	768,932	1,350,145	1,119,118
Amortized cost	964,826	941,939	1,900,901	1,461,630
Noncredit discount	1,049,233	907,249	2,054,454	1,564,307
Face value	2,014,059	1,849,188	3,955,355	3,025,937
Write-off of amortized cost	(964,826)	(941,939)	(1,900,901)	(1,461,630)
Write-off of noncredit discount	(1,049,233)	(907,249)	(2,054,454)	(1,564,307)
Negative allowance	274,325	173,007	550,756	342,512
Negative allowance for expected recoveries - current period purchases	$274,325	$173,007	$550,756	$342,512

(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash Collections	$476,522	$497,711	$938,878	$1,017,125
Less - amounts classified to revenue from receivable portfolios	(301,184)	(306,282)	(596,858)	(610,387)
Collections applied to investment in receivable portfolios, net	$175,338	$191,429	$342,020	$406,738
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recoveries (below) above forecast	$(477)	$9,935	$(15,835)	$56,287
Changes in expected future recoveries	(3,009)	15,215	2,848	136,086
Changes in recoveries	$(3,486)	$25,150	$(12,987)	$192,373
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended June 30, 2023, were below forecast by $0.5 million. Collections during the six months ended June 30, 2023 under-performed the forecasted collections by approximately $15.8 million. The under-performance was primarily attributable to shifts in the timing of collections for recent U.S. vintages as consumers transitioned back to more normalized payment behavior. The under-performance during the six months ended June 30, 2023, was also partly due to court closures in Spain resulting from labor unrest in the court system during the first quarter of 2023.
When reassessing the forecasts of expected lifetime recoveries during the three months ended June 30, 2023, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment and believes that forecasted collections for certain static pools resulted in decreased total expected recoveries. As a result, the Company has updated its forecast, resulting in changes in the timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $3.0 million for the three months ended June 30, 2023. This negative change in expected future recoveries, together with the positive changes recorded in the first quarter, resulted in a net positive change of expected future recoveries of $2.8 million for the six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded approximately $15.2 million and $136.1 million, respectively, in net positive change in expected future period recoveries as a result of reforecasting its expected future recoveries based on the COVID-19 pandemic-related consumer behavior observed at that time.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Real estate owned	$82,150	$68,242
Operating lease right-of-use assets	71,386	70,074
Income tax deposits	47,711	18,259
Derivative instruments	34,957	36,807
Prepaid expenses	31,788	30,376
Identifiable intangible assets, net	20,746	22,112
Deferred tax assets, net	17,872	18,069
Service fee receivables	13,253	16,094
Other	81,436	61,040
Total	$401,299	$341,073

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2023. The components of the Company’s consolidated borrowings were as follows (in thousands):

	June 30, 2023	December 31, 2022
Global senior secured revolving credit facility	$850,689	$661,738
Encore private placement notes	48,850	68,390
Senior secured notes	1,532,098	1,485,888
Convertible notes and exchangeable notes	347,655	272,500
Cabot securitisation senior facility	443,828	423,522
Other	18,633	23,512
Finance lease liabilities	3,930	5,675
	3,245,683	2,941,225
Less: debt discount and issuance costs, net of amortization	(42,258)	(42,404)
Total	$3,203,425	$2,898,821
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In May 2023, the Company amended the Global Senior Facility to extend the termination date of the facility from September 2026 to September 2027. In addition, the size of the facility was increased by $40.0 million to $1,180.0 million. As of June 30, 2023, the Global Senior Facility provided for a total committed facility of $1,180.0 million that matures in September 2027 and includes the following key provisions:
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
As of June 30, 2023, the outstanding borrowings under the Global Senior Facility were $850.7 million. The weighted average interest rate of the Global Senior Facility was 7.51% and 3.32% for the three months ended June 30, 2023 and 2022, respectively. The weighted average interest rate of the Global Senior Facility was 7.30% and 3.08% for the six months ended June 30, 2023 and 2022, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $310.5 million as of June 30, 2023.

Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of June 30, 2023, $48.9 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	June 30, 2023	December 31, 2022	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$381,868	$375,325	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	380,424	363,019	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	317,020	302,516	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	452,786	445,028	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,532,098	$1,485,888
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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	June 30, 2023	December 31, 2022	Maturity Date	Interest Payment Dates	Interest Rate
2023 Exchangeable Notes	$17,655	$172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	—	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$347,655	$272,500
In March 2023, Encore issued $230.0 million aggregate principal amount of 4.00% convertible senior notes that mature on March 15, 2029 in a private placement transaction (the “2029 Convertible Notes”). Interest on the 2029 Convertible Notes is payable semi-annually.
The Company used a portion of the net proceeds from the issuance of the 2029 Convertible Notes to repurchase, in separate privately negotiated transactions, approximately $154.8 million aggregate principal amount of its 2023 Exchangeable Notes for approximately $192.5 million. The repurchase met the criteria for an induced conversion and accordingly, the Company recognized expense of $2.7 million, representing the fair value of the consideration paid to certain holders of the 2023 Exchangeable Notes in excess of the fair value which they were otherwise entitled to receive pursuant to the existing conversion terms on the respective settlement dates. The amount is included in Other income, net, in the Company’s condensed consolidated statements of income during the six months ended June 30, 2023. The remaining excess above the principal amount of the repurchased 2023 Exchangeable Notes was recognized in the Company’s stockholder’s equity.
Additionally, in March 2023, the Company received proceeds of approximately $28.5 million from the unwind of the capped call options associated with the repurchased portion of the 2023 Exchangeable Notes. Since the capped call options were determined to be equity instruments, the partial unwind of the capped call options was recorded as an increase in stockholder’s equity in the condensed consolidated statements of financial condition as of June 30, 2023. In addition, the Company recognized approximately $0.7 million of interest expense in the condensed consolidated statements of income during the six months ended June 30, 2023 to record the write-off of unamortized debt issuance costs associated with the 2023 Exchangeable Notes repurchased.
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
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion or exchange prices of the Convertible Notes and the Exchangeable Notes, the Company may enter into hedge programs that increase the effective conversion or exchange price for the Convertible Notes and the Exchangeable Notes. In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions that effectively raised the conversion price of the 2029 Convertible Notes from $65.89 to $82.69. The cost of the capped call transactions was approximately $18.5 million. This cost, net of tax effect, was included as a reduction to stockholder’s equity in the condensed consolidated statements of financial condition as of June 30, 2023. As of June 30, 2023, the Company had two hedge programs that increase the effective exchange price for the 2029 Convertible Notes and the 2023 Exchangeable Notes. The hedge instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. The Company recorded the cost of the hedge instruments as a reduction in stockholder’s equity, and does not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements. The Company did not hedge the 2025 Convertible Notes.
Certain key terms related to the convertible and exchangeable features as of June 30, 2023 are listed below ($ in thousands, except conversion or exchange price):

	2023 Exchangeable Notes	2025 Convertible Notes	2029 Convertible Notes
Initial conversion or exchange price	$44.62	$40.00	$65.89
Closing stock price at date of issuance	$36.45	$32.00	$51.68
Closing stock price date	Jul 20, 2018	Sep 4, 2019	Feb 28, 2023
Initial conversion or exchange rate (shares per $1,000 principal amount)	22.4090	25.0000	15.1763
Adjusted conversion or exchange rate (shares per $1,000 principal amount)(1)	22.5264	25.1310	15.1763
Adjusted conversion or exchange price(1)	$44.39	$39.79	$65.89
Adjusted effective conversion or exchange price(2)	$62.13	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$1,681	$22,187	$—
Conversion or exchange date	Mar 1, 2023	Jul 1, 2025	Dec 15, 2028
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
(3)Represents the premium the Company would have to pay assuming the Convertible Notes and Exchangeable Notes were converted or exchanged on June 30, 2023 using a hypothetical share price based on the closing stock price on June 30, 2023. The premium of the 2023 Exchangeable Notes would have been reduced to zero with the existing hedge program.
In February 2023, in accordance with the indenture for the 2023 Exchangeable Notes, Encore Finance irrevocably elected “combination settlement” with a specified dollar amount equal to $1,800 per $1,000 principal amount of the 2023 Exchangeable Notes for all exchanges of the 2023 Exchangeable Notes that occur on or after March 1, 2023, the free exchange date, which effectively will result in an all cash settlement for the 2023 Exchangeable Notes so long as the stock price does not exceed $79.91 at any time during a 40-day observation period beginning on the 41st scheduled trading day immediately preceding the maturity date. None of the 2023 Exchangeable Notes have been exchanged.

In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
Interest expense related to the Convertible Notes and Exchangeable Notes was $3.3 million and $2.8 million during the three months ended June 30, 2023 and 2022, respectively. Interest expense related to the Convertible Notes and Exchangeable Notes was $6.2 million and $6.5 million during the six months ended June 30, 2023 and 2022, respectively.
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
As of June 30, 2023, the outstanding borrowings under the Cabot Securitisation Senior Facility were £350.0 million (approximately $443.8 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of June 30, 2023). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights. As of June 30, 2023, this included receivables purchased from Cabot Financial UK from time to time, the book value of which was approximately £362.0 million (approximately $459.0 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of June 30, 2023). As discussed in Note 4, “Derivatives and Hedging Instruments,” the Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility including the effect of the hedging instruments was 5.25% and 3.95% for the three months ended June 30, 2023 and 2022, respectively, and 5.25% and 3.70% for the six months ended June 30, 2023 and 2022, respectively.
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
As of June 30, 2023, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended June 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$29,317	$(119,685)	$(90,368)
Other comprehensive income before reclassification	1,527	17,532	19,059
Reclassification	435	—	435
Tax effect	253	(279)	(26)
Balance at end of period	$31,532	$(102,432)	$(70,900)

	Three Months Ended June 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$12,410	$(76,318)	$(63,908)
Other comprehensive loss before reclassification	(15,848)	(59,805)	(75,653)
Reclassification	22,695	—	22,695
Tax effect	(1,711)	—	(1,711)
Balance at end of period	$17,546	$(136,123)	$(118,577)

	Six Months Ended June 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$36,494	$(135,310)	$(98,816)
Other comprehensive (loss) income before reclassification	(3,331)	33,540	30,209
Reclassification	(2,760)	—	(2,760)
Tax effect	1,129	(662)	467
Balance at end of period	$31,532	$(102,432)	$(70,900)

	Six Months Ended June 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$516	$(54,064)	$(53,548)
Other comprehensive loss before reclassification	(12,489)	(82,059)	(94,548)
Reclassification	34,928	—	34,928
Tax effect	(5,409)	—	(5,409)
Balance at end of period	$17,546	$(136,123)	$(118,577)

Note 10: Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2023 was 27.6% and 26.8%, respectively. For the three and six months ended June 30, 2022, the Company’s effective tax rate was 27.8% and 24.9%, respectively. For the three months ended June 30, 2023 the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes and a foreign adjustment. For the six months ended June 30, 2023, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes, an accrual related to state tax filing positions and other foreign adjustments. For the three and six months ended June 30, 2022, the difference between the effective tax rate and the federal statutory rate was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.

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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2023 and 2022, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgement is required in evaluating uncertain tax positions and determining the provision for income taxes. During the six months ended June 30, 2023, the Company accrued $2.5 million related to state tax filing positions.
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
As of June 30, 2023, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or any new material legal proceedings during the three and six months ended June 30, 2023.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2023, the Company has no material reserves for legal matters.
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
As of June 30, 2023, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $393.0 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues:
United States	$206,765	$241,344	$406,983	$614,918
Europe
United Kingdom	75,223	86,150	153,208	176,371
Other European countries(1)	41,056	29,321	75,294	65,132
Total Europe	116,279	115,471	228,502	241,503

Other geographies(1)	—	102	189	178
Total	$323,044	$356,917	$635,674	$856,599
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and six months ended June 30, 2023, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and intangible assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance as of beginning of period:	$834,174	$876,541	$821,214	$897,795
Effect of foreign currency translation	18,022	(52,331)	30,982	(73,585)
Balance as of end of period:	$852,196	$824,210	$852,196	$824,210

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,680	$(27,018)	$20,662	$45,498	$(23,507)	$21,991
Trade name and other	917	(833)	84	909	(788)	121
Total intangible assets	$48,597	$(27,851)	$20,746	$46,407	$(24,295)	$22,112

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
We purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows us to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, we have been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and Europe.
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending surpassing pre-pandemic levels and with rising delinquency rates, we have seen an increase in supply. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the second quarter continued to improve as a result of increased supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe continued growth in lending and/or rising delinquency rates or charge-off rates will drive continued growth in supply.
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
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MCM (United States)	$213,374	$116,223	$426,826	$210,532
Cabot (Europe)	60,951	56,784	123,930	131,980
Total purchases of receivable portfolios	$274,325	$173,007	$550,756	$342,512
In the United States, capital deployment increased significantly during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing improved.
In Europe, capital deployment increased slightly during the three months ended June 30, 2023, as compared to the corresponding period in the prior year. Pricing continues to remain competitive in Europe and as a result purchases were limited as compared to pre-pandemic levels. Capital deployment decreased during the six months ended June 30, 2023, as compared to the corresponding period in the prior year. The decrease was primarily due to the unfavorable impact from foreign currency translation driven by the strengthening of the U.S. dollar against the British Pound.
During the three months ended June 30, 2023 and 2022, we also invested $2.0 million and $22.9 million in REO assets, respectively. During the six months ended June 30, 2023 and 2022, we invested $24.6 million and $35.2 million in REO assets, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MCM (United States):
Call center and digital collections	$195,014	$199,595	$386,119	$415,219
Legal collections	140,472	155,338	277,983	309,838
Collection agencies	330	307	384	795
Subtotal	335,816	355,240	664,486	725,852
Cabot (Europe):
Call center and digital collections	54,155	50,064	111,153	104,517
Legal collections	49,212	51,259	92,921	103,772
Collection agencies	35,971	40,503	68,052	81,383
Subtotal	139,338	141,826	272,126	289,672
Other geographies:	1,368	645	2,266	1,601
Total collections from purchased receivables	$476,522	$497,711	$938,878	$1,017,125
Gross collections from purchased receivables decreased by $21.2 million, or 4.3%, to $476.5 million during the three months ended June 30, 2023, as compared to $497.7 million during the three months ended June 30, 2022. Gross collections from purchased receivables decreased by $78.2 million, or 7.7%, to $938.9 million during the six months ended June 30, 2023, as compared to $1,017.1 million during the six months ended June 30, 2022.
The decreases in collections in the United States during the three and six months ended June 30, 2023 were primarily a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The decreases were also a result of a high level of collections in the year ago periods resulting from changes in consumer behavior during the COVID-19 pandemic, which we believe have now normalized. Collections from purchased receivables in Europe during the three months ended June 30, 2023 were relatively consistent compared to the same period in the prior year. The decrease in collections from purchased receivables in Europe during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to the unfavorable impact from foreign currency translation, driven by the strengthening of the U.S. dollar against the British Pound.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2023		2022
Revenues
Revenue from receivable portfolios	$301,184	93.2%	$306,282	85.8%
Changes in recoveries	(3,486)	(1.0)%	25,150	7.1%
Total debt purchasing revenue	297,698	92.2%	331,432	92.9%
Servicing revenue	21,008	6.5%	23,788	6.6%
Other revenues	4,338	1.3%	1,697	0.5%
Total revenues	323,044	100.0%	356,917	100.0%
Operating expenses
Salaries and employee benefits	95,855	29.7%	98,880	27.7%
Cost of legal collections	57,150	17.7%	55,148	15.4%
General and administrative expenses	34,529	10.7%	34,967	9.8%
Other operating expenses	26,349	8.1%	27,405	7.7%
Collection agency commissions	10,387	3.2%	9,923	2.8%
Depreciation and amortization	10,702	3.3%	11,646	3.3%
Total operating expenses	234,972	72.7%	237,969	66.7%
Income from operations	88,072	27.3%	118,948	33.3%
Other expense
Interest expense	(49,983)	(15.5)%	(37,054)	(10.4)%
Other (expense) income, net	(1,755)	(0.5)%	1,795	0.5%
Total other expense	(51,738)	(16.0)%	(35,259)	(9.9)%
Income before income taxes	36,334	11.3%	83,689	23.4%
Provision for income taxes	(10,029)	(3.2)%	(23,250)	(6.5)%
Net income	$26,305	8.1%	$60,439	16.9%

	Six Months Ended June 30,
	2023		2022
Revenues
Revenue from receivable portfolios	$596,858	93.9%	$610,387	71.2%
Changes in recoveries	(12,987)	(2.0)%	192,373	22.5%
Total debt purchasing revenue	583,871	91.9%	802,760	93.7%
Servicing revenue	43,593	6.9%	49,934	5.8%
Other revenues	8,210	1.2%	3,905	0.5%
Total revenues	635,674	100.0%	856,599	100.0%
Operating expenses
Salaries and employee benefits	199,705	31.4%	195,836	22.9%
Cost of legal collections	111,251	17.5%	110,865	12.9%
General and administrative expenses	72,494	11.4%	68,501	8.0%
Other operating expenses	53,905	8.5%	54,432	6.4%
Collection agency commissions	18,537	2.9%	19,528	2.3%
Depreciation and amortization	21,572	3.4%	23,475	2.7%
Total operating expenses	477,464	75.1%	472,637	55.2%
Income from operations	158,210	24.9%	383,962	44.8%
Other expense
Interest expense	(96,818)	(15.2)%	(71,687)	(8.4)%
Other (expense) income, net	(23)	—%	2,187	0.3%
Total other expense	(96,841)	(15.2)%	(69,500)	(8.1)%
Income before income taxes	61,369	9.7%	314,462	36.7%
Provision for income taxes	(16,438)	(2.6)%	(78,274)	(9.1)%
Net income	$44,931	7.1%	$236,188	27.6%

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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$293,509	$297,552	$(4,043)	(1.4)%
ZBA revenue	7,675	8,730	(1,055)	(12.1)%
Revenue from receivable portfolios	301,184	306,282	(5,098)	(1.7)%

Recoveries (below) above forecast	(477)	9,935	(10,412)	(104.8)%
Changes in expected future recoveries	(3,009)	15,215	(18,224)	(119.8)%
Changes in recoveries	(3,486)	25,150	(28,636)	(113.9)%
Debt purchasing revenue	297,698	331,432	(33,734)	(10.2)%

Servicing revenue	21,008	23,788	(2,780)	(11.7)%
Other revenues	4,338	1,697	2,641	155.6%
Total revenues	$323,044	$356,917	$(33,873)	(9.5)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$581,899	$592,673	$(10,774)	(1.8)%
ZBA revenue	14,959	17,714	(2,755)	(15.6)%
Revenue from receivable portfolios	596,858	610,387	(13,529)	(2.2)%

Recoveries (below) above forecast	(15,835)	56,287	(72,122)	(128.1)%
Changes in expected future recoveries	2,848	136,086	(133,238)	(97.9)%
Changes in recoveries	(12,987)	192,373	(205,360)	(106.8)%
Debt purchasing revenue	583,871	802,760	(218,889)	(27.3)%

Servicing revenue	43,593	49,934	(6,341)	(12.7)%
Other revenues	8,210	3,905	4,305	110.2%
Total revenues	$635,674	$856,599	$(220,925)	(25.8)%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. The foreign currency translation effect was immaterial to our operating results during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Our revenues were unfavorably impacted by foreign currency translation, primarily as a result of the strengthening of the U.S. dollar against the British Pound by 5.2% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
The decrease in revenue recognized from portfolio basis during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, other than resulting from the unfavorable impact from foreign currency translation for the six months ended periods discussed above, was primarily due to lower EIR for recent portfolio purchases.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended June 30, 2023, were slightly below forecast by $0.5 million. Collections during the six months ended June 30, 2023 under-performed the forecasted collections by approximately $15.8 million. The under-performance was primarily attributable to shifts in the timing of collections for recent U.S. vintages as consumers transitioned back to more normalized payment behavior. The under-performance during the six months ended June 30, 2023, was also partly due to court closures in Spain resulting from labor unrest in the court system during the first quarter of 2023.
When reassessing the forecasts of expected lifetime recoveries during the three months ended June 30, 2023, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment and believes that forecasted collections for certain static pools resulted in decreased total expected recoveries. As a result, we have updated our forecast, resulting in changes in timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $3.0 million during the three months ended June 30, 2023. This negative change in expected future recoveries, together with the positive changes recorded in the first quarter, resulted in a net positive change of expected future recoveries of $2.8 million during the six months ended June 30, 2023. During the three and six months ended June 30, 2022, we recorded approximately $15.2 million and $136.1 million, respectively, in net positive change in expected future period recoveries as a result of reforecasting our expected future recoveries based on the COVID-19 pandemic-related consumer behavior observed at that time.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2023			As of June 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$7,661	$7,661	$—	$—	—%
2011	3,838	2,911	933	1,148	88.6%
2012	4,401	3,474	904	2,822	42.0%
2013	9,618	8,424	783	6,624	40.5%
2014	5,983	3,588	1,308	17,219	6.7%
2015	5,323	2,774	445	22,190	3.9%
2016	9,781	5,141	935	38,939	4.1%
2017	16,059	9,175	1,524	51,617	5.5%
2018	24,267	13,287	(468)	103,689	4.0%
2019	44,135	23,853	1,428	196,740	3.8%
2020	52,308	27,263	1,855	230,967	3.7%
2021	49,660	28,831	(6,322)	226,694	3.9%
2022	67,843	46,166	(10,489)	477,683	3.1%
2023	34,939	25,640	5,742	425,692	2.9%
Subtotal	335,816	208,188	(1,422)	1,802,024	3.8%
Europe:
ZBA	14	14	—	—	—%
2013	14,968	13,342	(2,475)	136,517	3.2%
2014	14,483	11,492	(1,262)	126,193	3.0%
2015	9,364	7,019	(336)	94,405	2.5%
2016(1)	10,031	6,489	360	75,211	2.8%
2017	13,098	7,613	(16)	131,793	1.9%
2018	12,709	8,217	(2,291)	171,570	1.6%
2019	14,189	8,103	1,807	143,331	1.9%
2020	9,585	6,074	2,597	91,317	2.2%
2021	14,850	10,402	1,570	184,929	1.9%
2022	17,998	10,518	(4,169)	216,668	1.6%
2023	8,049	3,713	2,151	124,221	1.3%
Subtotal	139,338	92,996	(2,064)	1,496,155	2.1%
Other geographies:(2)
All vintages	1,368	—	—	32,807	—%
Subtotal	1,368	—	—	32,807	—%
Total	$476,522	$301,184	$(3,486)	$3,330,986	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended June 30, 2022			As of June 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$8,725	$8,725	$—	$—	—%
2011	5,253	4,242	1,073	1,689	88.6%
2012	5,524	4,349	1,325	3,723	42.0%
2013	11,826	11,763	(538)	9,301	40.5%
2014	6,533	4,195	1,190	20,293	6.7%
2015	6,623	3,539	23	27,988	3.9%
2016	13,839	7,427	(251)	55,248	4.1%
2017	22,833	14,174	(2,001)	78,831	5.5%
2018	39,621	20,076	2,972	161,982	3.9%
2019	69,058	35,307	9,621	295,288	3.8%
2020	84,006	39,583	17,256	342,524	3.7%
2021	64,415	41,294	1,689	336,472	3.9%
2022	16,984	13,481	829	209,403	3.2%
Subtotal	355,240	208,155	33,188	1,542,742	4.3%
Europe:
ZBA	6	5	—	—	—%
2013	18,214	15,405	(1,003)	152,162	3.2%
2014	17,115	12,494	4,619	136,906	3.0%
2015	11,042	7,725	996	103,525	2.4%
2016(1)	10,794	7,747	1,171	92,536	2.8%
2017	16,163	10,263	(8,896)	165,639	1.9%
2018	15,989	10,299	(4,059)	207,404	1.6%
2019	16,078	9,687	3,103	169,486	1.9%
2020	11,754	7,233	2,765	103,419	2.3%
2021	16,841	12,099	(7,580)	201,957	1.9%
2022	7,830	5,170	846	122,773	1.8%
Subtotal	141,826	98,127	(8,038)	1,455,807	2.2%
Other geographies:(2)
All vintages	645	—	—	36,574	—%
Subtotal	645	—	—	36,574	—%
Total	$497,711	$306,282	$25,150	$3,035,123	3.3%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2023			As of June 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$14,943	$14,943	$—	$—	—%
2011	7,207	6,367	663	1,148	88.6%
2012	8,669	7,262	1,140	2,822	42.0%
2013	18,709	17,382	551	6,624	40.5%
2014	11,051	7,395	1,531	17,219	6.7%
2015	10,714	5,793	752	22,190	3.9%
2016	19,690	10,769	1,323	38,939	4.1%
2017	33,109	19,269	3,047	51,617	5.5%
2018	51,045	28,079	(2,058)	103,689	4.0%
2019	93,342	50,119	3,360	196,740	3.8%
2020	110,805	57,509	3,145	230,967	3.7%
2021	104,148	60,751	(9,717)	226,694	3.9%
2022	138,723	95,302	(19,288)	477,683	3.1%
2023	42,331	31,822	9,773	425,692	2.9%
Subtotal	664,486	412,762	(5,778)	1,802,024	3.8%
Europe:
ZBA	16	16	—	—	—%
2013	30,375	26,571	(3,371)	136,517	3.2%
2014	28,313	22,892	(1,692)	126,193	3.0%
2015	18,065	13,999	(1,057)	94,405	2.5%
2016(1)	19,378	13,037	46	75,211	2.8%
2017	26,212	15,370	(709)	131,793	1.9%
2018	24,669	16,537	(4,855)	171,570	1.6%
2019	28,074	16,361	490	143,331	1.9%
2020	19,944	12,289	2,869	91,317	2.2%
2021	30,929	20,897	1,226	184,929	1.9%
2022	35,430	21,100	(3,548)	216,668	1.6%
2023	10,721	5,027	3,392	124,221	1.3%
Subtotal	272,126	184,096	(7,209)	1,496,155	2.1%
Other geographies:(2)
All vintages	2,266	—	—	32,807	—%
Subtotal	2,266	—	—	32,807	—%
Total	$938,878	$596,858	$(12,987)	$3,330,986	3.0%
____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2022			As of June 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$17,696	$17,696	$—	$—	—%
2011	10,580	8,143	2,608	1,689	88.6%
2012	10,931	8,161	3,446	3,723	42.0%
2013	24,465	23,835	(20)	9,301	40.5%
2014	13,597	8,703	2,267	20,293	6.7%
2015	13,970	7,719	(2,299)	27,988	3.9%
2016	29,388	15,414	2,647	55,248	4.1%
2017	49,002	28,677	7,173	78,831	5.5%
2018	83,650	39,146	36,648	161,982	3.9%
2019	146,018	68,727	71,733	295,288	3.8%
2020	175,644	78,476	79,186	342,524	3.7%
2021	129,889	85,535	760	336,472	3.9%
2022	21,022	17,163	3,363	209,403	3.2%
Subtotal	725,852	407,395	207,512	1,542,742	4.3%
Europe:
ZBA	19	18	—	—	—%
2013	37,679	32,376	(2,941)	152,162	3.2%
2014	35,392	26,355	3,352	136,906	3.0%
2015	22,812	16,292	(354)	103,525	2.4%
2016(1)	21,594	16,308	(302)	92,536	2.8%
2017	33,377	21,642	(11,228)	165,639	1.9%
2018	33,467	21,588	(5,367)	207,404	1.6%
2019	34,658	20,408	3,693	169,486	1.9%
2020	24,978	15,115	5,365	103,419	2.3%
2021	34,898	25,294	(8,933)	201,957	1.9%
2022	10,798	7,596	1,576	122,773	1.8%
Subtotal	289,672	202,992	(15,139)	1,455,807	2.2%
Other geographies:(2)
All vintages	1,601	—	—	36,574	—%
Subtotal	1,601	—	—	36,574	—%
Total	$1,017,125	$610,387	$192,373	$3,035,123	3.3%
____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three and six months ended June 30, 2023 decreased as compared to servicing revenues during the three and six months ended June 30, 2022. The decreases were primarily attributable to reduced demand from BPO clients of $2.1 million and $2.9 million, respectively, and the unfavorable impact of foreign currency translation, which was primarily the result of the strengthening of the U.S. dollar against the British Pound.
Other revenues increased during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily driven by increases of approximately $2.7 million and $4.4 million of gains recognized on the sale of real estate assets in the respective comparison periods.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$95,855	$98,880	$(3,025)	(3.1)%
Cost of legal collections	57,150	55,148	2,002	3.6%
General and administrative expenses	34,529	34,967	(438)	(1.3)%
Other operating expenses	26,349	27,405	(1,056)	(3.9)%
Collection agency commissions	10,387	9,923	464	4.7%
Depreciation and amortization	10,702	11,646	(944)	(8.1)%
Total operating expenses	$234,972	$237,969	$(2,997)	(1.3)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$199,705	$195,836	$3,869	2.0%
Cost of legal collections	111,251	110,865	386	0.3%
General and administrative expenses	72,494	68,501	3,993	5.8%
Other operating expenses	53,905	54,432	(527)	(1.0)%
Collection agency commissions	18,537	19,528	(991)	(5.1)%
Depreciation and amortization	21,572	23,475	(1,903)	(8.1)%
Total operating expenses	$477,464	$472,637	$4,827	1.0%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. The foreign currency translation effect was immaterial to our operating results during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Our operating expenses were favorably impacted by foreign currency translation, primarily as a result of the strengthening of the U.S. dollar against the British Pound by approximately 5.2% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The decrease in salaries and employee benefits during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to the following reasons:
•Decrease in employee bonus accrual of approximately $5.8 million primarily attributed to additional bonus accrued in 2022 and paid out in the first quarter of 2023;
•Decrease in stock-based compensation expense of $1.2 million primarily attributed to forfeiture of certain stock awards; and
•The decrease was partially offset by increased salaries due to market adjustments and increase in overall headcount.
The increase in salaries and employee benefits during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, was primarily due to the following reasons:
•Increase in overall headcount;
•Increased salaries due to market adjustments; and
•The increase was partially offset by decreased stock-based compensation expense of $1.1 million primarily attributed to forfeiture of certain stock awards.

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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Court costs	$33,009	$30,742	$2,267	7.4%
Legal collection fees	24,141	24,406	(265)	(1.1)%
Total cost of legal collections	$57,150	$55,148	$2,002	3.6%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Court costs	$63,026	$61,578	$1,448	2.4%
Legal collection fees	48,225	49,287	(1,062)	(2.2)%
Total cost of legal collections	$111,251	$110,865	$386	0.3%
The increases of cost of legal collections during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increased legal placement in this channel. The increase during the six months ended June 30, 2023 as compared to the same period in the prior year was partially offset by the favorable impact of foreign currency translation of approximately $1.2 million, driven by the strengthening of the U.S. dollar against the British Pound.
General and Administrative Expenses
The decrease in general and administrative expense during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, was primarily due to the following reasons:
•Decrease in costs associated with consulting and legal fees of approximately $3.9 million; and
•The decrease was partially offset by an increase in information technology expenses of $2.8 million.
The increase in general and administrative expense during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, was primarily due to the following reasons:
•Approximately $7.3 million of increased general and administrative expense include costs associated with our information technology, business travel, and facilities expense; and
•The increase was partially offset by the favorable impact of foreign currency translation of approximately $1.2 million, driven by the strengthening of the U.S. dollar against the British Pound.
Other Operating Expenses
The slight decrease in other operating expenses during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a slight decrease in temporary services and direct collection expenses. Other operating expenses during the six months ended June 30, 2023, remained relatively consistent as compared to the six months ended June 30, 2022.
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

Depreciation and Amortization
The decreases in depreciation and amortization expense during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to slightly smaller depreciable or amortizable asset balances. The decrease during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was also due to the favorable impact of foreign currency translation, driven by the strengthening of the U.S. dollar against the British Pound.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Stated interest on debt obligations	$45,917	$33,102	$12,815	38.7%
Amortization of debt issuance costs	3,706	3,618	88	2.4%
Amortization of debt discount	360	334	26	7.8%
Total interest expense	$49,983	$37,054	$12,929	34.9%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Stated interest on debt obligations	$88,158	$63,539	$24,619	38.7%
Amortization of debt issuance costs	7,950	7,469	481	6.4%
Amortization of debt discount	710	679	31	4.6%
Total interest expense	$96,818	$71,687	$25,131	35.1%
The increase in interest expense during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to the following reasons:
•The effect resulting from rising interest rates of approximately $10.2 million; and
•The effect resulting from increased average debt balance of approximately $2.2 million.
The increase in interest expense during the during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to the following reasons:
•The effect resulting from rising interest rates of approximately $20.0 million; and
•The effect resulting from increased average debt balance of approximately $3.2 million.
•The increase was partially offset by the favorable impact of foreign currency translation of approximately $1.7 million, primarily by the strengthening of the U.S. dollar against the British Pound and Euro.
Other Expense, net of Other Income
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other expense, net, was $1.8 million and less than $0.1 million during the three and six months ended June 30, 2023, respectively. Other income, net, was $1.8 million and $2.2 million during the three and six months ended June 30, 2022, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$10,029	$23,250	$16,438	$78,274
Effective tax rate	27.6%	27.8%	26.8%	24.9%
For the three months ended June 30, 2023 the difference between our effective tax rate and the federal statutory rate was primarily due to state taxes and a foreign adjustment. For the six months ended June 30, 2023, the difference between our effective tax rate and the federal statutory rate was primarily due to state income taxes and an accrual related to state tax filing positions, and other foreign adjustments. For the three and six months ended June 30, 2022, the difference between our effective tax rate and the federal statutory rate was primarily due to the proportion of income earned in higher tax rate jurisdictions compared to lower tax rate jurisdictions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net income, as reported	$26,305	$60,439	$44,931	$236,188
Adjustments:
Interest expense	49,983	37,054	96,818	71,687
Interest income	(1,123)	(588)	(2,067)	(1,025)
Provision for income taxes	10,029	23,250	16,438	78,274
Depreciation and amortization	10,702	11,646	21,572	23,475
Stock-based compensation expense	3,873	5,119	7,925	9,040
Acquisition, integration and restructuring related expenses(1)	454	487	5,980	1,166
Adjusted EBITDA	$100,223	$137,407	$191,597	$418,805
Collections applied to principal balance(2)	$190,658	$170,112	$373,639	$223,679
________________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results. For the three and six months ended June 30, 2023 amount represents costs related to headcount reductions in Europe. The remainder of the costs relating to the headcount reductions in Europe are included in stock-based compensation expense.
(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collections applied to investment in receivable portfolios, net	$175,338	$191,429	$342,020	$406,738
Changes in recoveries	3,486	(25,150)	12,987	(192,373)
Other proceeds applied to basis	11,834	3,833	18,632	9,314
Collections applied to principal balance	$190,658	$170,112	$373,639	$223,679

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2023
		<2014	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total(2)	CCMM(3)
United States:
<2014	$3,244,415	$6,065,954	$1,048,635	$768,510	$523,386	$377,466	$277,776	$221,292	$169,334	$152,031	$115,602	$49,528	$9,769,514	3.0
2014	517,644		144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	25,212	11,051	1,093,271	2.1
2015	499,041			105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	10,714	877,094	1.8
2016	552,992				110,875	283,035	234,690	159,279	116,452	87,717	51,650	19,690	1,063,388	1.9
2017	527,589					111,902	315,853	255,048	193,328	144,243	85,348	33,109	1,138,831	2.2
2018	629,453						175,042	351,696	308,302	228,919	144,566	51,045	1,259,570	2.0
2019	675,567							174,693	416,315	400,250	256,444	93,342	1,341,044	2.0
2020	538,204								213,450	430,514	311,573	110,805	1,066,342	2.0
2021	404,364									120,354	240,605	104,148	465,107	1.2
2022	551,595										98,277	138,723	237,000	0.4
2023	426,431											42,331	42,331	0.1
Subtotal	8,567,295	6,065,954	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	664,486	18,353,492	2.1
Europe:
<2014	619,079	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	68,938	30,375	1,440,612	2.3
2014	623,129		135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	65,156	28,313	1,124,410	1.8
2015	419,941			65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	18,075	630,932	1.5
2016	258,218				44,641	97,587	83,107	63,198	51,609	51,017	40,214	19,384	450,757	1.7
2017	461,571					68,111	152,926	118,794	87,549	86,107	61,762	26,212	601,461	1.3
2018	432,258						49,383	118,266	78,846	80,629	61,691	24,669	413,484	1.0
2019	273,354							44,118	80,502	88,448	63,607	28,074	304,749	1.1
2020	116,227								22,721	59,803	45,757	19,944	148,225	1.3
2021	255,788									43,082	66,529	30,929	140,540	0.5
2022	244,508										36,957	35,430	72,387	0.3
2023	123,930											10,721	10,721	0.1
Subtotal	3,828,003	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	272,126	5,338,278	1.4
Other geographies(4):
All vintages	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	2,266	544,548	1.6
Subtotal	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	2,266	544,548	1.6
Total	$12,735,581	$6,210,678	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$938,878	$24,236,318	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2023, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through June 30, 2023 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2014(4)	$3,244,415	$9,769,514	$232,242	$10,001,756	3.1
2014(4)	517,644	1,093,271	54,252	1,147,523	2.2
2015	499,041	877,094	49,703	926,797	1.9
2016	552,992	1,063,388	89,257	1,152,645	2.1
2017	527,589	1,138,831	142,421	1,281,252	2.4
2018	629,453	1,259,570	235,777	1,495,347	2.4
2019	675,567	1,341,044	428,383	1,769,427	2.6
2020	538,204	1,066,342	498,471	1,564,813	2.9
2021	404,364	465,107	498,101	963,208	2.4
2022	551,595	237,000	942,430	1,179,430	2.1
2023	426,431	42,331	907,029	949,360	2.2
Subtotal	8,567,295	18,353,492	4,078,066	22,431,558	2.6
Europe:
<2014(4)	619,079	1,440,612	546,876	1,987,488	3.2
2014(4)	623,129	1,124,410	444,915	1,569,325	2.5
2015(4)	419,941	630,932	278,181	909,113	2.2
2016	258,218	450,757	225,119	675,876	2.6
2017	461,571	601,461	301,270	902,731	2.0
2018	432,258	413,484	357,204	770,688	1.8
2019	273,354	304,749	318,141	622,890	2.3
2020	116,227	148,225	208,855	357,080	3.1
2021	255,788	140,540	400,108	540,648	2.1
2022	244,508	72,387	407,081	479,468	2.0
2023	123,930	10,721	209,953	220,674	1.8
Subtotal	3,828,003	5,338,278	3,697,703	9,035,981	2.4
Other geographies(5):
All vintages	340,283	544,548	51,900	596,448	1.8
Subtotal	340,283	544,548	51,900	596,448	1.8
Total	$12,735,581	$24,236,318	$7,827,669	$32,063,987	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2023, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2023(3)	2024	2025	2026	2027	2028	2029	2030	2031	>2031	Total(2)
United States:
<2014(4)	$41,433	$62,439	$43,028	$29,909	$20,682	$14,010	$9,169	$5,790	$3,405	$2,377	$232,242
2014(4)	9,669	13,914	9,362	6,599	4,654	3,283	2,317	1,636	1,155	1,663	54,252
2015	8,927	13,134	8,523	5,838	4,106	2,893	2,042	1,444	1,023	1,773	49,703
2016	16,067	23,829	15,741	10,393	7,097	4,990	3,515	2,481	1,754	3,390	89,257
2017	24,917	37,580	25,263	17,218	11,455	7,885	5,560	3,930	2,786	5,827	142,421
2018	41,282	62,039	42,294	28,655	19,497	12,874	8,860	6,255	4,429	9,592	235,777
2019	76,619	115,771	76,492	51,105	34,583	23,532	15,621	10,804	7,611	16,245	428,383
2020	88,542	131,644	90,474	60,167	40,813	27,819	18,928	12,641	8,798	18,645	498,471
2021	90,973	134,885	86,658	59,624	39,795	27,175	18,767	13,003	8,907	18,314	498,101
2022	141,432	281,831	168,896	108,646	75,134	51,039	35,632	25,207	17,910	36,703	942,430
2023	93,088	200,568	236,417	133,241	77,728	52,602	35,139	24,332	17,262	36,652	907,029
Subtotal	632,949	1,077,634	803,148	511,395	335,544	228,102	155,550	107,523	75,040	151,181	4,078,066
Europe:
<2014(4)	31,984	59,238	54,152	49,870	45,929	42,500	39,101	35,850	32,639	155,613	546,876
2014(4)	28,822	52,749	46,723	41,914	37,523	34,842	31,527	28,608	25,830	116,377	444,915
2015(4)	19,492	33,315	29,837	26,999	24,263	21,414	19,497	17,627	15,812	69,925	278,181
2016	17,692	32,573	27,915	24,605	20,727	16,683	14,777	12,499	11,156	46,492	225,119
2017	24,220	42,479	36,486	31,214	27,808	23,166	20,214	17,607	15,263	62,813	301,270
2018	26,795	49,473	43,101	37,486	32,565	28,352	24,542	21,080	18,573	75,237	357,204
2019	27,088	48,157	41,529	33,575	27,709	23,227	20,327	17,400	15,098	64,031	318,141
2020	19,539	34,854	30,069	25,665	19,477	14,743	11,509	9,458	8,064	35,477	208,855
2021	32,119	61,735	53,299	46,890	40,074	33,028	26,560	21,360	17,955	67,088	400,108
2022	36,712	68,824	58,198	48,474	39,795	32,525	26,940	21,975	17,847	55,791	407,081
2023	17,786	39,302	32,395	25,730	20,741	16,471	13,047	10,297	8,316	25,868	209,953
Subtotal	282,249	522,699	453,704	392,422	336,611	286,951	248,041	213,761	186,553	774,712	3,697,703
Other geographies(5):
All vintages	4,490	7,966	6,641	5,676	4,898	4,197	3,649	3,229	2,728	8,426	51,900
Subtotal	4,490	7,966	6,641	5,676	4,898	4,197	3,649	3,229	2,728	8,426	51,900
Portfolio ERC	919,688	1,608,299	1,263,493	909,493	677,053	519,250	407,240	324,513	264,321	934,319	7,827,669
REO ERC(6)	16,331	47,857	50,541	20,263	7,951	6,586	2,155	—	—	—	151,684
Total ERC	$936,019	$1,656,156	$1,314,034	$929,756	$685,004	$525,836	$409,395	$324,513	$264,321	$934,319	$7,979,353
________________________
(1)As of June 30, 2023, ERC for Zero Basis Portfolios include approximately $62.4 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $58.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of June 30, 2023, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,802,811	$3,999,322
Europe	2,634,377	3,162,271
Other geographies	39,213	46,703
Portfolio ERC	6,476,401	7,208,296
REO ERC	151,684	151,684
Total ERC	$6,628,085	$7,359,980
(3)Amount for 2023 consists of six months data from July 1, 2023 to December 31, 2023.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $150.3 million and $1.4 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of June 30, 2023, we had $3.3 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2023(1)	$239,313	$101,759	$3,813	$344,885
2024	464,468	198,575	6,049	669,092
2025	386,314	172,311	5,024	563,649
2026	237,498	148,098	4,275	389,871
2027	149,919	126,608	3,606	280,133
2028	100,509	106,124	3,060	209,693
2029	67,592	91,306	2,629	161,527
2030	46,568	78,254	2,314	127,136
2031	32,947	69,347	1,947	104,241
2032	23,596	64,082	90	87,768
2033	17,222	59,730	—	76,952
2034	12,604	57,991	—	70,595
2035	9,577	58,478	—	68,055
2036	7,765	61,086	—	68,851
2037	4,924	65,918	—	70,842
2038	1,208	36,488	—	37,696
Total	$1,802,024	$1,496,155	$32,807	$3,330,986
________________________
(1)Amount for 2023 consists of six months data from July 1, 2023 to December 31, 2023.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Net cash provided by operating activities	$62,623	$98,530
Net cash (used in) provided by investing activities	(214,246)	35,107
Net cash provided by (used in) financing activities	190,626	(155,600)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $62.6 million and $98.5 million during the six months ended June 30, 2023 and 2022, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the investment in receivable portfolios.
Net cash used in investing activities was $214.2 million during the six months ended June 30, 2023 and net cash provided by investing activities was $35.1 million during the six months ended June 30, 2022. Receivable portfolio purchases, net of put-backs, were $544.7 million and $337.9 million during the six months ended June 30, 2023 and 2022, respectively. Collection proceeds applied to the investment in receivable portfolios, were $342.0 million and $406.7 million during the six months ended June 30, 2023 and 2022, respectively.
Financing Cash Flows
Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes.
Net cash provided by financing activities was $190.6 million during the six months ended June 30, 2023 and net cash used in financing activities was $155.6 million during the six months ended June 30, 2022. Borrowings under our credit facilities were $444.8 million and $446.9 million during the six months ended June 30, 2023 and 2022, respectively. Repayments of amounts outstanding under our credit facilities were $259.8 million and $298.7 million during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $192.5 million of the proceeds from the convertible senior notes to partially repurchase our exchangeable senior notes due 2023. During the six months ended June 30, 2022, we paid $221.2 million to settle our convertible senior notes due 2022 using cash on hand and drawings under our Global Senior Facility.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $310.5 million as of June 30, 2023.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and six months ended June 30, 2023, we did not make any repurchases under the share repurchase program. During the three and six months ended June 30, 2022, we repurchased 424,091 and 823,613 shares of our common stock for approximately $25.1 million and $50.7 million, respectively. Our practice is to retire the shares repurchased. As of June 30, 2023, authorization for $91.9 million of share repurchases remained under the share repurchase program.
Our cash and cash equivalents as of June 30, 2023, consisted of $21.2 million held by U.S.-based entities and $163.7 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $22.2 million as of June 30, 2023.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, timing of cash collections from our consumers, and other risks detailed in our Risk Factors. However, we believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and ability to collect on investment in receivable portfolios.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of June 30, 2023, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Interest Rates. As of June 30, 2023, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 - Other Information
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

10.1
Amendment Letter, dated May 11, 2023, to the Amended and Restated Senior Facilities Agreement, dated March 29, 2022, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: August 2, 2023