Form 10-Q
period 2023-09-30
ENCORE CAPITAL GROUP INC
filed 2023-11-01
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2023
Common Stock, $0.01 par value	23,528,597 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$144,711	$143,912
Investment in receivable portfolios, net	3,320,544	3,088,261
Property and equipment, net	102,208	113,900
Other assets	366,815	341,073
Goodwill	826,010	821,214
Total assets	$4,760,288	$4,508,360
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$190,646	$198,217
Borrowings	3,114,175	2,898,821
Other liabilities	256,684	231,695
Total liabilities	3,561,505	3,328,733
Commitments and Contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,529 and 23,323 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	235	233
Additional paid-in capital	8,106	—
Accumulated earnings	1,319,933	1,278,210
Accumulated other comprehensive loss	(129,491)	(98,816)
Total stockholders’ equity	1,198,783	1,179,627
Total liabilities and stockholders’ equity	$4,760,288	$4,508,360
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

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,470	$1,344
Investment in receivable portfolios, net	445,653	431,350
Other assets	1,107	3,627
Liabilities
Accounts payable and accrued liabilities	116	150
Borrowings	408,680	423,522
Other liabilities	18	105
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Revenue from receivable portfolios	$302,687	$297,219	$899,545	$907,606
Changes in recoveries	(17,067)	(13,080)	(30,054)	179,293
Total debt purchasing revenue	285,620	284,139	869,491	1,086,899
Servicing revenue	19,893	21,992	63,486	71,926
Other revenues	4,106	1,621	12,316	5,526
Total revenues	309,619	307,752	945,293	1,164,351
Operating expenses
Salaries and employee benefits	95,067	89,241	294,772	285,077
Cost of legal collections	56,274	52,891	167,525	163,756
General and administrative expenses	35,559	37,274	108,053	105,775
Other operating expenses	27,959	28,286	81,864	82,718
Collection agency commissions	8,046	7,884	26,583	27,412
Depreciation and amortization	11,196	11,659	32,768	35,134
Total operating expenses	234,101	227,235	711,565	699,872
Income from operations	75,518	80,517	233,728	464,479
Other expense
Interest expense	(50,558)	(39,308)	(147,376)	(110,995)
Other income, net	5,103	1,205	5,080	3,392
Total other expense	(45,455)	(38,103)	(142,296)	(107,603)
Income before income taxes	30,063	42,414	91,432	356,876
Provision for income taxes	(10,724)	(10,920)	(27,162)	(89,194)
Net income	$19,339	$31,494	$64,270	$267,682

Earnings per share:
Basic	$0.82	$1.31	$2.72	$11.00
Diluted	$0.79	$1.22	$2.62	$10.06

Weighted average shares outstanding:
Basic	23,712	23,958	23,644	24,344
Diluted	24,382	25,919	24,535	26,601

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$19,339	$31,494	$64,270	$267,682
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain on derivative instruments	(6,310)	21,603	(12,401)	44,042
Income tax effect	(1,903)	(5,425)	(774)	(10,834)
Unrealized (loss) gain on derivative instruments, net of tax	(8,213)	16,178	(13,175)	33,208
Change in foreign currency translation:
Unrealized loss on foreign currency translation	(50,121)	(63,322)	(16,581)	(145,381)
Income tax effect	(257)	—	(919)	—
Unrealized loss on foreign currency translation, net of tax	(50,378)	(63,322)	(17,500)	(145,381)
Other comprehensive loss, net of tax:	(58,591)	(47,144)	(30,675)	(112,173)
Total comprehensive (loss) income	$(39,252)	$(15,650)	$33,595	$155,509
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of June 30, 2023	23,485	$235	$3,906	$1,300,594	$(70,900)	$1,233,835
Net income	—	—	—	19,339	—	19,339
Other comprehensive income, net of tax	—	—	—	—	(58,591)	(58,591)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	44	—	1,105	—	—	1,105
Stock-based compensation	—	—	3,092	—	—	3,092
Exercise of capped call options	—	—	2,371	—	—	2,371
Settlement of convertible notes	—	—	(2,368)	—	—	(2,368)
Balance as of September 30, 2023	23,529	$235	$8,106	$1,319,933	$(129,491)	$1,198,783

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of June 30, 2022	23,989	$240	$—	$1,349,937	$(118,577)	$1,231,600
Net income	—	—	—	31,494	—	31,494
Other comprehensive loss, net of tax	—	—	—	—	(47,144)	(47,144)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	6	—	(294)	—	—	(294)
Repurchase and retirement of common stock	(457)	(5)	(2,897)	(23,016)	—	(25,918)
Stock-based compensation	—	—	3,191	—	—	3,191
Balance as of September 30, 2022	23,538	$235	$—	$1,358,415	$(165,721)	$1,192,929

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$1,179,627
Net income	—	—	—	64,270	—	64,270
Other comprehensive income, net of tax	—	—	—	—	(30,675)	(30,675)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	206	2	(5,217)	—	—	(5,215)
Stock-based compensation	—	—	11,017	—	—	11,017
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind and exercise of capped call options	—	—	30,913	—	—	30,913
Settlement of convertible notes	—	—	(14,742)	(22,547)	—	(37,289)
Balance as of September 30, 2023	23,529	$235	$8,106	$1,319,933	$(129,491)	$1,198,783

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$1,185,261
Net income	—	—	—	267,682	—	267,682
Other comprehensive loss, net of tax	—	—	—	—	(112,173)	(112,173)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	278	4	(3,943)	(7,434)	—	(11,373)
Repurchase and retirement of common stock	(1,281)	(14)	(7,494)	(69,245)	—	(76,753)
Stock-based compensation	—	—	12,231	—	—	12,231
Settlement of convertible notes	—	—	—	(71,152)	—	(71,152)
Other	—	—	(794)	—	—	(794)
Balance as of September 30, 2022	23,538	$235	$—	$1,358,415	$(165,721)	$1,192,929

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$64,270	$267,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,768	35,134
Other non-cash interest expense, net	12,526	11,984
Stock-based compensation expense	11,017	12,231
Deferred income taxes	952	2,127
Changes in recoveries	30,054	(179,293)
Other, net	(1,958)	14,319
Changes in operating assets and liabilities
Other assets	(21,820)	36,768
Accounts payable, accrued liabilities and other liabilities	(11,598)	(46,076)
Net cash provided by operating activities	116,211	154,876
Investing activities:
Purchases of receivable portfolios, net of put-backs	(772,101)	(569,032)
Collections applied to investment in receivable portfolios	504,672	567,775
Purchases of asset held for sale	(24,645)	(38,604)
Purchases of property and equipment	(16,765)	(21,068)
Other, net	38,113	20,257
Net cash used in investing activities	(270,726)	(40,672)
Financing activities:
Payment of loan and debt refinancing costs	(8,224)	(1,659)
Proceeds from credit facilities	630,079	637,342
Repayment of credit facilities	(446,724)	(432,424)
Repayment of senior secured notes	(29,310)	(29,310)
Proceeds from issuance of convertible senior notes	230,000	—
Repayment of convertible and exchangeable senior notes	(212,480)	(221,153)
Proceeds from convertible hedge instruments, net	12,421	—
Repurchase and retirement of common stock	—	(76,753)
Other, net	(16,890)	(16,735)
Net cash provided by (used in) financing activities	158,872	(140,692)
Net increase (decrease) in cash and cash equivalents	4,357	(26,488)
Effect of exchange rate changes on cash and cash equivalents	(3,558)	(16,122)
Cash and cash equivalents, beginning of period	143,912	189,645
Cash and cash equivalents, end of period	$144,711	$147,035

Supplemental disclosure of cash information:
Cash paid for interest	$120,113	$94,828
Cash paid for taxes, net of refunds	50,605	63,710

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

Recently Adopted Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in our Annual Report, that have significance, or potential significance, to the Company’s condensed consolidated financial statements.
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
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the three and nine months ended September 30, 2023, the Company did not make any repurchases under the share repurchase program. During the three and nine months ended September 30, 2022, the Company repurchased 457,244 and 1,280,857 shares of its common stock for approximately $25.9 million and $76.6 million, respectively. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$19,339	$31,494	$64,270	$267,682

Total weighted-average basic shares outstanding	23,712	23,958	23,644	24,344
Dilutive effect of stock-based awards	165	301	191	365
Dilutive effect of convertible and exchangeable senior notes	505	1,660	700	1,892
Total weighted-average dilutive shares outstanding	24,382	25,919	24,535	26,601

Basic earnings per share	$0.82	$1.31	$2.72	$11.00
Diluted earnings per share	$0.79	$1.22	$2.62	$10.06
There were no anti-dilutive employee stock options outstanding during the three and nine months ended September 30, 2023 and 2022.
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

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$24,018	$—	$24,018
Liabilities
Cross-currency swap agreements	—	(59,071)	—	(59,071)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$36,807	$—	$36,807
Liabilities
Cross-currency swap agreements	—	(36,918)	—	(36,918)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $73.1 million and $68.2 million as of September 30, 2023 and December 31, 2022, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,320,544	$3,451,720	$3,088,261	$3,242,506
Financial Liabilities
Global senior secured revolving credit facility	863,707	863,707	661,738	661,738
Encore private placement notes	39,080	38,212	68,390	66,947
Senior secured notes(1)	1,476,097	1,385,506	1,480,258	1,334,686
Exchangeable senior notes due September 2023	—	—	172,500	205,227
Convertible senior notes due October 2025	100,000	130,269	100,000	130,556
Convertible senior notes due March 2029	230,000	223,256	—	—
Cabot securitisation senior facility	408,680	408,680	423,522	423,522
Other borrowings	26,830	26,830	23,512	23,512
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
The carrying value of the Company’s variable interest rate bearing senior secured revolving credit facility and securitisation senior facility approximates fair value as they are indexed to short-term rates and are repriced frequently.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$20,491	Other assets	$36,807
Cross-currency swap agreements	Other liabilities	(59,071)	Other liabilities	(36,918)

Derivatives not designated as hedging instruments:
Interest rate cap contracts	Other assets	3,527
Derivatives Designated as Hedging Instruments
The Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. As of September 30, 2023, the Company held two interest rate cap contracts with a total notional amount of approximately $850.3 million. The interest rate cap hedging the fluctuations in three-month EURIBOR floating rate debt (“2019 Cap”) has a notional amount of €400.0 million (approximately $423.3 million based on an exchange rate of $1.00 to €0.94, the exchange rate as of September 30, 2023) and matures in June 2024. The interest rate cap hedging the fluctuations in sterling overnight index average (“SONIA”) bearing debt (“2021 Cap”) has a notional amount of £350.0 million (approximately $427.0 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of September 30, 2023) and matures in September 2024. The 2019 Cap and 2021 Cap have been designated as cash flow hedging instruments since inception.

In September 2023, as a result of the partial repayment and amendment of the Cabot Securitisation Senior Facility (the underlying hedged item for the 2021 Cap), the Company concluded that it is probable that a certain portion of the originally forecasted hedged transactions would not occur and, as a result, partially dedesignated £100.0 million (approximately $122.0 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of September 30, 2023) of the notional amount of the 2021 Cap. As a result of the partial dedesignation, the Company reclassified the existing deferred gain of approximately $3.7 million from accumulated other comprehensive loss into Other income, net in its condensed consolidated statements of income for the three and nine months ended September 30, 2023. As of September 30, 2023, £250.0 million (approximately $305.0 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of September 30, 2023) of the 2021 cap remained designated as a cash flow hedge and the Company expects the hedge relationship to be highly effective.
The Company expects to reclassify approximately $19.1 million of net derivative gain from accumulated other comprehensive loss into earnings relating to the designated portion of the interest rate cap hedging instruments within the next 12 months.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings and fixed-rate GBP-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as fair value hedges.
Prior to June 2023, the Company held cross-currency swap agreements (“2020 Euro Swaps”) with a total notional amount of €350.0 million (approximately $370.4 million based on an exchange rate of $1.00 to €0.94, the exchange rate as of September 30, 2023). These cross-currency swaps were set to expire in October 2023 and were designated as cash flow hedges. In June 2023, the Company amended the cross-currency swap agreements and extended the expiration date of these agreements to October 2025 without changing the total notional amount. In connection with these transactions, the Company dedesignated the previous cash flow hedge relationships and redesignated the amended cross-currency swap agreements as fair value hedges. The amended cross-currency swap agreements are considered off-market derivatives. The unrealized loss associated with the amended cross-currency swap agreements was approximately $1.3 million as of September 30, 2023. The principal amount of the hedged liabilities relating to the 2020 Euro Swaps is equal to the notional amount of the 2020 Euro Swaps and is included in Borrowings in the Company’s condensed consolidated statements of financial condition as of September 30, 2023.
In July 2023, the Company entered into cross-currency swap agreements (“2023 GBP Swaps”) with a total notional amount of £300.0 million (approximately $366.0 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of September 30, 2023) that are used to manage foreign currency exchange risk. The 2023 GBP Swaps expire in February 2026. The principal amount of the hedged liabilities relating to the 2023 GBP Swaps is equal to the notional amount of the 2023 GBP Swaps and are included in Borrowings in the Company’s condensed consolidated statements of financial condition as of September 30, 2023.
The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Interest rate cap contracts	$(9,578)	$23,422	Interest expense	$(424)	$(201)
Cross-currency swap agreements	(26,811)	(27,913)	Interest expense	(925)	(2,263)
			Other income (expense)	(32,401)	(23,630)

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income (Loss)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Interest rate cap contracts	$(13,079)	$39,772	Interest expense	$(1,265)	$(554)
Cross-currency swap agreements	(26,641)	(56,752)	Interest expense	(3,828)	(5,986)
			Other income (expense)	(25,897)	(54,482)

Derivatives Not Designated as Hedging Instruments
As discussed above, in September 2023, the Company partially dedesignated the 2021 Cap. As of September 30, 2023, £100.0 million (approximately $122.0 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of September 30, 2023) of the notional amount of the 2021 Cap is not designated as hedging instrument for accounting purposes. The gains or losses resulting from changes in fair value on the portion of the 2021 cap that is no longer designated as a hedging instrument are recognized in other income or other expenses. During the three and nine months ended September 30, 2023, the Company recorded a loss of approximately $0.2 million in connection with the changes in the fair value of the 2021 Cap not designated as a hedging instrument.
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

Investment in receivable portfolios, net consists of the following as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,320,544	3,088,261
Balance, end of period	$3,320,544	$3,088,261
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$3,330,986	$3,035,123	$3,088,261	$3,065,553
Negative allowance for expected recoveries - current period purchases(1)	230,559	232,652	781,315	575,164
Collections applied to investment in receivable portfolios, net (2)	(162,652)	(161,037)	(504,672)	(567,775)
Changes in recoveries (3)	(17,067)	(13,080)	(30,054)	179,293
Put-backs and recalls	(3,179)	(1,552)	(9,214)	(6,132)
Disposals and transfers to real estate owned	(3,314)	(3,035)	(9,558)	(6,867)
Foreign currency translation adjustments	(54,789)	(112,869)	4,466	(263,034)
Balance, end of period	$3,320,544	$2,976,202	$3,320,544	$2,976,202
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Purchase price	$230,559	$232,652	$781,315	$575,164
Allowance for credit losses	666,915	608,708	2,017,060	1,727,826
Amortized cost	897,474	841,360	2,798,375	2,302,990
Noncredit discount	1,171,383	834,468	3,225,837	2,398,775
Face value	2,068,857	1,675,828	6,024,212	4,701,765
Write-off of amortized cost	(897,474)	(841,360)	(2,798,375)	(2,302,990)
Write-off of noncredit discount	(1,171,383)	(834,468)	(3,225,837)	(2,398,775)
Negative allowance	230,559	232,652	781,315	575,164
Negative allowance for expected recoveries - current period purchases	$230,559	$232,652	$781,315	$575,164

(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash Collections	$465,339	$458,256	$1,404,217	$1,475,381
Less - amounts classified to revenue from receivable portfolios	(302,687)	(297,219)	(899,545)	(907,606)
Collections applied to investment in receivable portfolios, net	$162,652	$161,037	$504,672	$567,775
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recoveries (below) above forecast	$(4,274)	$(4,880)	$(20,109)	$51,407
Changes in expected future recoveries	(12,793)	(8,200)	(9,945)	127,886
Changes in recoveries	$(17,067)	$(13,080)	$(30,054)	$179,293
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and nine months ended September 30, 2023, under-performed the forecasted collections by approximately $4.3 million and $20.1 million, respectively. The under-performance was primarily attributable to shifts in the timing of collections for recent U.S. vintages as consumers transitioned back to more normalized payment behavior.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2023, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment and believes that forecasted collections for certain static pools resulted in decreased total expected recoveries. As a result, the Company has updated its forecast, resulting in changes in the timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $12.8 million for the three months ended September 30, 2023. This negative change in expected future recoveries, together with the net positive changes of approximately $2.9 million recorded in the first half of the year, resulted in a net negative change of expected future recoveries of $9.9 million for the nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded approximately $8.2 million in net negative change and $127.9 million in net positive change in expected future period recoveries, respectively.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Real estate owned	$73,090	$68,242
Operating lease right-of-use assets	68,340	70,074
Income tax deposits	49,855	18,259
Prepaid expenses	33,953	30,376
Derivative instruments	24,018	36,807
Identifiable intangible assets, net	18,797	22,112
Deferred tax assets, net	16,130	18,069
Service fee receivables	10,239	16,094
Other	72,393	61,040
Total	$366,815	$341,073

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2023. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2023	December 31, 2022
Global senior secured revolving credit facility	$863,707	$661,738
Encore private placement notes	39,080	68,390
Senior secured notes	1,480,605	1,485,888
Convertible notes and exchangeable notes	330,000	272,500
Cabot securitisation senior facility	408,680	423,522
Other	26,830	23,512
Finance lease liabilities	3,426	5,675
	3,152,328	2,941,225
Less: debt discount and issuance costs, net of amortization	(38,153)	(42,404)
Total	$3,114,175	$2,898,821
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In May 2023, the Company amended the Global Senior Facility to extend the termination date of the facility from September 2026 to September 2027. In addition, the size of the facility was increased by $40.0 million to $1,180.0 million. As of September 30, 2023, the Global Senior Facility includes the following key provisions:
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
As of September 30, 2023, the outstanding borrowings under the Global Senior Facility were $863.7 million. The weighted average interest rate of the Global Senior Facility was 7.84% and 4.71% for the three months ended September 30, 2023 and 2022, respectively. The weighted average interest rate of the Global Senior Facility was 7.48% and 3.69% for the nine months ended September 30, 2023 and 2022, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $307.2 million as of September 30, 2023.

Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of September 30, 2023, $39.1 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	September 30, 2023	December 31, 2022	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$370,423	$375,325	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	365,982	363,019	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	304,985	302,516	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	439,215	445,028	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,480,605	$1,485,888
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
Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	September 30, 2023	December 31, 2022	Maturity Date	Interest Payment Dates	Interest Rate
2023 Exchangeable Notes	$—	$172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	—	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$272,500
In March 2023, Encore issued $230.0 million aggregate principal amount of 4.00% convertible senior notes that mature on March 15, 2029 in a private placement transaction (the “2029 Convertible Notes”). Interest on the 2029 Convertible Notes is payable semi-annually.
The Company used a portion of the net proceeds from the issuance of the 2029 Convertible Notes to repurchase, in separate privately negotiated transactions, approximately $154.8 million aggregate principal amount of its 2023 Exchangeable Notes for approximately $192.5 million. The repurchase met the criteria for an induced conversion and accordingly, the Company recognized expense of $2.7 million, representing the fair value of the consideration paid to certain holders of the 2023 Exchangeable Notes in excess of the fair value which they were otherwise entitled to receive pursuant to the existing conversion terms on the respective settlement dates. The amount is included in Other income, net, in the Company’s condensed consolidated statements of income during the nine months ended September 30, 2023. The remaining excess above the principal amount of the repurchased 2023 Exchangeable Notes was recognized in the Company’s stockholder’s equity.

Additionally, in March 2023, the Company received proceeds of approximately $28.5 million from the unwind of the capped call options associated with the repurchased portion of the 2023 Exchangeable Notes. Since the capped call options were determined to be equity instruments, the partial unwind of the capped call options was recorded as an increase in stockholder’s equity in the condensed consolidated statements of financial condition as of September 30, 2023. In addition, the Company recognized approximately $0.7 million of interest expense in the condensed consolidated statements of income during the nine months ended September 30, 2023 to record the write-off of unamortized debt issuance costs associated with the 2023 Exchangeable Notes repurchased.
On September 1, 2023, the remaining $17.7 million principal amount of the 2023 Exchangeable Notes matured. The Company settled in cash for approximately $20.1 million both the outstanding 2023 Exchangeable Notes and the $2.4 million excess above the principal amount. Concurrent with the settlement, the Company received $2.4 million from its capped call options associated with the conversion of the remaining 2023 Exchangeable Notes. The excess above the principal amount represents the conversion spread and was recognized as a reduction in stockholder's equity and the proceeds from the exercise of the capped call options were recorded as an increase in stockholder's equity in the Company’s condensed consolidated statements of financial conditions as of September 30, 2023. No gain or loss was recognized as a result of the settlement of the 2023 Exchangeable Notes in the Company's consolidated statements of income for the three months and nine months ended September 30, 2023.
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company may enter into hedge programs that increase the effective conversion price for the Convertible Notes. In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions that effectively raised the conversion price of the 2029 Convertible Notes from $65.89 to $82.69. The cost of the capped call transactions was approximately $18.5 million. These hedging instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification and therefore the cost was included as a reduction to stockholder’s equity in the condensed consolidated statements of financial condition as of September 30, 2023. Subsequent changes in fair value of these financial instruments are not recognized in the Company’s consolidated financial statements. The Company did not hedge the 2025 Convertible Notes.
Certain key terms related to the convertible features as of September 30, 2023 are listed below ($ in thousands, except conversion price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)(1)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$20,026	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
_______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on September 30, 2023 using a hypothetical share price based on the closing stock price on September 29, 2023.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.

Interest expense related to the Convertible Notes and Exchangeable Notes was $3.2 million and $2.8 million during the three months ended September 30, 2023 and 2022, respectively. Interest expense related to the Convertible Notes and Exchangeable Notes was $9.5 million and $9.2 million during the nine months ended September 30, 2023 and 2022, respectively.
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
On September 18, 2023, the Company paid down its Cabot Securitisation Senior Facility by £15.0 million. As of September 30, 2023, the outstanding borrowings under the Cabot Securitisation Senior Facility were £335.0 million (approximately $408.7 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of September 30, 2023). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights. As of September 30, 2023, this included receivables purchased from Cabot Financial UK from time to time, the book value of which was approximately £358.2 million (approximately $437.0 million based on an exchange rate of $1.00 to £0.82, the exchange rate as of September 30, 2023). As discussed in Note 4, “Derivatives and Hedging Instruments,” the Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility including the effect of the hedging instruments was 5.35% and 4.67% for the three months ended September 30, 2023 and 2022, respectively, and 5.28% and 4.02% for the nine months ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2023, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended September 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$31,532	$(102,432)	$(70,900)
Other comprehensive loss before reclassification	(36,389)	(50,121)	(86,510)
Reclassification	30,079	—	30,079
Tax effect	(1,903)	(257)	(2,160)
Balance at end of period	$23,319	$(152,810)	$(129,491)

	Three Months Ended September 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$17,546	$(136,123)	$(118,577)
Other comprehensive loss before reclassification	(4,491)	(63,322)	(67,813)
Reclassification	26,094	—	26,094
Tax effect	(5,425)	—	(5,425)
Balance at end of period	$33,724	$(199,445)	$(165,721)

	Nine Months Ended September 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$36,494	$(135,310)	$(98,816)
Other comprehensive loss before reclassification	(39,720)	(16,581)	(56,301)
Reclassification	27,319	—	27,319
Tax effect	(774)	(919)	(1,693)
Balance at end of period	$23,319	$(152,810)	$(129,491)

	Nine Months Ended September 30, 2022
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$516	$(54,064)	$(53,548)
Other comprehensive loss before reclassification	(16,980)	(145,381)	(162,361)
Reclassification	61,022	—	61,022
Tax effect	(10,834)	—	(10,834)
Balance at end of period	$33,724	$(199,445)	$(165,721)

Note 10: Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 35.7% and 29.7%, respectively. For the three and nine months ended September 30, 2022, the Company’s effective tax rate was 25.7% and 25.0%, respectively. For the three months ended September 30, 2023, the difference between the effective tax rate and the federal statutory rate was primarily due to the recording of valuation allowances in certain foreign jurisdictions. For the nine months ended September 30, 2023, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes, an accrual related to state tax filing positions and other foreign adjustments. For the three and nine months ended September 30, 2022, the difference between the effective tax rate and the federal statutory rate was primarily due to state and foreign income taxes.

Each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected amounts for the year. Since the Company operates in foreign countries with varying tax rates, the Company’s quarterly effective tax rate is dependent on the level of income or loss from international operations in the reporting period.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2023 and 2022, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgement is required in evaluating uncertain tax positions and determining the provision for income taxes. During the nine months ended September 30, 2023, the Company accrued $2.5 million related to state tax filing positions which is included in Other liabilities in its condensed consolidated statements of financial condition as of September 30, 2023.
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
As of September 30, 2023, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or any new material legal proceedings during the three and nine months ended September 30, 2023.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2023, the Company has no material reserves for legal matters.
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
As of September 30, 2023, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $319.4 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues:
United States	$201,550	$210,908	$608,533	$825,826
Europe
United Kingdom	73,153	59,873	226,361	236,244
Other European countries(1)	34,916	36,971	110,210	102,103
Total Europe	108,069	96,844	336,571	338,347

Other geographies(1)	—	—	189	178
Total	$309,619	$307,752	$945,293	$1,164,351
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and nine months ended September 30, 2023, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and intangible assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance as of beginning of period:	$852,196	$824,210	$821,214	$897,795
Effect of foreign currency translation	(26,186)	(54,662)	4,796	(128,247)
Balance as of end of period:	$826,010	$769,548	$826,010	$769,548

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$45,870	$(27,139)	$18,731	$45,498	$(23,507)	$21,991
Trade name and other	907	(841)	66	909	(788)	121
Total intangible assets	$46,777	$(27,980)	$18,797	$46,407	$(24,295)	$22,112

Note 14: Subsequent Events
As of September 30, 2023, the Company had €415.0 million (approximately $439.2 million based on an exchange rate of $1.00 to €0.94, the exchange rate as of September 30, 2023) in aggregate principal amount of senior secured floating rate notes due 2028 (the “Encore 2028 Floating Rate Notes”) outstanding. On October 16, 2023, the Company issued an additional €100.0 million (approximately $105.8 million based on an exchange rate of $1.00 to €0.94, the exchange rate as of September 30, 2023) aggregate principal amount of Encore 2028 Floating Rate Notes at an issue price of 99.01%. The Encore 2028 Floating Rate Notes bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 4.250% per annum, reset quarterly. The Company used the proceeds from this offering to repay drawings under its Global Senior Facility and to pay certain transaction fees and expenses incurred in connection with the offering of the notes.
On October 27, 2023, an indirect subsidiary of Encore (“US Financing Subsidiary”), entered into a facility for a committed amount of $175.0 million (the “U.S. Facility”) and borrowed the full committed amount. The U.S. Facility matures in October 2026. Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.50%. The obligations under the U.S. Facility are secured by first ranking security interests over all of US Financing Subsidiary’s assets and rights, which includes receivable portfolios with a book value of approximately $286.2 million.
On October 27, 2023, the Company amended its Cabot Securitisation Senior Facility, effective November 20, 2023, to extend the maturity date from September 2026 to September 2028 and reduce the committed amount from £350.0 million to £255.0 million. Funds drawn under the Cabot Securitisation Senior Facility will bear interest at a rate per annum equal to SONIA plus a margin of 3.20% plus, for periods after September 18, 2026, a step up margin ranging from zero to 1.00%.
On October 30, 2023, the Company entered into an agreement to increase the size of the Company’s Global Senior Facility by $23.0 million from $1,180.0 million to $1,203.0 million. The additional commitments are subject to the existing terms of the Company’s Global Senior Facility.

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
Cabot (Europe)
In Europe, our purchased defaulted debt portfolios primarily consist of paying and non-paying consumer loan accounts. We also purchase: (1) portfolios that are in insolvency status, in particular, individual voluntary arrangements; and (2) non-performing secured mortgage portfolios and real estate assets previously securing mortgage portfolios. When we take possession of the underlying real estate assets or purchase real estate assets, we refer to those as real estate-owned assets, or REO assets.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending surpassing pre-pandemic levels and with rising delinquency rates, we have seen an increase in supply. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the third quarter continued to improve as a result of increased supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe continued growth in lending and/or rising delinquency rates or charge-off rates will drive continued growth in supply.
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
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
MCM (United States)	$179,250	$176,559	$606,076	$387,091
Cabot (Europe)	51,309	56,093	175,239	188,073
Total purchases of receivable portfolios	$230,559	$232,652	$781,315	$575,164
In the United States, capital deployment increased during the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing improved.
In Europe, capital deployment decreased during the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year. Pricing continues to remain competitive in Europe and as a result purchases were limited as compared to pre-pandemic levels. The decrease during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was partially offset by the favorable impact from foreign currency translation driven by the weakening of the U.S. dollar against the British Pound.
We did not purchase any REO assets during the three months ended September 30, 2023. We invested $3.4 million in REO assets during the three months ended September 2022. During the nine months ended September 30, 2023 and 2022, we invested $24.6 million and $38.6 million in REO assets, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
MCM (United States):
Call center and digital collections	$198,558	$185,568	$584,677	$600,787
Legal collections	129,771	139,545	407,754	449,383
Collection agencies	1,657	200	2,041	995
Subtotal	329,986	325,313	994,472	1,051,165
Cabot (Europe):
Call center and digital collections	53,069	49,654	164,222	154,171
Legal collections	46,749	44,065	139,670	147,837
Collection agencies	34,688	38,386	102,740	119,769
Subtotal	134,506	132,105	406,632	421,777
Other geographies:	847	838	3,113	2,439
Total collections from purchased receivables	$465,339	$458,256	$1,404,217	$1,475,381
Gross collections from purchased receivables increased by $7.1 million, or 1.5%, to $465.3 million during the three months ended September 30, 2023, as compared to $458.3 million during the three months ended September 30, 2022. Gross collections from purchased receivables decreased by $71.2 million, or 4.8%, to $1,404.2 million during the nine months ended September 30, 2023, as compared to $1,475.4 million during the nine months ended September 30, 2022.
Collections from purchased receivables in the United States and in Europe during the three months ended September 30, 2023 were relatively consistent compared to the same period in the prior year. Collections in Europe were favorably impacted by foreign currency translation, primarily as a result of the weakening of the U.S. dollar against the British Pound for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The decreases in collections from purchased receivables in the United States and in Europe during the nine months ended September 30, 2023 relative to the nine months ended September 30, 2022 were primarily a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The decrease in the United States was also a result of a high level of collections in the prior periods resulted from changes in consumer behavior during the COVID-19 pandemic, which we believe have now normalized.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
Revenues
Revenue from receivable portfolios	$302,687	97.8%	$297,219	96.6%
Changes in recoveries	(17,067)	(5.5)%	(13,080)	(4.3)%
Total debt purchasing revenue	285,620	92.3%	284,139	92.3%
Servicing revenue	19,893	6.4%	21,992	7.2%
Other revenues	4,106	1.3%	1,621	0.5%
Total revenues	309,619	100.0%	307,752	100.0%
Operating expenses
Salaries and employee benefits	95,067	30.7%	89,241	29.0%
Cost of legal collections	56,274	18.2%	52,891	17.2%
General and administrative expenses	35,559	11.5%	37,274	12.0%
Other operating expenses	27,959	9.0%	28,286	9.2%
Collection agency commissions	8,046	2.6%	7,884	2.6%
Depreciation and amortization	11,196	3.6%	11,659	3.8%
Total operating expenses	234,101	75.6%	227,235	73.8%
Income from operations	75,518	24.4%	80,517	26.2%
Other expense
Interest expense	(50,558)	(16.3)%	(39,308)	(12.8)%
Other income, net	5,103	1.6%	1,205	0.4%
Total other expense	(45,455)	(14.7)%	(38,103)	(12.4)%
Income before income taxes	30,063	9.7%	42,414	13.8%
Provision for income taxes	(10,724)	(3.5)%	(10,920)	(3.6)%
Net income	$19,339	6.2%	$31,494	10.2%

	Nine Months Ended September 30,
	2023		2022
Revenues
Revenue from receivable portfolios	$899,545	95.2%	$907,606	77.9%
Changes in recoveries	(30,054)	(3.2)%	179,293	15.4%
Total debt purchasing revenue	869,491	92.0%	1,086,899	93.3%
Servicing revenue	63,486	6.7%	71,926	6.2%
Other revenues	12,316	1.3%	5,526	0.5%
Total revenues	945,293	100.0%	1,164,351	100.0%
Operating expenses
Salaries and employee benefits	294,772	31.2%	285,077	24.5%
Cost of legal collections	167,525	17.7%	163,756	14.1%
General and administrative expenses	108,053	11.4%	105,775	9.1%
Other operating expenses	81,864	8.7%	82,718	7.1%
Collection agency commissions	26,583	2.8%	27,412	2.3%
Depreciation and amortization	32,768	3.5%	35,134	3.0%
Total operating expenses	711,565	75.3%	699,872	60.1%
Income from operations	233,728	24.7%	464,479	39.9%
Other expense
Interest expense	(147,376)	(15.6)%	(110,995)	(9.5)%
Other income, net	5,080	0.5%	3,392	0.3%
Total other expense	(142,296)	(15.1)%	(107,603)	(9.2)%
Income before income taxes	91,432	9.6%	356,876	30.7%
Provision for income taxes	(27,162)	(2.8)%	(89,194)	(7.7)%
Net income	$64,270	6.8%	$267,682	23.0%

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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$296,015	$289,028	$6,987	2.4%
ZBA revenue	6,672	8,191	(1,519)	(18.5)%
Revenue from receivable portfolios	302,687	297,219	5,468	1.8%

Recoveries below forecast	(4,274)	(4,880)	606	(12.4)%
Changes in expected future recoveries	(12,793)	(8,200)	(4,593)	56.0%
Changes in recoveries	(17,067)	(13,080)	(3,987)	30.5%
Debt purchasing revenue	285,620	284,139	1,481	0.5%

Servicing revenue	19,893	21,992	(2,099)	(9.5)%
Other revenues	4,106	1,621	2,485	153.3%
Total revenues	$309,619	$307,752	$1,867	0.6%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Increase (decrease)
Revenue recognized from portfolio basis	$877,914	$881,701	$(3,787)	(0.4)%
ZBA revenue	21,631	25,905	(4,274)	(16.5)%
Revenue from receivable portfolios	899,545	907,606	(8,061)	(0.9)%

Recoveries (below) above forecast	(20,109)	51,407	(71,516)	(139.1)%
Changes in expected future recoveries	(9,945)	127,886	(137,831)	(107.8)%
Changes in recoveries	(30,054)	179,293	(209,347)	(116.8)%
Debt purchasing revenue	869,491	1,086,899	(217,408)	(20.0)%

Servicing revenue	63,486	71,926	(8,440)	(11.7)%
Other revenues	12,316	5,526	6,790	122.9%
Total revenues	$945,293	$1,164,351	$(219,058)	(18.8)%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 7.1% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The foreign currency translation effect was immaterial to our operating results during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Revenue recognized from portfolio basis during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was negatively impacted by lower EIR for recent portfolio purchases in Europe. Revenue recognized from portfolio basis increased during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primary the result of the favorable impact from foreign currency translation as discussed above.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and nine months ended September 30, 2023, under-performed the forecasted collections by approximately $4.3 million and $20.1 million, respectively. The under-performance was primarily attributable to shifts in the timing of collections for recent U.S. vintages as consumers transitioned back to more normalized payment behavior.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2023, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment and believes that forecasted collections for certain static pools resulted in decreased total expected recoveries. As a result, we have updated our forecast, resulting in changes in timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $12.8 million during the three months ended September 30, 2023. This negative change in expected future recoveries, together with the net positive changes of approximately $2.9 million recorded in the first half of the year, resulted in a net negative change of expected future recoveries of $9.9 million during the nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we recorded approximately $8.2 million in net negative change and $127.9 million in net positive change in expected future period recoveries, respectively.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2023			As of September 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,671	$6,671	$—	$—	—%
2011	3,362	3,025	397	1,209	88.6%
2012	4,031	3,468	580	2,839	42.0%
2013	8,671	7,875	517	6,347	40.5%
2014	5,206	3,360	712	16,086	6.7%
2015	4,650	2,533	511	20,581	3.9%
2016	8,236	4,688	599	35,986	4.1%
2017	13,575	8,310	677	46,989	5.5%
2018	20,980	12,041	(970)	93,742	4.0%
2019	38,084	21,762	(4,069)	176,282	3.8%
2020	45,294	24,793	(2,777)	207,618	3.7%
2021	45,490	25,825	(7,422)	199,488	3.9%
2022	66,028	43,223	(4,367)	450,261	3.1%
2023	59,708	42,693	6,894	593,886	3.1%
Subtotal	329,986	210,267	(8,718)	1,851,314	3.7%
Europe:
ZBA	1	1	—	—	—%
2013	13,916	13,071	(4,720)	125,830	3.2%
2014	13,657	11,195	(2,415)	116,705	3.0%
2015	9,442	6,850	(1,249)	87,125	2.5%
2016(1)	7,937	6,109	40	69,477	2.8%
2017	11,350	7,340	(880)	122,295	1.9%
2018	12,015	7,915	(1,701)	159,945	1.6%
2019	13,757	7,910	743	133,199	1.9%
2020	9,160	5,969	661	85,211	2.2%
2021	13,860	10,250	(1,252)	173,952	1.9%
2022	17,410	9,990	(14)	201,110	1.6%
2023	12,001	5,820	2,409	164,707	1.4%
Subtotal	134,506	92,420	(8,378)	1,439,556	2.0%
Other geographies:(2)
All vintages	847	—	29	29,674	—%
Subtotal	847	—	29	29,674	—%
Total	$465,339	$302,687	$(17,067)	$3,320,544	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended September 30, 2022			As of September 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$8,184	$8,184	$—	$—	—%
2011	3,961	4,393	(582)	1,539	88.6%
2012	4,779	4,574	18	3,536	42.0%
2013	9,434	10,963	(2,332)	8,496	40.5%
2014	5,839	3,972	669	19,095	6.7%
2015	6,269	3,191	1,889	26,798	3.9%
2016	11,908	6,645	1,398	51,362	4.1%
2017	19,621	12,582	135	71,864	5.5%
2018	32,975	18,279	(2,306)	144,877	3.9%
2019	59,400	32,635	(1,513)	266,853	3.8%
2020	73,574	36,666	7,536	313,031	3.7%
2021	58,391	38,760	(1,446)	315,128	3.9%
2022	30,978	24,250	2,348	380,805	2.9%
Subtotal	325,313	205,094	5,814	1,603,384	4.1%
Europe:
ZBA	7	7	—	—	—%
2013	16,231	14,098	(4,549)	133,011	3.2%
2014	14,981	11,770	(3,352)	119,425	3.0%
2015	10,154	7,222	(1,098)	91,243	2.4%
2016(1)	8,965	7,168	(1,084)	81,564	2.8%
2017	14,670	8,903	(2,478)	144,706	1.9%
2018	15,100	9,252	(2,597)	183,490	1.6%
2019	14,656	8,998	(1,131)	149,704	1.9%
2020	10,366	6,674	(1,300)	90,513	2.2%
2021	15,783	10,784	(3,225)	179,361	1.9%
2022	11,192	7,249	1,920	165,613	1.6%
Subtotal	132,105	92,125	(18,894)	1,338,630	2.2%
Other geographies:(2)
All vintages	838	—	—	34,188	—%
Subtotal	838	—	—	34,188	—%
Total	$458,256	$297,219	$(13,080)	$2,976,202	3.2%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2023			As of September 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$21,614	$21,614	$—	$—	—%
2011	10,569	9,392	1,060	1,209	88.6%
2012	12,700	10,730	1,720	2,839	42.0%
2013	27,380	25,257	1,068	6,347	40.5%
2014	16,257	10,755	2,243	16,086	6.7%
2015	15,364	8,326	1,263	20,581	3.9%
2016	27,926	15,457	1,922	35,986	4.1%
2017	46,684	27,579	3,724	46,989	5.5%
2018	72,025	40,120	(3,028)	93,742	4.0%
2019	131,426	71,881	(709)	176,282	3.8%
2020	156,099	82,302	368	207,618	3.7%
2021	149,638	86,576	(17,139)	199,488	3.9%
2022	204,751	138,525	(23,655)	450,261	3.1%
2023	102,039	74,515	16,667	593,886	3.1%
Subtotal	994,472	623,029	(14,496)	1,851,314	3.7%
Europe:
ZBA	17	17	—	—	—%
2013	44,291	39,642	(8,091)	125,830	3.2%
2014	41,970	34,087	(4,107)	116,705	3.0%
2015	27,507	20,849	(2,306)	87,125	2.5%
2016(1)	27,315	19,146	86	69,477	2.8%
2017	37,562	22,710	(1,589)	122,295	1.9%
2018	36,684	24,452	(6,556)	159,945	1.6%
2019	41,831	24,271	1,233	133,199	1.9%
2020	29,104	18,258	3,530	85,211	2.2%
2021	44,789	31,147	(26)	173,952	1.9%
2022	52,840	31,090	(3,562)	201,110	1.6%
2023	22,722	10,847	5,801	164,707	1.4%
Subtotal	406,632	276,516	(15,587)	1,439,556	2.0%
Other geographies:(2)
All vintages	3,113	—	29	29,674	—%
Subtotal	3,113	—	29	29,674	—%
Total	$1,404,217	$899,545	$(30,054)	$3,320,544	3.0%
____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2022			As of September 30, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$25,880	$25,880	$—	$—	—%
2011	14,541	12,536	2,026	1,539	88.6%
2012	15,710	12,735	3,464	3,536	42.0%
2013	33,899	34,798	(2,352)	8,496	40.5%
2014	19,436	12,675	2,936	19,095	6.7%
2015	20,239	10,910	(410)	26,798	3.9%
2016	41,296	22,059	4,045	51,362	4.1%
2017	68,623	41,259	7,308	71,864	5.5%
2018	116,625	57,425	34,342	144,877	3.9%
2019	205,418	101,362	70,220	266,853	3.8%
2020	249,218	115,142	86,722	313,031	3.7%
2021	188,280	124,295	(686)	315,128	3.9%
2022	52,000	41,413	5,711	380,805	2.9%
Subtotal	1,051,165	612,489	213,326	1,603,384	4.1%
Europe:
ZBA	26	25	—	—	—%
2013	53,910	46,474	(7,490)	133,011	3.2%
2014	50,373	38,125	—	119,425	3.0%
2015	32,966	23,514	(1,452)	91,243	2.4%
2016(1)	30,559	23,476	(1,386)	81,564	2.8%
2017	48,047	30,545	(13,706)	144,706	1.9%
2018	48,567	30,840	(7,964)	183,490	1.6%
2019	49,314	29,406	2,562	149,704	1.9%
2020	35,344	21,789	4,065	90,513	2.2%
2021	50,681	36,078	(12,158)	179,361	1.9%
2022	21,990	14,845	3,496	165,613	1.6%
Subtotal	421,777	295,117	(34,033)	1,338,630	2.2%
Other geographies:(2)
All vintages	2,439	—	—	34,188	—%
Subtotal	2,439	—	—	34,188	—%
Total	$1,475,381	$907,606	$179,293	$2,976,202	3.2%
____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three and nine months ended September 30, 2023 decreased as compared to servicing revenues during the three and nine months ended September 30, 2022. The decreases were primarily attributable to reduced demand from BPO clients of $2.2 million and $6.5 million, in the respective comparison periods.
Other revenues increased during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily driven by increases of approximately $2.5 million and $6.8 million of gains recognized on the sale of real estate assets in the respective comparison periods.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$95,067	$89,241	$5,826	6.5%
Cost of legal collections	56,274	52,891	3,383	6.4%
General and administrative expenses	35,559	37,274	(1,715)	(4.6)%
Other operating expenses	27,959	28,286	(327)	(1.2)%
Collection agency commissions	8,046	7,884	162	2.1%
Depreciation and amortization	11,196	11,659	(463)	(4.0)%
Total operating expenses	$234,101	$227,235	$6,866	3.0%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$294,772	$285,077	$9,695	3.4%
Cost of legal collections	167,525	163,756	3,769	2.3%
General and administrative expenses	108,053	105,775	2,278	2.2%
Other operating expenses	81,864	82,718	(854)	(1.0)%
Collection agency commissions	26,583	27,412	(829)	(3.0)%
Depreciation and amortization	32,768	35,134	(2,366)	(6.7)%
Total operating expenses	$711,565	$699,872	$11,693	1.7%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $5.5 million, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 7.1% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The foreign currency translation effect was immaterial to our operating results during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $4.4 million primarily due to an increase in overall headcount and market adjustments; and
•An unfavorable impact of foreign currency translation of approximately $2.8 million driven by the weakening of the U.S. dollar against the British Pound.
The increase in salaries and employee benefits during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $10.3 million primarily due to an increase in overall headcount and market adjustments; and
•The increase was partially offset by decreased stock-based compensation expense of $1.2 million primarily attributed to forfeiture of certain stock awards.

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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Court costs	$34,720	$30,997	$3,723	12.0%
Legal collection fees	21,554	21,894	(340)	(1.6)%
Total cost of legal collections	$56,274	$52,891	$3,383	6.4%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Court costs	$97,746	$92,575	$5,171	5.6%
Legal collection fees	69,779	71,181	(1,402)	(2.0)%
Total cost of legal collections	$167,525	$163,756	$3,769	2.3%
The increases of cost of legal collections during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily due to increased legal placement in this channel. The increase during the three months ended September 30, 2023 as compared to the same period in the prior year was also due to the unfavorable impact of foreign currency translation of approximately $0.8 million driven by the weakening of the U.S. dollar against the British Pound.
General and Administrative Expenses
The decrease in general and administrative expense during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, was primarily due to the following reasons:
•Decrease in costs associated with corporate legal fees of approximately $3.8 million;
•Decrease in rent expenses of approximately $1.6 million; and
•The decrease was partially offset by an increase in information technology expenses of $2.8 million and the unfavorable impact of foreign currency translation of approximately $0.9 million driven by the weakening of the U.S. dollar against the British Pound.
The increase in general and administrative expense during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, was primarily due to the following reasons:
•Approximately $11.7 million of increased general and administrative expense including costs associated with information technology, business travel, and facilities expense; and
•The increase was partially offset by a decrease in rent expenses of approximately $5.1 million and a decrease in corporate legal fees of approximately $4.1 million.
Other Operating Expenses
The decreases in other operating expenses during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily due to decreases in temporary services and direct collection expenses. These decreases were partially offset by increases in postage and printing expenses during the three and nine months ended September 30, 2023.

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
Depreciation and Amortization
The decreases in depreciation and amortization expense during the three and nine months ended September 30, 2023, as compared to three and nine months ended September 30, 2022, were primarily due to smaller depreciable and amortizable asset balances.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Stated interest on debt obligations	$46,692	$35,472	$11,220	31.6%
Amortization of debt issuance costs	3,503	3,516	(13)	(0.4)%
Amortization of debt discount	363	320	43	13.4%
Total interest expense	$50,558	$39,308	$11,250	28.6%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Stated interest on debt obligations	$134,850	$99,011	$35,839	36.2%
Amortization of debt issuance costs	11,453	10,985	468	4.3%
Amortization of debt discount	1,073	999	74	7.4%
Total interest expense	$147,376	$110,995	$36,381	32.8%
The increase in interest expense during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to the following reasons:
•The effect resulting from rising interest rates of approximately $7.5 million;
•The effect resulting from increased average debt balance of approximately $3.0 million; and
•An unfavorable impact of foreign currency translation of approximately $1.3 million driven by the weakening of the U.S. dollar against the British Pound.
The increase in interest expense during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to the following reasons:
•The effect resulting from rising interest rates of approximately $27.4 million; and
•The effect resulting from increased average debt balance of approximately $6.2 million.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $5.1 million and $1.2 million during the three months ended September 30, 2023 and 2022, respectively. Other income, net, was $5.1 million and $3.4 million during the nine months ended September 30, 2023 and 2022, respectively. We recorded approximately $3.7 million of gain in other income as a result of a partial dedesignation of our cash flow hedge relationship associated with one of our interest rate cap contracts during the three and nine months ended September 30, 2023. Refer to “Note 4, Derivatives and Hedging Instruments” in the notes to our condensed consolidated financial statements for further details of the partial dedesignation.

Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$10,724	$10,920	$27,162	$89,194
Effective tax rate	35.7%	25.7%	29.7%	25.0%
For the three months ended September 30, 2023, the difference between our effective tax rate and the federal statutory rate was primarily due to the recording of valuation allowances in certain foreign jurisdictions. For the nine months ended September 30, 2023, the difference between our effective tax rate and the federal statutory rate was primarily due to state income taxes and an accrual related to state tax filing positions, and other foreign adjustments. For the three and nine months ended September 30, 2022, the difference between our effective tax rate and the federal statutory rate was primarily due to state and foreign income taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net income, as reported	$19,339	$31,494	$64,270	$267,682
Adjustments:
Interest expense	50,558	39,308	147,376	110,995
Interest income	(1,315)	(749)	(3,382)	(1,774)
Provision for income taxes	10,724	10,920	27,162	89,194
Depreciation and amortization	11,196	11,659	32,768	35,134
Stock-based compensation expense	3,092	3,191	11,017	12,231
Net gain on derivative instruments(1)	(3,512)	—	(3,512)	—
Acquisition, integration and restructuring related expenses(2)	594	13	6,574	1,179
Adjusted EBITDA	$90,676	$95,836	$282,273	$514,641
Collections applied to principal balance(3)	$188,872	$179,163	$562,511	$402,842
________________________
(1)Amount represents a $3.7 million gain recognized as a result of the partial dedesignation in September 2023 of a derivative instrument previously designated as a hedging instrument, net of a $0.2 million loss recognized on the change in fair value of the portion of the derivative that is not designated as a hedging instrument after the dedesignation. We adjust for this amount because we believe the gain or loss on derivative contracts is not indicative of ongoing operations.
(2)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results. For the three and nine months ended September 30, 2023 amount represents costs related to headcount reductions in Europe. The remainder of the costs relating to the headcount reductions in Europe are included in stock-based compensation expense for the nine months ended September 30, 2023.
(3)Collections applied to principal balance is calculated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collections applied to investment in receivable portfolios, net	$162,652	$161,037	$504,672	$567,775
Changes in recoveries	17,067	13,080	30,054	(179,293)
Other proceeds applied to basis	9,153	5,046	27,785	14,360
Collections applied to principal balance	$188,872	$179,163	$562,511	$402,842

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2023
		<2014	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total(2)	CCMM(3)
United States:
<2014	$3,244,415	$6,065,954	$1,048,635	$768,510	$523,386	$377,466	$277,776	$221,292	$169,334	$152,031	$115,602	$72,263	$9,792,249	3.0
2014	517,644	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	25,212	16,257	1,098,477	2.1
2015	499,038	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	15,364	881,744	1.8
2016	552,988	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	27,926	1,071,624	1.9
2017	527,548	—	—	—	—	111,902	315,853	255,048	193,328	144,243	85,348	46,684	1,152,406	2.2
2018	629,415	—	—	—	—	—	175,042	351,696	308,302	228,919	144,566	72,025	1,280,550	2.0
2019	675,500	—	—	—	—	—	—	174,693	416,315	400,250	256,444	131,426	1,379,128	2.0
2020	538,132	—	—	—	—	—	—	—	213,450	430,514	311,573	156,099	1,111,636	2.1
2021	404,245	—	—	—	—	—	—	—	—	120,354	240,605	149,638	510,597	1.3
2022	551,345	—	—	—	—	—	—	—	—	—	98,277	204,751	303,028	0.5
2023	604,753	—	—	—	—	—	—	—	—	—	—	102,039	102,039	0.2
Subtotal	8,745,023	6,065,954	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	994,472	18,683,478	2.1
Europe:
<2014	619,079	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	68,938	44,291	1,454,528	2.3
2014	623,129	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	65,156	41,970	1,138,067	1.8
2015	419,941	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	27,518	640,375	1.5
2016	258,218	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	27,321	458,694	1.8
2017	461,571	—	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	37,562	612,811	1.3
2018	432,258	—	—	—	—	—	49,383	118,266	78,846	80,629	61,691	36,684	425,499	1.0
2019	273,354	—	—	—	—	—	—	44,118	80,502	88,448	63,607	41,831	318,506	1.2
2020	116,227	—	—	—	—	—	—	—	22,721	59,803	45,757	29,104	157,385	1.4
2021	255,788	—	—	—	—	—	—	—	—	43,082	66,529	44,789	154,400	0.6
2022	244,508	—	—	—	—	—	—	—	—	—	36,957	52,840	89,797	0.4
2023	175,239	—	—	—	—	—	—	—	—	—	—	22,722	22,722	0.1
Subtotal	3,879,312	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	406,632	5,472,784	1.4
Other geographies(4):
All vintages	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,113	545,395	1.6
Subtotal	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,113	545,395	1.6
Total	$12,964,618	$6,210,678	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,404,217	$24,701,657	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2023, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through September 30, 2023 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2014(4)	$3,244,415	$9,792,249	$217,563	$10,009,812	3.1
2014(4)	517,644	1,098,477	50,132	1,148,609	2.2
2015	499,038	881,744	45,736	927,480	1.9
2016	552,988	1,071,624	81,930	1,153,554	2.1
2017	527,548	1,152,406	129,575	1,281,981	2.4
2018	629,415	1,280,550	213,710	1,494,260	2.4
2019	675,500	1,379,128	385,780	1,764,908	2.6
2020	538,132	1,111,636	449,968	1,561,604	2.9
2021	404,245	510,597	443,891	954,488	2.4
2022	551,345	303,028	871,722	1,174,750	2.1
2023	604,753	102,039	1,277,962	1,380,001	2.3
Subtotal	8,745,023	18,683,478	4,167,969	22,851,447	2.6
Europe:
<2014(4)	619,079	1,454,528	509,098	1,963,626	3.2
2014(4)	623,129	1,138,067	415,123	1,553,190	2.5
2015(4)	419,941	640,375	258,050	898,425	2.1
2016	258,218	458,694	209,527	668,221	2.6
2017	461,571	612,811	279,559	892,370	1.9
2018	432,258	425,499	332,318	757,817	1.8
2019	273,354	318,506	295,541	614,047	2.2
2020	116,227	157,385	194,621	352,006	3.0
2021	255,788	154,400	376,385	530,785	2.1
2022	244,508	89,797	375,711	465,508	1.9
2023	175,239	22,722	278,616	301,338	1.7
Subtotal	3,879,312	5,472,784	3,524,549	8,997,333	2.3
Other geographies(5):
All vintages	340,283	545,395	48,646	594,041	1.7
Subtotal	340,283	545,395	48,646	594,041	1.7
Total	$12,964,618	$24,701,657	$7,741,164	$32,442,821	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2023, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2023(3)	2024	2025	2026	2027	2028	2029	2030	2031	>2031	Total(2)
United States:
<2014(4)	$21,464	$66,147	$43,733	$30,369	$20,901	$14,125	$9,244	$5,808	$3,402	$2,370	$217,563
2014(4)	4,776	14,686	9,362	6,600	4,654	3,283	2,317	1,636	1,155	1,663	50,132
2015	4,410	13,683	8,524	5,838	4,106	2,893	2,042	1,444	1,023	1,773	45,736
2016	7,824	24,743	15,735	10,400	7,098	4,990	3,515	2,481	1,754	3,390	81,930
2017	11,914	37,735	25,263	17,221	11,455	7,884	5,560	3,930	2,786	5,827	129,575
2018	19,534	61,688	42,295	28,651	19,533	12,845	8,859	6,254	4,429	9,622	213,710
2019	35,726	113,956	76,483	51,098	34,587	23,532	15,620	10,804	7,611	16,363	385,780
2020	41,577	130,004	90,472	60,143	40,826	27,816	18,937	12,632	8,798	18,763	449,968
2021	40,621	130,993	86,650	59,602	39,820	27,172	18,768	13,006	8,904	18,355	443,891
2022	70,597	281,958	168,896	108,646	75,134	51,039	35,632	25,207	17,910	36,703	871,722
2023	64,553	287,094	340,702	209,011	120,890	80,890	54,308	37,505	26,561	56,448	1,277,962
Subtotal	322,996	1,162,687	908,115	587,579	379,004	256,469	174,802	120,707	84,333	171,277	4,167,969
Europe:
<2014(4)	14,666	55,970	50,934	46,921	43,335	40,345	37,271	34,428	31,690	153,538	509,098
2014(4)	13,673	49,425	44,401	40,382	35,779	32,959	30,654	27,811	25,187	114,852	415,123
2015(4)	8,701	32,594	28,350	25,445	23,311	20,618	18,623	16,672	14,903	68,833	258,050
2016	8,875	30,931	26,643	22,493	20,161	16,595	14,350	12,145	10,772	46,562	209,527
2017	11,815	40,767	34,970	30,005	26,816	22,450	19,505	16,827	14,584	61,820	279,559
2018	12,583	47,879	41,797	36,127	31,919	26,770	23,383	19,940	17,656	74,264	332,318
2019	13,361	46,593	39,756	32,461	26,813	22,558	19,648	16,868	14,516	62,967	295,541
2020	9,559	33,755	29,209	25,211	18,939	14,188	11,188	9,321	7,938	35,313	194,621
2021	15,314	58,802	51,788	46,280	39,725	32,986	26,351	21,031	17,614	66,494	376,385
2022	18,400	66,083	55,855	46,694	38,423	31,340	25,938	21,264	17,226	54,488	375,711
2023	12,255	53,207	45,599	36,436	28,962	22,680	17,921	14,136	11,412	36,008	278,616
Subtotal	139,202	516,006	449,302	388,455	334,183	283,489	244,832	210,443	183,498	775,139	3,524,549
Other geographies(5):
All vintages	2,038	7,831	6,529	5,581	4,815	4,126	3,588	3,174	2,682	8,282	48,646
Subtotal	2,038	7,831	6,529	5,581	4,815	4,126	3,588	3,174	2,682	8,282	48,646
Portfolio ERC	464,236	1,686,524	1,363,946	981,615	718,002	544,084	423,222	334,324	270,513	954,698	7,741,164
REO ERC(6)	9,680	45,742	46,008	18,964	7,652	6,402	2,009	—	—	—	136,457
Total ERC	$473,916	$1,732,266	$1,409,954	$1,000,579	$725,654	$550,486	$425,231	$334,324	$270,513	$954,698	$7,877,621
________________________
(1)As of September 30, 2023, ERC for Zero Basis Portfolios include approximately $59.5 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $53.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of September 30, 2023, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$3,886,043	$4,087,833
Europe	2,515,536	3,017,590
Other geographies	36,970	43,979
Portfolio ERC	6,438,549	7,149,402
REO ERC	136,457	136,457
Total ERC	$6,575,006	$7,285,859
(3)Amount for 2023 consists of three months data from October 1, 2023 to December 31, 2023.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $135.2 million and $1.3 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of September 30, 2023, we had $3.3 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2023(1)	$115,369	$52,015	$1,570	$168,954
2024	481,153	196,501	5,947	683,601
2025	435,187	172,446	4,939	612,572
2026	279,307	149,000	4,203	432,510
2027	171,834	127,596	3,545	302,975
2028	114,310	105,994	3,008	223,312
2029	76,834	91,044	2,585	170,463
2030	52,799	77,485	2,275	132,559
2031	37,361	68,436	1,602	107,399
2032	26,785	62,234	—	89,019
2033	19,404	57,520	—	76,924
2034	14,165	55,725	—	69,890
2035	10,707	55,223	—	65,930
2036	8,608	57,050	—	65,658
2037	5,576	60,796	—	66,372
2038	1,915	50,491	—	52,406
Total	$1,851,314	$1,439,556	$29,674	$3,320,544
________________________
(1)Amount for 2023 consists of three months data from October 1, 2023 to December 31, 2023.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Net cash provided by operating activities	$116,211	$154,876
Net cash used in investing activities	(270,726)	(40,672)
Net cash provided by (used in) financing activities	158,872	(140,692)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $116.2 million and $154.9 million during the nine months ended September 30, 2023 and 2022, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Investing Cash Flows
Cash flows relating to investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the investment in receivable portfolios.
Net cash used in investing activities was $270.7 million and $40.7 million during the nine months ended September 30, 2023 and 2022, respectively. Receivable portfolio purchases, net of put-backs, were $772.1 million and $569.0 million during the nine months ended September 30, 2023 and 2022, respectively. Collection proceeds applied to the investment in receivable portfolios, were $504.7 million and $567.8 million during the nine months ended September 30, 2023 and 2022, respectively.
Financing Cash Flows
Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes.
Net cash provided by financing activities was $158.9 million during the nine months ended September 30, 2023 and net cash used in financing activities was $140.7 million during the nine months ended September 30, 2022. Borrowings under our credit facilities were $630.1 million and $637.3 million during the nine months ended September 30, 2023 and 2022, respectively. Repayments of amounts outstanding under our credit facilities were $446.7 million and $432.4 million during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $212.5 million in cash to repurchase and settle our exchangeable senior notes due 2023. During the nine months ended September 30, 2022, we paid $221.2 million to settle our convertible senior notes due 2022 using cash on hand and drawings under our Global Senior Facility.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $307.2 million as of September 30, 2023.
In October 2023, we entered into various transactions, agreements and amendments related to our borrowings including:
•an additional issuance of €100.0 million (approximately $105.8 million based on an exchange rate of $1.00 to €0.94, the exchange rate as of September 30, 2023) aggregate principal amount of Encore 2028 Floating Rate Notes at an issue price of 99.01%;
•a $175.0 million securitized senior facility;
•an amendment to the Cabot Securitisation Senior Facility; and
•an agreement to increase the size of our Global Senior Facility by $23.0 million from $1,180.0 million to $1,203.0 million.
See “Note 14: Subsequent Events” in the notes to our condensed consolidated financial statements for detailed discussion of these transactions.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and nine months ended September 30, 2023, we did not make any repurchases under the share repurchase program. During the three and nine months ended September 30, 2022, we repurchased 457,244 and 1,280,857 shares of our common stock for approximately $25.9 million and 76.6 million, respectively. Our practice is to retire the shares repurchased. As of September 30, 2023, authorization for $91.9 million of share repurchases remained under the share repurchase program.

Our cash and cash equivalents as of September 30, 2023, consisted of $27.2 million held by U.S.-based entities and $117.5 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $18.9 million as of September 30, 2023.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of September 30, 2023, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Interest Rates. As of September 30, 2023, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Securities
None.

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

10.1
Amended and Restated Senior Facilities Agreement, dated September 15, 2023, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent (filed herewith)

10.2
Amendment No. 4 to Fourth Amended and Restated Senior Secured Note Purchase Agreement, dated September 15, 2023, by and among Encore Capital Group, Inc. and the purchasers named therein (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: November 1, 2023