Form 10-K
period 2023-12-31
ENCORE CAPITAL GROUP INC
filed 2024-02-21
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,120.9 million at June 30, 2023, based on the closing price of the common stock of $48.62 per share on such date, as reported by Nasdaq.
The number of shares of our Common Stock outstanding at February 15, 2024, was 23,545,102.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2024 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2023.

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

We have been able to leverage many years of data, insights, modeling and operational experience. Each year we purchase significant amounts of credit bureau and customized consumer data that describe account level and macroeconomic factors related to credit, savings, and payment behavior. This robust data accumulation from our collection channels and other sources supports our direct mail, call center and digital collection efforts and our market-leading proprietary scorecards for legal placements. We leverage these and other powerful statistical models to drive each collection activity.
We have made significant progress in developing our digital collection strategies, which we continue to optimize along with our collections websites. In developing our digital platform, we have allowed consumers to access account information, supporting documents and perform payments online. By leveraging direct mail, email, text messaging, web chat, and search engines, we have bolstered data accumulation and collections payments through our digital platform. Innovation and investment in digital collection technology and speech analytics have enhanced our ability to collect and have enabled us to quickly adapt to changes in our operating environment, as they provide real-time insights that help optimize our interaction with consumers, as well as valuable information for training purposes.
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
Our Strategy
Market Focus. We continue to concentrate on our core portfolio purchasing and recovery business in the U.S. and the UK markets in an effort to generate our highest risk-adjusted returns. We believe these markets have attractive structural characteristics including: (1) a large and consistent flow of purchasing opportunities; (2) a strong regulatory framework that creates advantages for firms with sufficient financial and operational capabilities; (3) a high degree of sophistication and data availability; and (4) stable long term returns and resilience in the event of macroeconomic disruption. In addition, we are strengthening our presence in Spain, France, and Portugal, each of which we believe shares a number of these same attractive market characteristics.
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
Balance Sheet Strength. We are focused on strengthening our balance sheet while delivering strong financial and operational results. This includes increasing our cash flow generation through efficient collection operations. Depending on our relative leverage and a number of other factors, we may apply excess cash toward reducing our debt or, in circumstances in which we are operating within or below the lower end of our target leverage range, we may allocate capital toward share repurchases. Furthermore, we believe our global funding structure enhances access to capital markets and provides us with financial flexibility, particularly with respect to our ability to allocate capital to our markets with the best risk-adjusted returns. Depending on the capital markets, we may consider additional financings to refinance debt or fund our operations and any potential acquisitions.
Our Financial Priorities
We have tailored our strategy to optimize our ability to achieve and maintain strong returns throughout the credit cycle. With respect to our balance sheet objectives, we strive to preserve financial flexibility and operate with leverage in a range that we believe benefits the company, and we also target a strong debt rating.
Our capital allocation priorities include portfolio purchases at attractive returns, strategic merger and acquisition (M&A) consideration, and the return of capital to stockholders through share repurchases.
Debt Purchasing Approach
We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are a valuable partner to these sellers given our financial strength, focus on principled intent, and track record of financial success.
Identify purchase opportunities. We maintain relationships with various financial service providers such as banks, credit unions, consumer finance companies, retailers, utilities companies and government agencies. These relationships frequently generate recurring purchase opportunities. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for credit originators from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our purchasing scale. Receivable portfolios are typically sold either through a general auction, in which the seller requests bids from market participants, or in a private sale where the buyer negotiates directly with a seller. The sale transaction can be either for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months, but can be longer, with specifically defined volume, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price renegotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. We also have the ability in many of our forward flow contracts to terminate after a certain notice period. We generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can enable us to more accurately forecast and plan our operational needs.
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
Collections Approach related to Debt Purchasing
MCM (United States)
We continue to expand and build upon the insight gained from previous collection activities and consumer interactions when developing our account-level collection strategies for portfolios we acquire. We continuously refine our collection strategy to determine the most effective approach for each account. Our current collection approaches consist of:
•Direct Mail and Email. We develop innovative mail and email campaigns offering consumers payment programs, and occasionally appropriate discounts, to encourage settlement of their accounts.
•Call Centers. We maintain domestic collection call centers in Phoenix, Arizona, St. Cloud, Minnesota, Troy, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. Each call center generally consists of multiple collection departments. Account managers receive extensive training and are divided into specialty teams, each of which is supervised by a group manager. Account managers are trained to assess our consumers’ willingness and ability to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. We continuously educate account managers to understand and apply relevant laws and policies relating to the account manager’s daily collection activities. We have robust training and monitoring programs to help ensure compliance with applicable laws and policies by our account managers.
•Digital Collections. We have made significant progress in expanding our digital strategies to match consumer preferences and continue to analyze and optimize our digital strategies. Currently, consumers can access their account information, view supporting documents and make payments through our website. We leverage email, text messaging and web chat to interact with our consumers. Account managers in our call centers are also encouraged to make consumers aware of our digital channels including our website. We expect digital collections to increase as we continue to develop our digital strategies and more consumers become aware of the digital channel.
•Legal Action. We generally refer accounts for legal action when the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay their obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate each account and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate each account placed in that channel in order to make the decision whether or not to pursue collection litigation. Prior to engaging an external law firm (and throughout our engagement of any external law firm), we monitor and evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire are encouraged to communicate with consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.
•Third-Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingent fee based on amounts they collect on our behalf. Generally, we use these agencies to service specialized account segments.
•Inactive. We strive to use our financial resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote based on a consumer’s situation.
•No Resale. Our policy is to not resell accounts to third parties in the ordinary course of business.
We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we acquire. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments, are excluded from our collection process. It is our practice to attempt to contact consumers and assess each consumer’s willingness to pay through analytics, phone calls, email and/or letters. If the consumer’s contact information is unavailable or out of date, the account is routed to our skip tracing process, which includes the use of different skip tracing companies to provide accurate phone numbers and addresses. The consumers that engage with us are presented with payment plans that are intended to suit their needs or are sometimes offered discounts on their obligations. For the consumers that do not respond to our calls, emails or our letters we must then decide whether to pursue collections through legal action. We periodically refine our collection approach to determine the most effective collection strategy to pursue for each account.
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
Our activities are also subject to federal and state laws concerning identity theft, data privacy, and cybersecurity. The Gramm-Leach-Bliley Act and its implementing regulations, including the FTC “Safeguards Rule,” require us generally to protect the confidentiality of our consumers’ nonpublic personal information, to disclose to our consumers our privacy policy and practices, including those regarding sharing consumers’ nonpublic personal information with third parties and to report certain data breaches and other security events to the FTC. In addition, the FCRA requires us to prevent identity theft and to securely dispose of consumer credit reports. Certain state laws impose similar or stricter privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, consumer reporting agencies, businesses and governmental agencies. The applicable regulatory framework for privacy and cybersecurity issues is evolving and uncertain. For example, the California Privacy Rights Act (“CPRA”), which became operative on January 1, 2023 and amends and expands the California Consumer Privacy Act (“CCPA”), imposes more stringent requirements on certain businesses with respect to consumer and employee data privacy in California. These laws include provisions that give California residents and employees expanded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used. Compliance with any new or developing privacy laws in the United States, including any state or federal laws, may require significant resources and subject us to a variety of regulatory and private sanctions.

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
Financial Conduct Authority Regulation. UK debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office and the UK Office of Communications. Cabot has three regulated entities in the UK: the debt purchase brand Cabot Credit Management Group Limited (“CCMG”), the servicing brand Wescot Credit Services Limited (“Wescot”) and Cabot’s law firm, Mortimer Clarke Solicitors Limited (“Mortimer Clarke”). The FCA regards debt collection as a “high risk” activity primarily due to the potential impact that poor practice can have on already vulnerable consumers and as a result maintains a high focus on the sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including principles to “act to deliver good outcomes for retail customers,” as well as the applicable consumer credit laws and regulations. The FCA also publishes guidance on various topics from time to time that it expects firms to comply with.
The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. In July 2023, the FCA implemented its new Consumer Duty, which aims to provide a higher level of consumer protection in retail financial markets and combines existing consumer treatment requirements with enhanced standards by requiring firms to act to deliver good outcomes for customers. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase via requirements such as the Consumer Duty. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources. Companies authorized by the FCA must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business (including the principle of ‘‘treating customers fairly’’), and rules and guidance on systems and controls.
The Senior Managers and Certification Regime (“SMCR”), designed to drive accountability and risk ownership within businesses, came into effect for UK operations in December 2019, and affected the majority of colleagues who need to be aware of and adhere to the required standards of conduct. In addition to the full authorization of its business with the FCA, CCMG, Wescot and Mortimer Clarke have appointed certain individuals who have significant control or influence over the management of the respective businesses, known as Senior Management Function Managers (“SMF Managers”). SMF Managers are subject to statements of principle and codes of practice established and enforced by the FCA.
The FCA has the ability to, among other things, impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, cease certain products from being collected upon and in extreme circumstances remove permissions to trade.
Consumer protection. The Consumer Credit Act of 1974 (and its related regulations) (the “UK Consumer Credit Act”) and the UK Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. The FCA continues to review the provisions of the UK Consumer Credit Act and having up to this point prioritized changes linked to Brexit are now working with the UK Government to focus on terms that have been identified as requiring the most urgent updates.
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
In the EU, there is a new regulatory framework under Directive 2021/2167 of the European Parliament and of the Council on credit servicers and credit purchasers, known as the Non-Performing Loan (“NPL”) Directive. Member states within the EU must comply with this Directive and transpose it into local law. The NPL Directive regulates the sale, purchase, and servicing of NPLs originated by EU credit institutions, and states that the activity of credit servicing is subject to authorization and defines the requirements for the granting of such authorization. Member States must establish their authorization procedures and set up a national register of all credit servicers authorized to provide services within their territory. The activities of credit servicers are subject to supervision by the competent authority of the home Member State. To date, of the markets we operate in, Ireland and France are the only EU member states to transpose the NPL Directive into local law with our Irish entity automatically being given credit servicing authorization and our French entity currently working through the authorization process.
In addition, the other markets in which we currently operate are subject to local laws and regulations, and we continue to review the required risk and compliance programs to facilitate compliance with applicable laws and regulations in those markets. Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act, which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain, or retain business.
Human Capital Management
As of December 31, 2023, we had approximately 7,400 employees, of which approximately 19% were in the United States and 81% were in our international locations. We have no employees in North America represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in Spain, France and the United Kingdom who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are positive.
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
Commitment to Values and Ethics
We are committed to ensuring fundamental human rights across our business and in each region. We have published a Global Human Rights Policy that outlines our commitment to respect and promote human rights in accordance with internationally recognized human rights standards. This policy details our actions concerning human rights, such as providing fair and competitive compensation, benefits and hours to our colleagues, freedom of association and collective bargaining, and our zero-tolerance policy for harassment and discrimination.
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
Diversity and Inclusion
At Encore, we are committed to cultivating an inclusive culture that reflects our consumers and our communities, where our actions and mindset ensure every individual can thrive. We see advancing diversity and inclusion as a journey that we will continually work on to build a better Encore for our employees and other stakeholders. We value diverse viewpoints and inclusive experiences and strive for balanced representation in our overall organization. We foster a culture of respect and inclusion in various ways, including offering unconscious bias and diversity training, tracking gender diversity, and celebrating diversity through global cultural appreciation initiatives. As of December 31, 2023, approximately 49% of our total workforce were women.
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
Economic conditions globally and locally directly affect unemployment and credit availability. Adverse conditions (including natural disasters), economic changes (including significant inflation), and financial disruptions (including unemployment) place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the financially distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and operating results.
We may not be able to purchase receivables at favorable prices, which could limit our growth or profitability.
Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Due, in part, to fluctuating prices for receivable portfolios, fluctuating supply and competition within the marketplace, there has been, and could continue to be, considerable variation in our purchasing volume and pricing from quarter to quarter and year to year. The volume of our portfolio purchases may be limited when prices are high and may or may not increase when portfolio pricing is more favorable to us. Further, our rates of return may decline when portfolio prices are high. We do not know how long portfolios will be available for purchase on terms acceptable to us, or at all.
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
We enter into “forward flow” contracts, which are commitments to purchase receivables on a periodic basis over a specified period of time in accordance with certain criteria, which may include a specifically defined volume, frequency, and pricing. In periods of decreasing prices, we may end up paying an amount higher for such debt portfolios in a forward flow contract than we would otherwise agree to pay at the time for a spot purchase, which could result in reduced returns. We may only be able to terminate such forward flow agreements in certain limited circumstances or, for certain agreements, after a certain notice period.
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
We use internally developed models to project the remaining cash flows from our receivable portfolios. These models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to data known when we acquire the accounts. Our models also consider data provided by third parties including public sources. We may not be able to achieve the collections forecasted by our models. Our models may not appropriately identify or assess all material factors or trends and yield correct or accurate forecasts as our historical collection experience may not reflect current or future realities. We also have no control over the accuracy of information received from third parties. If such information is not accurate our models may not accurately project estimated remaining cash flows. If we are not able to achieve the levels of forecasted collections, our revenues will be reduced or we may be required to record a charge, which may adversely affect our business, financial condition and operating results.
A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.
We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, a decrease in our ability to collect on these judgments, or any closure of court systems could have an adverse effect on our business, financial condition and operating results. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If we are unable to produce those account documents, these courts could deny our claims, and our business, financial condition and operating results may be adversely affected.
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
If our technology and telecommunications systems were to fail, fail to be effective, or if we are not able to successfully anticipate, invest in, or adopt technological advances within our industry, it could have an adverse effect on our operations.
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

We use our technology and telecommunications systems to contact consumers in an attempt to collect on receivables. Over recent years, we have observed an increase in the adoption by consumers, telephone carriers and communications platforms of call, email, or other communication filtering or blocking. If calls, emails or other communications are blocked or we are otherwise not able to contact our consumers our ability to collect on our receivables through our call center and digital collections channel could be impacted and we would need to pursue collections through our higher-cost legal collections channel, which could impact our operating results.
Our business results and operations could be adversely affected by a cybersecurity event, breach, business interruption or similar incident relating to our information technology systems.
We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of risk and security measures (see Item 1A-Cybersecurity), our information technology networks and systems have been, and in the future may be, vulnerable to disruptions and shutdowns due to attacks by threat actors or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems.
In addition to our own systems, we use third-party service providers, who in turn may also use third-party providers, to process certain data or information on our behalf. Although we generally contractually require these service providers to implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.
The occurrence of any of cybersecurity incident could compromise our networks and the information stored on our networks (or on the networks of third-party service providers) could be accessed. Due to our size and the large number of service providers we work with and the increasing sophistication and complexity of cyber attacks, an incident could occur and persist for an extended period without detection. Any investigation of a cyber attack or other security incident would be unpredictable and would take time before the completion of any investigation and before there is availability of full and reliable information.
As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim.
Any cybersecurity event, breach or similar incident relating to our information technology systems could disrupt our operations, adversely affect the willingness of sellers to sell to us or result in legal claims, liability, reputational damage or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition and operating results.
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
•social, political and economic instability, recessions or uncertainty (including as a result of Brexit);
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
An outbreak of a contagious disease or other public health emergency could materially impact our business and results of operations.
The COVID-19 pandemic and resulting containment measures caused economic, financial and operational disruptions that adversely affected certain aspects of our business and results of operations. Other public health emergencies could also affect our business and results of operations and any impact would depend on future developments that we are not able to predict, including the duration, spread and severity of the public health emergency; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy; and how quickly and to what extent normal economic and operating conditions resumed.
Risks Related to Government Regulation and Litigation
Our business is subject to extensive laws and regulations, which have increased and may continue to increase.
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, extensive laws and regulations directly apply to key portions of our business. These laws and regulations are also subject to review from time to time and may be subject to significant change. Changes in laws and regulations applicable to our operations, or the manner in which they are interpreted or applied, could limit our activities in the future or could significantly increase the cost of regulatory compliance. These negative effects could result from changes in collection laws and guidance, laws related to credit reporting, consumer bankruptcy laws, laws related to the management and enforcement of consumer debt, court and enforcement procedures, the statute of limitation for debts, accounting standards, taxation requirements, employment laws, communications laws, data privacy and protection laws, anti-bribery and corruption laws and anti-money laundering laws. For example, in November 2021, the CFPB final rules in the form of a new Regulation F that implement the Fair Debt Collection Practices Act became effective. Regulation F restated and clarified prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt as discussed in more detail under “Part I - Item 1—Business - Government Regulation.”
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
Additional consumer protection or privacy laws, rules and regulations may be enacted, or existing laws, rules or regulations may be amended, reinterpreted or enforced in a different manner, imposing additional restrictions or requirements on the collection of receivables.
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
Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling receivables to us, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results. For example, in 2020, the CFPB filed a lawsuit alleging that Encore and certain of our U.S. subsidiaries had violated a consent order (the “2015 Consent Order”) pursuant to which we had previously settled allegations raised by the CFPB arising from practices during the period between 2011 and 2015. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. In 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment required us to, among other things, continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices and pay a $15.0 million civil monetary penalty.
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
We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections, and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, FTC, FCA, state Attorneys General, Central Bank of Ireland or other governmental bodies relating to our activities. For example, in September 2020 the CFPB filed a lawsuit alleging that Encore and certain of its US subsidiaries had violated the 2015 Consent Order and in October 2020 we entered into the Stipulated Judgment with the CFPB to resolve the lawsuit. These litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, costs, sanctions, civil monetary penalties, consumer restitution, or injunctive relief, as well as other forms of relief, that could require us to pay damages, make other expenditures or result in changes to our business practices. Any changes to our business practices could result in lower collections, increased cost to collect or reductions in estimated remaining collections. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Further, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have an adverse effect on our business, financial condition and operating results.
Negative publicity associated with litigation, governmental investigations, regulatory actions, cybersecurity breaches and other public statements could damage our reputation.
From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from consumers. These stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices, about the debt collection industry in general or our cybersecurity could adversely affect our stock price, our position in the marketplace in which we compete, and our ability to purchase charged-off receivables, any of which could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in “Note 6: Borrowings” to our consolidated financial statements, as of December 31, 2023, our total long-term indebtedness outstanding was approximately $3.3 billion. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
In the future, we may sell additional shares of our common stock or other equity or equity-related securities to raise capital or issue equity securities to finance acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes. We are not restricted from issuing additional common stock, including securities that are convertible into, or that represent the right to receive, common stock.
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
We may not have the ability to raise the funds necessary to repurchase our notes upon a fundamental change or change of control or to settle conversions in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of our convertible notes.
Holders of our notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change or a change of control at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion of notes we will be required to make cash payments for each $1,000 in principal amount of notes converted of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the notes surrendered therefor or to settle conversions in cash. In addition, certain of our debt agreements contain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase our notes. Further, our ability to repurchase our notes or to pay cash upon conversion may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the notes or to pay cash upon conversion of the notes at a time when the repurchase or cash payment upon conversion is required by any indenture pursuant to which the notes were offered would constitute a default under the relevant indenture. Such default could constitute a default under other agreements governing our indebtedness. If the repayment of any indebtedness were to be accelerated, we may not have sufficient funds to repay such indebtedness and repurchase the notes.
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
We have a significant amount of goodwill. Goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. The goodwill test compares the fair value for each of our reporting units to its associated carrying value. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future. The annual goodwill impairment analysis performed during the fourth quarter of 2023 resulted in an impairment charge for the Cabot reporting unit of $238.2 million. There can, however, be no assurance that we will not be required to take an additional impairment charge in the future, which could have a material adverse effect on our results of operations.

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

Item 1B—Unresolved Staff Comments
None.

Item 1C—Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems and our broader enterprise IT environment;
•a security team principally responsible for implementing and managing (1) our cybersecurity risk assessment processes, (2) our security controls, (3) technical security tools and safeguards and (4) our response to cybersecurity incidents;
•reviews and audits by our internal audit department;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management and oversight process for service providers, suppliers, and vendors.
We have experienced, and will continue to experience, cybersecurity incidents from time to time in the normal course of business. However, based on our assessments, these incidents have not had a material impact, and we do not believe the incidents have materially affected or will materially affect us, including our operations, business strategy, results of operations or financial condition. For more information regarding risks we face from cybersecurity threats, please see Item 1A- Risk Factors.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated the oversight of cybersecurity and other information technology risks to the Risk Committee. The Risk Committee oversees management’s implementation of our cybersecurity risk management program.
The Risk Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Risk Committee, as necessary, regarding significant cybersecurity incidents.
The Risk Committee regularly reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our risk management program. Board members receive presentations on cybersecurity topics from management, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our Chief Information Officer, Chief Risk, Strategy and Compliance Officer and General Counsel, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Information Officer has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Risk, Strategy and Compliance Officer has primary responsibility for our enterprise risk management program, including oversight of our cybersecurity risk management program. Our general counsel has primary responsibility for legal assessments, including assessments related to cybersecurity matters. Such individuals have an average of over 15 years of prior work experience in various roles involving information technology (including information security), risk and compliance or legal and risk analysis.
This team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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
The closing price of our common stock on February 15, 2024, was $51.02 per share and there were 22 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2018 through December 31, 2023, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group consisting of B2Impact (previously “B2Holding”), Hoist Finance, Intrum, Kruk and PRA Group, Inc. which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2018, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Encore Capital Group, Inc., the NASDAQ Composite Index,
and Peer Group

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
Encore Capital Group, Inc.
NASDAQ Composite Index
Peer Group

	12/18	12/19	12/20	12/21	12/22	12/23
Encore Capital Group, Inc.	$100.00	$150.47	$165.74	$264.30	$203.97	$215.93
NASDAQ Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Peer Group	$100.00	$127.45	$122.50	$149.24	$98.64	$106.17

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
Share Repurchases
In August 2015, our Board of Directors approved a $50.0 million share repurchase program. In May 2021, we announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. During the year ended December 31, 2022, we repurchased 1,497,184 shares of our common stock for approximately $86.9 million under the share repurchase program. Our practice is to retire the shares repurchased. We did not make any repurchases under the share repurchase program during the year ended December 31, 2023.
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
During 2022, consumer behavior in the U.S. that contributed to record collections in 2021 normalized, particularly in the second half of the year. Delinquencies, charge offs and market supply remained at lower levels primarily for the first half of the year, resulting in pressure on portfolio pricing. As the year progressed, we began to see signs of increased delinquencies and charge offs in the U.S., which we believe contributed to an increase in portfolio supply. Portfolio pricing in the U.S. in the fourth quarter began to soften, while pricing in the U.K. and Europe remained competitive. Throughout 2022 we noted higher interest rates, elevated levels of inflation, agent staffing challenges as a result of the tight labor market and large foreign exchange rate fluctuations.
During 2023, we believe increased supply led to improved portfolio pricing in the U.S. Inflation in the U.K. put pressure on wages and other costs early in the year and we took action to control our cost base, including a headcount reduction in support functions at Cabot. Despite higher interest rates impacting funding costs for market participants in 2023, we believe that the portfolio pricing environment in the U.K. and Europe did not yet fully reflect increased funding costs that resulted from higher interest rates.
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
We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our U.S. operations. These methods and models generally allow us to value portfolios accurately (limiting the risk of overpaying), avoid buying portfolios that are incompatible with our methods or strategies and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States.
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
We purchase paying and non-paying receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model generally allows us to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, we have been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and Europe.

Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending surpassing pre-pandemic levels and with rising delinquency rates, we have seen an increase in supply. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the fourth quarter continued to improve as a result of increased supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive continued growth in supply.
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
Cabot (Europe)
The UK market for charged-off portfolios prior to the COVID-19 pandemic generally provided a relatively consistent pipeline of opportunities, despite a historically low level of charge-off rates, as creditors had embedded debt sales as an integral part of their business models. The percentage of volume that is sold in multi-year forward flow arrangements is increasing.
The Spain, France, and Portugal debt markets continue to be three of the largest in Europe with significant debt sales and an expectation of a significant amount of debt to be sold in the future. Financial institutions continue to look to dispose of non-performing loans in these markets.
Banks decreased portfolio sales at the beginning of the COVID-19 pandemic in order to focus on customers’ needs. While we have seen a resumption of sales activity across all of our European markets, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter. In general, supply remains slightly below pre-pandemic levels while portfolio pricing remains competitive across our European footprint; however we began to see improvement in pricing in the fourth quarter.
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
MCM (United States)	$814,557	$556,000	$408,741
Cabot (Europe)	259,255	244,507	255,788
Total purchases of receivable portfolios	$1,073,812	$800,507	$664,529
In the United States, capital deployment increased during the year ended December 31, 2023, as compared to 2022. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing improved. Capital deployment increased for the year ended December 31, 2022, as compared to 2021, primarily due to an increase in supply in the U.S. to pre-pandemic levels.
In Europe, capital deployment increased during the year ended December 31, 2023, as compared to 2022. Pricing continues to remain competitive in Europe and as a result purchases were limited for all the periods presented as compared to pre-pandemic levels. In Europe, bank delinquencies remain at relatively low levels, and the level of outstanding unsecured consumer borrowings, while increasing, is still below pre-pandemic levels. Capital deployment decreased for the year ended December 31, 2022, as compared to 2021, primarily due to the unfavorable impact from foreign currency translation driven by the strengthening of the U.S. dollar against the British Pound.
In addition to the purchases of receivable portfolios discussed above, during the years ended December 31, 2023, 2022, and 2021, we also invested $26.9 million, $39.3 million, and $17.1 million in REO assets, respectively.

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

	Year Ended December 31,
	2023	2022	2021
MCM (United States):
Call center and digital collections	$783,164	$772,728	$971,459
Legal collections	526,197	581,078	662,810
Collection agencies	5,221	1,126	7,429
Subtotal	1,314,582	1,354,932	1,641,698
Cabot (Europe):
Call center and digital collections	217,784	203,378	259,666
Legal collections	189,406	193,348	203,339
Collection agencies	136,841	156,545	181,974
Subtotal	544,031	553,271	644,979
Other geographies:	3,954	3,334	20,682
Total collections from purchased receivables	$1,862,567	$1,911,537	$2,307,359
Gross collections from purchased receivables remained relatively stable during the year ended December 31, 2023, as compared to gross collections during the year ended December 31, 2022.
Gross collections from purchased receivables decreased $395.8 million, or 17.2%, to $1,911.5 million during the year ended December 31, 2022, from $2,307.4 million during the year ended December 31, 2021. The decrease of collections in the United States was primarily a result of an unusually high level of collections in 2021 resulting from changes in consumer behavior during the COVID-19 pandemic. The decrease was also a result of lower purchasing volumes in recent periods due to the COVID-19 pandemic. The changes in consumer behavior that resulted from the impacts of the COVID-19 pandemic, while more prevalent in 2021, continued through the first half of 2022. We believe the pandemic-related drivers of this changed behavior have normalized. The decrease in collections from purchased receivables in Europe was primarily due to the unfavorable impact from foreign currency translation, primarily by the strengthening of the U.S. dollar against the British Pound. In addition, continuing labor market tightness in the UK affected agent staffing levels and, consequently, mildly impacted collections for the year.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2023		2022		2021
Revenues
Revenue from receivable portfolios	$1,204,437	98.5%	$1,202,361	85.9%	$1,287,730	79.8%
Changes in recoveries	(82,530)	(6.7)%	93,145	6.7%	199,136	12.3%
Total debt purchasing revenue	1,121,907	91.8%	1,295,506	92.6%	1,486,866	92.1%
Servicing revenue	83,136	6.8%	94,922	6.8%	120,778	7.5%
Other revenues	17,637	1.4%	7,919	0.6%	6,855	0.4%
Total revenues	1,222,680	100.0%	1,398,347	100.0%	1,614,499	100.0%
Operating expenses
Salaries and employee benefits	391,532	32.0%	375,135	26.8%	385,178	23.9%
Cost of legal collections	224,252	18.3%	217,944	15.6%	254,280	15.7%
General and administrative expenses	144,862	11.8%	145,798	10.4%	137,695	8.6%
Other operating expenses	111,179	9.1%	111,234	8.0%	106,938	6.6%
Collection agency commissions	35,657	2.9%	35,568	2.5%	47,057	2.9%
Depreciation and amortization	41,737	3.4%	46,419	3.3%	50,079	3.1%
Goodwill impairment	238,200	19.5%	—	—%	—	—%
Impairment of intangible assets	18,726	1.5%	4,075	0.3%	—	—%
Total operating expenses	1,206,145	98.5%	936,173	66.9%	981,227	60.8%
Income from operations	16,535	1.5%	462,174	33.1%	633,272	39.2%
Other expense
Interest expense	(201,877)	(16.5)%	(153,308)	(11.0)%	(169,647)	(10.5)%
Loss on extinguishment of debt	—	—%	—	—%	(9,300)	(0.6)%
Other income (expense)	5,078	0.3%	2,123	0.1%	(17,784)	(1.1)%
Total other expense	(196,799)	(16.2)%	(151,185)	(10.9)%	(196,731)	(12.2)%
(Loss) income before income taxes	(180,264)	(14.7)%	310,989	22.2%	436,541	27.0%
Provision for income taxes	(26,228)	(2.1)%	(116,425)	(8.3)%	(85,340)	(5.2)%
Net (loss) income	(206,492)	(16.8)%	194,564	13.9%	351,201	21.8%
Net income attributable to noncontrolling interest	—	—%	—	—%	(419)	(0.1)%
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(206,492)	(16.8)%	$194,564	13.9%	$350,782	21.7%

Comparison of Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2022 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
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

The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue recognized from portfolio basis	$1,176,835	$1,169,010	$7,825	0.7%
ZBA revenue	27,602	33,351	(5,749)	(17.2)%
Revenue from receivable portfolios	1,204,437	1,202,361	2,076	0.2%

Recoveries (below) above forecast	(33,405)	29,253	(62,658)	(214.2)%
Changes in expected future recoveries	(49,125)	63,892	(113,017)	(176.9)%
Changes in recoveries	(82,530)	93,145	(175,675)	(188.6)%
Debt purchasing revenue	1,121,907	1,295,506	(173,599)	(13.4)%

Servicing revenue	83,136	94,922	(11,786)	(12.4)%
Other revenues	17,637	7,919	9,718	122.7%
Total revenues	$1,222,680	$1,398,347	$(175,667)	(12.6)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. There was no material foreign currency translation impact to our revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Revenue recognized from portfolio basis stayed consistent during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections under-performed the forecasted collections by approximately $13.3 million and $33.4 million during the three months and year ended December 31, 2023, respectively. The under-performance was primarily attributable to shortfalls in collections for our 2022 and 2021 U.S. vintages as consumers transitioned back to more normalized payment behavior. Recoveries below forecast were approximately $22.2 million during the three months ended December 31, 2022, recoveries above forecast were approximately $29.3 million during the year ended December 31, 2022.
We reassess the forecasts of expected lifetime recoveries each quarter by considering, among other factors, historical and current collection performance, changes in consumer behaviors, and macroeconomic environment. As a result, we have updated our forecast, including reducing expected future recoveries for certain static pools, primarily the 2022 and 2021 U.S. vintages, where the initial cash flow forecasts were established during a period marked by changed consumer behavior, which caused challenges in forecasting. The changes to the forecast, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $39.2 million for the three months ended December 31, 2023. This negative change in expected future recoveries when combined, together with net $9.9 million of negative changes in expected future recoveries recorded in the first nine months of the year resulted in a net negative change in expected future recoveries of approximately $49.1 million during the year ended December 31, 2023. We recorded approximately $64.0 million net negative change in expected future period recoveries during the three months ended December 31, 2022 and $63.9 million in net positive change in expected future period recoveries during the year ended December 31, 2022.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2023			As of December 31, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$27,584	$27,584	$—	$—	—%
2011	13,276	12,519	434	1,003	88.6%
2012	15,881	14,209	1,062	2,479	42.0%
2013	34,529	32,570	157	5,601	40.5%
2014	20,910	13,873	3,965	16,271	6.7%
2015	19,518	10,665	1,541	19,042	3.9%
2016	35,130	19,773	2,343	33,504	4.2%
2017	57,985	35,121	3,380	42,838	5.5%
2018	89,548	51,015	(6,206)	83,861	4.0%
2019	164,106	91,341	(2,668)	160,976	3.8%
2020	194,522	104,555	(3,622)	187,358	3.7%
2021	188,895	109,241	(23,969)	175,906	3.9%
2022	268,516	179,175	(51,222)	398,824	3.1%
2023	184,182	136,249	29,359	793,117	3.2%
Subtotal	1,314,582	837,890	(45,446)	1,920,780	3.7%
Europe:
ZBA	18	18	—	—	—%
2013	57,747	51,931	(12,684)	125,541	3.2%
2014	54,537	44,640	(4,516)	119,369	3.0%
2015	36,237	27,317	(1,928)	89,034	2.5%
2016 (1)	35,272	24,957	2,863	76,499	2.8%
2017	48,763	29,652	(4,282)	120,508	1.9%
2018	49,675	31,967	(10,229)	157,616	1.6%
2019	54,544	31,767	1,059	133,484	1.9%
2020	37,363	23,939	920	83,638	2.2%
2021	58,515	40,972	(10,828)	166,490	1.9%
2022	70,385	40,530	(5,161)	199,024	1.6%
2023	40,975	18,857	7,258	248,185	1.5%
Subtotal	544,031	366,547	(37,528)	1,519,388	2.0%
Other geographies:(2)
All vintages	3,954	—	444	28,264	—%
Subtotal	3,954	—	444	28,264	—%
Total	$1,862,567	$1,204,437	$(82,530)	$3,468,432	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Year Ended December 31, 2022			As of December 31, 2022
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$33,317	$33,317	$—	$—	—%
2011	18,425	16,490	1,745	1,328	88.6%
2012	20,173	17,031	3,184	3,090	42.0%
2013	43,687	44,642	(3,503)	7,400	40.5%
2014	25,212	16,400	5,244	19,351	6.7%
2015	25,655	13,960	1,530	26,369	3.9%
2016	51,650	28,222	3,519	46,633	4.1%
2017	85,348	52,769	3,275	62,577	5.5%
2018	144,566	73,850	30,015	128,965	3.9%
2019	256,444	130,768	62,008	236,904	3.8%
2020	311,573	148,651	83,962	281,325	3.7%
2021	240,605	160,520	(19,221)	280,247	3.9%
2022	98,277	79,830	7,251	542,063	3.1%
Subtotal	1,354,932	816,450	179,009	1,636,252	4.0%
Europe:
ZBA	34	34	—	—	—%
2013	68,938	59,888	(12,516)	137,297	3.2%
2014	65,156	49,286	3,070	127,791	3.0%
2015	42,640	30,477	(2,377)	95,343	2.5%
2016 (1)	40,200	30,292	(5,771)	81,618	2.8%
2017	61,762	38,988	(27,217)	138,529	1.9%
2018	61,691	39,718	(23,906)	179,646	1.6%
2019	63,607	38,051	(5,338)	148,997	1.9%
2020	45,757	28,083	3,253	93,273	2.2%
2021	66,529	46,451	(12,637)	188,975	1.9%
2022	36,957	24,643	(2,425)	227,353	1.6%
Subtotal	553,271	385,911	(85,864)	1,418,822	2.1%
Other geographies: (2)
All vintages	3,334	—	—	33,187	—%
Subtotal	3,334	—	—	33,187	—%
Total	$1,911,537	$1,202,361	$93,145	$3,088,261	3.1%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
The decrease in servicing revenues during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily attributable to reduced service demand from BPO clients.
Other revenues increased during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily driven by the increased sale of real estate assets.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$391,532	$375,135	$16,397	4.4%
Cost of legal collections	224,252	217,944	6,308	2.9%
General and administrative expenses	144,862	145,798	(936)	(0.6)%
Other operating expenses	111,179	111,234	(55)	—%
Collection agency commissions	35,657	35,568	89	0.3%
Depreciation and amortization	41,737	46,419	(4,682)	(10.1)%
Goodwill impairment	238,200	—	238,200	100.0%
Impairment of intangible assets	18,726	4,075	14,651	359.5%
Total operating expenses	$1,206,145	$936,173	$269,972	28.8%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. There was no material foreign currency translation impact to operating expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the following reasons:
•An increase in salaries and bonus and payroll related taxes of approximately $10.5 million primarily due to an increase in overall headcount and market adjustments; and
•Costs relating to headcount reductions in Europe of approximately $7.4 million; and
•The increase was partially offset by decreased stock-based compensation expense of $1.5 million primarily attributed to forfeiture of certain stock awards.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Court costs	$134,200	$125,289	$8,911	7.1%
Legal collection fees	90,052	92,655	(2,603)	(2.8)%
Total cost of legal collections	$224,252	$217,944	$6,308	2.9%
The increase in cost of legal collections during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to an increase in court costs due to more placements in the legal collection channel.

General and Administrative Expenses
The decrease in general and administrative expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the following reasons:
•A decrease in rent and lease expenses of approximately $7.7 million and a decrease in legal expenses and consulting fees of approximately $7.3 million; and
•This decrease was partial offset by an increase in general and administrative expense of approximately $13.7 million primarily relating to costs associated with information technology, business travel, and facilities expense.
Other Operating Expenses
Other operating expenses remained relatively consistent during the year ended December 31, 2023, compared to the year ended December 31, 2022.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions were consistent during the year ended December 31, 2023, compared to the year ended December 31, 2022.
Depreciation and Amortization
The decrease in depreciation and amortization expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a decrease in depreciation expenses of approximately $2.0 million and a decrease in amortizable expenses of approximately $2.7 million as a result of smaller depreciable and amortizable asset balances during the year ended December 31, 2023, compared to the year ended December 31, 2022.
Goodwill Impairment
During the fourth quarter of 2023, we performed our annual goodwill impairment test and concluded that the fair value of our Cabot reporting was less than its carrying amount. As a result, we recorded an impairment charge of $238.2 million to goodwill during the year ended December 31, 2023. Refer to “Note 15: Goodwill and Identified Intangible Assets” to our consolidated financial statements for further details.
Impairment of Intangible Assets
In connection with our annual goodwill impairment testing discussed above, we also tested for impairment of our long-lived intangible assets during the fourth quarter of 2023. As a result of the test, we recorded an impairment charge of approximately $18.7 million for our acquired definite-lived intangible assets during the year ended December 31, 2023. We recorded an impairment charge of $4.1 million for our acquired definite-lived intangible assets during the year ended December 31, 2022. Refer to “Note 15: Goodwill and Identified Intangible Assets” to our consolidated financial statements for further details.
Interest Expense
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Stated interest on debt obligations	$184,717	$137,434	$47,283	34.4%
Amortization of debt issuance costs	15,670	14,539	1,131	7.8%
Amortization of debt discount	1,490	1,335	155	11.6%
Total interest expense	$201,877	$153,308	$48,569	31.7%
The increase in interest expense during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the following reasons:
•The effect resulting from rising interest rates of approximately $31.8 million; and
•The effect resulting from increased average debt balance of approximately $13.2 million.

Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $5.1 million and $2.1 million during the years ended December 31, 2023, and 2022, respectively.
Provision for Income Taxes
During the years ended December 31, 2023, and 2022, we recorded income tax provisions of $26.2 million and $116.4 million, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2023	2022
Federal provision	21.0%	21.0%
State provision	(3.0)%	5.0%
Change in valuation allowance(1)	7.3%	13.2%
Goodwill impairment (2)	(28.3)%	—%
Taxable gain (deductible loss) in foreign jurisdiction (3)	2.9%	(2.7)%
Forfeit benefit due to merger/liquidations (4)	(14.7)%	—%
Other	0.3%	0.9%
Effective rate	(14.5)%	37.4%
________________________
(1)In 2023, includes reduction in valuation allowance due to the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets. In 2022, includes valuation allowance recorded on U.K. deferred tax assets.
(2)During the fourth quarter of 2023, we recorded a non-cash goodwill impairment charge of $238.2 million at the Cabot reporting unit. Refer to “Note 15: Goodwill and Identified Intangible Assets” to our consolidated financial statements for further details.
(3)In 2023, represents a taxable gain recognized in a foreign subsidiary. In 2022, represents deductible loss recognized in a foreign subsidiary that maintains a full valuation allowance on its deferred tax assets. Accordingly, the deductible loss increased the valuation allowance and did not result in any tax benefit during the year ended December 31, 2022.
(4)Represents the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax asset.
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

	Year Ended December 31,
	2023	2022	2021
GAAP net (loss) income, as reported	$(206,492)	$194,564	$351,201
Adjustments:
Interest expense	201,877	153,308	169,647
Loss on extinguishment of debt	—	—	9,300
Interest income	(4,746)	(1,774)	(1,738)
Provision for income taxes	26,228	116,425	85,340
Depreciation and amortization	41,737	46,419	50,079
Net gain on derivative instruments(1)	(3,170)	—	—
Stock-based compensation expense	13,854	15,402	18,330
Acquisition, integration and restructuring related expenses(2)	7,401	1,213	20,559
Goodwill impairment(3)	238,200	—	—
Impairment of intangible assets(3)	18,726	4,075	—
Adjusted EBITDA	$333,615	$529,632	$702,718
Collections applied to principal balance(4)	$776,280	$635,262	$843,087
________________________
(1)Amount represents gain or loss recognized on derivative instruments that are not designated as hedging instruments or gain or loss recognized on derivative instruments upon dedesignation of hedge relationships. We adjust for this amount because we believe the gain or loss on derivative contracts is not indicative of ongoing operations.
(2)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(3)During the fourth quarter of 2023, we recorded a non-cash goodwill impairment charge of $238.2 million and a non-cash impairment of intangible assets of $18.7 million. We recorded a non-cash impairment of intangible assets of $4.1 million during the year ended December 31, 2022. We believe these non-cash impairment charges are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results. Refer to “Note 15: Goodwill and Identified Intangible Assets” to our consolidated financial statements for further details.
(4)Collections applied to principal balance is calculated in the table below:

	Year Ended December 31,
	2023	2022	2021
Collections applied to investment in receivable portfolios, net	$658,130	$709,176	$1,019,629
Changes in recoveries	82,530	(93,145)	(199,136)
REO proceeds applied to basis	35,620	19,231	22,594
Collections applied to principal balance	$776,280	$635,262	$843,087

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2023
		<2014	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total(2)	CCMM(3)
United States:
<2014	$3,244,415	$6,065,954	$1,048,635	$768,510	$523,386	$377,466	$277,776	$221,292	$169,334	$152,031	$115,602	$91,270	$9,811,256	3.0
2014	517,642	—	144,178	307,814	216,357	142,147	94,929	69,059	47,628	34,896	25,212	20,910	1,103,130	2.1
2015	499,036	—	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	19,518	885,898	1.8
2016	552,974	—	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	1,078,828	2.0
2017	527,499	—	—	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	1,163,707	2.2
2018	629,340	—	—	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	1,298,073	2.1
2019	675,374	—	—	—	—	—	—	174,693	416,315	400,250	256,444	164,106	1,411,808	2.1
2020	538,032	—	—	—	—	—	—	—	213,450	430,514	311,573	194,522	1,150,059	2.1
2021	404,085	—	—	—	—	—	—	—	—	120,354	240,605	188,895	549,854	1.4
2022	550,591	—	—	—	—	—	—	—	—	—	98,277	268,516	366,793	0.7
2023	811,703	—	—	—	—	—	—	—	—	—	—	184,182	184,182	0.2
Subtotal	8,950,691	6,065,954	1,192,813	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	19,003,588	2.1
Europe:
<2014	619,079	134,259	249,307	212,129	165,610	146,993	132,663	113,228	93,203	93,907	68,938	57,747	1,467,984	2.4
2014	623,129	—	135,549	198,127	156,665	137,806	129,033	105,337	84,255	84,169	65,156	54,537	1,150,634	1.8
2015	419,941	—	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	36,249	649,106	1.5
2016	258,218	—	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	466,651	1.8
2017	461,571	—	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	624,012	1.4
2018	432,258	—	—	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	438,490	1.0
2019	273,354	—	—	—	—	—	—	44,118	80,502	88,448	63,607	54,544	331,219	1.2
2020	116,227	—	—	—	—	—	—	—	22,721	59,803	45,757	37,363	165,644	1.4
2021	255,788	—	—	—	—	—	—	—	—	43,082	66,529	58,515	168,126	0.7
2022	244,508	—	—	—	—	—	—	—	—	—	36,957	70,385	107,342	0.4
2023	259,255	—	—	—	—	—	—	—	—	—	—	40,975	40,975	0.2
Subtotal	3,963,328	134,259	384,856	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	5,610,183	1.4
Other geographies(4):
All vintages	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	546,236	1.6
Subtotal	340,283	10,465	29,828	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	546,236	1.6
Total	$13,254,302	$6,210,678	$1,607,497	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$25,160,007	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2023, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through December 31, 2023 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple (3)
United States:
<2014(4)	$3,244,415	$9,811,256	$194,082	$10,005,338	3.1
2014(4)	517,642	1,103,130	48,769	1,151,899	2.2
2015	499,036	885,898	42,100	927,998	1.9
2016	552,974	1,078,828	75,541	1,154,369	2.1
2017	527,499	1,163,707	117,938	1,281,645	2.4
2018	629,340	1,298,073	192,515	1,490,588	2.4
2019	675,374	1,411,808	351,134	1,762,942	2.6
2020	538,032	1,150,059	406,977	1,557,036	2.9
2021	404,085	549,854	395,740	945,594	2.3
2022	550,591	366,793	769,552	1,136,345	2.1
2023	811,703	184,182	1,720,816	1,904,998	2.3
Subtotal	8,950,691	19,003,588	4,315,164	23,318,752	2.6
Europe:
<2014(4)	619,079	1,467,984	513,334	1,981,318	3.2
2014(4)	623,129	1,150,634	425,517	1,576,151	2.5
2015(4)	419,941	649,106	266,604	915,710	2.2
2016	258,218	466,651	220,295	686,946	2.7
2017	461,571	624,012	277,461	901,473	2.0
2018	432,258	438,490	328,785	767,275	1.8
2019	273,354	331,219	299,107	630,326	2.3
2020	116,227	165,644	193,546	359,190	3.1
2021	255,788	168,126	364,176	532,302	2.1
2022	244,508	107,342	374,345	481,687	2.0
2023	259,255	40,975	443,283	484,258	1.9
Subtotal	3,963,328	5,610,183	3,706,453	9,316,636	2.4
Other geographies(5):
All vintages	340,283	546,236	44,043	590,279	1.7
Subtotal	340,283	546,236	44,043	590,279	1.7
Total	$13,254,302	$25,160,007	$8,065,660	$33,225,667	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2023, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2024	2025	2026	2027	2028	2029	2030	2031	2032	>2032	Total(2)
United States:
<2014(3)	$64,621	$43,503	$30,166	$20,809	$14,101	$9,245	$5,817	$3,416	$1,852	$552	$194,082
2014(3)	16,663	10,731	6,619	4,668	3,293	2,324	1,641	1,159	819	852	48,769
2015	14,243	8,737	5,838	4,106	2,894	2,042	1,444	1,023	727	1,046	42,100
2016	26,016	15,898	10,400	7,097	4,990	3,515	2,481	1,754	1,244	2,146	75,541
2017	38,012	25,261	17,218	11,459	7,885	5,560	3,930	2,786	1,980	3,847	117,938
2018	60,013	42,299	28,644	19,531	12,850	8,859	6,254	4,429	3,146	6,490	192,515
2019	114,922	76,489	51,092	34,587	23,533	15,620	10,804	7,611	5,375	11,101	351,134
2020	128,483	90,491	60,127	40,826	27,815	18,938	12,630	8,798	6,206	12,663	406,977
2021	124,813	85,880	59,586	39,589	26,905	18,602	12,849	8,782	6,114	12,620	395,740
2022	263,708	164,126	106,768	73,089	49,315	34,393	24,376	17,385	12,171	24,221	769,552
2023	408,039	450,141	307,426	179,631	118,734	79,619	54,977	38,902	27,642	55,705	1,720,816
Subtotal	1,259,533	1,013,556	683,884	435,392	292,315	198,717	137,203	96,045	67,276	131,243	4,315,164
Europe:
<2014(3)	56,423	51,891	48,142	44,626	41,449	38,306	35,262	32,752	29,925	134,558	513,334
2014(3)	52,008	47,266	42,477	38,109	34,597	31,869	28,561	26,311	24,054	100,265	425,517
2015(3)	33,929	30,277	27,523	24,638	21,928	19,867	17,827	15,793	14,604	60,218	266,604
2016	34,711	27,739	24,941	22,248	18,190	16,055	13,676	11,826	10,154	40,755	220,295
2017	41,371	36,208	30,976	27,631	22,991	19,957	17,558	15,139	13,264	52,366	277,461
2018	48,209	41,516	36,989	32,962	28,087	24,269	20,968	18,281	15,871	61,633	328,785
2019	48,511	41,862	33,953	28,202	23,731	20,891	17,890	15,369	13,547	55,151	299,107
2020	35,681	29,008	24,822	19,416	14,837	11,801	10,333	8,418	7,445	31,785	193,546
2021	58,175	50,910	45,467	38,842	33,059	26,611	21,464	18,148	15,494	56,006	364,176
2022	67,216	58,144	48,547	40,405	32,848	27,118	22,323	17,753	14,593	45,398	374,345
2023	81,329	72,583	59,508	49,276	39,509	31,380	24,794	20,039	16,357	48,508	443,283
Subtotal	557,563	487,404	423,345	366,355	311,226	268,124	230,656	199,829	175,308	686,643	3,706,453
Other geographies(4):
All vintages	7,214	5,981	4,970	4,315	3,757	3,392	3,035	2,673	2,260	6,446	44,043
Subtotal	7,214	5,981	4,970	4,315	3,757	3,392	3,035	2,673	2,260	6,446	44,043
Portfolio ERC	1,824,310	1,506,941	1,112,199	806,062	607,298	470,233	370,894	298,547	244,844	824,332	8,065,660
REO ERC(5)	34,929	23,289	26,639	19,090	12,886	4,926	3,474	1,020	—	—	126,253
Total ERC	$1,859,239	$1,530,230	$1,138,838	$825,152	$620,184	$475,159	$374,368	$299,567	$244,844	$824,332	$8,191,913
________________________
(1)As of December 31, 2023, ERC for Zero Basis Portfolios includes approximately $51.7 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also include approximately $48.7 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of December 31, 2023, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$4,020,600	$4,230,518
Europe	2,644,673	3,174,063
Other geographies	32,664	39,422
Portfolio ERC	6,697,937	7,444,003
REO ERC	125,233	126,253
Total ERC	$6,823,170	$7,570,256
(3) Includes portfolios acquired in connection with certain business combinations.
(4) Annual pool groups for other geographies have been aggregated for disclosure purposes.

(5) Real estate-owned assets ERC includes approximately $125.0 million and $1.2 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of December 31, 2023, we had $3.5 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2024	$500,037	$210,329	$5,751	$716,117
2025	471,245	186,915	4,783	662,943
2026	329,180	163,512	3,959	496,651
2027	199,461	141,095	3,431	343,987
2028	131,091	117,542	2,974	251,607
2029	87,623	100,482	2,650	190,755
2030	60,094	85,813	2,356	148,263
2031	42,559	74,397	2,090	119,046
2032	30,389	67,320	270	97,979
2033	21,838	62,509	—	84,347
2034	15,792	59,446	—	75,238
2035	11,760	58,370	—	70,130
2036	9,276	59,659	—	68,935
2037	6,896	62,402	—	69,298
2038	3,539	69,597	—	73,136
Total	$1,920,780	$1,519,388	$28,264	$3,468,432

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2023	2022	2021
United States:
General & Administrative	999	929	1,049
Account Manager	407	306	310
Subtotal	1,406	1,235	1,359
Europe:
General & Administrative	955	1,030	1,023
Account Manager	1,883	2,062	1,990
Subtotal	2,838	3,092	3,013
Other Geographies(1):
General & Administrative	1,252	1,150	1,128
Account Manager	1,879	1,456	1,104
Subtotal	3,131	2,606	2,232
Total	7,375	6,933	6,604
________________________
(1)Headcount for other geographies includes employees in India and Costa Rica that service accounts originated in the United States.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$152,991	$210,681	$303,053
Net cash (used in) provided by investing activities	(401,941)	(130,235)	339,896
Net cash provided by (used in) financing activities	268,300	(107,445)	(655,692)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $153.0 million, $210.7 million, and $303.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, goodwill impairment, impairment of intangible assets, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. During the year ended December 31, 2023, we recorded a goodwill impairment of $238.2 million and an impairment of intangible assets of $18.7 million. Changes in recoveries increased the operating cash flows by $82.5 million during the year ended December 31, 2023 and decreased the operating cash flows by $93.1 million and $199.1 million during the years ended December 31, 2022 and 2021, respectively. Refer to “Note 4: Investment in Receivable Portfolios, Net” in the notes to our consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $401.9 million, and $130.2 million during the years ended December 31, 2023, and 2022, respectively. Net cash provided by investing activities was $339.9 million during the year ended December 31 2021. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $1,060.2 million, $790.6 million, and $657.3 million during the years ended December 31, 2023, 2022, and 2021, respectively. Collection proceeds applied to the principal of our receivable portfolios were $658.1 million, $709.2 million, and $1,019.6 million during the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Purchases and Collections within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $268.3 million during the year ended December 31, 2023. Net cash used in financing activities was $107.4 million, and $655.7 million during the years ended December 31, 2022, and 2021, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $1,196.0 million, $779.5 million and $821.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. Repayments of amounts outstanding under our credit facilities were $989.6 million, $515.7 million and $896.4 million during the years ended December 31, 2023, 2022, and 2021, respectively. Proceeds from the issuance of senior secured notes were $104.2 million and $353.7 million during the years ended December 31, 2023 and 2021, respectively. Repayments of senior secured notes were $39.1 million, $39.1 million and $359.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $212.5 million in cash to repurchase and settle our exchangeable senior notes due 2023. We repaid $221.2 million, and $161.0 million of convertible senior notes using cash on hand during the years ended December 31, 2022, and 2021, respectively.

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
We are in material compliance with all covenants under our financing arrangements. See “Note 6: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility was $363.8 million as of December 31, 2023.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the year ended December 31, 2022, we repurchased 1,497,184 shares of our common stock for approximately $86.9 million under the share repurchase program. We did not make any repurchases under the share repurchase program during the year ended December 31, 2023. As of December 31, 2023, we had remaining authority to purchase $91.9 million of our common stock. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of December 31, 2023, consisted of $32.6 million held by U.S.-based entities and $125.8 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $16.0 million and $17.8 million as of December 31, 2023 and 2022, respectively.
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
Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2023 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$3,355,729	$39,426	$1,054,381	$2,030,651	$231,271
Estimated interest payments(1)	736,153	198,539	372,479	160,535	4,600
Finance leases	2,922	2,013	867	42	—
Operating leases	95,466	17,941	33,183	24,925	19,417
Purchase commitments on receivable portfolios	384,576	346,426	38,150	—	—
Total contractual cash obligations(2)	$4,574,846	$604,345	$1,499,060	$2,216,153	$255,288
________________________
(1)Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2023 for variable rate debt, timing of scheduled payments and the term of the debt obligations.
(2)We had approximately $8.2 million of liabilities and accrued interests related to uncertain tax positions as of December 31, 2023. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See “Note 11: Income Taxes” in the notes to our consolidated financial statements for additional information on our uncertain tax positions.

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
Investment in Receivable Portfolios and Related Revenue
Receivable portfolio purchases are aggregated into pools based on similar risk characteristics. Examples of risk characteristics include financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. Our static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. We further group these static pools by geographic location. Once a pool is established, the portfolios will remain in the designated pool unless the underlying risk characteristics change. The purchase EIR of a pool will not change over the life of the pool even if expected future cash flows change.
Revenue is recognized for each static pool over the economic life of the pool. We make significant assumptions in determining the economic life of a pool, including the reasonable and supportable economic forecast period based on asset type and geography, which considers the availability of forward-looking scenarios and their respective time horizons. In general, we forecast recoveries over one or two years prior to reverting to historical averages at an estimate-level over the remaining life using various methodologies depending on the asset type and geography. The speed at which forecasts revert varies based on the spread between the forecast period and historical data. In addition, estimated recoveries include a qualitative component, which generally reflects management’s assessment of macroeconomic environment. We continue to evaluate the reasonable economic life of a pool and reversion method on an ongoing basis. Revenue primarily includes two components: (1) accretion of the discount on the negative allowance due to the passage of time, and (2) changes in expected cash flows, which includes (a) Recoveries above or below forecast, which is the difference between (i) actual cash collected/recovered during the current period and (ii) expected cash recoveries for the current period, which generally represents over or under performance for the period; and (b) Changes in expected future recoveries, which is the present value change of expected future recoveries, where such change generally results from (i) collections “pulled forward from” or “pushed out to” future periods (i.e. amounts either collected early or expected to be collected later) and (ii) magnitude and timing changes to estimates of expected future collections (which can be increases or decreases).
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
Valuation of Goodwill and Other Intangible Assets
Business combinations typically result in the recording of goodwill and other intangible assets. The excess of the purchase price over the fair value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest in the acquiree is recorded as goodwill.
Goodwill is tested annually for impairment and in interim periods if events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill impairment assessment at the reporting unit level as of the first day of the fourth quarter, and any impairment charges resulting from this process are reported in the fourth quarter.

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
As described further in “Note 15: Goodwill and Identifiable Intangible Assets” to our consolidated financial statements, we performed quantitative goodwill impairment tests for both the MCM and the Cabot reporting units during our annual goodwill impairment in the fourth quarter of 2023 and recorded a goodwill impairment charge of $238.2 million at our Cabot reporting unit. We also recorded an impairment charge of $18.7 million relating to our intangible assets during the fourth quarter of 2023. The carrying value of our Cabot reporting unit was equal to its fair value immediately after the goodwill impairment was recorded. We continue to evaluate and monitor all key factors impacting the goodwill carried at the Cabot reporting unit. Adverse changes in our actual or expected operating results, our market capitalization, business climate, economic factors or other negative events could result in further goodwill impairment at our Cabot reporting unit. The goodwill balance relating to the MCM and the Cabot reporting units was $148.9 million and $457.5 million, respectively, as of December 31, 2023.
Income Taxes
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
We recorded valuation allowances on the net deferred tax assets of certain foreign jurisdictions of $55.0 million and $66.6 million as of December 31, 2023 and 2022, respectively. Management will reassess the realization of deferred tax assets each reporting period and consider all available evidence including the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes more likely than not the deferred tax assets are realizable, we will reduce the valuation allowance in the period such determination is made, as appropriate.
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
Cross-currency swap agreements are used to effectively convert fixed-rate Euro-denominated borrowings and fixed-rate GBP-denominated borrowings, including the principal amount of the underlying debt and periodic interest payments, to fixed-rate U.S. dollar denominated debt and are accounted for as fair value hedges.
In association with fixed-rate Euro-denominated borrowings, we have three cross-currency swap agreements with a total notional amount of €350.0 million (approximately $386.3 million based on an exchange rate of $1.00 to €0.91, the exchange rate as of December 31, 2023) that effectively convert interest and principal payments on €350.0 million of our Euro-denominated debt from Euro to U.S. dollar. The cross-currency derivative instruments have maturities of October 2025. As of December 31, 2023, the cross-currency swap agreements had a fair value liability position of $28.0 million. These swaps eliminate the foreign currency risk associated with the hedged portion of our Euro-denominated borrowings. If the U.S. dollar were to weaken or strengthen against the Euro by 5%, the result would have a favorable or unfavorable effect on the cross-currency swap agreements’ fair value of $20.9 million and $19.7 million, respectively. In association with fixed-rate GBP-denominated borrowings, we have three cross-currency swap agreements with a total notional amount of £300.0 million (approximately $381.9 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of December 31, 2023) that effectively convert interest and principal payments on £300.0 million of our GBP-denominated debt from GBP to U.S. dollar. The cross-currency derivative instruments have maturities of February 2026. As of December 31, 2023, the cross-currency swap agreements had a fair value asset position of $0.4 million. These swaps eliminate the foreign currency risk associated with the hedged portion of our GBP-denominated borrowings. If the U.S. dollar were to weaken or strengthen against the GBP by 5%, the result would have a favorable or unfavorable effect on the cross-currency swap agreements’ fair value of $20.2 million and $19.9 million, respectively.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. As of December 31, 2023, we held five interest rate swap contracts with a total current notional amount of $260.4 million and a total notional amount of $718.5 million. As of December 31, 2023, we held four interest rate cap contracts with a total current notional amount $759.8 million and a total notional amount of approximately $1,084.4 million used to manage risk related to interest rate fluctuations. Both the interest rate swap and the interest rate cap instruments are designated as cash flow hedges and are accounted for using hedge accounting. Refer to “Note 3: Derivatives and Hedging Instruments” for further details.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. The rates used in our variable interest-bearing debt are based on Term SOFR, EURIBOR, or other index rates, which in certain cases are subject to a floor. A hypothetical 50 basis points increase or decrease in interest rates as of December 31, 2023 related to variable rate debt agreements not hedged by derivatives would have a $3.7 million positive or negative impact on income before income taxes.
As of December 31, 2023, our outstanding interest rate swap agreements had a fair value liability position of $22.5 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate swap’s fair value of $11.7 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate swap’s fair value of $12.0 million. As of December 31, 2023, our outstanding interest rate cap contracts had a fair value asset position of $17.0 million. If the market interest rates increased 50 basis points, the result would have a favorable effect on the interest rate cap’s fair value of $3.0 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect on the interest rate cap’s fair value of $2.8 million.
Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.

Item 8—Financial Statements and Supplementary Data
Our consolidated financial statements, the notes thereto and the Report of BDO USA, P.C., our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-36.

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective, at the reasonable assurance level, as of such date.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
BDO USA, P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2023, as stated in its report below.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, P.C.
San Diego, California
February 21, 2024

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information
On November 14, 2023, Ryan Bell, President of MCM, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 7,500 shares of Encore Capital Group, Inc. common stock between February 26, 2024, and February 28, 2025, subject to certain conditions.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11—Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14—Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.1.3	Second Certificate of Amendment to the Certificate of Incorporation	10-Q	000-26489	3.1.3	8/7/2019
3.2	Amended and Restated Bylaws, as amended through December 13, 2022	8-K	000-26489	3.1	12/16/2022
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.13	Indenture (including form of note), dated September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee for 2025 Convertible Notes	8-K	000-26489	4.1	9/10/2019
4.13.1	First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.7	11/2/2020
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
4.15	Indenture dated September 24, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2025 Notes	8-K	000-26489	4.1	9/24/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.15.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated September 24, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2025 Notes	10-K	000-26489	4.15.1	2/22/2023
4.16	Indenture dated November 23, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2026 Notes	8-K	000-26489	4.1	11/23/2020
4.16.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated November 23, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2026 Notes	10-K	000-26489	4.16.1	2/22/2023
4.17	Indenture dated December 21, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	8-K	000-26489	4.1	12/21/2020
4.17.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated December 21, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	10-K	000-26489	4.17.1	2/22/2023
4.18	Indenture dated June 1, 2021 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	8-K	000-26489	4.1	6/1/2021
4.18.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated June 1, 2021, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	10-K	000-26489	4.18.1	2/22/2023
4.19	Indenture (including form of note), dated March 3, 2023, by and among Encore Capital Group, Inc. and Truist Bank, as trustee, for 2029 Convertible Notes	8-K	000-26489	4.1	3/3/2023
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-K	000-26489	10.5	2/23/2022
10.7+	Non-Employee Director Compensation Program Guidelines, effective June 10, 2022	10-Q	000-26489	10.1	8/3/2022
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 11, 2016	10-Q	000-26489	10.1	11/9/2016

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.11.5+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.1	3/15/2018
10.11.6+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.2	3/15/2018
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018
10.11.10+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROIC) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	10-K	000-26489	10.11.10	2/23/2023
10.19	Amended and Restated Senior Facilities Agreement, dated September 15, 2023, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent	10-Q	000-26489	10.1	11/1/2023
10.27	Form of Capped Call Confirmations for 2029 Convertible Notes	8-K	000-26489	10.1	3/3/2023
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
97.1	Encore Policy for Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ ASHISH MASIH
Ashish Masih
President and Chief Executive Officer
Date: February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2024
Jonathan C. Clark

/s/ WILLIAM C. GOINGS	Director	February 21, 2024
William C. Goings

/s/ ASHWINI GUPTA	Director	February 21, 2024
Ashwini Gupta

/s/ WENDY G. HANNAM	Director	February 21, 2024
Wendy G. Hannam

/s/ JEFFREY A. HILZINGER	Director	February 21, 2024
Jeffrey A. Hilzinger

/s/ ANGELA A. KNIGHT	Director	February 21, 2024
Angela A. Knight

/s/ MICHAEL P. MONACO	Director	February 21, 2024
Michael P. Monaco

/s/ LAURA OLLE	Director	February 21, 2024
Laura Olle

/s/ RICHARD P. STOVSKY	Director	February 21, 2024
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
Estimate of Expected Future Recoveries on Purchased Credit Deteriorated Assets
As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company’s investment in receivable portfolios, net balance was approximately $3.5 billion at December 31, 2023 and the resulting changes in recoveries for the year ended December 31, 2023 was a decrease of $82.5 million. Investment in receivable portfolios, net is comprised of purchased loans that have experienced significant deterioration of credit quality since origination. In accordance with the Company’s charge-off policy, each individual loan is deemed to be uncollectible. Receivable portfolio purchases are aggregated based on similar risk characteristics (“pool”), and a negative allowance is established based on expected future recoveries of the pool using a discounted cash flow approach. Subsequent changes (favorable and unfavorable) in expected future recoveries are recognized within changes in recoveries in the consolidated statements of income. The Company reviews each pool for current trends, actual versus expected performance, and expected timing of future recoveries (curve shape). The Company then re-forecasts the timing and amounts of expected future recoveries.

We identified the estimate of expected future recoveries on purchased credit deteriorated assets as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate expected future recoveries. Estimated future recoveries are based on historical experience, current conditions, reasonable and supportable forecasts, and other quantitative and qualitative factors. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s assessment of the reasonableness of inputs and outputs from the Company’s proprietary statistical and behavioral models used to forecast expected future recoveries, and performance monitoring of expected future recoveries, which included the observation of certain key governance meetings.
•Testing the collection data used by management to monitor each pool for current trends, actual versus expected performance, and the expected amount and timing of future recoveries (curve shape).
•Evaluating management’s process used to develop estimates of expected future recoveries and certain qualitative factors by: (i) testing source data; (ii) assessing external evidence, such as macroeconomic data; and (iii) evaluating the reasonableness of assumptions by comparing to historical results, including current and past period forecasts to actual performance, recent performance trends, and curve shape.
Goodwill Impairment Assessment
As more fully described in Notes 1 and 15 to the consolidated financial statements, the Company’s goodwill balance was approximately $606.5 million at December 31, 2023, which was allocated between two reporting units, MCM and Cabot, that carried goodwill.
The Company performed its annual quantitative goodwill impairment assessment for both the MCM and Cabot reporting units as of October 1, 2023, which utilized a combination of the income and the market approaches. The Company also evaluated the aggregate fair value of its reporting units to its aggregate market capitalization at the testing date. As a result of this analysis, the Company determined that the fair value of the MCM reporting unit exceeded its carrying value, while the fair value of the Cabot reporting unit was less than its carrying value, and recorded an impairment charge of $238.2 million, which represented the difference between the assessed fair value and carrying value thereof.
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
•Recalculating the impairment charge to the Cabot reporting unit based on the difference between the assessed fair value and carrying value thereof.
•Testing the reconciliation of the estimated fair value of the Company’s reporting units to the indicated market capitalization of the Company, as a whole.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the fair value methodology; (ii) evaluating the reasonableness of certain assumptions used including the discount rate, selection of peer group companies, valuation multiples, and the terminal value; (iii) assessing the reasonableness of the discount rate by developing independent estimates and comparing estimates to those utilized by management; and (iv) evaluating the reasonableness of the market capitalization reconciliation.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2001.
San Diego, California
February 21, 2024

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$158,364	$143,912
Investment in receivable portfolios, net	3,468,432	3,088,261
Property and equipment, net	103,959	113,900
Other assets	293,256	341,073
Goodwill	606,475	821,214
Total assets	$4,630,486	$4,508,360
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$189,928	$198,217
Borrowings	3,318,031	2,898,821
Other liabilities	185,989	231,695
Total liabilities	3,693,948	3,328,733
Commitments and contingencies (Note 13)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,545 shares and 23,323 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	235	233
Additional paid-in capital	11,052	—
Accumulated earnings	1,049,171	1,278,210
Accumulated other comprehensive loss	(123,920)	(98,816)
Total stockholders’ equity	936,538	1,179,627
Total liabilities and stockholders’ equity	$4,630,486	$4,508,360

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

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$24,472	$1,344
Investment in receivable portfolios, net	717,556	431,350
Other assets	19,358	3,627
Liabilities
Accounts payable and accrued liabilities	1,854	150
Borrowings	494,925	423,522
Other liabilities	2,452	105
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Revenue from receivable portfolios	$1,204,437	$1,202,361	$1,287,730
Changes in recoveries	(82,530)	93,145	199,136
Total debt purchasing revenue	1,121,907	1,295,506	1,486,866
Servicing revenue	83,136	94,922	120,778
Other revenues	17,637	7,919	6,855
Total revenues	1,222,680	1,398,347	1,614,499
Operating expenses
Salaries and employee benefits	391,532	375,135	385,178
Cost of legal collections	224,252	217,944	254,280
General and administrative expenses	144,862	145,798	137,695
Other operating expenses	111,179	111,234	106,938
Collection agency commissions	35,657	35,568	47,057
Depreciation and amortization	41,737	46,419	50,079
Goodwill impairment	238,200	—	—
Impairment of intangible assets	18,726	4,075	—
Total operating expenses	1,206,145	936,173	981,227
Income from operations	16,535	462,174	633,272
Other expense
Interest expense	(201,877)	(153,308)	(169,647)
Loss on extinguishment of debt	—	—	(9,300)
Other income (expense)	5,078	2,123	(17,784)
Total other expense	(196,799)	(151,185)	(196,731)
(Loss) income before income taxes	(180,264)	310,989	436,541
Provision for income taxes	(26,228)	(116,425)	(85,340)
Net (loss) income	(206,492)	194,564	351,201
Net income attributable to noncontrolling interest	—	—	(419)
Net (loss) income attributable to Encore Capital Group, Inc. stockholders	$(206,492)	$194,564	$350,782

(Loss) income per share attributable to Encore Capital Group, Inc.:
Basic (loss) income per share from:
Basic	$(8.72)	$8.06	$11.64
Diluted	$(8.72)	$7.46	$11.26

Weighted average shares outstanding:
Basic	23,670	24,142	30,129
Diluted	23,670	26,092	31,153

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(206,492)	$194,564	$351,201
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain on derivative instruments	(44,478)	36,385	12,835
Income tax effect	4,891	(407)	(2,165)
Unrealized (loss) gain on derivative instruments, net of tax	(39,587)	35,978	10,670
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	15,376	(78,232)	(15,309)
Income tax effect	(893)	(3,014)	—
Removal of other comprehensive loss in connection with divestiture	—	—	19,904
Unrealized gain (loss) on foreign currency translation, net of divestiture	14,483	(81,246)	4,595
Other comprehensive (loss) income, net of tax	(25,104)	(45,268)	15,265
Comprehensive (loss) income	(231,596)	149,296	366,466
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	—	—	(419)
Comprehensive income attributable to noncontrolling interest	—	—	(419)
Comprehensive (loss) income attributable to Encore Capital Group, Inc. stockholders	$(231,596)	$149,296	$366,047

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2020	31,345	$313	$230,440	$1,055,668	$(68,813)	$2,468	$1,220,076
Cumulative adjustment	—	—	(40,372)	22,458	—	—	(17,914)
Net income	—	—	—	350,782	—	419	351,201
Other comprehensive loss, net of tax	—	—	—	—	(4,639)	—	(4,639)
Purchase of noncontrolling interest	—	—	(2,669)	—	—	(2,887)	(5,556)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	266	2	(5,537)	—	—	—	(5,535)
Repurchase and retirement of common stock	(7,070)	(70)	(200,192)	(190,344)	—	—	(390,606)
Stock-based compensation	—	—	18,330	—	—	—	18,330
Removal of other comprehensive loss in connection with divestiture	—	—	—	—	19,904	—	19,904
Balance as of December 31, 2021	24,541	245	—	1,238,564	(53,548)	—	1,185,261
Net income	—	—	—	194,564	—	—	194,564
Other comprehensive loss, net of tax	—	—	—	—	(45,268)	—	(45,268)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	279	3	(3,949)	(7,434)	—	—	(11,380)
Repurchase and retirement of common stock	(1,497)	(15)	(10,659)	(76,332)	—	—	(87,006)
Stock-based compensation	—	—	15,402	—	—	—	15,402
Settlement of convertible senior notes	—	—	—	(71,152)	—	—	(71,152)
Other	—	—	(794)	—	—	—	(794)
Balance as of December 31, 2022	23,323	233	—	1,278,210	(98,816)	—	1,179,627
Net loss	—	—	—	(206,492)	—	—	(206,492)
Other comprehensive loss, net of tax	—	—	—	—	(25,104)	—	(25,104)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	222	2	(5,108)	—	—	—	(5,106)
Stock-based compensation	—	—	13,854	—	—	—	13,854
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	—	(13,865)
Unwind of the existing capped call options	—	—	30,913	—	—	—	30,913
Settlement of convertible senior notes	—	—	(14,742)	(22,547)	—	—	(37,289)
Balance as of December 31, 2023	23,545	$235	$11,052	$1,049,171	$(123,920)	$—	$936,538

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(206,492)	$194,564	$351,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,737	46,419	50,079
Other non-cash interest expense, net	17,160	15,875	17,785
Stock-based compensation expense	13,854	15,402	18,330
Deferred income taxes	(55,916)	46,410	35,371
Goodwill impairment	238,200	—	—
Impairment of intangible assets	18,726	4,075	—
Changes in recoveries	82,530	(93,145)	(199,136)
Other, net	(2,259)	18,798	26,430
Changes in operating assets and liabilities
Other assets	15,894	(6,722)	38,941
Accounts payable, accrued liabilities and other liabilities	(10,443)	(30,995)	(35,948)
Net cash provided by operating activities	152,991	210,681	303,053
Investing activities:
Purchases of receivable portfolios, net of put-backs	(1,060,206)	(790,569)	(657,280)
Collections applied to investment in receivable portfolios, net	658,130	709,176	1,019,629
Purchases of real estate owned	(26,901)	(39,340)	(17,090)
Purchases of property and equipment	(24,807)	(37,224)	(33,372)
Proceeds from sale of real estate owned	52,636	27,722	31,159
Other, net	(793)	—	(3,150)
Net cash (used in) provided by investing activities	(401,941)	(130,235)	339,896
Financing activities:
Payment of loan and debt refinancing costs	(13,707)	(1,659)	(11,963)
Proceeds from credit facilities	1,196,046	779,513	821,931
Repayment of credit facilities	(989,627)	(515,703)	(896,418)
Proceeds from senior secured notes	104,188	—	353,747
Repayment of senior secured notes	(39,080)	(39,080)	(359,175)
Proceeds from issuance of convertible senior notes	230,000	—	—
Repayment of convertible senior notes	(212,480)	(221,153)	(161,000)
Repurchase and retirement of common stock	—	(87,006)	(390,606)
Other, net	(7,040)	(22,357)	(12,208)
Net cash provided by (used in) financing activities	268,300	(107,445)	(655,692)
Net increase (decrease) in cash and cash equivalents	19,350	(26,999)	(12,743)
Effect of exchange rate changes on cash and cash equivalents	(4,898)	(18,734)	13,204
Cash and cash equivalents, beginning of period	143,912	189,645	189,184
Cash and cash equivalents, end of period	$158,364	$143,912	$189,645

Supplemental disclosures of cash flow information:
Cash paid for interest	$163,815	$131,391	$132,400
Cash paid for income taxes, net of refunds	68,522	71,276	42,039
Supplemental schedule of non-cash investing and financing activities:
Investment in receivable portfolios transferred to real estate owned	$7,957	$1,903	$768
Property and equipment acquired through finance leases	234	3,273	2,664

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
Reclassification
The Company made immaterial reclassifications to the prior year’s consolidated financial statements to conform to current year presentation. The Company presented impairment of intangible assets within the depreciation and amortization expense line item in the consolidated statements of income on its Form 10-K for the year ended December 31, 2022, and has reclassed such impairment charge as a single line item in the Company’s consolidated statements of operations on this Form 10-K for the year ended December 31, 2023. The Company made the same reclassification to its consolidated statements of cash flows accordingly. The reclassifications have no effect on net income, total assets, or accumulated earnings as previously reported.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements.

Recent Accounting Standards or Updates Not Yet Effective
In August 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting by a joint venture for contributions received upon its formation (“ASU 2023-05”). ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance will be applied prospectively to all joint venture formations with a formation date on or after January 1, 2025. This amendment would only impact the Company upon adoption if, in the future, it entered into an applicable transaction.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. This ASU will likely result in additional required disclosure when adopted. The Company is currently evaluating the provisions of this ASU and the impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates significant estimates, including estimated future recoveries on its investment in receivable portfolios, fair value of goodwill, and income taxes, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable. Actual results could materially differ from those estimates.
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
Included in cash and cash equivalents is cash collected on behalf of and due to third-party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $16.0 million and $17.8 million as of December 31, 2023 and 2022, respectively.

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
Real Estate Owned
Real estate-owned assets, or REO assets, represent real estate assets acquired when (1) the Company takes possession of the underlying real estate assets of non-performing secured mortgage portfolio previously purchased or (2) when the Company purchases real estate assets. Upon repossession or foreclosure, the Company initially records the property received at its fair value less costs to sell. Subsequent to acquisition, REO is carried at the lower of cost or fair value, less estimated selling costs. Management performs valuations at each reporting period end using Level 3 measurements based on appraised values using market comparables and a valuation allowance is established by a charge to income for any excess of the carrying value over the fair value, less estimated costs to sell the property. The REOs are generally acquired at deeply discounted values and therefore the valuation allowances associated with these assets are immaterial. Recoveries in fair value during the holding period are recognized until the valuation allowance is reduced to zero. Proceeds received in excess of the carrying value of the REO and any associated direct selling costs are recorded as other revenues within the Company’s consolidated statements of operations. Costs related to holding and maintaining the property are charged to operating expenses.

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
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates derivative instruments as cash flow hedges or fair value hedges based on the intended use of the derivative. The changes in fair value of derivatives designated as fair value hedges is recorded each period in other income (expense) with the offsetting changes in fair value of the hedged item attributed to the risk being hedged. Changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings. The changes in fair value of derivatives designated as cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. If in the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. If the hedged cash flows are still reasonably possible to occur, the hedged cash flows will continue to be recorded in accumulated other comprehensive income or loss until the hedged cash flows are no longer probable of occurring. The Company classifies the cash flows from a derivative instrument that is accounted for as a cash flow hedge (and that does not contain an other-than-insignificant financing element at inception) in the same category as the cash flows from the items being hedged. See “Note 3: Derivatives and Hedging Instruments” for further discussion.
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
Income or Loss Per Share
Basic income or loss per share is calculated by dividing net income or loss attributable to Encore by the weighted average number of shares of common stock outstanding during the period.
The number of shares used to calculate the diluted earnings per share is computed by using the basic weighted-average number of common shares outstanding plus any potentially dilutive potential common shares outstanding during the period, except when their effect is anti-dilutive. Dilutive potential common shares include outstanding stock based awards, and the dilutive effect of the convertible and exchangeable senior notes, if applicable.
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
A reconciliation of shares used in calculating income or loss per basic and diluted shares follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income attributable to Encore Capital Group, Inc.	$(206,492)	$194,564	$350,782

Total weighted-average basic shares outstanding	23,670	24,142	30,129
Dilutive effect of stock-based awards	—	344	407
Dilutive effect of convertible and exchangeable senior notes	—	1,606	617
Total weighted-average dilutive shares outstanding	23,670	26,092	31,153

Basic (loss) income per share	$(8.72)	$8.06	$11.64
Diluted (loss) income per share	$(8.72)	$7.46	$11.26
Anti-dilutive employee stock options outstanding were negligible during the years ended December 31, 2023, 2022, and 2021.
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
The Company's cash and cash equivalents, certain other current assets, accounts payable and accrued liabilities, and other current liabilities approximate their fair values due to their short-term nature, which are determined to be a Level 1 measurement.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$16,950	$—	$16,950
Cross-currency swap agreements	—	361	—	361
Liabilities
Interest rate swap agreements	—	(22,510)	—	(22,510)
Cross-currency swap agreements	—	(28,039)	—	(28,039)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$36,807	$—	$36,807
Liabilities
Cross-currency swap agreements	—	(36,918)	—	(36,918)
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
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date, based on actual and forecasted operating performance. All of the Company’s contingent consideration obligations were fully resolved as of December 31, 2022. There were no new contingent liabilities resulted from mergers and acquisitions activities for the year ended December 31, 2023.

The following table provides a roll-forward of the fair value of contingent consideration, for the years ended December 31, 2022, and 2021 (in thousands):

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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. The fair values of goodwill and intangible assets are determined using various valuation techniques under Level 3 fair value hierarchy, refer to “Note 15, Goodwill and Intangible Assets” for further details. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $70.6 million and $68.2 million as of December 31, 2023 and December 31, 2022, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,468,432	$3,515,651	$3,088,261	$3,242,506
Financial Liabilities
Global senior secured revolving credit facility	816,880	816,880	661,738	661,738
Encore private placement notes	29,310	28,922	68,390	66,947
Senior secured notes(1)	1,649,621	1,598,636	1,480,258	1,334,686
Exchangeable senior notes due September 2023	—	—	172,500	205,227
Convertible senior notes due October 2025	100,000	136,403	100,000	130,556
Convertible senior notes due March 2029	230,000	226,794	—	—
Cabot securitisation senior facility	324,646	324,646	423,522	423,522
U.S. facility	175,000	175,000	—	—
Other borrowings	24,904	24,904	23,512	23,512
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
The carrying value of the Company’s senior secured revolving credit facility, securitisation senior facility and U.S. facility approximates fair value due to the use of current market rates that are repriced frequently.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$14,564	Other assets	$36,807
Interest rate swap agreements	Other liabilities	(22,510)	—	—
Cross-currency swap agreements	Other assets	361	—	—
Cross-currency swap agreements	Other liabilities	(28,039)	Other liabilities	(36,918)
Derivatives not designated as hedging instruments:
Interest rate cap contracts	Other assets	2,386	—	—
Derivatives Designated as Hedging Instruments
The Company may periodically enter into interest rate swap agreements and interest rate cap contracts to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. Under the cap contracts, the Company receives floating interest rate payments and makes interest payments based on capped interest rates. The Company designates its interest rate swap and interest rate cap instruments as cash flow hedges at inception.
The Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings and fixed-rate GBP-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The cross-currency swap agreements are accounted for as fair value hedges.

The following table summarizes the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s consolidated statements of financial condition:

December 31, 2023
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2019 Cap	January 2020	June 2024	Cash flow hedge	$441.5 million	3-month EURIBOR
2021 Cap(1)	November 2021	September 2024	Cash flow hedge	$318.3 million	SONIA
2024 Cap	September 2024	September 2026	Cash flow hedge	$324.6 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$110.4 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$458.1 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
Cross-currency swap agreements
2020 Euro Swaps	September 2020	October 2025	Fair value hedge	$386.3 million	—
2023 GBP Swaps	July 2023	February 2026	Fair value hedge	$381.9 million	—
_______________________
(1)The total notional amount of the 2021 Cap was $445.6 million, of which $318.3 million was hedge designated and $127.3 million was not hedge designated as of December 31, 2023.

December 31, 2022
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2019 Cap	January 2020	June 2024	Cash flow hedge	$428.9 million	3-month EURIBOR
2021 Cap	November 2021	September 2024	Cash flow hedge	$423.5 million	SONIA
Cross-currency swap agreements
2020 Euro Swaps	September 2020	October 2025	Cash flow hedge	$375.3 million	—

The Company expects to reclassify approximately $10.6 million of net derivative gain from OCI into earnings relating to its cash flow designated derivatives within the next 12 months.

The following table summarizes the effects of derivatives designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2023	2022	2021		2023	2022	2021
Interest rate swap agreements	$(22,184)	$—	$(69)	Interest expense	$325	$—	$(8,743)
Interest rate cap contracts	(22,820)	33,354	1,824	Interest expense	(1,856)	(653)	(568)
Cross-currency swap agreements	3,496	(27,617)	(33,464)	Interest expense	(5,057)	(7,601)	(4,984)
				Other income (expense)	5,886	(22,394)	(28,548)

Derivatives Not Designated as Hedging Instruments
In September 2023, the Company partially dedesignated the 2021 Cap. As a result of the partial dedesignation, the Company reclassified the existing deferred gain of approximately $3.7 million from accumulated other comprehensive loss into Other income (expense), net in its consolidated statements of operations for the year ended December 31, 2023. As of December 31, 2023, £100.0 million (approximately $127.3 million based on an exchange rate of $1.00 to £0.79 , the exchange rate as of December 31, 2023) of the notional amount of the 2021 Cap is not designated as hedging instrument for accounting purposes. Refer above for terms relating to the 2021 Cap.

The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of operations during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
		2023	2022	2021
Foreign currency exchange contracts	Other expense	$—	$—	$(20)
Interest rate cap contracts	Other expense	(556)	—	—
Interest rate swap agreements	Other expense	—	—	(73)

Note 4: Investment in Receivable Portfolios, Net
Investment in receivable portfolios, net consist of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2023	2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,468,432	3,088,261
Balance, end of period	$3,468,432	$3,088,261
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$3,088,261	$3,065,553	$3,291,918
Negative allowance for expected recoveries - current period purchases(1)	1,073,812	800,507	664,529
Collections applied to investment in receivable portfolios, net(2)	(658,130)	(709,176)	(1,019,629)
Changes in recoveries(3)	(82,530)	93,145	199,136
Put-backs and Recalls	(13,606)	(9,938)	(7,249)
Deconsolidation of receivable portfolios	—	—	(9,352)
Disposals and transfers to real estate owned	(7,957)	(8,335)	(8,071)
Foreign currency translation adjustments	68,582	(143,495)	(45,729)
Balance, end of period	$3,468,432	$3,088,261	$3,065,553
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Purchase price	$1,073,812	$800,507	$664,529
Allowance for credit losses	3,430,036	2,332,112	1,823,582
Amortized cost	4,503,848	3,132,619	2,488,111
Noncredit discount	5,333,109	3,216,500	3,284,369
Face value	9,836,957	6,349,119	5,772,480
Write-off of amortized cost	(4,503,848)	(3,132,619)	(2,488,111)
Write-off of noncredit discount	(5,333,109)	(3,216,500)	(3,284,369)
Negative allowance	1,073,812	800,507	664,529
Negative allowance for expected recoveries - current period purchases	$1,073,812	$800,507	$664,529

(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Cash Collections	$1,862,567	$1,911,537	$2,307,359
Less - amounts classified to revenue from receivable portfolios	(1,204,437)	(1,202,361)	(1,287,730)
Collections applied to investment in receivable portfolios, net	$658,130	$709,176	$1,019,629
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Year Ended December 31,
	2023	2022	2021
Recoveries (below) above forecast	$(33,405)	$29,253	$326,006
Changes in expected future recoveries	(49,125)	63,892	(126,870)
Changes in recoveries	$(82,530)	$93,145	$199,136
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the year ended December 31, 2023, under-performed the projected cash flows by approximately $33.4 million.
Changes in expected future recoveries are reassessed each quarter, the Company considers, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment when updating the forecasts of expected lifetime recoveries. As a result, the Company has updated its forecast, including reducing expected future recoveries for certain static pools, primarily the 2022 and 2021 U.S. vintages, where the initial cash flow forecasts were established during a period marked by changed consumer behavior, which caused challenges in forecasting. The changes to the forecast, when discounted to present value, resulted in a net negative change in expected future period recoveries of approximately $49.1 million during the year ended December 31, 2023.
Note 5: Composition of Certain Financial Statement Items
Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment and software	$187,549	$209,803
Leasehold improvements	34,720	34,950
Furniture, fixtures and equipment	19,962	20,155
Construction in process	28,639	2,546
Other	2,229	1,600
	273,099	269,054
Less: accumulated depreciation	(169,140)	(155,154)
	$103,959	$113,900
Depreciation expense related to property and equipment was $38.2 million, $40.1 million, and $42.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Other Assets
Other assets consist of the following as of the dates presented (in thousands):

	December 31, 2023	December 31, 2022
Real estate owned	$70,590	$68,242
Operating lease right-of-use assets	67,019	70,074
Prepaid expenses	32,910	30,376
Derivative instruments	17,311	36,807
Deferred tax assets	17,277	18,069
Service fee receivables	9,080	16,094
Income tax deposits	8,735	18,259
Identifiable intangible assets, net	48	22,112
Other	70,286	61,040
Total	$293,256	$341,073
Note 6: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of December 31, 2023. The components of the Company’s consolidated borrowings were as follows (in thousands):

	December 31, 2023	December 31, 2022
Global senior secured revolving credit facility	$816,880	$661,738
Encore private placement notes	29,310	68,390
Senior secured notes	1,654,989	1,485,888
Convertible notes and exchangeable notes	330,000	272,500
Cabot securitisation senior facility	324,646	423,522
U.S. facility	175,000	—
Other	24,904	23,512
Finance lease liabilities	2,818	5,675
	3,358,547	2,941,225
Less: debt discount and issuance costs, net of amortization	(40,516)	(42,404)
Total	$3,318,031	$2,898,821
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). In May 2023, the Company amended the Global Senior Facility to extend the termination date of the facility from September 2026 to September 2027. In addition, the size of the facility was increased by $40.0 million to $1,180.0 million. On October 30, 2023, pursuant to the terms of the Global Senior Facility the Company further increased the size of the Company’s Global Senior Facility by $23.0 million to $1,203.0 million. As of December 31, 2023, the Global Senior Facility provided for a total committed facility of $1,203.0 million that matures in September 2027 and includes the following key provisions:
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
As of December 31, 2023, the outstanding borrowings under the Global Senior Facility were $816.9 million. The weighted average interest rate of the Global Senior Facility was 7.58% and 4.42% for the years ended December 31, 2023 and December 31, 2022, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $363.8 million as of December 31, 2023.
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of December 31, 2023, $29.3 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	December 31, 2023	December 31, 2022	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$386,324	$375,325	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	381,937	363,019	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	318,280	302,516	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	568,448	445,028	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
	$1,654,989	$1,485,888
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
On October 16, 2023, the Company issued an additional €100.0 million (approximately $110.4 million based on an exchange rate of $1.00 to €0.91, the exchange rate as of December 31, 2023) aggregate principal amount of Encore 2028 Floating Rate Notes at an issue price of 99.01%. The Company used the proceeds from this offering to repay drawings under its Global Senior Facility and to pay certain transaction fees and expenses incurred in connection with the offering of the notes. The weighted average interest rate of the 2028 Floating Rate Notes was 7.44% and 4.54% for the years ended December 31, 2023 and 2022, respectively. As discussed in “Note 3: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the 2028 Floating Rate Notes including the effect of the hedging instruments was 4.52% and 4.26% for the years ended December 31, 2023 and 2022, respectively.

Convertible Notes and Exchangeable Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible and exchangeable senior notes (the “Convertible Notes” or “Exchangeable Notes,” as applicable) ($ in thousands):

	December 31, 2023	December 31, 2022	Maturity Date	Interest Payment Dates	Interest Rate
2023 Exchangeable Notes	$—	$172,500	Sep 1, 2023	Mar 1, Sep 1	4.500%
2025 Convertible Notes	100,000	100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	—	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$272,500
In March 2023, Encore issued $230.0 million aggregate principal amount of 4.00% convertible senior notes that mature on March 15, 2029 in a private placement transaction (the “2029 Convertible Notes”). Interest on the 2029 Convertible Notes is payable semi-annually.
The Company used a portion of the net proceeds from the issuance of the 2029 Convertible Notes to repurchase, in separate privately negotiated transactions, approximately $154.8 million aggregate principal amount of its 2023 Exchangeable Notes for approximately $192.5 million. The repurchase met the criteria for an induced conversion and accordingly, the Company recognized expense of $2.7 million, representing the fair value of the consideration paid to certain holders of the 2023 Exchangeable Notes in excess of the fair value which they were otherwise entitled to receive pursuant to the existing conversion terms on the respective settlement dates. The amount is included in Other income (expense), net, in the Company’s condensed consolidated statements of operations during the year ended December 31, 2023. The remaining excess above the principal amount of the repurchased 2023 Exchangeable Notes was recognized in the Company’s stockholder’s equity.
Additionally, in March 2023, the Company received proceeds of approximately $28.5 million from the unwind of the capped call options associated with the repurchased portion of the 2023 Exchangeable Notes. Since the capped call options were determined to be equity instruments, the partial unwind of the capped call options was recorded as an increase in stockholder’s equity in the consolidated statements of financial condition as of December 31, 2023.
On September 1, 2023, the remaining $17.7 million principal amount of the 2023 Exchangeable Notes matured. The Company settled in cash for approximately $20.1 million both the outstanding 2023 Exchangeable Notes and the $2.4 million excess above the principal amount. The excess above the principal amount represents the conversion spread and was recognized as a reduction in stockholder's equity. Concurrent with the settlement, the Company received $2.4 million from its capped call options associated with the conversion of the remaining 2023 Exchangeable Notes. The proceeds from the exercise of the capped call options were recorded as an increase in stockholder's equity in the Company’s consolidated statement of financial condition as of December 31, 2023. As a result, no gain or loss was recognized as a result of the final settlement of the 2023 Exchangeable Notes in the Company's consolidated statement of operations for the year ended December 31, 2023.
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company may enter into hedge programs that increase the effective conversion price for the Convertible Notes. In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions that effectively raised the conversion price of the 2029 Convertible Notes from $65.89 to $82.69. The cost of the capped call transactions was approximately $18.5 million. These hedging instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification and therefore the cost was included as a reduction to stockholder’s equity in the consolidated statement of financial condition as of December 31, 2023. Subsequent changes in fair value of these financial instruments are not recognized in the Company’s consolidated financial statements. The Company did not hedge the 2025 Convertible Notes.

Certain key terms related to the convertible features as of December 31, 2023 are listed below ($ in thousands, except conversion or exchange price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$27,540	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on December 31, 2023 using a hypothetical share price based on the closing stock price on December 31, 2023.
Prior to the close of business on the business day immediately preceding their respective free conversion date (listed above), holders may convert their Convertible Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion dates until the close of business on the second scheduled trading day immediately preceding their respective maturity date, holders may convert their notes at any time.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
The Company’s convertible and exchangeable notes are carried as a single liability, which reflects the principal amount of the convertible and exchangeable notes. Interest expense related to the Convertible Notes and Exchangeable Notes was approximately $12.6 million, $12.0 million, and $16.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Cabot Securitisation Senior Facility
Prior to November 20, 2023, Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, had a senior facility for a committed amount of £350.0 million (as amended, the “Cabot Securitisation Senior Facility”), which would mature in September 2026. Prior to November 20, 2023, funds drawn under the Cabot Securitisation Senior Facility beared interest at a rate per annum equal to SONIA plus a margin of 3.00% plus, for periods after September 18, 2024, a step-up margin ranging from zero to 1.00%. The Company amended its Cabot Securitisation Senior Facility, effective November 20, 2023, to extend the maturity date from September 2026 to September 2028 and reduce the committed amount from £350.0 million to £255.0 million. Effective November 20, 2023, funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.20% plus, for periods after September 18, 2026, a step up margin ranging from zero to 1.00%.
As of December 31, 2023, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $324.6 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of December 31, 2023). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £324.6 million (approximately $413.2 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of December 31, 2023) as of December 31, 2023. The weighted average interest rate of the Cabot Securitisation Senior Facility was 7.68% and 4.49% for the years ended December 31, 2023 and 2022, respectively. As discussed in “Note 3: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility including the effect of the hedging instruments was 5.41% and 4.33% for the years ended December 31, 2023 and 2022, respectively.

Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
U.S. Facility
In October 2023, an indirect subsidiary of Encore (“U.S. Financing Subsidiary”), entered into a facility for a committed amount of $175.0 million (the “U.S. Facility”). The U.S. Facility matures in October 2026. Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.5%.
As of December 31, 2023, the outstanding borrowings under the U.S. Facility were $175.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of December 31, 2023, this included receivables acquired from MCM, the book value of which was approximately $302.8 million. The weighted average interest rate of the U.S. Facility was 8.84% for the year ended December 31, 2023. As discussed in “Note 3: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the U.S. Facility including the effect of the hedging instruments was 8.25% for the year ended December 31, 2023.
The U.S. Facility is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of December 31, 2023, the Company’s finance lease liabilities were approximately $2.8 million. Refer to “Note 12: Leases” for further details.
Maturity Schedule
The aggregate amounts of the Company’s borrowings, including finance lease liabilities, maturing in each of the next five years and thereafter are as follows (in thousands):

2024	$41,363
2025	494,333
2026	560,887
2027	819,319
2028	1,211,374
Thereafter	231,271
Total	$3,358,547
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
As of December 31, 2023, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 8: Common Stock
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. There were no shares repurchased during the year ended December 2023. During the years ended December 2022 and 2021, the Company repurchased 1,497,184 and 2,598,034 shares of its common stock for approximately $86.9 million and $121.2 million, respectively. The Company’s practice is to retire the shares repurchased.
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
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(10,154)	$(58,659)	$(68,813)
Other comprehensive loss before reclassification	(31,709)	(15,309)	(47,018)
Reclassification	44,544	—	44,544
Removal of OCI in connection with divestiture	—	19,904	19,904
Tax effect	(2,165)	—	(2,165)
Balance at December 31, 2021	516	(54,064)	(53,548)
Other comprehensive income (loss) before reclassification	5,737	(78,232)	(72,495)
Reclassification	30,648	—	30,648
Tax effect	(407)	(3,014)	(3,421)
Balance at December 31, 2022	36,494	(135,310)	(98,816)
Other comprehensive (loss) income before reclassification	(41,508)	15,376	(26,132)
Reclassification	(2,970)	—	(2,970)
Tax effect	4,891	(893)	3,998
Balance at December 31, 2023	$(3,093)	$(120,827)	$(123,920)
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
Total stock-based compensation expense during the years ended December 31, 2023, 2022, and 2021 was $13.9 million, $15.4 million, and $18.3 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $1.8 million, $4.2 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
There were no options granted during the years ended December 31, 2023, 2022, or 2021. All outstanding stock options previously granted under the 2005 plan have been fully vested and all related compensation expense has been fully recognized prior to December 31, 2022. All exercisable options have been exercised prior to December 31, 2022.
The total intrinsic value of options exercised was $0.2 million during both years ended December 31, 2022 and 2021. Cash received from option exercise under all share-based payment arrangements during the years ended December 31, 2022 and 2021 was negligible.
Performance Stock Options
Under the 2017 Plan and the 2013 Plan, the Company granted performance stock options, with an exercise price equal to the closing price of the Company’s stock at the date of issuance, that vest in equal annual installments over a three year service period but only if, within four years from the date of grant, the 20 trading day average of the closing price of the Company’s stock (subject to dividend-related adjustments) exceeded a target equal to a 25% increase from the closing price on the date of grant. These performance options have a seven-year contractual life.
A summary of the Company’s performance stock option activity as of December 31, 2023, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable as of December 31, 2022	79,949	$30.95
Exercised	(79,949)	$30.95
Outstanding and exercisable as of December 31, 2023	—	$—	—	$—
As of December 31, 2023, all related compensation expense has been fully recognized. No performance stock options were granted during the years ended December 31, 2023, 2022, and 2021. The total intrinsic value of performance options exercised during the year ended December 31, 2023, 2022, and 2021 was $1.3 million, $0.6 million, and $1.1 million, respectively. Cash received from performance option exercise during the years ended December 31, 2023, 2022, and 2021 was $1.7 million, $0.6 million, and $1.6 million, respectively.
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
A summary of the Company’s stock award activities as of December 31, 2023, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	542,935	$51.31
Awarded	325,765	$49.97
Vested	(315,153)	$45.95
Cancelled	(34,834)	$55.36
Non-vested as of December 31, 2023	518,713	$53.45
________________________
(1)Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is up to 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2023 and 2022, the maximum number of non-vested performance shares that could vest under the provisions of the agreements was 659,343 and 687,320, respectively.
Unrecognized compensation expense related to non-vested shares as of December 31, 2023 was $13.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.4 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2023, 2022, and 2021 was $15.7 million, $26.9 million, and $16.9 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2023, 2022, and 2021 was $49.97, $60.45, and $42.09, respectively.
Note 11: Income Taxes
Income or loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
US	$61,356	$331,009	$390,607
Foreign	(241,620)	(20,020)	45,934
Total (loss) income before provision for income taxes	$(180,264)	$310,989	$436,541
The provision for income tax consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current expense (benefit):
Federal	$59,558	$59,105	$33,582
State	17,677	11,803	5,787
Foreign	4,909	(893)	10,600
	82,144	70,015	49,969
Deferred expense (benefit):
Federal	(49,028)	8,142	49,512
State	(8,685)	6,290	5,904
Foreign	1,797	31,978	(20,045)
	(55,916)	46,410	35,371
Provision for income taxes	$26,228	$116,425	$85,340

The reconciliation of federal statutory income tax rate to our effective tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Federal provision	21.0%	21.0%	21.0%
State provision	(3.0)%	5.0%	2.3%
Change in valuation allowance (1)	7.3%	13.2%	(2.3)%
Goodwill impairment (2)	(28.3)%	—%	—%
Taxable gain (deductible loss) in foreign jurisdiction (3)	2.9%	(2.7)%	—%
Forfeit benefit due to merger/liquidations (4)	(14.7)%	—%	—%
Other	0.3%	0.9%	(1.5)%
Effective rate	(14.5)%	37.4%	19.5%
________________________
(1)In 2023, includes reduction in valuation allowance due to the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets. In 2022, includes valuation allowance recorded on U.K. deferred tax assets.
(2)During the fourth quarter of 2023, the Company recorded a non-cash goodwill impairment charge of $238.2 million at the Cabot reporting unit. Refer to “Note 15: Goodwill and Identified Intangible Assets” for further details.
(3)In 2023, represents a taxable gain recognized in a foreign subsidiary. In 2022, represents deductible loss recognized in a foreign subsidiary that maintains a full valuation allowance on its deferred tax assets. Accordingly, the deductible loss increased the valuation allowance and did not result in any tax benefit during the year ended December 31, 2022.
(4)Represents the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the years ended December 31, 2023, 2022 and 2021 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2023, were approximately $152.9 million. Such undistributed earnings are considered permanently reinvested.
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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$50,061	$70,543
Operating lease liabilities	16,938	12,222
Accrued expenses	9,048	10,800
Difference in basis of bond and loan costs	4,155	—
Difference in basis of receivable portfolio	22,070	23,751
Stock-based compensation	3,916	4,960
Difference in basis of depreciable and amortizable assets	1,957	2,057
Other	5,303	2,396
Total deferred tax assets	113,448	126,729
Valuation allowance	(54,993)	(66,625)
Total deferred tax assets net of valuation allowance	58,455	60,104
Deferred tax liabilities:
Accrued expenses	(76)	(443)
Difference in basis of bond and loan costs	(445)	(1,003)
Difference in basis of receivable portfolio	(56,263)	(109,787)
Stock-based compensation	—	(970)
Right-of-use asset	(14,306)	(9,794)
Difference in basis of depreciable and amortizable assets	(8,596)	(16,807)
Prepaid expenses	(545)	(875)
Other	(3,087)	(10,206)
Total deferred tax liabilities	(83,318)	(149,885)
Net deferred tax liability(1)	$(24,863)	$(89,781)
________________________
(1)The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred taxes and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction, and presented as a single amount in the statement of financial condition.
As of December 31, 2023, certain of the Company’s foreign subsidiaries have net operating loss carry forwards of approximately $197.6 million, which will begin to expire in 2024. Certain of the Company’s domestic subsidiaries have state net operating losses, which will begin to expire in 2035.
Valuation allowances are recorded against deferred tax assets, including certain net operating losses recorded as deferred tax assets, if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023, valuation allowances decreased by $11.6 million, as compared to December 31, 2022. The decrease in valuation allowance is primarily related to the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
Balance as of December 31, 2020	$6,781
Decrease related to prior year tax positions	(2,034)
Decrease related to expiration of statute of limitations	(712)
Increase related to prior year tax positions	261
Increase related to current year tax positions	251
Balance as of December 31, 2021	4,547
Decrease related to prior year tax positions	(1,296)
Decrease related to settlements with taxing authorities	(713)
Decrease related to expiration of statute of limitations	(115)
Increase related to prior year tax positions	874
Increase related to current year tax positions	691
Balance as of December 31, 2022	3,988
Increase related to prior year tax positions	2,302
Increase related to current year tax positions	649
Decrease related to expiration of statute of limitations	(69)
Other	91
Balance as of December 31, 2023	$6,961
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $8.2 million, $4.9 million and $4.6 million as of December 31, 2023, 2022, and 2021 respectively. As of December 31, 2023, 2022 and 2021, there was $5.0 million, $2.5 million and $1.6 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2023, the increase in the Company's gross unrecognized tax benefit was primarily due a prior year position related to a domestic entity. During the years ended December 31, 2022 and 2021, the decreases in the Company's gross unrecognized tax benefit were primarily due to the release of prior year positions related to foreign entities.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to income tax as a component of the provision for income taxes. Interest and penalties expensed during the years ended December 31, 2023, 2022 and 2021 were immaterial. Interest and penalties accrued as of December 31, 2023, 2022 and 2021 were immaterial.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The Company is subject to examination of its income tax returns by various taxing authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. In general, the Company is subject to examination for tax years after December 31, 2019 for the U.S. federal jurisdiction, after December 31, 2019 for U.S state jurisdictions, and after December 31, 2018 in major foreign jurisdictions.
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

Note 12: Leases
The majority of the Company’s leases are for corporate offices, various facilities, and information technology equipment.
The components of lease expense were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease costs(1)	$15,102	$18,403	$17,272
Finance lease costs
Amortization of ROU assets	2,804	4,296	3,848
Interest on lease liabilities	168	312	419
Total lease costs	$18,074	$23,011	$21,539
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
The following table provides supplemental consolidated statement of financial condition information related to leases as of the dates presented (in thousands):

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other assets	$67,019	$70,074
Finance lease ROU assets	Property and equipment, net	18,571	18,337
Total lease ROU assets		$85,590	$88,411

Liabilities
Operating lease liabilities	Other liabilities	$81,467	$83,598
Finance lease liabilities	Borrowings	2,818	5,675
Total lease liabilities		$84,285	$89,273
Supplemental lease information is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
ROU assets obtained in exchange for new operating lease obligations	$12,772	$22,582	$13,426
ROU assets obtained in exchange for new finance lease obligations	234	3,273	2,664
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	17,195	19,227	20,048
Finance leases - operating cash flows	165	312	419
Finance leases - financing cash flows	3,032	4,622	3,950
Lease term and discount rate were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	5.7	5.9	6.2
Finance leases	1.6	2.1	2.0
Weighted-average discount rate
Operating leases	5.4%	5.2%	5.2%
Finance leases	4.1%	3.9%	4.6%

Maturities of lease liabilities under non-cancelable leases as of December 31, 2023 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2024	$2,013	$17,941	$19,954
2025	783	17,010	17,793
2026	84	16,173	16,257
2027	42	13,502	13,544
2028	—	11,423	11,423
Thereafter	—	19,417	19,417
Total undiscounted lease payments	2,922	95,466	98,388
Less: imputed interest	(104)	(13,999)	(14,103)
Total lease liabilities	$2,818	$81,467	$84,285
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
As of December 31, 2023, the Company has no material reserves for legal matters.
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

As of December 31, 2023, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $384.6 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Employee Savings and Retirement Plan
The Company has a 401(k) Savings Plan in the U.S. that qualifies as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company also has defined contribution plans for eligible employees in other countries. The Company recognized expense of approximately $6.8 million, $2.8 million, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, in salaries and employee benefits in its consolidated statements of operations.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2023, has no liabilities recorded for these agreements.
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
The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total revenues:
United States	$792,443	$995,470	$1,115,572
Europe
United Kingdom	295,566	272,962	344,214
Other European countries(1)	134,301	129,737	142,316
Total Europe	429,867	402,699	486,530

Other geographies(1)	370	178	12,397
Total	$1,222,680	$1,398,347	$1,614,499
________________________
(1) None of these countries comprise greater than 10% of the Company's consolidated revenues.

	December 31, 2023	December 31, 2022
Long-lived assets(1):
United States	$70,361	$82,695
International
United Kingdom	62,309	58,034
India	23,108	25,337
Other foreign countries(2)	15,200	17,908
	100,617	101,279
Total	$170,978	$183,974
________________________
(1)Long-lived assets consist of property and equipment, net and right of use assets.
(2)None of these countries comprise greater than 10% of the Company's consolidated long-lived assets.
Note 15: Goodwill and Identifiable Intangible Assets
The Company’s goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company performs its annual goodwill impairment assessment as of the first day of the fourth quarter.
As of December 31, 2023, the Company had two reporting units, MCM and Cabot, that carried goodwill. When performing its annual goodwill impairment assessment during the fourth quarter of 2023, the Company chose to proceed directly to performing quantitative tests for both reporting units. The annual goodwill impairment analysis resulted in an impairment charge for the Cabot reporting unit of $238.2 million. The fair value of the MCM reporting unit substantially exceeded its carrying value on the assessment date, as a result, there was no impairment of goodwill for the MCM reporting unit during the year ended December 31, 2023.
The Company applies various valuation techniques to estimate the fair value of each reporting unit when performing a quantitative impairment test, including the income approach and the market approach. Under the income approach, the Company uses a discounted cash flow method, or DCF, to estimate the fair value of a reporting unit. In applying the DCF method, an identified level of future cash flow is estimated. The cash flow projections are based on five-year financial forecasts developed by management that include purchasing volume, collections forecasts, capital spending trends, and cost assumptions to support anticipated growth, which are updated annually and reviewed by management. The value of the net cash flows beyond the fifth year (the “Terminal Year”) is determined by applying a market multiple to the projected estimated remaining collections. Annual estimated cash flows and a Terminal Year value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Because DCF analyses are based on management’s long-term financial projections and require significant estimates and judgments, the market approach is conducted in addition to the income approach in estimating the fair value of a reporting unit. Under the market approach, the Company uses both a Guideline Public Company Method and Guideline Merged & Acquired Company method to estimate the fair value of equity and the business enterprise value of a reporting unit. The Guideline Public Company approach uses financial metrics from similar public traded companies to estimate fair value. The Guideline Merged and Acquired Company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. The fair value estimate of the Company’s reporting units was derived primarily from the income approach, and to a lesser extent, the market approach as described above. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
The Company’s prior annual goodwill impairment test resulted in a sufficient cushion for the Cabot reporting unit. Additionally, the Company did not observe significant indicators of goodwill impairment triggers during its subsequent interim qualitative assessments. During the fourth quarter of 2023, management completed its annual update of the five-year financial forecast at the Cabot reporting unit, resulting in a revised forecast due to a combination of (1) the continuation of lower than expected levels of outstanding unsecured consumer borrowings and charge-off rates in Europe, (2) the continuation of portfolio pricing that management believes does not fully reflect the higher cost of capital, and (3) management allocating capital to the higher-return US market instead of the Cabot markets, which all impact the expected purchasing volume and related collections forecasts at the Cabot reporting unit. The decline in the fair value of the Cabot reporting unit below its carrying value resulted from changes in expected future cash flows as compared to the Company’s prior year financial forecasts, decline in market multiples, as well as an increase in the cost of capital.
In conjunction with the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the Cabot reporting unit and concluded that the intangible assets carried at Cabot’s debt servicing business were fully impaired. As a result, the Company recorded an impairment charge of its intangible assets of $18.7 million during the fourth quarter of 2023. The Company recorded an impairment charge of $4.1 million for its definite-lived intangible assets during the year ended December 31, 2022.
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
The Company’s goodwill is attributable to the MCM and Cabot reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	MCM	Cabot	Total
Balance as of December 31, 2020	$148,936	$758,026	$906,962
Effect of foreign currency translation	—	(9,167)	(9,167)
Balance as of December 31, 2021	148,936	748,859	897,795
Effect of foreign currency translation	—	(76,581)	(76,581)
Balance as of December 31, 2022	148,936	672,278	821,214
Goodwill impairment	—	(238,200)	(238,200)
Effect of foreign currency translation	—	23,461	23,461
Balance as of December 31, 2023	$148,936	$457,539	$606,475
There was no accumulated goodwill impairment loss as of December 31, 2022 and 2021. The accumulated goodwill impairment loss at the Cabot reporting unit was $238.2 million as of December 31, 2023.
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$—	$—	$—	$45,498	$(23,507)	$21,991
Trade name and other	918	(870)	48	909	(788)	121
Total intangible assets	$918	$(870)	$48	$46,407	$(24,295)	$22,112
The weighted-average useful lives of intangible assets at the time of acquisition were as follows (in years):

Weighted-Average Useful Lives
Customer relationships	10
Trade name and other	7
The amortization expense for intangible assets subject to amortization was $3.6 million, $6.3 million, and $7.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2023 was negligible.