Form 10-Q
period 2024-03-31
ENCORE CAPITAL GROUP INC
filed 2024-05-08
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2024
Common Stock, $0.01 par value	23,686,865 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$172,990	$158,364
Investment in receivable portfolios, net	3,531,387	3,468,432
Property and equipment, net	102,776	103,959
Other assets	277,622	293,256
Goodwill	602,400	606,475
Total assets	$4,687,175	$4,630,486
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$180,206	$189,928
Borrowings	3,364,029	3,318,031
Other liabilities	189,081	185,989
Total liabilities	3,733,316	3,693,948
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,687 and 23,545 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	237	235
Additional paid-in capital	8,648	11,052
Accumulated earnings	1,072,410	1,049,171
Accumulated other comprehensive loss	(127,436)	(123,920)
Total stockholders’ equity	953,859	936,538
Total liabilities and stockholders’ equity	$4,687,175	$4,630,486
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

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$26,879	$24,472
Investment in receivable portfolios, net	736,226	717,556
Other assets	11,280	19,358
Liabilities
Accounts payable and accrued liabilities	1,005	1,854
Borrowings	492,027	494,925
Other liabilities	253	2,452
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Revenue from receivable portfolios	$315,852	$295,674
Changes in recoveries	(12,409)	(9,501)
Total debt purchasing revenue	303,443	286,173
Servicing revenue	20,379	22,585
Other revenues	4,564	3,872
Total revenues	328,386	312,630
Operating expenses
Salaries and employee benefits	104,184	103,850
Cost of legal collections	58,721	54,101
General and administrative expenses	36,241	37,965
Other operating expenses	30,367	27,556
Collection agency commissions	7,434	8,150
Depreciation and amortization	7,848	10,870
Total operating expenses	244,795	242,492
Income from operations	83,591	70,138
Other expense
Interest expense	(55,765)	(46,835)
Other income, net	2,666	1,732
Total other expense	(53,099)	(45,103)
Income before income taxes	30,492	25,035
Provision for income taxes	(7,253)	(6,409)
Net income	$23,239	$18,626

Earnings per share:
Basic	$0.98	$0.79
Diluted	$0.95	$0.75

Weighted average shares outstanding:
Basic	23,784	23,548
Diluted	24,468	24,942

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$23,239	$18,626
Other comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	5,475	(8,053)
Income tax effect	(2,685)	876
Unrealized gain (loss) on derivative instruments, net of tax	2,790	(7,177)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(6,146)	16,008
Income tax effect	(160)	(383)
Unrealized (loss) gain on foreign currency translation, net of tax	(6,306)	15,625
Other comprehensive (loss) income, net of tax:	(3,516)	8,448
Total comprehensive income	$19,723	$27,074
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2023	23,545	$235	$11,052	$1,049,171	$(123,920)	$936,538
Net income	—	—	—	23,239	—	23,239
Other comprehensive loss, net of tax	—	—	—	—	(3,516)	(3,516)
Issuance of share-based awards, net of shares withheld for employee taxes	142	2	(5,761)	—	—	(5,759)
Stock-based compensation	—	—	3,357	—	—	3,357
Balance as of March 31, 2024	23,687	$237	$8,648	$1,072,410	$(127,436)	$953,859

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$1,179,627
Net income	—	—	—	18,626	—	18,626
Other comprehensive income, net of tax	—	—	—	—	8,448	8,448
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	159	2	(6,355)	—	—	(6,353)
Stock-based compensation	—	—	4,052	—	—	4,052
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind of the existing capped call options	—	—	28,542	—	—	28,542
Settlement of convertible notes	—	—	(12,374)	(22,547)	—	(34,921)
Balance as of March 31, 2023	23,482	$235	$—	$1,274,289	$(90,368)	$1,184,156

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$23,239	$18,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,848	10,870
Other non-cash interest expense, net	3,727	4,594
Stock-based compensation expense	3,357	4,052
Deferred income taxes	170	1,369
Changes in recoveries	12,409	9,501
Other, net	717	(1,843)
Changes in operating assets and liabilities
Other assets	(6,223)	(3,139)
Accounts payable, accrued liabilities and other liabilities	5,740	(8,117)
Net cash provided by operating activities	50,984	35,913
Investing activities:
Purchases of receivable portfolios, net of put-backs	(291,367)	(274,625)
Collections applied to investment in receivable portfolios	195,035	166,682
Purchases of asset held for sale	(212)	(22,596)
Purchases of property and equipment	(6,861)	(4,885)
Other, net	12,523	4,709
Net cash used in investing activities	(90,882)	(130,715)
Financing activities:
Payment of loan and debt refinancing costs	(10,202)	(5,850)
Proceeds from credit facilities	248,549	229,128
Repayment of credit facilities	(696,351)	(140,043)
Proceeds from senior secured notes	500,000	—
Repayment of senior secured notes	(9,770)	(9,770)
Proceeds from issuance of convertible senior notes	—	230,000
Repayment of exchangeable senior notes	—	(192,457)
Proceeds from convertible hedge instruments, net	—	10,050
Other, net	23,564	(10,684)
Net cash provided by financing activities	55,790	110,374
Net increase in cash and cash equivalents	15,892	15,572
Effect of exchange rate changes on cash and cash equivalents	(1,266)	(710)
Cash and cash equivalents, beginning of period	158,364	143,912
Cash and cash equivalents, end of period	$172,990	$158,774

Supplemental disclosure of cash information:
Cash paid for interest	$46,469	$38,072
Cash paid for taxes, net of refunds	1,542	908
Supplemental schedule of non-cash investing activities:
Investment in receivable portfolios transferred to real estate owned	$2,045	$1,105

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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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

Recent Accounting Pronouncements
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
Note 2: Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.
The number of shares used to calculate the diluted earnings per share is computed by using the basic weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding during the period, except when their effect is anti-dilutive. Dilutive potential common shares include outstanding stock based awards, and the dilutive effect of the convertible and exchangeable senior notes, if applicable.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$23,239	$18,626
Shares:
Total weighted-average basic shares outstanding	23,784	23,548
Dilutive effect of stock-based awards	200	291
Dilutive effect of convertible and exchangeable senior notes	484	1,103
Total weighted-average dilutive shares outstanding	24,468	24,942

Basic earnings per share	$0.98	$0.79
Diluted earnings per share	$0.95	$0.75
There were no anti-dilutive employee stock options outstanding during the three months ended March 31, 2024 and 2023.
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

The Company’s cash and cash equivalents, certain other assets, accounts payable and accrued liabilities, and other liabilities approximate their fair values due to their short-term nature, which are determined to be a Level 1 measurement.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$10,039	$—	$10,039
Liabilities
Interest rate swap agreements	—	(11,976)	—	(11,976)
Cross-currency swap agreements	—	(39,004)	—	(39,004)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$16,950	$—	$16,950
Cross-currency swap agreements	—	361	—	361
Liabilities
Interest rate swap agreements	—	(22,510)	—	(22,510)
Cross-currency swap agreements	—	(28,039)	—	(28,039)
Derivative Contracts:
The Company uses derivative instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. Fair values of these derivative instruments are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies. The Company’s derivative agreements are subject to underlying agreements with master netting arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis for certain derivative agreements.
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $64.0 million and $70.6 million as of March 31, 2024 and December 31, 2023, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,531,387	$3,582,622	$3,468,432	$3,515,651
Financial Liabilities
Global senior secured revolving credit facility	367,739	367,739	816,880	816,880
Encore private placement notes	19,540	19,409	29,310	28,922
Senior secured notes(1)	2,123,535	2,084,677	1,649,621	1,598,636
Convertible senior notes due October 2025	100,000	125,369	100,000	136,403
Convertible senior notes due March 2029	230,000	215,540	230,000	226,794
Cabot securitisation senior facility	322,110	322,110	324,646	324,646
U.S. facility	175,000	175,000	175,000	175,000
Other borrowings	65,902	65,902	24,904	24,904
_______________________
(1)Carrying amount represents historical cost, adjusted for any related debt discount.
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
Borrowings:
The Company’s convertible notes, senior secured notes and private placement notes are carried at historical cost, adjusted for the applicable debt discount. The fair value estimate for the convertible notes incorporates quoted market prices using Level 2 inputs. The fair value of the senior secured notes and private placement notes is estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates.
The carrying value of the Company’s senior secured revolving credit facility, securitisation senior facility, U.S. facility, and other borrowings approximates fair value due to the use of current market rates that are repriced frequently, which are determined to be a Level 2 measurement.
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$8,405	Other assets	$14,564
Interest rate swap agreements	Other liabilities	(11,976)	Other liabilities	(22,510)
Cross-currency swap agreements	Other assets	—	Other assets	361
Cross-currency swap agreements	Other liabilities	(39,004)	Other liabilities	(28,039)
Derivatives not designated as hedging instruments:
Interest rate cap contracts	Other assets	1,634	Other assets	2,386
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
The following table summarizes the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s consolidated statements of financial condition:

March 31, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2019 Cap	January 2020	June 2024	Cash flow hedge	$431.7 million	3-month EURIBOR
2021 Cap(1)	November 2021	September 2024	Cash flow hedge	$315.8 million	SONIA
2024 Cap	September 2024	September 2026	Cash flow hedge	$322.1 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$107.9 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$447.9 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
Cross-currency swap agreements
2020 Euro Swaps	September 2020	October 2025	Fair value hedge	$377.8 million	—
2023 GBP Swaps	July 2023	February 2026	Fair value hedge	$379.0 million	—
______________________
(1)The total notional amount of the 2021 Cap was $442.1 million, of which $315.8 million was hedge designated and $126.3 million was not hedge designated as of March 31, 2024.

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
The Company expects to reclassify approximately $7.3 million of net derivative gain from OCI into earnings relating to its cash flow designated derivatives within the next 12 months.
The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Interest rate swap agreements	$11,074	$—	Interest expense	$540	$—
Interest rate cap contracts	(6,051)	(6,924)	Interest expense	(712)	(450)
Cross-currency swap agreements	(13,010)	2,066	Interest expense	(1,780)	(1,508)
			Other (expense) income	(11,510)	5,153
Derivatives Not Designated as Hedging Instruments
In September 2023, the Company partially dedesignated the 2021 Cap. As of March 31, 2024, £100.0 million (approximately $126.3 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of March 31, 2024) of the notional amount of the 2021 Cap is not designated as a hedging instrument for accounting purposes. The gains or losses resulting from changes in fair value on the portion of the 2021 cap that is no longer designated as a hedging instrument are recognized in other income or other expenses. The Company recorded a gain of approximately $0.2 million resulting from the fair value change of the undesignated 2021 Cap during the three months ended March 31, 2024. Refer above for terms relating to the 2021 Cap.
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
Investment in receivable portfolios, net consists of the following as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,531,387	3,468,432
Balance, end of period	$3,531,387	$3,468,432

The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$3,468,432	$3,088,261
Negative allowance for expected recoveries - current period purchases(1)	295,714	276,431
Collections applied to investment in receivable portfolios, net (2)	(195,035)	(166,682)
Changes in recoveries (3)	(12,409)	(9,501)
Put-backs and recalls	(4,347)	(1,806)
Disposals and transfers to real estate owned	(2,045)	(1,105)
Foreign currency translation adjustments	(18,923)	29,194
Balance, end of period	$3,531,387	$3,214,792
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended March 31,
	2024	2023
Purchase price	$295,714	$276,431
Allowance for credit losses	644,514	659,644
Amortized cost	940,228	936,075
Noncredit discount	1,255,793	1,005,221
Face value	2,196,021	1,941,296
Write-off of amortized cost	(940,228)	(936,075)
Write-off of noncredit discount	(1,255,793)	(1,005,221)
Negative allowance	295,714	276,431
Negative allowance for expected recoveries - current period purchases	$295,714	$276,431
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash Collections	$510,887	$462,356
Less - amounts classified to revenue from receivable portfolios	(315,852)	(295,674)
Collections applied to investment in receivable portfolios, net	$195,035	$166,682
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended March 31,
	2024	2023
Recoveries above (below) forecast	$853	$(15,358)
Changes in expected future recoveries	(13,262)	5,857
Changes in recoveries	$(12,409)	$(9,501)
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended March 31, 2024, over-performed the forecasted collections by approximately $0.9 million. Collections during the three months ended March 31, 2023, under-performed the forecasted collections by approximately $15.4 million.

When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2024, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The updated forecast resulted in changes in the timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $13.3 million for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recorded approximately $5.9 million in net positive change in expected future period recoveries.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Real estate owned	$63,961	$70,590
Operating lease right-of-use assets	63,243	67,019
Prepaid expenses	40,599	32,910
Deferred tax assets, net	13,709	17,277
Derivative instruments	10,039	17,311
Service fee receivables	9,669	9,080
Income tax deposits	7,427	8,735
Other	68,975	70,334
Total	$277,622	$293,256
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of March 31, 2024. The components of the Company’s consolidated borrowings were as follows (in thousands):

	March 31, 2024	December 31, 2023
Global senior secured revolving credit facility	$367,739	$816,880
Encore private placement notes	19,540	29,310
Senior secured notes	2,128,357	1,654,989
Convertible senior notes	330,000	330,000
Cabot securitisation senior facility	322,110	324,646
U.S. facility	175,000	175,000
Other	65,902	24,904
Finance lease liabilities	2,262	2,818
	3,410,910	3,358,547
Less: debt discount and issuance costs, net of amortization	(46,881)	(40,516)
Total	$3,364,029	$3,318,031
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of March 31, 2024, the Global Senior Facility provided for a total committed facility of $1,203.0 million that matures in September 2027 and includes the following key provisions:
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
As of March 31, 2024, the outstanding borrowings under the Global Senior Facility were $367.7 million. The weighted average interest rate of the Global Senior Facility was 7.89% and 7.06% for the three months ended March 31, 2024 and 2023, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $827.3 million as of March 31, 2024.
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of March 31, 2024, $19.5 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	March 31, 2024	December 31, 2023	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
2025 Notes	$377,762	$386,324	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
2026 Notes	378,952	381,937	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
2028 Notes	315,794	318,280	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
2028 Floating Rate Notes	555,849	568,448	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
2029 Notes	500,000	—	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
	$2,128,357	$1,654,989
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
In March 2024, Encore issued $500.0 million in aggregate principal amount of 9.250% Senior Secured Notes due April 2029 at an issue price of 100.000% (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year, commencing on October 1, 2024. The Company used the proceeds from this offering to pay down $493.0 million of the drawings under its Global Senior Facility and to pay certain transaction fees and expenses incurred in connection with the offering of the 2029 Notes.

The 2028 Floating Rate Notes had a weighted average interest rate of 8.12% and 6.38% for the three months ended March 31, 2024 and 2023, respectively. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the 2028 Floating Rate Notes including the effect of the hedging instruments was 5.01% and 4.33% for the three months ended March 31, 2024 and 2023, respectively.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	March 31, 2024	December 31, 2023	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$100,000	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$330,000
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company may enter into hedge programs that increase the effective conversion price for the Convertible Notes. In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions that effectively raised the conversion price of the 2029 Convertible Notes from $65.89 to $82.69. These hedging instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. The Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and does not recognize subsequent changes in fair value of these financial instruments in its condensed consolidated financial statements. The Company did not hedge the 2025 Convertible Notes.
Certain key terms related to the convertible features as of March 31, 2024 are listed below ($ in thousands, except conversion price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)(1)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$14,622	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
_______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on March 31, 2024 using a hypothetical share price based on the closing stock price on March 28, 2024, the last trading day for the three months ended March 31, 2024.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
Interest expense related to the Convertible Notes was $3.1 million and $2.9 million during the three months ended March 31, 2024 and 2023, respectively.

Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, has a senior facility for a committed amount of £255.0 million (as amended, the “Cabot Securitisation Senior Facility”). Funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.20% plus, for periods after September 18, 2026, a step up margin ranging from 0% to 1.00%. The Cabot Securitisation Senior Facility matures in September 2028.
As of March 31, 2024, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $322.1 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of March 31, 2024). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £329.2 million (approximately $415.8 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of March 31, 2024) as of March 31, 2024. The weighted average interest rate of the Cabot Securitisation Senior Facility was 8.40% and 6.87% for the three months ended March 31, 2024 and 2023, respectively. As discussed in “Note 4, Derivatives and Hedging Instruments,” the Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility including the effect of the hedging instruments was 5.51% and 5.25% for the three months ended March 31, 2024 and 2023, respectively.
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
As of March 31, 2024, the outstanding borrowings under the U.S. Facility were $175.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of March 31, 2024, this included receivables acquired from MCM, the book value of which was approximately $319.8 million. The weighted average interest rate of the U.S. Facility was 8.93% for the three months ended March 31, 2024. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the U.S. Facility including the effect of the hedging instruments was 8.08% for the three months ended March 31, 2024.
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
As of March 31, 2024, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended March 31, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3,093)	$(120,827)	$(123,920)
Other comprehensive loss before reclassification	(7,987)	(6,146)	(14,133)
Reclassification	13,462	—	13,462
Tax effect	(2,685)	(160)	(2,845)
Balance at end of period	$(303)	$(127,133)	$(127,436)

	Three Months Ended March 31, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$36,494	$(135,310)	$(98,816)
Other comprehensive (loss) income before reclassification	(4,858)	16,008	11,150
Reclassification	(3,195)	—	(3,195)
Tax effect	876	(383)	493
Balance at end of period	$29,317	$(119,685)	$(90,368)
Note 10: Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2024 was 23.8%. For the three months ended March 31, 2023, the Company’s effective tax rate was 25.6%. For the three months ended March 31, 2024, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes offset by other foreign adjustments. For the three months ended March 31, 2023, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes offset by other foreign adjustments.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2024 and 2023, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgement is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three months ended March 31, 2024. The estimated impact of top-up tax for the quarter was immaterial.
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
As of March 31, 2024, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or any new material legal proceedings during the three months ended March 31, 2024.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2024, the Company has no material reserves for legal matters.
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
As of March 31, 2024, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $598.9 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2024	2023
Total revenues:
United States	$219,136	$200,218
Europe
United Kingdom	72,427	77,985
Other European countries(1)	36,104	34,238
Total Europe	108,531	112,223

Other geographies(1)	719	189
Total	$328,386	$312,630
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three months ended March 31, 2024, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and intangible assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to the MCM and Cabot reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	MCM	Cabot(1)	Total
Balance as of December 31, 2023	$148,936	$457,539	$606,475
Effect of foreign currency translation	—	(4,075)	(4,075)
Balance as of March 31, 2024	$148,936	$453,464	$602,400
______________________
(1)The amount is net of accumulated goodwill impairment loss of $238.2 million as of March 31, 2024 and December 31, 2023, related to the Cabot reporting unit.

	MCM	Cabot	Total
Balance as of December 31, 2022	$148,936	$672,278	$821,214
Effect of foreign currency translation	—	12,960	12,960
Balance as of March 31, 2023	$148,936	$685,238	$834,174
There was no accumulated goodwill impairment loss as of March 31, 2023 and December 31, 2022.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and other	$918	$(918)	$—	$918	$(870)	$48
Total intangible assets	$918	$(918)	$—	$918	$(870)	$48

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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending surpassing pre-pandemic levels and with rising delinquency rates, we have seen an increase in supply. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the first quarter remained at favorable levels as a result of elevated market supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive continued growth in supply.
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
The Spain and France debt markets continue to be two of the largest in Europe with significant debt sales and an expectation of a significant amount of debt to be sold in the future. Financial institutions continue to look to dispose of non-performing loans in these markets.
Banks decreased portfolio sales at the beginning of the COVID-19 pandemic in order to focus on customers’ needs. While we have seen a resumption of sales activity across all of our European markets, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter. In general, supply remains slightly below pre-pandemic levels while portfolio pricing remains competitive across our European footprint.
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
MCM (United States)	$236,509	$213,452
Cabot (Europe)	59,205	62,979
Total purchases of receivable portfolios	$295,714	$276,431
In the United States, capital deployment increased during the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing improved.
In Europe, capital deployment decreased during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily driven by continued competitive pricing environment in Europe. The decrease was partially offset by the favorable impact from foreign currency translation driven by the weakening of the U.S. dollar against the British Pound.
During the three months ended March 31, 2024 and 2023, we invested $0.2 million and $22.6 million in REO assets, respectively.
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

	Three Months Ended March 31,
	2024	2023
MCM (United States):
Call center and digital collections	$235,091	$191,105
Legal collections	128,903	137,511
Collection agencies	5,484	54
Subtotal	369,478	328,670
Cabot (Europe):
Call center and digital collections	56,647	56,998
Legal collections	48,694	43,709
Collection agencies	35,356	32,081
Subtotal	140,697	132,788
Other geographies:	712	898
Total collections from purchased receivables	$510,887	$462,356
Gross collections from purchased receivables increased by $48.5 million, or 10.5%, to $510.9 million during the three months ended March 31, 2024, as compared to $462.4 million during the three months ended March 31, 2023. The increase in collections in the United States was primarily a result of consistent increases in capital deployments in the United States in recent quarters. Collections in Europe was favorably impacted by foreign currency translation by approximately $4.5 million, primarily as a result of the weakening of the U.S. dollar against the British Pound for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
Revenues
Revenue from receivable portfolios	$315,852	96.2%	$295,674	94.6%
Changes in recoveries	(12,409)	(3.8)%	(9,501)	(3.1)%
Total debt purchasing revenue	303,443	92.4%	286,173	91.5%
Servicing revenue	20,379	6.2%	22,585	7.2%
Other revenues	4,564	1.4%	3,872	1.3%
Total revenues	328,386	100.0%	312,630	100.0%
Operating expenses
Salaries and employee benefits	104,184	31.7%	103,850	33.2%
Cost of legal collections	58,721	17.9%	54,101	17.4%
General and administrative expenses	36,241	11.0%	37,965	12.1%
Other operating expenses	30,367	9.2%	27,556	8.8%
Collection agency commissions	7,434	2.3%	8,150	2.6%
Depreciation and amortization	7,848	2.4%	10,870	3.5%
Total operating expenses	244,795	74.5%	242,492	77.6%
Income from operations	83,591	25.5%	70,138	22.4%
Other expense
Interest expense	(55,765)	(17.0)%	(46,835)	(15.0)%
Other income, net	2,666	0.8%	1,732	0.6%
Total other expense	(53,099)	(16.2)%	(45,103)	(14.4)%
Income before income taxes	30,492	9.3%	25,035	8.0%
Provision for income taxes	(7,253)	(2.2)%	(6,409)	(2.0)%
Net income	$23,239	7.1%	$18,626	6.0%
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
Debt purchasing revenue includes two components:
(1)     Revenue from receivable portfolios, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR), and also includes all revenue from zero basis portfolio (“ZBA”) collections, and
(2)     Changes in recoveries, which includes
(a)     Recoveries above or below forecast, which is the difference between (i) actual cash collected/recovered during the current period and (ii) expected cash recoveries for the current period, which generally represents over or under performance for the period; and

(b)     Changes in expected future recoveries, which is the present value change of expected future recoveries, where such change generally results from (i) collections “pulled forward from” or “pushed out to” future periods (i.e. amounts either collected early or expected to be collected later) and (ii) magnitude and timing changes to estimates of expected future collections (which can be increases or decreases).
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
Other revenues primarily include revenues recognized from the sale of real estate assets that are acquired as a result of our investments in non-performing secured residential mortgage portfolios as well as direct acquisition of real estate assets in Europe and LAAP.
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue recognized from portfolio basis	$309,748	$288,390	$21,358	7.4%
ZBA revenue	6,104	7,284	(1,180)	(16.2)%
Revenue from receivable portfolios	315,852	295,674	20,178	6.8%

Recoveries above (below) forecast	853	(15,358)	16,211
Changes in expected future recoveries	(13,262)	5,857	(19,119)
Changes in recoveries	(12,409)	(9,501)	(2,908)	30.6%
Debt purchasing revenue	303,443	286,173	17,270	6.0%

Servicing revenue	20,379	22,585	(2,206)	(9.8)%
Other revenues	4,564	3,872	692	17.9%
Total revenues	$328,386	$312,630	$15,756	5.0%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation by approximately $4.4 million, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 4.2% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
The increase in revenue recognized from portfolio basis during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a higher portfolio basis (i.e. a higher investment in receivable balance) in the U.S. driven by a consistent higher volume of purchases in the past several quarters. The increase was also attributable to the favorable impact from foreign currency translation as discussed above.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended March 31, 2024, were slightly above the forecasted collections. Collections during the three months ended March 31, 2023, under-performed the forecasted collections by approximately $15.4 million.

When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2024, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The updated forecast resulted in changes in timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $13.3 million during the three months ended March 31, 2024. During the three months ended March 31, 2023, we recorded approximately $5.9 million in net positive change in expected future period recoveries.
The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2024			As of March 31, 2024
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,103	$6,103	$—	$—	—%
2011	2,537	2,561	(135)	893	88.6%
2012	3,005	3,016	(254)	2,237	42.0%
2013	6,862	6,591	(239)	5,091	40.5%
2014	4,270	3,190	(338)	14,853	6.7%
2015	4,087	2,175	868	17,997	3.9%
2016	7,072	4,041	832	31,303	4.2%
2017	10,514	6,915	(226)	38,986	5.5%
2018	17,787	9,812	136	75,984	4.0%
2019	31,241	17,841	(1,666)	145,804	3.8%
2020	36,725	20,177	(1,779)	168,902	3.7%
2021	38,179	20,035	135	157,792	3.9%
2022	71,316	35,683	(2,728)	360,126	3.1%
2023	120,713	76,539	1,036	747,765	3.3%
2024	9,067	8,919	(105)	236,192	3.6%
Subtotal	369,478	223,598	(4,463)	2,003,925	3.7%
Europe:
ZBA	1	1	—	—	—%
2013	13,638	12,018	(1,727)	121,115	3.2%
2014	12,267	10,572	(1,507)	114,907	3.0%
2015	8,316	6,505	(1,040)	85,297	2.5%
2016(1)	8,052	5,915	(359)	72,667	2.8%
2017	10,083	6,680	(1,231)	114,382	1.9%
2018	11,405	7,211	(3,683)	147,508	1.6%
2019	12,181	7,338	(629)	126,348	1.9%
2020	8,252	5,442	(303)	79,466	2.2%
2021	13,898	9,177	(41)	158,910	1.9%
2022	16,913	9,112	(117)	187,886	1.6%
2023	22,424	10,725	1,268	234,198	1.5%
2024	3,267	1,558	741	57,959	2.2%
Subtotal	140,697	92,254	(8,628)	1,500,643	2.0%
Other geographies:(2)
All vintages	712	—	682	26,819	—%
Subtotal	712	—	682	26,819	—%
Total	$510,887	$315,852	$(12,409)	$3,531,387	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended March 31, 2023			As of March 31, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$7,282	$7,282	$—	$—	—%
2011	3,369	3,456	(270)	1,142	88.6%
2012	4,268	3,788	236	2,846	42.0%
2013	9,091	8,958	(232)	7,036	40.5%
2014	5,068	3,807	223	18,309	6.7%
2015	5,391	3,019	307	24,302	3.9%
2016	9,909	5,628	388	42,713	4.1%
2017	17,050	10,094	1,523	57,095	5.5%
2018	26,778	14,792	(1,590)	115,323	4.0%
2019	49,207	26,266	1,932	215,788	3.8%
2020	58,497	30,246	1,290	254,268	3.7%
2021	54,488	31,920	(3,395)	254,059	3.9%
2022	70,880	49,136	(8,799)	510,213	3.1%
2023	7,392	6,182	4,031	216,193	2.9%
Subtotal	328,670	204,574	(4,356)	1,719,287	3.9%
Europe:
ZBA	2	2	—	—	—%
2013	15,407	13,229	(896)	136,996	3.2%
2014	13,830	11,400	(430)	127,413	3.0%
2015	8,701	6,980	(721)	94,781	2.5%
2016(1)	9,347	6,548	(314)	79,759	2.8%
2017	13,114	7,757	(693)	134,957	1.9%
2018	11,960	8,320	(2,564)	176,504	1.6%
2019	13,885	8,258	(1,317)	144,718	1.9%
2020	10,359	6,215	272	91,109	2.2%
2021	16,079	10,495	(344)	186,092	1.9%
2022	17,432	10,582	621	225,140	1.6%
2023	2,672	1,314	1,241	64,047	1.2%
Subtotal	132,788	91,100	(5,145)	1,461,516	2.1%
Other geographies:(2)
All vintages	898	—	—	33,989	—%
Subtotal	898	—	—	33,989	—%
Total	$462,356	$295,674	$(9,501)	$3,214,792	3.0%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three months ended March 31, 2024 decreased as compared to servicing revenues during the three months ended March 31, 2023. The decrease was primarily attributable to reduced demand from BPO clients.
Other revenues increased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by increase of gains recognized on the sale of real estate assets.

Operating Expenses
The following table summarizes operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$104,184	$103,850	$334	0.3%
Cost of legal collections	58,721	54,101	4,620	8.5%
General and administrative expenses	36,241	37,965	(1,724)	(4.5)%
Other operating expenses	30,367	27,556	2,811	10.2%
Collection agency commissions	7,434	8,150	(716)	(8.8)%
Depreciation and amortization	7,848	10,870	(3,022)	(27.8)%
Total operating expenses	$244,795	$242,492	$2,303	0.9%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 4.2% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the following reasons:
•Increase in employee benefits of approximately $1.6 million;
•An unfavorable impact of foreign currency translation of approximately $1.8 million driven by the weakening of the U.S. dollar against the British Pound; and
•The increase was partially offset by a decrease in costs relating to headcount reductions in Europe of approximately $2.5 million.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Court costs	$38,087	$30,017	$8,070	26.9%
Legal collection fees	20,634	24,084	(3,450)	(14.3)%
Total cost of legal collections	$58,721	$54,101	$4,620	8.5%
The increase of cost of legal collections during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to increased legal placement in this channel. The increase was also due to the unfavorable impact of foreign currency translation of approximately $0.5 million driven by the weakening of the U.S. dollar against the British Pound.

General and Administrative Expenses
The decrease in general and administrative expense during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily due to the following reasons:
•Decrease in costs associated with legal expenses of approximately $2.2 million;
•Decrease in consulting fees of approximately $1.6 million; and
•The decrease was partially offset by an increase in information technology expenses of $2.0 million and the unfavorable impact of foreign currency translation of approximately $0.5 million driven by the weakening of the U.S. dollar against the British Pound.
Other Operating Expenses
The increase in other operating expenses during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in postage and printing expenses of approximately $2.1 million.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions were consistent during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Depreciation and Amortization
The decrease in depreciation and amortization expenses during the three months ended March 31, 2024, as compared to three months ended March 31, 2023, was primarily due to a decrease in depreciation expenses of approximately $1.8 million and a decrease in amortizable expenses of approximately $1.2 million as a result of smaller depreciable and amortizable asset balances during the three months ended March 31, 2024, as compared to three months ended March 31, 2023. The intangible assets balance subject to amortization for the three months ended March 31, 2024 was negligible.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Stated interest on debt obligations	$52,038	$42,241	$9,797	23.2%
Amortization of debt issuance costs	3,300	4,244	(944)	(22.2)%
Amortization of debt discount	427	350	77	22.0%
Total interest expense	$55,765	$46,835	$8,930	19.1%
The increase in interest expense during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $6.3 million;
•The effect resulting from rising interest rates of approximately $2.1 million; and
•An unfavorable impact of foreign currency translation of approximately $0.6 million driven by the weakening of the U.S. dollar against the British Pound.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $2.7 million and $1.7 million during the three months ended March 31, 2024 and 2023, respectively. The increase in other income, net, during the three months ended three months ended March 31, 2024 was primarily due to an increase in interest income of approximately $0.4 million and an increase in gain on derivative instruments of approximately $0.2 million.

Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Provision for income taxes	$7,253	$6,409
Effective tax rate	23.8%	25.6%
For the three months ended March 31, 2024 and 2023, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments.
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

	Three Months Ended March 31,
	2024	2023
GAAP net income, as reported	$23,239	$18,626
Adjustments:
Interest expense	55,765	46,835
Interest income	(1,368)	(944)
Provision for income taxes	7,253	6,409
Depreciation and amortization	7,848	10,870
Net gain on derivative instruments(1)	(195)	—
Stock-based compensation expense	3,357	4,052
Acquisition, integration and restructuring related expenses(2)	2,319	5,526
Adjusted EBITDA	$98,218	$91,374
Collections applied to principal balance(3)	$214,551	$182,981
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

(3)Collections applied to principal balance is calculated in the table below:

	Three Months Ended March 31,
	2024	2023
Collections applied to investment in receivable portfolios, net	$195,035	$166,682
Changes in recoveries	12,409	9,501
REO proceeds applied to basis	7,107	6,798
Collections applied to principal balance	$214,551	$182,981

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2024
		<2015	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total(2)	CCMM(3)
United States:
<2015	$3,762,057	$7,258,767	$1,076,324	$739,743	$519,613	$372,705	$290,351	$216,962	$186,927	$140,814	$112,180	$22,776	$10,937,162	2.9
2015	499,035	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	19,518	4,087	889,985	1.8
2016	552,972	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	7,072	1,085,900	2.0
2017	527,471	—	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	10,514	1,174,221	2.2
2018	629,302	—	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	17,787	1,315,860	2.1
2019	675,269	—	—	—	—	—	174,693	416,315	400,250	256,444	164,106	31,241	1,443,049	2.1
2020	537,903	—	—	—	—	—	—	213,450	430,514	311,573	194,522	36,725	1,186,784	2.2
2021	403,981	—	—	—	—	—	—	—	120,354	240,605	188,895	38,179	588,033	1.5
2022	550,254	—	—	—	—	—	—	—	—	98,277	268,516	71,316	438,109	0.8
2023	809,483	—	—	—	—	—	—	—	—	—	184,182	120,713	304,895	0.4
2024	236,452	—	—	—	—	—	—	—	—	—	—	9,068	9,068	—
Subtotal	9,184,179	7,258,767	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	369,478	19,373,066	2.1
Europe:
<2015	1,242,208	519,115	410,256	322,275	284,799	261,696	218,565	177,458	178,076	134,094	112,284	25,905	2,644,523	2.1
2015	419,941	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	36,249	8,317	657,423	1.6
2016	258,218	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	8,052	474,703	1.8
2017	461,571	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	10,083	634,095	1.4
2018	432,258	—	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	11,405	449,895	1.0
2019	273,354	—	—	—	—	—	44,118	80,502	88,448	63,607	54,544	12,181	343,400	1.3
2020	116,227	—	—	—	—	—	—	22,721	59,803	45,757	37,363	8,252	173,896	1.5
2021	255,788	—	—	—	—	—	—	—	43,082	66,529	58,515	13,898	182,024	0.7
2022	244,508	—	—	—	—	—	—	—	—	36,957	70,385	16,913	124,255	0.5
2023	259,255	—	—	—	—	—	—	—	—	—	40,975	22,424	63,399	0.2
2024	59,205	—	—	—	—	—	—	—	—	—	—	3,267	3,267	0.1
Subtotal	4,022,533	519,115	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	140,697	5,750,880	1.4
Other geographies(4):
All vintages	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	712	546,948	1.6
Subtotal	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	712	546,948	1.6
Total	$13,546,995	$7,818,175	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$510,887	$25,670,894	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2024, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through March 31, 2024 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2015(4)	$3,762,057	$10,937,162	$221,463	$11,158,625	3.0
2015	499,035	889,985	39,490	929,475	1.9
2016	552,972	1,085,900	70,405	1,156,305	2.1
2017	527,471	1,174,221	107,919	1,282,140	2.4
2018	629,302	1,315,860	174,719	1,490,579	2.4
2019	675,269	1,443,049	318,311	1,761,360	2.6
2020	537,903	1,186,784	368,014	1,554,798	2.9
2021	403,981	588,033	357,435	945,468	2.3
2022	550,254	438,109	695,606	1,133,715	2.1
2023	809,483	304,895	1,594,252	1,899,147	2.3
2024	236,452	9,068	553,847	562,915	2.4
Subtotal	9,184,179	19,373,066	4,501,461	23,874,527	2.6
Europe:
<2015(4)	1,242,208	2,644,523	907,408	3,551,931	2.9
2015(4)	419,941	657,423	254,784	912,207	2.2
2016	258,218	474,703	208,976	683,679	2.6
2017	461,571	634,095	264,459	898,554	1.9
2018	432,258	449,895	308,994	758,889	1.8
2019	273,354	343,400	284,781	628,181	2.3
2020	116,227	173,896	184,952	358,848	3.1
2021	255,788	182,024	348,657	530,681	2.1
2022	244,508	124,255	354,251	478,506	2.0
2023	259,255	63,399	415,699	479,098	1.8
2024	59,205	3,267	117,814	121,081	2.0
Subtotal	4,022,533	5,750,880	3,650,775	9,401,655	2.3
Other geographies(5):
All vintages	340,283	546,948	43,103	590,051	1.7
Subtotal	340,283	546,948	43,103	590,051	1.7
Total	$13,546,995	$25,670,894	$8,195,339	$33,866,233	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2024, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2024(3)	2025	2026	2027	2028	2029	2030	2031	2032	>2032	Total(2)
United States:
<2015(4)	$57,945	$56,070	$36,948	$25,489	$17,367	$11,540	$7,477	$4,597	$2,623	$1,407	$221,463
2015	10,384	9,917	5,898	4,107	2,895	2,043	1,444	1,024	727	1,051	39,490
2016	18,545	18,025	10,583	7,097	4,990	3,515	2,481	1,754	1,244	2,171	70,405
2017	26,766	26,290	17,393	11,461	7,886	5,560	3,930	2,786	1,980	3,867	107,919
2018	42,639	41,874	28,664	19,501	12,869	8,860	6,255	4,429	3,146	6,482	174,719
2019	82,006	76,490	51,099	34,584	23,530	15,622	10,805	7,611	5,375	11,189	318,311
2020	90,770	89,150	60,147	40,788	27,821	18,927	12,644	8,799	6,206	12,762	368,014
2021	87,530	84,633	59,634	39,528	26,912	18,603	12,845	8,783	6,114	12,853	357,435
2022	188,396	165,431	106,768	73,089	49,315	34,393	24,376	17,385	12,171	24,282	695,606
2023	305,239	423,358	301,016	180,714	121,199	81,781	56,503	39,703	28,057	56,682	1,594,252
2024	105,092	131,837	109,075	65,871	43,466	30,279	21,007	14,843	10,407	21,970	553,847
Subtotal	1,015,312	1,123,075	787,225	502,229	338,250	231,123	159,767	111,714	78,050	154,716	4,501,461
Europe:
<2015(4)	79,011	97,628	89,272	81,307	75,441	69,471	63,385	58,352	53,194	240,347	907,408
2015(4)	24,697	30,118	26,519	24,177	21,268	19,572	17,353	15,851	14,551	60,678	254,784
2016	26,332	26,771	24,404	21,565	17,702	15,679	13,608	11,906	9,981	41,028	208,976
2017	29,850	35,135	30,384	27,424	22,809	19,864	17,308	15,006	13,082	53,597	264,459
2018	34,311	40,241	35,662	31,530	27,295	23,618	20,386	17,793	15,904	62,254	308,994
2019	35,095	41,008	33,458	27,879	23,421	20,652	17,957	15,474	13,590	56,247	284,781
2020	26,634	28,548	24,541	19,290	14,594	11,862	10,439	8,444	7,407	33,193	184,952
2021	42,096	50,399	44,686	38,836	33,133	27,058	21,624	18,072	15,530	57,223	348,657
2022	49,319	56,895	47,709	39,765	32,127	26,402	21,528	17,187	14,297	49,022	354,251
2023	60,127	70,479	58,164	48,258	38,913	30,919	24,469	19,802	16,025	48,543	415,699
2024	19,453	22,896	16,658	12,726	9,942	7,760	6,178	4,970	4,050	13,181	117,814
Subtotal	426,925	500,118	431,457	372,757	316,645	272,857	234,235	202,857	177,611	715,313	3,650,775
Other geographies(5):
All vintages	5,417	6,120	5,086	4,415	3,844	3,471	3,106	2,735	2,312	6,597	43,103
Subtotal	5,417	6,120	5,086	4,415	3,844	3,471	3,106	2,735	2,312	6,597	43,103
Portfolio ERC	1,447,654	1,629,313	1,223,768	879,401	658,739	507,451	397,108	317,306	257,973	876,626	8,195,339
REO ERC(6)	22,814	24,127	25,228	17,867	12,819	4,817	3,285	998	—	—	111,955
Total ERC	$1,470,468	$1,653,440	$1,248,996	$897,268	$671,558	$512,268	$400,393	$318,304	$257,973	$876,626	$8,307,294
________________________
(1)As of March 31, 2024, ERC for Zero Basis Portfolios include approximately $46.6 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $47.7 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of March 31, 2024, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$4,188,706	$4,411,612
Europe	2,608,353	3,127,674
Other geographies	32,181	38,782
Portfolio ERC	6,829,240	7,578,068
REO ERC	111,330	111,955
Total ERC	$6,940,570	$7,690,023
(3)Amount for 2024 consists of nine months data from April 1, 2024 to December 31, 2024.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $110.9 million and $1.0 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of March 31, 2024, we had $3.5 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2024(1)	$400,736	$164,810	$4,315	$569,861
2025	506,973	193,264	4,894	705,131
2026	379,369	166,672	4,051	550,092
2027	229,427	143,356	3,511	376,294
2028	151,090	119,332	3,043	273,465
2029	101,748	102,079	2,712	206,539
2030	69,856	86,681	2,411	158,948
2031	49,335	75,074	1,882	126,291
2032	35,047	67,383	—	102,430
2033	25,058	62,197	—	87,255
2034	18,087	59,020	—	77,107
2035	13,490	57,604	—	71,094
2036	10,614	58,436	—	69,050
2037	8,116	60,662	—	68,778
2038	4,492	67,112	—	71,604
2039	487	16,961	—	17,448
Total	$2,003,925	$1,500,643	$26,819	$3,531,387
________________________
(1)Amount for 2024 consists of nine months data from April 1, 2024 to December 31, 2024.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net cash provided by operating activities	$50,984	$35,913
Net cash used in investing activities	(90,882)	(130,715)
Net cash provided by financing activities	55,790	110,374
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $51.0 million and $35.9 million during the three months ended March 31, 2024 and 2023, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Changes in recoveries increased the operating cash flows by $12.4 million and $9.5 million during the three months ended March 31, 2024 and 2023, respectively. Refer to “Note 5: Investment in Receivable Portfolios, Net” in the notes to our consolidated financial statements for discussion relating to changes in recoveries.

Investing Cash Flows
Net cash used in investing activities was $90.9 million and $130.7 million during the three months ended March 31, 2024 and 2023, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $291.4 million and $274.6 million during the three months ended March 31, 2024 and 2023, respectively. Collection proceeds applied to the investment in receivable portfolios, were $195.0 million and $166.7 million during the three months ended March 31, 2024 and 2023, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $55.8 million and $110.4 million during the three months ended March 31, 2024 and 2023, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $248.5 million and $229.1 million during the three months ended March 31, 2024 and 2023, respectively. Repayments of amounts outstanding under our credit facilities were $696.4 million and $140.0 million during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we issued $500.0 million 9.25% senior secured notes that mature in 2029, and used the proceeds from the senior secured notes to repay drawings under our Global Senior Facility. During the three months ended March 31, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $192.5 million of the proceeds from the convertible senior notes to partially repurchase our exchangeable senior notes due 2023.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $827.3 million as of March 31, 2024.
In March 2024, we issued $500.0 million in aggregate principal amount of 9.250% Senior Secured Notes due 2029 at an issue price of 100.000% through a private placement offering.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three months ended March 31, 2024 and 2023, the Company did not make any repurchases under the share repurchase program. Our practice is to retire the shares repurchased. As of March 31, 2024, authorization for $91.9 million of share repurchases remained under the share repurchase program.
Our cash and cash equivalents as of March 31, 2024, consisted of $43.6 million held by U.S.-based entities and $129.4 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $19.6 million as of March 31, 2024.
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

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, for a complete discussion of our critical accounting estimates. Other than the ongoing reassessment of expected future recoveries of our investment in receivable portfolios during each reporting period under our CECL accounting policy as discussed in “Note 5: Investment in Receivable Portfolios, Net” to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of March 31, 2024, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Interest Rates. As of March 31, 2024, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11: Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5 - Other Information
On March 18, 2024, Andrew Asch, Senior Vice President and General Counsel, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 2,025 shares of Encore Capital Group, Inc. common stock between June 17, 2024, and June 18, 2025, subject to certain conditions.

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

4.1
Indenture dated March 20, 2024 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for 2029 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: May 8, 2024