Form 10-Q
period 2024-06-30
ENCORE CAPITAL GROUP INC
filed 2024-08-07
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $0.01 par value	23,690,958 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$250,621	$158,364
Investment in receivable portfolios, net	3,583,322	3,468,432
Property and equipment, net	102,291	103,959
Other assets	277,799	293,256
Goodwill	602,811	606,475
Total assets	$4,816,844	$4,630,486
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$197,555	$189,928
Borrowings	3,455,130	3,318,031
Other liabilities	176,032	185,989
Total liabilities	3,828,717	3,693,948
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,691 and 23,545 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	237	235
Additional paid-in capital	13,257	11,052
Accumulated earnings	1,104,591	1,049,171
Accumulated other comprehensive loss	(129,958)	(123,920)
Total stockholders’ equity	988,127	936,538
Total liabilities and stockholders’ equity	$4,816,844	$4,630,486
The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”) included in the condensed consolidated statements of financial condition above. The liabilities in the table below can only be settled from assets in the respective VIEs. Creditors of the VIEs do not have recourse to the general credit of the Company. See “Note 8: Variable Interest Entities” for additional information on the Company’s VIEs.

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$26,714	$24,472
Investment in receivable portfolios, net	774,104	717,556
Other assets	9,294	19,358
Liabilities
Accounts payable and accrued liabilities	2,266	1,854
Borrowings	466,267	494,925
Other liabilities	7	2,452
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Revenue from receivable portfolios	$321,930	$301,184	$637,782	$596,858
Changes in recoveries	5,754	(3,486)	(6,655)	(12,987)
Total debt purchasing revenue	327,684	297,698	631,127	583,871
Servicing revenue	21,107	21,008	41,486	43,593
Other revenues	6,494	4,338	11,058	8,210
Total revenues	355,285	323,044	683,671	635,674
Operating expenses
Salaries and employee benefits	106,608	95,855	210,792	199,705
Cost of legal collections	64,249	57,150	122,970	111,251
General and administrative expenses	36,779	34,529	73,020	72,494
Other operating expenses	30,845	26,349	61,212	53,905
Collection agency commissions	7,504	10,387	14,938	18,537
Depreciation and amortization	7,461	10,702	15,309	21,572
Total operating expenses	253,446	234,972	498,241	477,464
Income from operations	101,839	88,072	185,430	158,210
Other expense
Interest expense	(61,376)	(49,983)	(117,141)	(96,818)
Other income (expense), net	2,047	(1,755)	4,713	(23)
Total other expense	(59,329)	(51,738)	(112,428)	(96,841)
Income before income taxes	42,510	36,334	73,002	61,369
Provision for income taxes	(10,329)	(10,029)	(17,582)	(16,438)
Net income	$32,181	$26,305	$55,420	$44,931

Earnings per share:
Basic	$1.35	$1.11	$2.33	$1.90
Diluted	$1.34	$1.08	$2.28	$1.83

Weighted average shares outstanding:
Basic	23,883	23,670	23,834	23,610
Diluted	24,097	24,280	24,282	24,611

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,181	$26,305	$55,420	$44,931
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain on derivative instruments	(731)	1,962	4,744	(6,091)
Income tax effect	(1,088)	253	(3,773)	1,129
Unrealized (loss) gain on derivative instruments, net of tax	(1,819)	2,215	971	(4,962)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(1,146)	17,532	(7,292)	33,540
Income tax effect	443	(279)	283	(662)
Unrealized (loss) gain on foreign currency translation, net of tax	(703)	17,253	(7,009)	32,878
Other comprehensive (loss) income, net of tax:	(2,522)	19,468	(6,038)	27,916
Total comprehensive income	$29,659	$45,773	$49,382	$72,847
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of March 31, 2024	23,687	$237	$8,648	$1,072,410	$(127,436)	$953,859
Net income	—	—	—	32,181	—	32,181
Other comprehensive loss, net of tax	—	—	—	—	(2,522)	(2,522)
Issuance of share-based awards, net of shares withheld for employee taxes	4	—	(28)	—	—	(28)
Stock-based compensation	—	—	4,637	—	—	4,637
Balance as of June 30, 2024	23,691	$237	$13,257	$1,104,591	$(129,958)	$988,127

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Equity
	Shares	Par
Balance as of March 31, 2023	23,482	$235	$—	$1,274,289	$(90,368)	$1,184,156
Net income	—	—	—	26,305	—	26,305
Other comprehensive income, net of tax	—	—	—	—	19,468	19,468
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	3	—	33	—	—	33
Stock-based compensation	—	—	3,873	—	—	3,873
Balance as of June 30, 2023	23,485	$235	$3,906	$1,300,594	$(70,900)	$1,233,835

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2023	23,545	$235	$11,052	$1,049,171	$(123,920)	$936,538
Net income	—	—	—	55,420	—	55,420
Other comprehensive loss, net of tax	—	—	—	—	(6,038)	(6,038)
Issuance of share-based awards, net of shares withheld for employee taxes	146	2	(5,789)	—	—	(5,787)
Stock-based compensation	—	—	7,994	—	—	7,994
Balance as of June 30, 2024	23,691	$237	$13,257	$1,104,591	$(129,958)	$988,127

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Loss)	Accumulated Other Comprehensive (Loss)/ Income	Total Equity
	Shares	Par
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$1,179,627
Net income	—	—	—	44,931	—	44,931
Other comprehensive income, net of tax	—	—	—	—	27,916	27,916
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	162	2	(6,322)	—	—	(6,320)
Stock-based compensation	—	—	7,925	—	—	7,925
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind of the existing capped call options	—	—	28,542	—	—	28,542
Settlement of convertible notes	—	—	(12,374)	(22,547)	—	(34,921)
Balance as of June 30, 2023	23,485	$235	$3,906	$1,300,594	$(70,900)	$1,233,835

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$55,420	$44,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,309	21,572
Other non-cash interest expense, net	7,941	8,660
Stock-based compensation expense	7,994	7,925
Deferred income taxes	(810)	2,785
Changes in recoveries	6,655	12,987
Other, net	3,357	985
Changes in operating assets and liabilities
Other assets	(25,896)	(35,730)
Accounts payable, accrued liabilities and other liabilities	16,727	(1,492)
Net cash provided by operating activities	86,697	62,623
Investing activities:
Purchases of receivable portfolios, net of put-backs	(566,960)	(544,721)
Collections applied to investment in receivable portfolios	419,833	342,020
Purchases of asset held for sale	(212)	(24,645)
Purchases of property and equipment	(14,251)	(9,503)
Other, net	29,704	22,603
Net cash used in investing activities	(131,886)	(214,246)
Financing activities:
Payment of loan and debt refinancing costs	(17,201)	(8,151)
Proceeds from credit facilities	393,455	444,805
Repayment of credit facilities	(1,234,189)	(259,843)
Proceeds from senior secured notes	1,000,000	—
Repayment of senior secured notes	(19,540)	(19,540)
Proceeds from issuance of convertible senior notes	—	230,000
Repayment of exchangeable senior notes	—	(192,457)
Proceeds from convertible hedge instruments, net	—	10,050
Other, net	16,967	(14,238)
Net cash provided by financing activities	139,492	190,626
Net increase in cash and cash equivalents	94,303	39,003
Effect of exchange rate changes on cash and cash equivalents	(2,046)	1,956
Cash and cash equivalents, beginning of period	158,364	143,912
Cash and cash equivalents, end of period	$250,621	$184,871

Supplemental disclosure of cash information:
Cash paid for interest	$80,945	$79,167
Cash paid for taxes, net of refunds	42,365	36,822
Supplemental schedule of non-cash investing activities:
Investment in receivable portfolios transferred to real estate owned	$3,098	$6,244

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

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. This ASU may result in additional required disclosures when adopted. The Company is currently evaluating the provisions of this ASU and the impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. This ASU may result in additional required disclosures when adopted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,181	$26,305	$55,420	$44,931
Shares:
Total weighted-average basic shares outstanding	23,883	23,670	23,834	23,610
Dilutive effect of stock-based awards	19	117	109	204
Dilutive effect of convertible and exchangeable senior notes	195	493	339	797
Total weighted-average dilutive shares outstanding	24,097	24,280	24,282	24,611

Basic earnings per share	$1.35	$1.11	$2.33	$1.90
Diluted earnings per share	$1.34	$1.08	$2.28	$1.83
There were no anti-dilutive employee stock options outstanding during the three and six months ended June 30, 2024 and 2023.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$873	$—	$873
Interest rate cap contracts	—	3,417	—	3,417
Interest rate swap agreements	—	138	—	138
Liabilities
Interest rate swap agreements	—	(6,570)	—	(6,570)
Cross-currency swap agreements	—	(41,631)	—	(41,631)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$16,950	$—	$16,950
Cross-currency swap agreements	—	361	—	361
Liabilities
Interest rate swap agreements	—	(22,510)	—	(22,510)
Cross-currency swap agreements	—	(28,039)	—	(28,039)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $55.3 million and $70.6 million as of June 30, 2024 and December 31, 2023, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,583,322	$3,629,834	$3,468,432	$3,515,651
Financial Liabilities
Global senior secured revolving credit facility	—	—	816,880	816,880
Encore private placement notes	9,770	9,771	29,310	28,922
Senior secured notes(1)	2,620,254	2,610,487	1,649,621	1,598,636
Convertible senior notes due October 2025	100,000	117,761	100,000	136,403
Convertible senior notes due March 2029	230,000	208,582	230,000	226,794
Cabot securitisation senior facility	322,557	322,557	324,646	324,646
U.S. facility	150,000	150,000	175,000	175,000
Other borrowings	66,058	66,058	24,904	24,904
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$2,635	Other assets	$14,564
Interest rate swap agreements	Other assets	138	—	—
Interest rate swap agreements	Other liabilities	(6,570)	Other liabilities	(22,510)
Cross-currency swap agreements	—	—	Other assets	361
Cross-currency swap agreements	Other liabilities	(41,631)	Other liabilities	(28,039)
Derivatives not designated as hedging instruments:
Interest rate cap contracts	Other assets	782	Other assets	2,386
Foreign currency exchange contracts	Other assets	873	—	—
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
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s consolidated statements of financial condition:

June 30, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2021 Cap(1)	November 2021	September 2024	Cash flow hedge	$316.2 million	SONIA
2024 Cap	September 2024	September 2026	Cash flow hedge	$322.6 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$107.4 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$445.7 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
Cross-currency swap agreements
2020 Euro Swaps	September 2020	October 2025	Fair value hedge	$375.9 million	—
2023 GBP Swaps	July 2023	February 2026	Fair value hedge	$379.5 million	—
______________________
(1)The total notional amount of the 2021 Cap was $442.7 million, of which $316.2 million was hedge designated and $126.5 million was not hedge designated as of June 30, 2024.

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
The Company expects to reclassify approximately $2.5 million of net derivative gain from OCI into earnings relating to its cash flow designated derivatives within the next 12 months.
The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023		2024	2023
Interest rate swap agreements	$6,199	$—	Interest expense	$655	$—
Interest rate cap contracts	(5,777)	3,423	Interest expense	(664)	(391)
Cross-currency swap agreements	(4,289)	(1,896)	Interest expense	(1,757)	(1,395)
			Other (expense) income	(1,370)	1,351

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
Interest rate swap agreements	$17,273	$—	Interest expense	$1,195	$—
Interest rate cap contracts	(11,828)	(3,501)	Interest expense	(1,376)	(841)
Cross-currency swap agreements	(17,299)	170	Interest expense	(3,537)	(2,903)
			Other (expense) income	(12,880)	6,504
Derivatives Not Designated as Hedging Instruments
From time to time, the Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations. These derivative contracts generally mature within one to six months and are not designated as hedge instruments for accounting purposes. The Company also holds an interest rate cap contract, the 2021 Cap, that was partially hedge designated. The gains or losses on these unhedged derivative contracts are recognized in other income or expense based on the changes in fair value.

The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Interest rate cap contract	Other income	$79	$—	$274	$—
Foreign currency exchange contract	Other income	873	—	873	—
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
Investment in receivable portfolios, net consists of the following as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,583,322	3,468,432
Balance, end of period	$3,583,322	$3,468,432

The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$3,531,387	$3,214,792	$3,468,432	$3,088,261
Negative allowance for expected recoveries - current period purchases(1)	278,692	274,325	574,406	550,756
Collections applied to investment in receivable portfolios, net (2)	(224,798)	(175,338)	(419,833)	(342,020)
Changes in recoveries (3)	5,754	(3,486)	(6,655)	(12,987)
Put-backs and recalls	(3,099)	(4,229)	(7,446)	(6,035)
Disposals and transfers to real estate owned	(1,053)	(5,139)	(3,098)	(6,244)
Foreign currency translation adjustments	(3,561)	30,061	(22,484)	59,255
Balance, end of period	$3,583,322	$3,330,986	$3,583,322	$3,330,986
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Purchase price	$278,692	$274,325	$574,406	$550,756
Allowance for credit losses	649,642	690,501	1,294,156	1,350,145
Amortized cost	928,334	964,826	1,868,562	1,900,901
Noncredit discount	1,211,961	1,049,233	2,467,754	2,054,454
Face value	2,140,295	2,014,059	4,336,316	3,955,355
Write-off of amortized cost	(928,334)	(964,826)	(1,868,562)	(1,900,901)
Write-off of noncredit discount	(1,211,961)	(1,049,233)	(2,467,754)	(2,054,454)
Negative allowance	278,692	274,325	574,406	550,756
Negative allowance for expected recoveries - current period purchases	$278,692	$274,325	$574,406	$550,756
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash Collections	$546,728	$476,522	$1,057,615	$938,878
Less - amounts classified to revenue from receivable portfolios	(321,930)	(301,184)	(637,782)	(596,858)
Collections applied to investment in receivable portfolios, net	$224,798	$175,338	$419,833	$342,020
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Recoveries above (below) forecast	$27,443	$(477)	$28,296	$(15,835)
Changes in expected future recoveries	(21,689)	(3,009)	(34,951)	2,848
Changes in recoveries	$5,754	$(3,486)	$(6,655)	$(12,987)
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and six months ended June 30, 2024, over-performed the forecasted collections by approximately $27.4 million and $28.3 million, respectively. Collections during the three and six months ended June 30, 2023, under-performed the forecasted collections by approximately $0.5 million and $15.8 million, respectively.

When reassessing the forecasts of expected lifetime recoveries during the three and six months ended June 30, 2024, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. Management believes that most of the current period collections over-performance was due to changes in timing of the estimated remaining collections, and therefore reduced the respective estimated remaining collections accordingly. These reductions, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $21.7 million, and $35.0 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recorded approximately $3.0 million in net negative change and $2.8 million in net positive change in expected future period recoveries, respectively.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$60,378	$67,019
Real estate owned	55,253	70,590
Prepaid expenses	36,543	32,910
Income tax deposits	30,927	8,735
Deferred tax assets, net	15,060	17,277
Service fee receivables	11,292	9,080
Derivative instruments	4,428	17,311
Other	63,918	70,334
Total	$277,799	$293,256
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2024. The components of the Company’s consolidated borrowings were as follows (in thousands):

	June 30, 2024	December 31, 2023
Global senior secured revolving credit facility	$—	$816,880
Encore private placement notes	9,770	29,310
Senior secured notes	2,624,620	1,654,989
Convertible senior notes	330,000	330,000
Cabot securitisation senior facility	322,557	324,646
U.S. facility	150,000	175,000
Other	66,058	24,904
Finance lease liabilities	1,778	2,818
	3,504,783	3,358,547
Less: debt discount and issuance costs, net of amortization	(49,653)	(40,516)
Total	$3,455,130	$3,318,031
Encore is the parent of the restricted group for the Global Senior Facility, the Senior Secured Notes and the Encore Private Placement Notes, each of which is guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of June 30, 2024, the Global Senior Facility provided for a total committed facility of $1,203.0 million that matures in September 2027 and includes the following key provisions:

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
As of June 30, 2024, we had no borrowings under the Global Senior Facility. The weighted average interest rate of the Global Senior Facility was 7.85% and 7.51% for the three months ended June 30, 2024 and 2023, respectively, and 7.88% and 7.30% for the six months ended June 30, 2024 and 2023, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $1,203.0 million as of June 30, 2024.
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). As of June 30, 2024, $9.8 million of the Encore Private Placement Notes remained outstanding. The Encore Private Placement Notes bear an annual interest rate of 5.625%, mature in August 2024 and require quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes are substantially similar to those for the Global Senior Facility.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	June 30, 2024	December 31, 2023	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
2025 Notes	$375,859	$386,324	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
2026 Notes	379,479	381,937	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
2028 Notes	316,233	318,280	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
2028 Floating Rate Notes	553,049	568,448	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
2029 Notes	500,000	—	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
2030 Notes	500,000	—	USD	May 15, 2030	May 15, Nov 15	8.500%
	$2,624,620	$1,654,989
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

The 2028 Floating Rate Notes had a weighted average interest rate of 8.16% and 7.28% for the three months ended June 30, 2024 and 2023, respectively, and 8.18% and 6.83% for the six months ended June 30, 2024 and 2023, respectively. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the 2028 Floating Rate Notes including the effect of the hedging instruments was 5.47% and 4.36% for the three months ended June 30, 2024 and 2023, respectively, and 5.24% and 4.34% for the six months ended June 30, 2024 and 2023, respectively.
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
In May 2024, Encore issued $500.0 million in aggregate principal amount of 8.500% Senior Secured Notes due May 2030 at an issue price of 100.000% (the “2030 Notes”). Interest on the 2030 Notes is payable semi-annually, in arrears, on May 15 and November 15 of each year, commencing on November 15, 2024. The Company used the proceeds from this offering to pay down $448.7 million of the drawings under its Global Senior Facility, pay certain transaction fees and expenses incurred in connection with the offering of the 2030 Notes and for general corporate purposes.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	June 30, 2024	December 31, 2023	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$100,000	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$330,000
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
Certain key terms related to the convertible features as of June 30, 2024 are listed below ($ in thousands, except conversion price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)(1)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$4,872	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
_______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.

(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on June 30, 2024 using a hypothetical share price based on the closing stock price on June 28, 2024, the last trading day for the six months ended June 30, 2024.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
Interest expense related to the Convertible Notes was $3.1 million and $3.3 million during the three months ended June 30, 2024 and 2023, respectively, and $6.2 million and $6.2 million during the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $322.6 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of June 30, 2024). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £330.4 million (approximately $417.9 million based on an exchange rate of $1.00 to £0.79, the exchange rate as of June 30, 2024) as of June 30, 2024. The weighted average interest rate of the Cabot Securitisation Senior Facility was 8.41% and 7.46% for the three months ended June 30, 2024 and 2023, respectively, and 8.41% and 7.17% for the six months ended June 30, 2024 and 2023, respectively. As discussed in “Note 4, Derivatives and Hedging Instruments,” the Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility including the effect of the hedging instruments was 5.51% and 5.25% for the three months ended June 30, 2024 and 2023, respectively, and 5.51% and 5.25% for the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024, the outstanding borrowings under the U.S. Facility were $150.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of June 30, 2024, this included receivables acquired from MCM, the book value of which was approximately $312.2 million. The weighted average interest rate of the U.S. Facility was 8.82% and 8.83% for the three and six months ended June 30, 2024, respectively. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the U.S. Facility including the effect of the hedging instruments was 7.95% and 7.97% for the three and six months ended June 30, 2024, respectively.
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

As of June 30, 2024, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended June 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(303)	$(127,133)	$(127,436)
Other comprehensive loss before reclassification	(3,867)	(1,146)	(5,013)
Reclassification	3,136	—	3,136
Tax effect	(1,088)	443	(645)
Balance at end of period	$(2,122)	$(127,836)	$(129,958)

	Three Months Ended June 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$29,317	$(119,685)	$(90,368)
Other comprehensive income before reclassification	1,527	17,532	19,059
Reclassification	435	—	435
Tax effect	253	(279)	(26)
Balance at end of period	$31,532	$(102,432)	$(70,900)

	Six Months Ended June 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3,093)	$(120,827)	$(123,920)
Other comprehensive loss before reclassification	(11,854)	(7,292)	(19,146)
Reclassification	16,598	—	16,598
Tax effect	(3,773)	283	(3,490)
Balance at end of period	$(2,122)	$(127,836)	$(129,958)

	Six Months Ended June 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$36,494	$(135,310)	$(98,816)
Other comprehensive (loss) income before reclassification	(3,331)	33,540	30,209
Reclassification	(2,760)	—	(2,760)
Tax effect	1,129	(662)	467
Balance at end of period	$31,532	$(102,432)	$(70,900)

Note 10: Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2024 was 24.3% and 24.1%, respectively. For the three and six months ended June 30, 2023, the Company’s effective tax rate was 27.6% and 26.8%, respectively. For the three and six months ended June 30, 2024, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes. For the three months ended June 30, 2023, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes and a foreign adjustment. For the six months ended June 30, 2023, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes, an accrual related to state tax filing positions, and other foreign adjustments.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2024 and 2023, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three and six months ended June 30, 2024. The estimated impact of top-up tax for the quarter was immaterial.
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
As of June 30, 2024, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or any new material legal proceedings during the three and six months ended June 30, 2024.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2024, the Company has no material reserves for legal matters.

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
As of June 30, 2024, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $440.1 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues:
United States	$239,750	$206,765	$458,886	$406,983
Europe
United Kingdom	76,725	75,223	149,152	153,208
Other European countries(1)	38,188	41,056	74,292	75,294
Total Europe	114,913	116,279	223,444	228,502

Other geographies(1)	622	—	1,341	189
Total	$355,285	$323,044	$683,671	$635,674
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and six months ended June 30, 2024, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and intangible assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

The Company’s goodwill is attributable to the MCM and Cabot reporting units included in its portfolio purchasing and recovery segment. The following tables summarize the activity in the Company’s goodwill balance (in thousands):

	MCM	Cabot(1)	Total
Balance as of March 31, 2024	$148,936	$453,464	$602,400
Effect of foreign currency translation	—	411	411
Balance as of June 30, 2024	$148,936	$453,875	$602,811
______________________
(1)The amount is net of accumulated goodwill impairment loss of $238.2 million as of June 30, 2024 and March 31, 2024, related to the Cabot reporting unit.

	MCM	Cabot	Total
Balance as of March 31, 2023	$148,936	$685,238	$834,174
Effect of foreign currency translation	—	18,022	18,022
Balance as of June 30, 2023	$148,936	$703,260	$852,196
There was no accumulated goodwill impairment loss as of June 30, 2023 and March 31, 2023.

	MCM	Cabot(1)	Total
Balance as of December 31, 2023	$148,936	$457,539	$606,475
Effect of foreign currency translation	—	(3,664)	(3,664)
Balance as of June 30, 2024	$148,936	$453,875	$602,811
______________________
(1)The amount is net of accumulated goodwill impairment loss of $238.2 million as of June 30, 2024 and December 31, 2023, related to the Cabot reporting unit.

	MCM	Cabot	Total
Balance as of December 31, 2022	$148,936	$672,278	$821,214
Effect of foreign currency translation	—	30,982	30,982
Balance as of June 30, 2023	$148,936	$703,260	$852,196
There was no accumulated goodwill impairment loss as of June 30, 2023 and December 31, 2022.
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and other	$918	$(918)	$—	$918	$(870)	$48
Total intangible assets	$918	$(918)	$—	$918	$(870)	$48

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
Cabot (Europe)
In Europe, our purchased defaulted debt portfolios primarily consist of paying and non-paying consumer loan accounts. We also purchased: (1) portfolios that are in insolvency status, in particular, individual voluntary arrangements; and (2) non-performing secured mortgage portfolios and real estate assets previously securing mortgage portfolios. When we take possession of the underlying real estate assets or purchase real estate assets, we refer to those as real estate-owned assets, or REO assets.
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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending surpassing pre-pandemic levels and with rising delinquency rates, we have seen an increase in supply. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the second quarter remained at favorable levels as a result of elevated market supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive continued growth in supply.
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

Cabot (Europe)
The UK market for charged-off portfolios generally provides a relatively consistent pipeline of opportunities, despite a historically low level of charge-off rates, as creditors have embedded debt sales as an integral part of their business models. The percentage of volume that is sold in multi-year forward flow arrangements has been consistent.
The debt markets in France and Spain continue to be two of the largest in Europe with significant debt. Financial institutions continue to look to dispose of non-performing loans in these markets.
While we have seen a resumption of sales activity across all of our European markets, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter. In general, supply remains slightly below pre-pandemic levels while portfolio pricing remains competitive across our European footprint.
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MCM (United States)	$236,826	$213,374	$473,335	$426,826
Cabot (Europe)	41,866	60,951	101,071	123,930
Total purchases of receivable portfolios	$278,692	$274,325	$574,406	$550,756
In the United States, capital deployment increased during the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing improved.
In Europe, capital deployment decreased during the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year, primarily driven by continued competitive pricing environment in Europe. The decreases were partially offset by the favorable impact from foreign currency translation driven by the weakening of the U.S. dollar against the British Pound.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MCM (United States):
Call center and digital collections	$247,074	$195,014	$482,165	$386,119
Legal collections	144,249	140,472	273,152	277,983
Collection agencies	5,306	330	10,790	384
Subtotal	396,629	335,816	766,107	664,486
Cabot (Europe):
Call center and digital collections	60,298	54,155	116,945	111,153
Legal collections	52,496	49,212	101,190	92,921
Collection agencies	36,430	35,971	71,786	68,052
Subtotal	149,224	139,338	289,921	272,126
Other geographies:	875	1,368	1,587	2,266
Total collections from purchased receivables	$546,728	$476,522	$1,057,615	$938,878
Gross collections from purchased receivables increased by $70.2 million, or 14.7%, to $546.7 million during the three months ended June 30, 2024, as compared to $476.5 million during the three months ended June 30, 2023. Gross collections from purchased receivables increased by $118.7 million, or 12.6%, to $1,057.6 million during the six months ended June 30, 2024, as compared to $938.9 million during the six months ended June 30, 2023. The increases in collections in the United States were primarily a result of consistent increases in capital deployments in the United States in recent quarters. The increases in collections from purchased receivables in Europe were primarily due to the acquisition of portfolios with higher returns in recent periods. Additionally, collections in Europe were favorably impacted by foreign currency translation by approximately $4.6 million, during the six months ended June 30, 2024, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 2.5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The foreign currency translation effect to collections in Europe was immaterial during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2024		2023
Revenues
Revenue from receivable portfolios	$321,930	90.6%	$301,184	93.2%
Changes in recoveries	5,754	1.7%	(3,486)	(1.0)%
Total debt purchasing revenue	327,684	92.3%	297,698	92.2%
Servicing revenue	21,107	5.9%	21,008	6.5%
Other revenues	6,494	1.8%	4,338	1.3%
Total revenues	355,285	100.0%	323,044	100.0%
Operating expenses
Salaries and employee benefits	106,608	30.0%	95,855	29.7%
Cost of legal collections	64,249	18.1%	57,150	17.7%
General and administrative expenses	36,779	10.4%	34,529	10.7%
Other operating expenses	30,845	8.6%	26,349	8.1%
Collection agency commissions	7,504	2.1%	10,387	3.2%
Depreciation and amortization	7,461	2.1%	10,702	3.3%
Total operating expenses	253,446	71.3%	234,972	72.7%
Income from operations	101,839	28.7%	88,072	27.3%
Other expense
Interest expense	(61,376)	(17.3)%	(49,983)	(15.5)%
Other income (expense), net	2,047	0.6%	(1,755)	(0.5)%
Total other expense	(59,329)	(16.7)%	(51,738)	(16.0)%
Income before income taxes	42,510	12.0%	36,334	11.3%
Provision for income taxes	(10,329)	(2.9)%	(10,029)	(3.2)%
Net income	$32,181	9.1%	$26,305	8.1%

	Six Months Ended June 30,
	2024		2023
Revenues
Revenue from receivable portfolios	$637,782	93.3%	$596,858	93.9%
Changes in recoveries	(6,655)	(1.0)%	(12,987)	(2.0)%
Total debt purchasing revenue	631,127	92.3%	583,871	91.9%
Servicing revenue	41,486	6.1%	43,593	6.9%
Other revenues	11,058	1.6%	8,210	1.2%
Total revenues	683,671	100.0%	635,674	100.0%
Operating expenses
Salaries and employee benefits	210,792	30.8%	199,705	31.4%
Cost of legal collections	122,970	18.0%	111,251	17.5%
General and administrative expenses	73,020	10.7%	72,494	11.4%
Other operating expenses	61,212	9.0%	53,905	8.5%
Collection agency commissions	14,938	2.2%	18,537	2.9%
Depreciation and amortization	15,309	2.2%	21,572	3.4%
Total operating expenses	498,241	72.9%	477,464	75.1%
Income from operations	185,430	27.1%	158,210	24.9%
Other expense
Interest expense	(117,141)	(17.1)%	(96,818)	(15.2)%
Other income (expense), net	4,713	0.7%	(23)	—%
Total other expense	(112,428)	(16.4)%	(96,841)	(15.2)%
Income before income taxes	73,002	10.7%	61,369	9.7%
Provision for income taxes	(17,582)	(2.6)%	(16,438)	(2.6)%
Net income	$55,420	8.1%	$44,931	7.1%
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue recognized from portfolio basis	$315,668	$293,509	$22,159	7.5%
ZBA revenue	6,262	7,675	(1,413)	(18.4)%
Revenue from receivable portfolios	321,930	301,184	20,746	6.9%

Recoveries above (below) forecast	27,443	(477)	27,920
Changes in expected future recoveries	(21,689)	(3,009)	(18,680)
Changes in recoveries	5,754	(3,486)	9,240	(265.1)%
Debt purchasing revenue	327,684	297,698	29,986	10.1%

Servicing revenue	21,107	21,008	99	0.5%
Other revenues	6,494	4,338	2,156	49.7%
Total revenues	$355,285	$323,044	$32,241	10.0%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue recognized from portfolio basis	$625,416	$581,899	$43,517	7.5%
ZBA revenue	12,366	14,959	(2,593)	(17.3)%
Revenue from receivable portfolios	637,782	596,858	40,924	6.9%

Recoveries above (below) forecast	28,296	(15,835)	44,131
Changes in expected future recoveries	(34,951)	2,848	(37,799)
Changes in recoveries	(6,655)	(12,987)	6,332	(48.8)%
Debt purchasing revenue	631,127	583,871	47,256	8.1%

Servicing revenue	41,486	43,593	(2,107)	(4.8)%
Other revenues	11,058	8,210	2,848	34.7%
Total revenues	$683,671	$635,674	$47,997	7.6%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation by approximately $3.7 million, during the six months ended June 30, 2024, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 2.5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The foreign currency translation effect was immaterial to our operating results during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
The increases in revenue recognized from portfolio basis during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to a higher portfolio basis (i.e. a higher investment in receivable balance) in the U.S. driven by a consistent higher volume of purchases in the past several quarters.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and six months ended June 30, 2024, over-performed the forecasted collections by approximately $27.4 million and $28.3 million, respectively. Collections during the three and six months ended June 30, 2023, under-performed the forecasted collections by approximately $0.5 million and $15.8 million, respectively.
When reassessing the forecasts of expected lifetime recoveries during the three and six months ended June 30, 2024, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. Management believes that most of the current period collections over-performance was due to changes in timing of the estimated remaining collections, and therefore reduced the respective estimated remaining collections accordingly. These reductions, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $21.7 million and $35.0 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recorded approximately $3.0 million in net negative change and $2.8 million in net positive change in expected future period recoveries, respectively.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2024			As of June 30, 2024
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,261	$6,261	$—	$—	—%
2011	2,640	2,324	251	827	88.6%
2012	2,744	2,749	(179)	2,062	42.0%
2013	7,392	6,026	949	4,674	40.5%
2014	4,290	2,892	375	13,830	6.7%
2015	4,130	2,054	568	16,487	3.9%
2016	7,595	3,775	667	28,150	4.2%
2017	10,629	6,284	546	35,164	5.5%
2018	16,935	8,872	1,141	69,006	4.0%
2019	29,680	16,107	(596)	131,559	3.8%
2020	33,931	18,148	(630)	152,393	3.7%
2021	35,565	17,929	4,172	144,167	3.9%
2022	67,121	32,055	(4,470)	320,275	3.1%
2023	124,551	71,689	5,867	699,893	3.3%
2024	43,165	33,214	711	462,940	3.6%
Subtotal	396,629	230,379	9,372	2,081,427	3.7%
Europe:
ZBA	1	1	—	—	—%
2013	13,481	11,618	(2,019)	117,380	3.2%
2014	13,374	10,202	(1,457)	110,338	3.0%
2015	8,751	6,249	(154)	82,684	2.5%
2016(1)	7,785	5,679	319	71,414	2.8%
2017	10,727	6,363	(275)	109,673	1.9%
2018	11,086	6,806	(2,815)	140,202	1.6%
2019	12,066	6,986	(2)	121,170	1.9%
2020	8,078	5,200	203	76,681	2.2%
2021	13,381	8,862	(604)	153,377	1.9%
2022	16,673	8,657	(586)	178,896	1.6%
2023	23,327	10,121	2,151	222,685	1.5%
2024	10,494	4,807	952	94,950	2.2%
Subtotal	149,224	91,551	(4,287)	1,479,450	2.0%
Other geographies:(2)
All vintages	875	—	669	22,445	—%
Subtotal	875	—	669	22,445	—%
Total	$546,728	$321,930	$5,754	$3,583,322	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended June 30, 2023			As of June 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$7,661	$7,661	$—	$—	—%
2011	3,838	2,911	933	1,148	88.6%
2012	4,401	3,474	904	2,822	42.0%
2013	9,618	8,424	783	6,624	40.5%
2014	5,983	3,588	1,308	17,219	6.7%
2015	5,323	2,774	445	22,190	3.9%
2016	9,781	5,141	935	38,939	4.1%
2017	16,059	9,175	1,524	51,617	5.5%
2018	24,267	13,287	(468)	103,689	4.0%
2019	44,135	23,853	1,428	196,740	3.8%
2020	52,308	27,263	1,855	230,967	3.7%
2021	49,660	28,831	(6,322)	226,694	3.9%
2022	67,843	46,166	(10,489)	477,683	3.1%
2023	34,939	25,640	5,742	425,692	2.9%
Subtotal	335,816	208,188	(1,422)	1,802,024	3.8%
Europe:
ZBA	14	14	—	—	—%
2013	14,968	13,342	(2,475)	136,517	3.2%
2014	14,483	11,492	(1,262)	126,193	3.0%
2015	9,364	7,019	(336)	94,405	2.5%
2016(1)	10,031	6,489	360	75,211	2.8%
2017	13,098	7,613	(16)	131,793	1.9%
2018	12,709	8,217	(2,291)	171,570	1.6%
2019	14,189	8,103	1,807	143,331	1.9%
2020	9,585	6,074	2,597	91,317	2.2%
2021	14,850	10,402	1,570	184,929	1.9%
2022	17,998	10,518	(4,169)	216,668	1.6%
2023	8,049	3,713	2,151	124,221	1.3%
Subtotal	139,338	92,996	(2,064)	1,496,155	2.1%
Other geographies:(2)
All vintages	1,368	—	—	32,807	—%
Subtotal	1,368	—	—	32,807	—%
Total	$476,522	$301,184	$(3,486)	$3,330,986	3.0%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2024			As of June 30, 2024
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,364	$12,364	$—	$—	—%
2011	5,177	4,885	116	827	88.6%
2012	5,749	5,765	(433)	2,062	42.0%
2013	14,254	12,617	710	4,674	40.5%
2014	8,560	6,082	37	13,830	6.7%
2015	8,217	4,229	1,436	16,487	3.9%
2016	14,667	7,816	1,499	28,150	4.2%
2017	21,143	13,199	320	35,164	5.5%
2018	34,722	18,684	1,277	69,006	4.0%
2019	60,921	33,948	(2,262)	131,559	3.8%
2020	70,656	38,325	(2,409)	152,393	3.7%
2021	73,744	37,964	4,307	144,167	3.9%
2022	138,437	67,738	(7,198)	320,275	3.1%
2023	245,264	148,228	6,903	699,893	3.3%
2024	52,232	42,133	606	462,940	3.6%
Subtotal	766,107	453,977	4,909	2,081,427	3.7%
Europe:
ZBA	2	2	—	—	—%
2013	27,119	23,636	(3,746)	117,380	3.2%
2014	25,641	20,774	(2,964)	110,338	3.0%
2015	17,067	12,754	(1,194)	82,684	2.5%
2016(1)	15,837	11,594	(40)	71,414	2.8%
2017	20,810	13,043	(1,506)	109,673	1.9%
2018	22,491	14,017	(6,498)	140,202	1.6%
2019	24,247	14,324	(631)	121,170	1.9%
2020	16,330	10,642	(100)	76,681	2.2%
2021	27,279	18,039	(645)	153,377	1.9%
2022	33,586	17,769	(703)	178,896	1.6%
2023	45,751	20,846	3,419	222,685	1.5%
2024	13,761	6,365	1,693	94,950	2.2%
Subtotal	289,921	183,805	(12,915)	1,479,450	2.0%
Other geographies:(2)
All vintages	1,587	—	1,351	22,445	—%
Subtotal	1,587	—	1,351	22,445	—%
Total	$1,057,615	$637,782	$(6,655)	$3,583,322	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2023			As of June 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$14,943	$14,943	$—	$—	—%
2011	7,207	6,367	663	1,148	88.6%
2012	8,669	7,262	1,140	2,822	42.0%
2013	18,709	17,382	551	6,624	40.5%
2014	11,051	7,395	1,531	17,219	6.7%
2015	10,714	5,793	752	22,190	3.9%
2016	19,690	10,769	1,323	38,939	4.1%
2017	33,109	19,269	3,047	51,617	5.5%
2018	51,045	28,079	(2,058)	103,689	4.0%
2019	93,342	50,119	3,360	196,740	3.8%
2020	110,805	57,509	3,145	230,967	3.7%
2021	104,148	60,751	(9,717)	226,694	3.9%
2022	138,723	95,302	(19,288)	477,683	3.1%
2023	42,331	31,822	9,773	425,692	2.9%
Subtotal	664,486	412,762	(5,778)	1,802,024	3.8%
Europe:
ZBA	16	16	—	—	—%
2013	30,375	26,571	(3,371)	136,517	3.2%
2014	28,313	22,892	(1,692)	126,193	3.0%
2015	18,065	13,999	(1,057)	94,405	2.5%
2016(1)	19,378	13,037	46	75,211	2.8%
2017	26,212	15,370	(709)	131,793	1.9%
2018	24,669	16,537	(4,855)	171,570	1.6%
2019	28,074	16,361	490	143,331	1.9%
2020	19,944	12,289	2,869	91,317	2.2%
2021	30,929	20,897	1,226	184,929	1.9%
2022	35,430	21,100	(3,548)	216,668	1.6%
2023	10,721	5,027	3,392	124,221	1.3%
Subtotal	272,126	184,096	(7,209)	1,496,155	2.1%
Other geographies:(2)
All vintages	2,266	—	—	32,807	—%
Subtotal	2,266	—	—	32,807	—%
Total	$938,878	$596,858	$(12,987)	$3,330,986	3.0%
____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues remained relatively consistent during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Service revenues decreased by approximately $2.1 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily attributable to reduced demand from BPO clients.
Other revenues increased during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, primarily driven by increase of gains recognized on the sale of real estate assets.

Operating Expenses
The following tables summarize operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$106,608	$95,855	$10,753	11.2%
Cost of legal collections	64,249	57,150	7,099	12.4%
General and administrative expenses	36,779	34,529	2,250	6.5%
Other operating expenses	30,845	26,349	4,496	17.1%
Collection agency commissions	7,504	10,387	(2,883)	(27.8)%
Depreciation and amortization	7,461	10,702	(3,241)	(30.3)%
Total operating expenses	$253,446	$234,972	$18,474	7.9%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$210,792	$199,705	$11,087	5.6%
Cost of legal collections	122,970	111,251	11,719	10.5%
General and administrative expenses	73,020	72,494	526	0.7%
Other operating expenses	61,212	53,905	7,307	13.6%
Collection agency commissions	14,938	18,537	(3,599)	(19.4)%
Depreciation and amortization	15,309	21,572	(6,263)	(29.0)%
Total operating expenses	$498,241	$477,464	$20,777	4.4%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. The foreign currency translation effect was immaterial to our operating results during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $7.8 million primarily due to an increase in overall headcount; and
•An increase in employee benefits and payroll taxes of approximately $2.1 million.
The increase in salaries and employee benefits during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $7.7 million primarily due to an increase in overall headcount; and
•An increase in employee benefits and payroll taxes of approximately $3.3 million.

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
The following tables summarize our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Court costs	$41,881	$33,009	$8,872	26.9%
Legal collection fees	22,368	24,141	(1,773)	(7.3)%
Total cost of legal collections	$64,249	$57,150	$7,099	12.4%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Court costs	$79,968	$63,026	$16,942	26.9%
Legal collection fees	43,002	48,225	(5,223)	(10.8)%
Total cost of legal collections	$122,970	$111,251	$11,719	10.5%
The increases of cost of legal collections during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to increased legal placement in this channel in the U.S. The increases were partially offset by decreased contingent fees paid to our external network of attorneys as we grow our legal collection activities through our internal legal channel.
General and Administrative Expenses
The increase in general and administrative expense during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, was primarily due to the following reasons:
•Approximately $1.5 million of increased general and administrative expense include costs associated with our information technology, and consulting fees.
The increase in general and administrative expense during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, was primarily due to the following reasons:
•An increase in information technology expenses of approximately $3.1 million; and
•The increase was partially offset by a decrease in legal expenses of approximately $1.9 million and a decrease in consulting fees of approximately $1.2 million.
Other Operating Expenses
The increase in other operating expenses during the three months and six months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to an increase in postage and printing expenses of approximately $2.8 million and $4.9 million, respectively.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions decreased by approximately $2.9 million and $3.6 million during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. The decreases were primarily due to fewer accounts placed with external agencies and favorable commission rates received from such agencies in Europe.

Depreciation and Amortization
The decrease in depreciation and amortization expenses during the three and six months ended June 30, 2024, as compared to three and six months ended June 30, 2023, was primarily due to smaller depreciable and amortizable asset balances during the three and six months ended June 30, 2024, as compared to three and six months ended June 30, 2023. Depreciation expenses and amortization expenses decreased by approximately $2.1 million and $1.1 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and by approximately $3.9 million and $2.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, respectively.
Interest Expense
The following tables summarize our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Stated interest on debt obligations	$57,163	$45,917	$11,246	24.5%
Amortization of debt issuance costs	3,780	3,706	74	2.0%
Amortization of debt discount	433	360	73	20.3%
Total interest expense	$61,376	$49,983	$11,393	22.8%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Stated interest on debt obligations	$109,201	$88,158	$21,043	23.9%
Amortization of debt issuance costs	7,080	7,950	(870)	(10.9)%
Amortization of debt discount	860	710	150	21.1%
Total interest expense	$117,141	$96,818	$20,323	21.0%
The increase in interest expense during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $5.7 million; and
•The effect resulting from rising interest rates of approximately $5.0 million.
The increase in interest expense during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $11.7 million;
•The effect resulting from rising interest rates of approximately $7.8 million; and
•An unfavorable impact of foreign currency translation of approximately $0.7 million driven by the weakening of the U.S. dollar against the British Pound.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $2.0 million and $4.7 million during the three and six months ended June 30, 2024, respectively. Other expenses, net, was $1.8 million and $0.1 million during the three and six months ended June 30, 2023, respectively. Interest income included in other income, net of other expense, was approximately $1.8 million and $3.1 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2023, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$10,329	$10,029	$17,582	$16,438
Effective tax rate	24.3%	27.6%	24.1%	26.8%

For the three and six months ended June 30, 2024, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes. For the three months ended June 30, 2023 the difference between our effective tax rate and the federal statutory rate was primarily due to state taxes and a foreign adjustment. For the six months ended June 30, 2023, the difference between our effective tax rate and the federal statutory rate was primarily due to state income taxes, an accrual related to state tax filing positions, and other foreign adjustments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net income, as reported	$32,181	$26,305	$55,420	$44,931
Adjustments:
Interest expense	61,376	49,983	117,141	96,818
Interest income	(1,760)	(1,123)	(3,128)	(2,067)
Provision for income taxes	10,329	10,029	17,582	16,438
Depreciation and amortization	7,461	10,702	15,309	21,572
Net gain on derivative instruments(1)	(78)	—	(273)	—
Stock-based compensation expense	4,637	3,873	7,994	7,925
Acquisition, integration and restructuring related expenses(2)	1,883	454	4,202	5,980
Adjusted EBITDA	$116,029	$100,223	$214,247	$191,597
Collections applied to principal balance(3)	$228,923	$190,658	$443,474	$373,639
_______________________
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
(3)Collections applied to principal balance is calculated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collections applied to investment in receivable portfolios, net	$224,798	$175,338	$419,833	$342,020
Changes in recoveries	(5,754)	3,486	6,655	12,987
REO proceeds applied to basis	9,879	11,834	16,986	18,632
Collections applied to principal balance	$228,923	$190,658	$443,474	$373,639

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2024
		<2015	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total(2)	CCMM(3)
United States:
<2015	$3,762,057	$7,258,767	$1,076,324	$739,743	$519,613	$372,705	$290,351	$216,962	$186,927	$140,814	$112,180	$46,104	$10,960,490	2.9
2015	499,034	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	19,518	8,217	894,115	1.8
2016	552,971	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	14,667	1,093,495	2.0
2017	527,448	—	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	21,143	1,184,850	2.2
2018	629,246	—	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	34,722	1,332,795	2.1
2019	675,193	—	—	—	—	—	174,693	416,315	400,250	256,444	164,106	60,921	1,472,729	2.2
2020	537,806	—	—	—	—	—	—	213,450	430,514	311,573	194,522	70,656	1,220,715	2.3
2021	403,820	—	—	—	—	—	—	—	120,354	240,605	188,895	73,744	623,598	1.5
2022	549,939	—	—	—	—	—	—	—	—	98,277	268,516	138,437	505,230	0.9
2023	808,606	—	—	—	—	—	—	—	—	—	184,182	245,264	429,446	0.5
2024	472,440	—	—	—	—	—	—	—	—	—	—	52,232	52,232	0.1
Subtotal	9,418,560	7,258,767	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	766,107	19,769,695	2.1
Europe:
<2015	1,242,208	519,115	410,256	322,275	284,799	261,696	218,565	177,458	178,076	134,094	112,284	52,760	2,671,378	2.2
2015	419,941	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	36,249	17,069	666,175	1.6
2016	258,218	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	15,837	482,488	1.9
2017	461,571	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	20,810	644,822	1.4
2018	432,258	—	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	22,491	460,981	1.1
2019	273,354	—	—	—	—	—	44,118	80,502	88,448	63,607	54,544	24,247	355,466	1.3
2020	116,227	—	—	—	—	—	—	22,721	59,803	45,757	37,363	16,330	181,974	1.6
2021	255,788	—	—	—	—	—	—	—	43,082	66,529	58,515	27,279	195,405	0.8
2022	244,508	—	—	—	—	—	—	—	—	36,957	70,385	33,586	140,928	0.6
2023	259,255	—	—	—	—	—	—	—	—	—	40,975	45,751	86,726	0.3
2024	101,071	—	—	—	—	—	—	—	—	—	—	13,761	13,761	0.1
Subtotal	4,064,399	519,115	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	289,921	5,900,104	1.5
Other geographies(4):
All vintages	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	1,587	547,823	1.6
Subtotal	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	1,587	547,823	1.6
Total	$13,823,242	$7,818,175	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$1,057,615	$26,217,622	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2024, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through June 30, 2024 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2015(4)	$3,762,057	$10,960,490	$207,956	$11,168,446	3.0
2015	499,034	894,115	35,948	930,063	1.9
2016	552,971	1,093,495	63,125	1,156,620	2.1
2017	527,448	1,184,850	97,251	1,282,101	2.4
2018	629,246	1,332,795	158,752	1,491,547	2.4
2019	675,193	1,472,729	287,917	1,760,646	2.6
2020	537,806	1,220,715	332,948	1,553,663	2.9
2021	403,820	623,598	326,333	949,931	2.4
2022	549,939	505,230	624,070	1,129,300	2.1
2023	808,606	429,446	1,465,815	1,895,261	2.3
2024	472,440	52,232	1,054,219	1,106,451	2.3
Subtotal	9,418,560	19,769,695	4,654,334	24,424,029	2.6
Europe:
<2015(4)	1,242,208	2,671,378	878,629	3,550,007	2.9
2015(4)	419,941	666,175	248,229	914,404	2.2
2016	258,218	482,488	201,563	684,051	2.6
2017	461,571	644,822	254,462	899,284	1.9
2018	432,258	460,981	295,164	756,145	1.7
2019	273,354	355,466	275,125	630,591	2.3
2020	116,227	181,974	178,427	360,401	3.1
2021	255,788	195,405	335,326	530,731	2.1
2022	244,508	140,928	340,343	481,271	2.0
2023	259,255	86,726	394,250	480,976	1.9
2024	101,071	13,761	201,534	215,295	2.1
Subtotal	4,064,399	5,900,104	3,603,052	9,503,156	2.3
Other geographies(5):
All vintages	340,283	547,823	37,250	585,073	1.7
Subtotal	340,283	547,823	37,250	585,073	1.7
Total	$13,823,242	$26,217,622	$8,294,636	$34,512,258	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2024, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2024(3)	2025	2026	2027	2028	2029	2030	2031	2032	>2032	Total(2)
United States:
<2015(4)	$38,533	$58,714	$38,598	$26,309	$17,856	$11,777	$7,542	$4,597	$2,623	$1,407	$207,956
2015	6,871	9,795	5,991	4,107	2,895	2,043	1,444	1,024	727	1,051	35,948
2016	12,036	17,412	10,425	7,097	4,990	3,515	2,481	1,754	1,244	2,171	63,125
2017	17,128	25,454	17,199	11,461	7,886	5,560	3,930	2,786	1,980	3,867	97,251
2018	27,044	41,484	28,664	19,501	12,869	8,860	6,255	4,429	3,146	6,500	158,752
2019	51,947	76,066	51,099	34,584	23,530	15,622	10,805	7,611	5,375	11,278	287,917
2020	57,218	87,517	60,147	40,788	27,821	18,927	12,644	8,799	6,206	12,881	332,948
2021	55,932	84,808	59,634	39,528	26,912	18,603	12,845	8,783	6,114	13,174	326,333
2022	114,847	167,328	106,768	73,089	49,315	34,393	24,376	17,385	12,171	24,398	624,070
2023	214,697	396,785	275,893	179,070	124,500	85,528	59,727	41,584	29,094	58,937	1,465,815
2024	130,057	262,344	224,349	136,061	90,875	64,402	45,013	31,854	22,297	46,967	1,054,219
Subtotal	726,310	1,227,707	878,767	571,595	389,449	269,230	187,062	130,606	90,977	182,631	4,654,334
Europe:
<2015(4)	51,328	96,519	87,541	80,181	73,980	68,735	62,895	57,637	52,996	246,817	878,629
2015(4)	15,862	29,406	26,727	24,297	21,709	19,564	17,557	15,742	14,425	62,940	248,229
2016	18,694	26,578	24,165	21,434	17,798	15,601	13,654	11,949	10,096	41,594	201,563
2017	19,335	34,701	30,204	27,110	22,695	19,935	17,302	15,098	13,142	54,940	254,462
2018	22,359	39,082	34,531	30,824	27,135	23,682	20,356	17,802	15,455	63,938	295,164
2019	22,533	40,928	33,514	28,229	23,615	20,655	17,894	15,512	13,643	58,602	275,125
2020	18,319	28,589	24,683	19,442	14,779	12,117	10,507	8,612	7,474	33,905	178,427
2021	27,740	50,308	44,682	38,821	33,225	26,967	21,541	18,151	15,709	58,182	335,326
2022	31,461	56,017	47,484	40,066	32,622	26,720	21,436	17,313	14,441	52,783	340,343
2023	39,982	69,598	57,396	47,666	38,834	30,852	24,365	19,724	16,004	49,829	394,250
2024	19,042	38,281	30,757	24,473	19,579	15,288	11,891	9,338	7,578	25,307	201,534
Subtotal	286,655	510,007	441,684	382,543	325,971	280,116	239,398	206,878	180,963	748,837	3,603,052
Other geographies(5):
All vintages	3,120	5,542	4,606	3,999	3,482	3,143	2,813	2,477	2,094	5,974	37,250
Subtotal	3,120	5,542	4,606	3,999	3,482	3,143	2,813	2,477	2,094	5,974	37,250
Portfolio ERC	1,016,085	1,743,256	1,325,057	958,137	718,902	552,489	429,273	339,961	274,034	937,442	8,294,636
REO ERC(6)	15,650	24,826	25,645	15,882	11,716	4,081	3,268	992	—	—	102,060
Total ERC	$1,031,735	$1,768,082	$1,350,702	$974,019	$730,618	$556,570	$432,541	$340,953	$274,034	$937,442	$8,396,696
________________________
(1)As of June 30, 2024, ERC for Zero Basis Portfolios include approximately $48.0 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $41.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of June 30, 2024, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$4,321,166	$4,558,660
Europe	2,573,918	3,085,743
Other geographies	27,995	33,697
Portfolio ERC	6,923,079	7,678,100
REO ERC	101,742	102,060
Total ERC	$7,024,821	$7,780,160
(3)Amount for 2024 consists of six months data from July 1, 2024 to December 31, 2024.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned assets ERC includes approximately $101.3 million and $0.7 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of June 30, 2024, we had $3.6 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2024(1)	$289,408	$110,880	$2,489	$402,777
2025	544,670	195,235	4,432	744,337
2026	417,457	169,899	3,669	591,025
2027	259,549	147,982	3,180	410,711
2028	173,761	123,693	2,756	300,210
2029	119,395	105,391	2,456	227,242
2030	82,944	88,414	2,184	173,542
2031	58,486	76,028	1,279	135,793
2032	41,240	67,848	—	109,088
2033	29,250	62,290	—	91,540
2034	21,010	58,851	—	79,861
2035	15,655	57,431	—	73,086
2036	12,238	57,589	—	69,827
2037	9,377	59,388	—	68,765
2038	5,653	65,162	—	70,815
2039	1,334	33,261	—	34,595
2040	—	108	—	108
Total	$2,081,427	$1,479,450	$22,445	$3,583,322
________________________
(1)Amount for 2024 consists of six months data from July 1, 2024 to December 31, 2024.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Net cash provided by operating activities	$86,697	$62,623
Net cash used in investing activities	(131,886)	(214,246)
Net cash provided by financing activities	139,492	190,626
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.

Net cash provided by operating activities was $86.7 million and $62.6 million during the six months ended June 30, 2024 and 2023, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Changes in recoveries increased the operating cash flows by $6.7 million and $13.0 million during the six months ended June 30, 2024 and 2023, respectively. Refer to “Note 5: Investment in Receivable Portfolios, Net” in the notes to our consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $131.9 million and $214.2 million during the six months ended June 30, 2024 and 2023, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $567.0 million and $544.7 million during the six months ended June 30, 2024 and 2023, respectively. Collection proceeds applied to the investment in receivable portfolios, were $419.8 million and $342.0 million during the six months ended June 30, 2024 and 2023, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $139.5 million and $190.6 million during the six months ended June 30, 2024 and 2023, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $393.5 million and $444.8 million during the six months ended June 30, 2024 and 2023, respectively. Repayments of amounts outstanding under our credit facilities were $1,234.2 million and $259.8 million during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we issued two $500.0 million senior secured notes that mature in 2029 and 2030, respectively. We used a portion of the proceeds from the senior secured notes issuance to repay drawings under our Global Senior Facility. During the six months ended June 30, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $192.5 million of the proceeds from the convertible senior notes to partially repurchase our exchangeable senior notes due 2023.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $1,203.0 million as of June 30, 2024.
In March 2024, we issued $500.0 million in aggregate principal amount of 9.250% Senior Secured Notes due 2029 at an issue price of 100.000% through a private placement offering. Additionally, in May 2024, we issued $500.0 million in aggregate principal amount of 8.500% Senior Secured Notes due 2030 at an issue price of 100.000% through a separate private placement offering.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and six months ended June 30, 2024 and 2023, the Company did not make any repurchases under the share repurchase program. Our practice is to retire the shares repurchased. As of June 30, 2024, authorization for $91.9 million of share repurchases remained under the share repurchase program.

Our cash and cash equivalents as of June 30, 2024, consisted of $83.3 million held by U.S.-based entities and $167.3 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $20.9 million as of June 30, 2024.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of June 30, 2024, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Interest Rates. As of June 30, 2024, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 - Other Information
During the quarterly period ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

4.1
Indenture dated May 21, 2024 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for 2030 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 21, 2024)

10.1+	International Assignment Agreement with John Yung dated July 31, 2023

10.2+	Non-Employee Director Compensation Program Guidelines, effective June 7, 2024

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

Date: August 7, 2024