Form 10-Q
period 2024-09-30
ENCORE CAPITAL GROUP INC
filed 2024-11-06
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2024
Common Stock, $0.01 par value	23,691,291 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$247,353	$158,364
Investment in receivable portfolios, net	3,719,260	3,468,432
Property and equipment, net	103,550	103,959
Other assets	295,422	293,256
Goodwill	628,131	606,475
Total assets	$4,993,716	$4,630,486
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$222,841	$189,928
Borrowings	3,550,574	3,318,031
Other liabilities	172,196	185,989
Total liabilities	3,945,611	3,693,948
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,691 and 23,545 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	237	235
Additional paid-in capital	17,016	11,052
Accumulated earnings	1,135,234	1,049,171
Accumulated other comprehensive loss	(104,382)	(123,920)
Total stockholders’ equity	1,048,105	936,538
Total liabilities and stockholders’ equity	$4,993,716	$4,630,486
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

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$28,740	$24,472
Investment in receivable portfolios, net	818,540	717,556
Other assets	5,485	19,358
Liabilities
Accounts payable and accrued liabilities	2,129	1,854
Borrowings	484,105	494,925
Other liabilities	2,915	2,452
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Revenue from receivable portfolios	$328,119	$302,687	$965,901	$899,545
Changes in recoveries	12,675	(17,067)	6,020	(30,054)
Total debt purchasing revenue	340,794	285,620	971,921	869,491
Servicing revenue	22,772	19,893	64,258	63,486
Other revenues	3,505	4,106	14,563	12,316
Total revenues	367,071	309,619	1,050,742	945,293
Operating expenses
Salaries and employee benefits	107,502	95,067	318,294	294,772
Cost of legal collections	67,339	56,274	190,309	167,525
General and administrative expenses	38,808	35,559	111,828	108,053
Other operating expenses	31,804	27,959	93,016	81,864
Collection agency commissions	7,370	8,046	22,308	26,583
Depreciation and amortization	8,158	11,196	23,467	32,768
Total operating expenses	260,981	234,101	759,222	711,565
Income from operations	106,090	75,518	291,520	233,728
Other expense
Interest expense	(66,906)	(50,558)	(184,047)	(147,376)
Other income	1,578	5,103	6,291	5,080
Total other expense	(65,328)	(45,455)	(177,756)	(142,296)
Income before income taxes	40,762	30,063	113,764	91,432
Provision for income taxes	(10,119)	(10,724)	(27,701)	(27,162)
Net income	$30,643	$19,339	$86,063	$64,270

Earnings per share:
Basic	$1.28	$0.82	$3.61	$2.72
Diluted	$1.26	$0.79	$3.54	$2.62

Weighted average shares outstanding:
Basic	23,912	23,712	23,859	23,644
Diluted	24,407	24,382	24,324	24,535

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$30,643	$19,339	$86,063	$64,270
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivative instruments:
Unrealized loss on derivative instruments	(23,315)	(6,310)	(18,571)	(12,401)
Income tax effect	6,014	(1,903)	2,241	(774)
Unrealized loss on derivative instruments, net of tax	(17,301)	(8,213)	(16,330)	(13,175)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	42,237	(50,121)	34,945	(16,581)
Income tax effect	640	(257)	923	(919)
Unrealized gain (loss) on foreign currency translation, net of tax	42,877	(50,378)	35,868	(17,500)
Other comprehensive income (loss), net of tax:	25,576	(58,591)	19,538	(30,675)
Total comprehensive income (loss)	$56,219	$(39,252)	$105,601	$33,595
See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Equity
	Shares	Par
Balance as of June 30, 2024	23,691	$237	$13,257	$1,104,591	$(129,958)	$988,127
Net income	—	—	—	30,643	—	30,643
Other comprehensive income, net of tax	—	—	—	—	25,576	25,576
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	22	—	—	22
Stock-based compensation	—	—	3,737	—	—	3,737
Balance as of September 30, 2024	23,691	$237	$17,016	$1,135,234	$(104,382)	$1,048,105

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of June 30, 2023	23,485	$235	$3,906	$1,300,594	$(70,900)	$1,233,835
Net income	—	—	—	19,339	—	19,339
Other comprehensive loss, net of tax	—	—	—	—	(58,591)	(58,591)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	44	—	1,105	—	—	1,105
Stock-based compensation	—	—	3,092	—	—	3,092
Exercise of capped call options	—	—	2,371	—	—	2,371
Settlement of convertible notes	—	—	(2,368)	—	—	(2,368)
Balance as of September 30, 2023	23,529	$235	$8,106	$1,319,933	$(129,491)	$1,198,783

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Equity
	Shares	Par
Balance as of December 31, 2023	23,545	$235	$11,052	$1,049,171	$(123,920)	$936,538
Net income	—	—	—	86,063	—	86,063
Other comprehensive income, net of tax	—	—	—	—	19,538	19,538
Issuance of share-based awards, net of shares withheld for employee taxes	146	2	(5,767)	—	—	(5,765)
Stock-based compensation	—	—	11,731	—	—	11,731
Balance as of September 30, 2024	23,691	$237	$17,016	$1,135,234	$(104,382)	$1,048,105

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$1,179,627
Net income	—	—	—	64,270	—	64,270
Other comprehensive loss, net of tax	—	—	—	—	(30,675)	(30,675)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	206	2	(5,217)	—	—	(5,215)
Stock-based compensation	—	—	11,017	—	—	11,017
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind and exercise of capped call options	—	—	30,913	—	—	30,913
Settlement of convertible notes	—	—	(14,742)	(22,547)	—	(37,289)
Balance as of September 30, 2023	23,529	$235	$8,106	$1,319,933	$(129,491)	$1,198,783

See accompanying notes

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$86,063	$64,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,467	32,768
Other non-cash interest expense, net	12,379	12,526
Stock-based compensation expense	11,731	11,017
Deferred income taxes	1,718	952
Changes in recoveries	(6,020)	30,054
Other, net	7,477	(1,958)
Changes in operating assets and liabilities
Other assets	(35,277)	(21,820)
Accounts payable, accrued liabilities and other liabilities	31,086	(11,598)
Net cash provided by operating activities	132,624	116,211
Investing activities:
Purchases of receivable portfolios, net of put-backs	(844,868)	(772,101)
Collections applied to investment in receivable portfolios	641,982	504,672
Purchases of property and equipment	(20,451)	(16,765)
Other, net	47,632	13,468
Net cash used in investing activities	(175,705)	(270,726)
Financing activities:
Payment of loan and debt refinancing costs	(18,164)	(8,224)
Proceeds from credit facilities	458,844	630,079
Repayment of credit facilities	(1,292,578)	(446,724)
Proceeds from senior secured notes	1,000,000	—
Repayment of senior secured notes	(29,310)	(29,310)
Proceeds from issuance of convertible senior notes	—	230,000
Repayment of exchangeable senior notes	—	(212,480)
Proceeds from convertible hedge instruments, net	—	12,421
Other, net	11,695	(16,890)
Net cash provided by financing activities	130,487	158,872
Net increase in cash and cash equivalents	87,406	4,357
Effect of exchange rate changes on cash and cash equivalents	1,583	(3,558)
Cash and cash equivalents, beginning of period	158,364	143,912
Cash and cash equivalents, end of period	$247,353	$144,711

Supplemental disclosure of cash information:
Cash paid for interest	$138,951	$120,113
Cash paid for taxes, net of refunds	61,255	50,605
Supplemental schedule of non-cash investing activities:
Investment in receivable portfolios transferred to real estate owned	$4,617	$9,558

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
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$30,643	$19,339	$86,063	$64,270
Shares:
Total weighted-average basic shares outstanding	23,912	23,712	23,859	23,644
Dilutive effect of stock-based awards	89	165	103	191
Dilutive effect of convertible and exchangeable senior notes	406	505	362	700
Total weighted-average dilutive shares outstanding	24,407	24,382	24,324	24,535

Basic earnings per share	$1.28	$0.82	$3.61	$2.72
Diluted earnings per share	$1.26	$0.79	$3.54	$2.62
There were no anti-dilutive employee stock options outstanding during the three and nine months ended September 30, 2024 and 2023.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$286	$—	$286
Cross-currency swap agreements	—	15,090	—	15,090
Liabilities
Foreign currency exchange contracts	—	(7,225)	—	(7,225)
Interest rate swap agreements	—	(22,782)	—	(22,782)
Cross-currency swap agreements	—	(26,103)	—	(26,103)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$16,950	$—	$16,950
Cross-currency swap agreements	—	361	—	361
Liabilities
Interest rate swap agreements	—	(22,510)	—	(22,510)
Cross-currency swap agreements	—	(28,039)	—	(28,039)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. These assets include real estate-owned assets classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $49.7 million and $70.6 million as of September 30, 2024 and December 31, 2023, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Investment in receivable portfolios, net	$3,719,260	$3,753,299	$3,468,432	$3,515,651
Financial Liabilities
Global senior secured revolving credit facility	7,000	7,000	816,880	816,880
Encore private placement notes	—	—	29,310	28,922
Senior secured notes(1)	2,694,757	2,740,267	1,649,621	1,598,636
Convertible senior notes due October 2025	100,000	128,748	100,000	136,403
Convertible senior notes due March 2029	230,000	231,990	230,000	226,794
Cabot securitisation senior facility	341,041	341,041	324,646	324,646
U.S. facility	150,000	150,000	175,000	175,000
Other borrowings	68,946	68,946	24,904	24,904
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$286	Other assets	$14,564
Interest rate swap agreements	Other liabilities	(22,782)	Other liabilities	(22,510)
Cross-currency swap agreements	Other assets	15,090	Other assets	361
Cross-currency swap agreements	Other liabilities	(26,103)	Other liabilities	(28,039)
Derivatives not designated as hedging instruments:
Interest rate cap contracts	—	—	Other assets	2,386
Foreign currency exchange contracts	Other liabilities	(7,225)	—	—
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
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s consolidated statements of financial condition:

September 30, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$341.0 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$111.4 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$462.1 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
Cross-currency swap agreements
2020 Euro Swaps	September 2020	October 2025	Fair value hedge	$389.8 million	—
2023 GBP Swaps	July 2023	February 2026	Fair value hedge	$401.2 million	—

December 31, 2023
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2019 Cap	January 2020	June 2024	Cash flow hedge	$441.5 million	3-month EURIBOR
2021 Cap(1)	November 2021	September 2024	Cash flow hedge	$318.3 million	SONIA
2024 Cap	September 2024	September 2026	Cash flow hedge	$324.6 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$110.4 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$458.1 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
Cross-currency swap agreements
2020 Euro Swaps	September 2020	October 2025	Fair value hedge	$386.3 million	—
2023 GBP Swaps	July 2023	February 2026	Fair value hedge	$381.9 million	—
_______________________
(1)The total notional amount of the 2021 Cap was $445.6 million, of which $318.3 million was hedge designated and $127.3 million was not hedge designated as of December 31, 2023.
As discussed in “Note 7: Borrowings,” on October 15, 2024, the Company fully redeemed its Senior Secured Notes due October 2025 (the “2025 Notes”). In connection with the early redemption of the 2025 Notes, the Company settled the corresponding 2020 Euro Swaps on the same date for approximately $33.8 million. As a result of the early settlement, the Company reclassed the remaining OCI balance associated with the 2020 Euro Swaps of approximately $0.8 million into interest expense during the fourth quarter of 2024. Other than stated above, the settlement payment of the 2020 Euro Swaps will not result in any income statement recognition during the fourth quarter of 2024.
The Company expects to reclassify approximately $5.7 million of net derivative loss from OCI into earnings relating to its cash flow designated derivatives within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.
The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	(Loss) Gain Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Interest rate swap agreements	$(15,272)	$—	Interest expense	$1,078	$—
Interest rate cap contracts	(2,460)	(9,578)	Interest expense	(382)	(424)
Cross-currency swap agreements	29,718	(26,811)	Interest expense	(997)	(925)
			Other income (expense)	35,602	(32,401)

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Gain (Loss) Reclassified from OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Interest rate swap agreements	$2,001	$—	Interest expense	$2,273	$—
Interest rate cap contracts	(14,288)	(13,079)	Interest expense	(1,758)	(1,265)
Cross-currency swap agreements	12,419	(26,641)	Interest expense	(4,534)	(3,828)
			Other income (expense)	22,722	(25,897)
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
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Interest rate cap contract	Other (expense) income	$(7)	$(215)	$267	$(215)
Foreign currency exchange contract	Other expense	(8,098)	—	(7,225)	—
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

Investment in receivable portfolios, net consists of the following as of the dates presented (in thousands):

	September 30, 2024	December 31, 2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,719,260	3,468,432
Balance, end of period	$3,719,260	$3,468,432
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$3,583,322	$3,330,986	$3,468,432	$3,088,261
Negative allowance for expected recoveries - current period purchases (1)	282,485	230,559	856,891	781,315
Collections applied to investment in receivable portfolios, net (2)	(222,149)	(162,652)	(641,982)	(504,672)
Changes in recoveries (3)	12,675	(17,067)	6,020	(30,054)
Put-backs and recalls	(4,577)	(3,179)	(12,023)	(9,214)
Disposals and transfers to real estate owned	(7,055)	(3,314)	(10,153)	(9,558)
Foreign currency translation adjustments	74,559	(54,789)	52,075	4,466
Balance, end of period	$3,719,260	$3,320,544	$3,719,260	$3,320,544
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Purchase price	$282,485	$230,559	$856,891	$781,315
Allowance for credit losses	667,584	666,915	1,961,740	2,017,060
Amortized cost	950,069	897,474	2,818,631	2,798,375
Noncredit discount	1,220,316	1,171,383	3,688,070	3,225,837
Face value	2,170,385	2,068,857	6,506,701	6,024,212
Write-off of amortized cost	(950,069)	(897,474)	(2,818,631)	(2,798,375)
Write-off of noncredit discount	(1,220,316)	(1,171,383)	(3,688,070)	(3,225,837)
Negative allowance	282,485	230,559	856,891	781,315
Negative allowance for expected recoveries - current period purchases	$282,485	$230,559	$856,891	$781,315
(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Collections	$550,268	$465,339	$1,607,883	$1,404,217
Less - amounts classified to revenue from receivable portfolios	(328,119)	(302,687)	(965,901)	(899,545)
Collections applied to investment in receivable portfolios, net	$222,149	$162,652	$641,982	$504,672
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recoveries above (below) forecast	$22,962	$(4,274)	$51,258	$(20,109)
Changes in expected future recoveries	(10,287)	(12,793)	(45,238)	(9,945)
Changes in recoveries	$12,675	$(17,067)	$6,020	$(30,054)
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and nine months ended September 30, 2024, over-performed the forecasted collections by approximately $23.0 million and $51.3 million, respectively. Collections during the three and nine months ended September 30, 2023, under-performed the forecasted collections by approximately $4.3 million and $20.1 million, respectively.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2024, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. Most of the current period collections over-performance was from recent vintages acquired in 2023 and 2024 and did not trigger any significant forecasting adjustments to the estimated remaining collections. Therefore, no significant changes in future expected recoveries were recognized as a result of the recurring forecasting process. The Company recognized approximately $7.8 million of negative changes in expected future recoveries during the three and nine months ended September 30, 2024 resulting from the sale of certain secured mortgage portfolios in September 2024. As a result of the above, the Company recorded net negative changes in expected future recoveries of approximately $10.3 million, and $45.2 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recorded approximately $12.8 million and $9.9 million in net negative changes in expected future recoveries, respectively.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$61,063	$67,019
Real estate owned	49,727	70,590
Income tax deposits	44,600	8,735
Prepaid expenses	37,269	32,910
Derivative instruments	15,376	17,311
Deferred tax assets, net	15,149	17,277
Service fee receivables	11,014	9,080
Other	61,224	70,334
Total	$295,422	$293,256
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2024. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2024	December 31, 2023
Global senior secured revolving credit facility	$7,000	$816,880
Encore private placement notes	—	29,310
Senior secured notes	2,698,831	1,654,989
Convertible senior notes	330,000	330,000
Cabot securitisation senior facility	341,041	324,646
U.S. facility	150,000	175,000
Other	68,946	24,904
Finance lease liabilities	1,511	2,818
	3,597,329	3,358,547
Less: debt discount and issuance costs, net of amortization	(46,755)	(40,516)
Total	$3,550,574	$3,318,031
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of September 30, 2024, the Global Senior Facility provided for a total committed facility of $1,203.0 million that matures in September 2027 and included the following key provisions:
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
On October 17, 2024, the Company agreed to amend and restate the Global Senior Facility to, among other things, (1) upsize the facility by $92.0 million from $1,203.0 million to $1,295.0 million, (2) extend the termination date of the facility from September 2027 to September 2028 except for a $22.5 million tranche that will continue to terminate in September 2027, and (3) decrease the interest margin by 0.25% from 2.50% to 2.25%.
The Global Senior Facility is secured by substantially all of the assets of the Company and the guarantors. Pursuant to the terms of an intercreditor agreement entered into with respect to the relative positions of (1) the Global Senior Facility and any super priority hedging liabilities (collectively, “Super Senior Liabilities”) and (2) the Senior Secured Notes, Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
As of September 30, 2024, the outstanding borrowings under the Global Senior Facility were $7.0 million. The weighted average interest rate of the Global Senior Facility was 6.13% and 7.84% for the three months ended September 30, 2024 and 2023, respectively, and 7.87% and 7.48% for the nine months ended September 30, 2024 and 2023, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $1,196.0 million as of September 30, 2024.

Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). The Encore Private Placement Notes bore an annual interest rate of 5.625%, and required quarterly principal payments of $9.8 million. The covenants and material terms for the Encore Private Placement Notes were substantially similar to those for the Global Senior Facility. The Encore Private Placement Notes matured in August 2024.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	September 30, 2024	December 31, 2023	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
2025 Notes	$389,755	$386,324	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
2026 Notes	401,225	381,937	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
2028 Notes	334,354	318,280	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
2028 Floating Rate Notes	573,497	568,448	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
2029 Notes	500,000	—	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
2030 Notes	500,000	—	USD	May 15, 2030	May 15, Nov 15	8.500%
	$2,698,831	$1,654,989
_______________________
(1)Interest rate is based on three-month EURIBOR (subject to a 0% floor) plus 4.250% per annum, resets quarterly.
The Senior Secured Notes are secured by the same collateral as the Global Senior Facility. The guarantees provided in respect of the Senior Secured Notes are pari passu with the guarantee given in respect of the Global Senior Facility. Subject to the intercreditor agreement described above under the section “Global Senior Secured Revolving Credit Facility,” Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
The 2028 Floating Rate Notes had a weighted average interest rate of 7.97% and 7.83% for the three months ended September 30, 2024 and 2023, respectively, and 8.11% and 7.17% for the nine months ended September 30, 2024 and 2023, respectively. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the 2028 Floating Rate Notes including the effect of the hedging instruments was 7.47% and 4.38% for the three months ended September 30, 2024 and 2023, respectively, and 5.99% and 4.35% for the nine months ended September 30, 2024 and 2023, respectively.
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
On October 15, 2024, the Company fully redeemed its 2025 Notes at par using drawings from its Global Senior Facility and cash on hand. In connection with the early redemption of the 2025 Notes, the Company also settled the corresponding euro cross currency swap contracts that were due to mature in October 2025 for approximately $33.8 million. Refer to “Note 4: Derivatives and Hedging Instruments” for further detail of the early settlement of the cross currency swap contracts. On October 25, 2024, the Company issued a conditional notice of redemption to redeem its 2026 Notes at par on or around November 15, 2024.

Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	September 30, 2024	December 31, 2023	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$100,000	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$330,000
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
Certain key terms related to the convertible features as of September 30, 2024 are listed below ($ in thousands, except conversion price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)(1)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$18,794	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
_______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on September 30, 2024 using a hypothetical share price based on the closing stock price on September 30, 2024.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
Interest expense related to the Convertible Notes was $3.1 million and $3.2 million during the three months ended September 30, 2024 and 2023, respectively, and $9.4 million and $9.5 million during the nine months ended September 30, 2024 and 2023, respectively.
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

As of September 30, 2024, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $341.0 million based on an exchange rate of $1.00 to £0.75, the exchange rate as of September 30, 2024). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £333.1 million (approximately $445.5 million based on an exchange rate of $1.00 to £0.75, the exchange rate as of September 30, 2024) as of September 30, 2024. The weighted average interest rate of the Cabot Securitisation Senior Facility was 8.22% and 8.13% for the three months ended September 30, 2024 and 2023, respectively, and 8.34% and 7.49% for the nine months ended September 30, 2024 and 2023, respectively. As discussed in “Note 4, Derivatives and Hedging Instruments,” the Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility including the effect of the hedging instruments was 5.88% and 5.35% for the three months ended September 30, 2024 and 2023, respectively, and 5.63% and 5.28% for the nine months ended September 30, 2024 and 2023, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 8: Variable Interest Entities” for further details.
U.S. Facility
In October 2023, an indirect subsidiary of Encore (“U.S. Financing Subsidiary”), entered into a facility for a committed amount of $175.0 million (as amended, the “U.S. Facility”). The Company amended its U.S. Facility, effective September 17, 2024, to extend the maturity date from October 2026 to October 2027 and to increase the committed amount from $175.0 million to $300.0 million. Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.50%.
As of September 30, 2024, the outstanding borrowings under the U.S. Facility were $150.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of September 30, 2024, this included receivables acquired from MCM, the book value of which was approximately $330.8 million. The weighted average interest rate of the U.S. Facility was 8.80% and 8.82% for the three and nine months ended September 30, 2024, respectively. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the U.S. Facility including the effect of the hedging instruments was 7.86% and 7.94% for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2024, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended September 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss)/ Income
Balance at beginning of period	$(2,122)	$(127,836)	$(129,958)
Other comprehensive income before reclassification	11,986	42,237	54,223
Reclassification	(35,301)	—	(35,301)
Tax effect	6,014	640	6,654
Balance at end of period	$(19,423)	$(84,959)	$(104,382)

	Three Months Ended September 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss)/ Income
Balance at beginning of period	$31,532	$(102,432)	$(70,900)
Other comprehensive loss before reclassification	(36,389)	(50,121)	(86,510)
Reclassification	30,079	—	30,079
Tax effect	(1,903)	(257)	(2,160)
Balance at end of period	$23,319	$(152,810)	$(129,491)

	Nine Months Ended September 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss)/ Income
Balance at beginning of period	$(3,093)	$(120,827)	$(123,920)
Other comprehensive income before reclassification	132	34,945	35,077
Reclassification	(18,703)	—	(18,703)
Tax effect	2,241	923	3,164
Balance at end of period	$(19,423)	$(84,959)	$(104,382)

	Nine Months Ended September 30, 2023
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss)/ Income
Balance at beginning of period	$36,494	$(135,310)	$(98,816)
Other comprehensive loss before reclassification	(39,720)	(16,581)	(56,301)
Reclassification	27,319	—	27,319
Tax effect	(774)	(919)	(1,693)
Balance at end of period	$23,319	$(152,810)	$(129,491)
Note 10: Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 24.8% and 24.3%, respectively. For the three and nine months ended September 30, 2023, the Company’s effective tax rate was 35.7% and 29.7%, respectively. For the three and nine months ended September 30, 2024, the difference between the Company’s effective tax rate and the federal statutory rate was primarily due to state income taxes. For the three months ended September 30, 2023 the difference between the Company's effective tax rate and the federal statutory rate was primarily due to the recording of valuation allowances in certain foreign jurisdictions. For the nine months ended September 30, 2023, the difference between the Company's effective tax rate and the federal statutory rate was primarily due to state income taxes, an accrual related to state tax filing positions, and other foreign adjustments.

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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2024 and 2023, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three and nine months ended September 30, 2024. The estimated impact of top-up tax for the quarter was immaterial.
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
As of September 30, 2024, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or any new material legal proceedings during the three and nine months ended September 30, 2024.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2024, the Company has no material reserves for legal matters.
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
As of September 30, 2024, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $466.1 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
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
The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues:
United States	$258,300	$201,550	$717,186	$608,533
Europe
United Kingdom	84,000	73,153	233,152	226,361
Other European countries(1)	24,415	34,916	98,707	110,210
Total Europe	108,415	108,069	331,859	336,571

Other geographies(1)	356	—	1,697	189
Total	$367,071	$309,619	$1,050,742	$945,293
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
The annual goodwill testing date for the reporting units that are included in the portfolio purchasing and recovery reportable segment is October 1st. There have been no events or circumstances during the three and nine months ended September 30, 2024, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and intangible assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to the MCM and Cabot reporting units included in its portfolio purchasing and recovery segment. The following tables summarize the activity in the Company’s goodwill balance (in thousands):

	MCM	Cabot(1)	Total
Balance as of June 30, 2024	$148,936	$453,875	$602,811
Effect of foreign currency translation	—	25,320	25,320
Balance as of September 30, 2024	$148,936	$479,195	$628,131
______________________
(1)The amount is net of accumulated goodwill impairment loss of $238.2 million as of September 30, 2024 and June 30, 2024, related to the Cabot reporting unit.

	MCM	Cabot	Total
Balance as of June 30, 2023	$148,936	$703,260	$852,196
Effect of foreign currency translation	—	(26,186)	(26,186)
Balance as of September 30, 2023	$148,936	$677,074	$826,010
There was no accumulated goodwill impairment loss as of September 30, 2023 and June 30, 2023.

	MCM	Cabot(1)	Total
Balance as of December 31, 2023	$148,936	$457,539	$606,475
Effect of foreign currency translation	—	21,656	21,656
Balance as of September 30, 2024	$148,936	$479,195	$628,131
______________________
(1)The amount is net of accumulated goodwill impairment loss of $238.2 million as of September 30, 2024 and December 31, 2023, related to the Cabot reporting unit.

	MCM	Cabot	Total
Balance as of December 31, 2022	$148,936	$672,278	$821,214
Effect of foreign currency translation	—	4,796	4,796
Balance as of September 30, 2023	$148,936	$677,074	$826,010
There was no accumulated goodwill impairment loss as of September 30, 2023 and December 31, 2022.
The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and other	$918	$(918)	$—	$918	$(870)	$48
Total intangible assets	$918	$(918)	$—	$918	$(870)	$48

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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending reaching record levels and the highest U.S. charge-off rate in ten years, supply remains elevated at a record level. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the third quarter remained at favorable levels as a result of elevated market supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive continued growth in supply.
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
While we have seen a resumption of sales activity across all of our European markets, underlying default rates are generally low by historic levels, and sales levels are expected to fluctuate from quarter to quarter. In general, portfolio pricing remains competitive across our European footprint.
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MCM (United States)	$230,182	$179,250	$703,517	$606,076
Cabot (Europe)	52,303	51,309	153,374	175,239
Total purchases of receivable portfolios	$282,485	$230,559	$856,891	$781,315
In the United States, capital deployment increased during the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing improved.
In Europe, capital deployment remained relatively consistent during the three months ended September 30, 2024, as compared to the corresponding period in the prior year. Capital deployment decreased during the nine months ended September 30, 2024, primarily driven by continued competitive pricing environment in Europe. The decrease was partially offset by the favorable impact from foreign currency translation driven by the weakening of the U.S. dollar against the British Pound.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MCM (United States):
Call center and digital collections	$251,763	$198,558	$733,928	$584,677
Legal collections	145,622	129,771	418,774	407,754
Collection agencies	4,317	1,657	15,107	2,041
Subtotal	401,702	329,986	1,167,809	994,472
Cabot (Europe):
Call center and digital collections	61,902	53,069	178,847	164,222
Legal collections	50,002	46,749	151,192	139,670
Collection agencies	35,894	34,688	107,680	102,740
Subtotal	147,798	134,506	437,719	406,632
Other geographies:	768	847	2,355	3,113
Total collections from purchased receivables	$550,268	$465,339	$1,607,883	$1,404,217

Gross collections from purchased receivables increased by $84.9 million, or 18.3%, to $550.3 million during the three months ended September 30, 2024, as compared to $465.3 million during the three months ended September 30, 2023. Gross collections from purchased receivables increased by $203.7 million, or 14.5%, to $1,607.9 million during the nine months ended September 30, 2024, as compared to $1,404.2 million during the nine months ended September 30, 2023. The increases in collections in the United States were primarily a result of consistent increases in capital deployments in the United States in recent quarters. The increases in collections from purchased receivables in Europe were primarily due to the acquisition of portfolios with higher returns in recent periods. Additionally, collections in Europe were favorably impacted by foreign currency translation by approximately $3.2 million and $7.8 million during the three and nine months ended September 30, 2024, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
Revenues
Revenue from receivable portfolios	$328,119	89.4%	$302,687	97.8%
Changes in recoveries	12,675	3.4%	(17,067)	(5.5)%
Total debt purchasing revenue	340,794	92.8%	285,620	92.3%
Servicing revenue	22,772	6.2%	19,893	6.4%
Other revenues	3,505	1.0%	4,106	1.3%
Total revenues	367,071	100.0%	309,619	100.0%
Operating expenses
Salaries and employee benefits	107,502	29.3%	95,067	30.7%
Cost of legal collections	67,339	18.3%	56,274	18.2%
General and administrative expenses	38,808	10.6%	35,559	11.5%
Other operating expenses	31,804	8.7%	27,959	9.0%
Collection agency commissions	7,370	2.0%	8,046	2.6%
Depreciation and amortization	8,158	2.2%	11,196	3.6%
Total operating expenses	260,981	71.1%	234,101	75.6%
Income from operations	106,090	28.9%	75,518	24.4%
Other expense
Interest expense	(66,906)	(18.2)%	(50,558)	(16.3)%
Other income	1,578	0.4%	5,103	1.6%
Total other expense	(65,328)	(17.8)%	(45,455)	(14.7)%
Income before income taxes	40,762	11.1%	30,063	9.7%
Provision for income taxes	(10,119)	(2.8)%	(10,724)	(3.5)%
Net income	$30,643	8.3%	$19,339	6.2%

	Nine Months Ended September 30,
	2024		2023
Revenues
Revenue from receivable portfolios	$965,901	91.9%	$899,545	95.2%
Changes in recoveries	6,020	0.6%	(30,054)	(3.2)%
Total debt purchasing revenue	971,921	92.5%	869,491	92.0%
Servicing revenue	64,258	6.1%	63,486	6.7%
Other revenues	14,563	1.4%	12,316	1.3%
Total revenues	1,050,742	100.0%	945,293	100.0%
Operating expenses
Salaries and employee benefits	318,294	30.3%	294,772	31.2%
Cost of legal collections	190,309	18.1%	167,525	17.7%
General and administrative expenses	111,828	10.7%	108,053	11.4%
Other operating expenses	93,016	8.9%	81,864	8.7%
Collection agency commissions	22,308	2.1%	26,583	2.8%
Depreciation and amortization	23,467	2.2%	32,768	3.5%
Total operating expenses	759,222	72.3%	711,565	75.3%
Income from operations	291,520	27.7%	233,728	24.7%
Other expense
Interest expense	(184,047)	(17.5)%	(147,376)	(15.6)%
Other income	6,291	0.6%	5,080	0.5%
Total other expense	(177,756)	(16.9)%	(142,296)	(15.1)%
Income before income taxes	113,764	10.8%	91,432	9.6%
Provision for income taxes	(27,701)	(2.6)%	(27,162)	(2.8)%
Net income	$86,063	8.2%	$64,270	6.8%
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue recognized from portfolio basis	$322,491	$296,015	$26,476	8.9%
ZBA revenue	5,628	6,672	(1,044)	(15.6)%
Revenue from receivable portfolios	328,119	302,687	25,432	8.4%

Recoveries above (below) forecast	22,962	(4,274)	27,236
Changes in expected future recoveries	(10,287)	(12,793)	2,506
Changes in recoveries	12,675	(17,067)	29,742	(174.3)%
Debt purchasing revenue	340,794	285,620	55,174	19.3%

Servicing revenue	22,772	19,893	2,879	14.5%
Other revenues	3,505	4,106	(601)	(14.6)%
Total revenues	$367,071	$309,619	$57,452	18.6%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue recognized from portfolio basis	$947,907	$877,914	$69,993	8.0%
ZBA revenue	17,994	21,631	(3,637)	(16.8)%
Revenue from receivable portfolios	965,901	899,545	66,356	7.4%

Recoveries above (below) forecast	51,258	(20,109)	71,367
Changes in expected future recoveries	(45,238)	(9,945)	(35,293)
Changes in recoveries	6,020	(30,054)	36,074	(120.0)%
Debt purchasing revenue	971,921	869,491	102,430	11.8%

Servicing revenue	64,258	63,486	772	1.2%
Other revenues	14,563	12,316	2,247	18.2%
Total revenues	$1,050,742	$945,293	$105,449	11.2%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation by approximately $2.5 million and $6.2 million during the three and nine months ended September 30, 2024, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 2.7% and 2.6% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.
The increases in revenue recognized from portfolio basis during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to a higher portfolio basis (i.e. a higher investment in receivable balance) in the U.S. driven by a consistent higher volume of purchases in the past several quarters.
As discussed above, ZBA revenue represents collections from our legacy ZBA pools. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and nine months ended September 30, 2024, over-performed the forecasted collections by approximately $23.0 million and $51.3 million, respectively. Collections during the three and nine months ended September 30, 2023, under-performed the forecasted collections by approximately $4.3 million and $20.1 million, respectively.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2024, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. Most of the current period collections over-performance was from recent vintages acquired in 2023 and 2024 and did not trigger any significant forecasting adjustments to the estimated remaining collections. Therefore, no significant changes in future expected recoveries were recognized as a result of our recurring forecasting process. We recognized approximately $7.8 million of negative changes in expected future recoveries during the three and nine months ended September 30, 2024 resulting from the sale of certain portfolios associated with the exit of our secured non-performing mortgage loan business in Spain in September 2024. As a result of the above, we recorded net negative changes in expected future recoveries of approximately $10.3 million, and $45.2 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, we recorded approximately $12.8 million and $9.9 million in net negative changes in expected future recoveries, respectively.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2024			As of September 30, 2024
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$5,628	$5,628	$—	$—	—%
2011	2,670	2,130	465	752	88.6%
2012	2,494	2,518	(323)	1,763	42.0%
2013	6,307	5,515	386	4,266	40.5%
2014	4,233	2,696	616	12,910	6.7%
2015	4,037	1,877	1,492	15,819	3.9%
2016	6,976	3,384	2,669	27,226	4.2%
2017	9,748	5,662	2,234	33,308	5.5%
2018	15,488	8,060	1,627	63,173	4.0%
2019	27,024	14,526	(1,113)	117,894	3.8%
2020	30,170	16,384	(1,069)	137,464	3.7%
2021	30,867	16,397	963	130,575	3.9%
2022	61,009	28,531	2,177	289,780	3.1%
2023	117,460	66,842	7,805	656,348	3.3%
2024	77,591	54,500	5,721	674,257	3.4%
Subtotal	401,702	234,650	23,650	2,165,535	3.6%
Europe:
ZBA	—	—	—	—	—%
2013	13,674	11,591	(918)	121,015	3.2%
2014	12,751	10,074	330	113,901	3.0%
2015	8,651	6,226	(645)	84,119	2.4%
2016(1)	7,157	5,552	(5,960)	64,238	2.7%
2017	9,937	6,284	185	111,792	1.9%
2018	9,916	6,653	(4,698)	139,021	1.6%
2019	11,765	6,901	(555)	121,893	1.9%
2020	7,927	4,982	(2,669)	72,052	2.2%
2021	12,796	8,804	(710)	155,417	1.9%
2022	16,046	8,471	1,912	181,895	1.6%
2023	22,478	9,849	(216)	220,592	1.5%
2024	14,700	8,082	2,473	148,590	2.2%
Subtotal	147,798	93,469	(11,471)	1,534,525	2.1%
Other geographies:(2)
All vintages	768	—	496	19,200	—%
Subtotal	768	—	496	19,200	—%
Total	$550,268	$328,119	$12,675	$3,719,260	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended September 30, 2023			As of September 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,671	$6,671	$—	$—	—%
2011	3,362	3,025	397	1,209	88.6%
2012	4,031	3,468	580	2,839	42.0%
2013	8,671	7,875	517	6,347	40.5%
2014	5,206	3,360	712	16,086	6.7%
2015	4,650	2,533	511	20,581	3.9%
2016	8,236	4,688	599	35,986	4.1%
2017	13,575	8,310	677	46,989	5.5%
2018	20,980	12,041	(970)	93,742	4.0%
2019	38,084	21,762	(4,069)	176,282	3.8%
2020	45,294	24,793	(2,777)	207,618	3.7%
2021	45,490	25,825	(7,422)	199,488	3.9%
2022	66,028	43,223	(4,367)	450,261	3.1%
2023	59,708	42,693	6,894	593,886	3.1%
Subtotal	329,986	210,267	(8,718)	1,851,314	3.7%
Europe:
ZBA	1	1	—	—	—%
2013	13,916	13,071	(4,720)	125,830	3.2%
2014	13,657	11,195	(2,415)	116,705	3.0%
2015	9,442	6,850	(1,249)	87,125	2.5%
2016(1)	7,937	6,109	40	69,477	2.8%
2017	11,350	7,340	(880)	122,295	1.9%
2018	12,015	7,915	(1,701)	159,945	1.6%
2019	13,757	7,910	743	133,199	1.9%
2020	9,160	5,969	661	85,211	2.2%
2021	13,860	10,250	(1,252)	173,952	1.9%
2022	17,410	9,990	(14)	201,110	1.6%
2023	12,001	5,820	2,409	164,707	1.4%
Subtotal	134,506	92,420	(8,378)	1,439,556	2.0%
Other geographies:(2)
All vintages	847	—	29	29,674	—%
Subtotal	847	—	29	29,674	—%
Total	$465,339	$302,687	$(17,067)	$3,320,544	3.0%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2024			As of September 30, 2024
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$17,992	$17,992	$—	$—	—%
2011	7,847	7,015	581	752	88.6%
2012	8,243	8,283	(756)	1,763	42.0%
2013	20,561	18,132	1,096	4,266	40.5%
2014	12,793	8,778	653	12,910	6.7%
2015	12,254	6,106	2,928	15,819	3.9%
2016	21,643	11,200	4,168	27,226	4.2%
2017	30,891	18,861	2,554	33,308	5.5%
2018	50,210	26,744	2,904	63,173	4.0%
2019	87,945	48,474	(3,375)	117,894	3.8%
2020	100,826	54,709	(3,478)	137,464	3.7%
2021	104,611	54,361	5,270	130,575	3.9%
2022	199,446	96,269	(5,021)	289,780	3.1%
2023	362,724	215,070	14,708	656,348	3.3%
2024	129,823	96,633	6,327	674,257	3.4%
Subtotal	1,167,809	688,627	28,559	2,165,535	3.6%
Europe:
ZBA	2	2	—	—	—%
2013	40,793	35,227	(4,664)	121,015	3.2%
2014	38,392	30,848	(2,634)	113,901	3.0%
2015	25,718	18,980	(1,839)	84,119	2.4%
2016(1)	22,994	17,146	(6,000)	64,238	2.7%
2017	30,747	19,327	(1,321)	111,792	1.9%
2018	32,407	20,670	(11,196)	139,021	1.6%
2019	36,012	21,225	(1,186)	121,893	1.9%
2020	24,257	15,624	(2,769)	72,052	2.2%
2021	40,075	26,843	(1,355)	155,417	1.9%
2022	49,632	26,240	1,209	181,895	1.6%
2023	68,229	30,695	3,203	220,592	1.5%
2024	28,461	14,447	4,166	148,590	2.2%
Subtotal	437,719	277,274	(24,386)	1,534,525	2.1%
Other geographies:(2)
All vintages	2,355	—	1,847	19,200	—%
Subtotal	2,355	—	1,847	19,200	—%
Total	$1,607,883	$965,901	$6,020	$3,719,260	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2023			As of September 30, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$21,614	$21,614	$—	$—	—%
2011	10,569	9,392	1,060	1,209	88.6%
2012	12,700	10,730	1,720	2,839	42.0%
2013	27,380	25,257	1,068	6,347	40.5%
2014	16,257	10,755	2,243	16,086	6.7%
2015	15,364	8,326	1,263	20,581	3.9%
2016	27,926	15,457	1,922	35,986	4.1%
2017	46,684	27,579	3,724	46,989	5.5%
2018	72,025	40,120	(3,028)	93,742	4.0%
2019	131,426	71,881	(709)	176,282	3.8%
2020	156,099	82,302	368	207,618	3.7%
2021	149,638	86,576	(17,139)	199,488	3.9%
2022	204,751	138,525	(23,655)	450,261	3.1%
2023	102,039	74,515	16,667	593,886	3.1%
Subtotal	994,472	623,029	(14,496)	1,851,314	3.7%
Europe:
ZBA	17	17	—	—	—%
2013	44,291	39,642	(8,091)	125,830	3.2%
2014	41,970	34,087	(4,107)	116,705	3.0%
2015	27,507	20,849	(2,306)	87,125	2.5%
2016(1)	27,315	19,146	86	69,477	2.8%
2017	37,562	22,710	(1,589)	122,295	1.9%
2018	36,684	24,452	(6,556)	159,945	1.6%
2019	41,831	24,271	1,233	133,199	1.9%
2020	29,104	18,258	3,530	85,211	2.2%
2021	44,789	31,147	(26)	173,952	1.9%
2022	52,840	31,090	(3,562)	201,110	1.6%
2023	22,722	10,847	5,801	164,707	1.4%
Subtotal	406,632	276,516	(15,587)	1,439,556	2.0%
Other geographies:(2)
All vintages	3,113	—	29	29,674	—%
Subtotal	3,113	—	29	29,674	—%
Total	$1,404,217	$899,545	$(30,054)	$3,320,544	3.0%
____________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues increased by approximately $2.9 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily attributable to increased demand from BPO clients. Service revenues remained relatively consistent during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Other revenues remained relatively consistent during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Other revenues increased during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by increase of gains recognized on the sale of real estate assets.

Operating Expenses
The following tables summarize operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$107,502	$95,067	$12,435	13.1%
Cost of legal collections	67,339	56,274	11,065	19.7%
General and administrative expenses	38,808	35,559	3,249	9.1%
Other operating expenses	31,804	27,959	3,845	13.8%
Collection agency commissions	7,370	8,046	(676)	(8.4)%
Depreciation and amortization	8,158	11,196	(3,038)	(27.1)%
Total operating expenses	$260,981	$234,101	$26,880	11.5%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$318,294	$294,772	$23,522	8.0%
Cost of legal collections	190,309	167,525	22,784	13.6%
General and administrative expenses	111,828	108,053	3,775	3.5%
Other operating expenses	93,016	81,864	11,152	13.6%
Collection agency commissions	22,308	26,583	(4,275)	(16.1)%
Depreciation and amortization	23,467	32,768	(9,301)	(28.4)%
Total operating expenses	$759,222	$711,565	$47,657	6.7%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating results were unfavorably impacted by foreign currency translation by approximately $1.8 million and $4.7 million during the three and nine months ended September 30, 2024, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 2.7% and 2.6% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $8.9 million primarily due to an increase in overall headcount; and
•An increase in employee benefits and payroll taxes of approximately $2.8 million.
The increase in salaries and employee benefits during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $16.6 million primarily due to an increase in overall headcount; and
•An increase in employee benefits and payroll taxes of approximately $6.2 million.

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
The following tables summarize our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Court costs	$44,282	$34,720	$9,562	27.5%
Legal collection fees	23,057	21,554	1,503	7.0%
Total cost of legal collections	$67,339	$56,274	$11,065	19.7%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Court costs	$124,250	$97,746	$26,504	27.1%
Legal collection fees	66,059	69,779	(3,720)	(5.3)%
Total cost of legal collections	$190,309	$167,525	$22,784	13.6%
The increases of cost of legal collections during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to increased legal placements in this channel in the U.S. The increase in cost of legal collections during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was partially offset by decreased contingent fees paid to our external network of attorneys as we grow our legal collection activities through our internal legal channel.
General and Administrative Expenses
The increase in general and administrative expense during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, was primarily due to the following reasons:
•Approximately $2.9 million of increased general and administrative expense include costs associated with our information technology.
The increase in general and administrative expense during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, was primarily due to the following reasons:
•An increase in information technology expenses of approximately $6.0 million; and
•The increase was partially offset by a decrease in consulting fees of approximately $1.5 million and a decrease in facilities fees of approximately $1.4 million.
Other Operating Expenses
The increase in other operating expenses during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to an increase in postage and printing expenses and an increase in collections bank charges and trace agencies fees of approximately $3.1 million and $0.9 million, respectively. The increase in other operating expenses during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase in postage and printing expenses and an increase in collections bank charges and trace agencies fees of approximately $8.0 million and $2.4 million, respectively.

Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions decreased by approximately $0.7 million and $4.3 million during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. The decreases were primarily due to fewer accounts placed with external agencies and favorable commission rates received from such agencies in Europe.
Depreciation and Amortization
The decrease in depreciation and amortization expenses during the three and nine months ended September 30, 2024, as compared to three and nine months ended September 30, 2023, was primarily due to smaller depreciable and amortizable asset balances during the three and nine months ended September 30, 2024, as compared to three and nine months ended September 30, 2023. Depreciation expenses and amortization expenses decreased by approximately $1.8 million and $1.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and by approximately $5.8 million and $3.5 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, respectively.
Interest Expense
The following tables summarize our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Stated interest on debt obligations	$62,467	$46,692	$15,775	33.8%
Amortization of debt issuance costs	3,991	3,503	488	13.9%
Amortization of debt discount	448	363	85	23.4%
Total interest expense	$66,906	$50,558	$16,348	32.3%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Stated interest on debt obligations	$171,668	$134,850	$36,818	27.3%
Amortization of debt issuance costs	11,071	11,453	(382)	(3.3)%
Amortization of debt discount	1,308	1,073	235	21.9%
Total interest expense	$184,047	$147,376	$36,671	24.9%
The increase in interest expense during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $6.0 million; and
•The effect resulting from rising interest rates of approximately $9.1 million; and
•An unfavorable impact of foreign currency translation of approximately $0.6 million driven by the weakening of the U.S. dollar against the British Pound.
The increase in interest expense during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $17.7 million;
•The effect resulting from rising interest rates of approximately $17.9 million; and
•An unfavorable impact of foreign currency translation of approximately $1.2 million driven by the weakening of the U.S. dollar against the British Pound.

Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $1.6 million and $6.3 million during the three and nine months ended September 30, 2024, respectively. Other income, net, was $5.1 million and $5.1 million during the three and nine months ended September 30, 2023, respectively. Interest income included in other income, net of other expense, was approximately $1.9 million and $5.0 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $3.4 million for the three and nine months ended September 30, 2023, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$10,119	$10,724	$27,701	$27,162
Effective tax rate	24.8%	35.7%	24.3%	29.7%
For the three and nine months ended September 30, 2024, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes. For the three months ended September 30, 2023 the difference between our effective tax rate and the federal statutory rate was primarily due to the recording of valuation allowances in certain foreign jurisdictions. For the nine months ended September 30, 2023, the difference between our effective tax rate and the federal statutory rate was primarily due to state income taxes, an accrual related to state tax filing positions, and other foreign adjustments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net income, as reported	$30,643	$19,339	$86,063	$64,270
Adjustments:
Interest expense	66,906	50,558	184,047	147,376
Interest income	(1,909)	(1,315)	(5,037)	(3,382)
Provision for income taxes	10,119	10,724	27,701	27,162
Depreciation and amortization	8,158	11,196	23,467	32,768
Stock-based compensation expense	3,737	3,092	11,731	11,017
Net loss (gain) on derivative instruments(1)	7	(3,512)	(267)	(3,512)
Acquisition, integration and restructuring related expenses(2)	162	594	4,364	6,574
Adjusted EBITDA	$117,823	$90,676	$332,069	$282,273
Collections applied to principal balance(3)	$223,292	$188,872	$666,766	$562,511
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
(3)Collections applied to principal balance is calculated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collections applied to investment in receivable portfolios, net	$222,149	$162,652	$641,982	$504,672
Changes in recoveries	(12,675)	17,067	(6,020)	30,054
Other proceeds applied to basis	13,818	9,153	30,804	27,785
Collections applied to principal balance	$223,292	$188,872	$666,766	$562,511

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2024
		<2015	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total(2)	CCMM(3)
United States:
<2015	$3,762,057	$7,258,767	$1,076,324	$739,743	$519,613	$372,705	$290,351	$216,962	$186,927	$140,814	$112,180	$67,436	$10,981,822	2.9
2015	499,034	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	19,518	12,254	898,152	1.8
2016	552,970	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	21,643	1,100,471	2.0
2017	527,444	—	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	30,891	1,194,598	2.3
2018	629,214	—	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	50,210	1,348,283	2.1
2019	675,139	—	—	—	—	—	174,693	416,315	400,250	256,444	164,106	87,945	1,499,753	2.2
2020	537,732	—	—	—	—	—	—	213,450	430,514	311,573	194,522	100,826	1,250,885	2.3
2021	403,735	—	—	—	—	—	—	—	120,354	240,605	188,895	104,611	654,465	1.6
2022	549,745	—	—	—	—	—	—	—	—	98,277	268,516	199,446	566,239	1.0
2023	807,874	—	—	—	—	—	—	—	—	—	184,182	362,724	546,906	0.7
2024	701,121	—	—	—	—	—	—	—	—	—	—	129,823	129,823	0.2
Subtotal	9,646,065	7,258,767	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	1,167,809	20,171,397	2.1
Europe:
<2015	1,242,208	519,115	410,256	322,275	284,799	261,696	218,565	177,458	178,076	134,094	112,284	79,185	2,697,803	2.2
2015	419,941	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	36,249	25,720	674,826	1.6
2016	258,218	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	22,994	489,645	1.9
2017	461,571	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	30,747	654,759	1.4
2018	432,258	—	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	32,407	470,897	1.1
2019	273,354	—	—	—	—	—	44,118	80,502	88,448	63,607	54,544	36,012	367,231	1.3
2020	116,227	—	—	—	—	—	—	22,721	59,803	45,757	37,363	24,257	189,901	1.6
2021	255,788	—	—	—	—	—	—	—	43,082	66,529	58,515	40,075	208,201	0.8
2022	244,508	—	—	—	—	—	—	—	—	36,957	70,385	49,632	156,974	0.6
2023	259,255	—	—	—	—	—	—	—	—	—	40,975	68,229	109,204	0.4
2024	153,374	—	—	—	—	—	—	—	—	—	—	28,461	28,461	0.2
Subtotal	4,116,702	519,115	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	437,719	6,047,902	1.5
Other geographies(4):
All vintages	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,355	548,591	1.6
Subtotal	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,355	548,591	1.6
Total	$14,103,050	$7,818,175	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$1,607,883	$26,767,890	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2024, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through September 30, 2024 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2015(4)	$3,762,057	$10,981,822	$189,210	$11,171,032	3.0
2015	499,034	898,152	33,940	932,092	1.9
2016	552,970	1,100,471	60,014	1,160,485	2.1
2017	527,444	1,194,598	90,823	1,285,421	2.4
2018	629,214	1,348,283	144,961	1,493,244	2.4
2019	675,139	1,499,753	259,584	1,759,337	2.6
2020	537,732	1,250,885	301,194	1,552,079	2.9
2021	403,735	654,465	295,993	950,458	2.4
2022	549,745	566,239	565,286	1,131,525	2.1
2023	807,874	546,906	1,355,471	1,902,377	2.4
2024	701,121	129,823	1,506,417	1,636,240	2.3
Subtotal	9,646,065	20,171,397	4,802,893	24,974,290	2.6
Europe:
<2015(4)	1,242,208	2,697,803	898,510	3,596,313	2.9
2015(4)	419,941	674,826	249,529	924,355	2.2
2016	258,218	489,645	193,724	683,369	2.6
2017	461,571	654,759	257,876	912,635	2.0
2018	432,258	470,897	294,891	765,788	1.8
2019	273,354	367,231	275,856	643,087	2.4
2020	116,227	189,901	169,723	359,624	3.1
2021	255,788	208,201	337,982	546,183	2.1
2022	244,508	156,974	346,132	503,106	2.1
2023	259,255	109,204	392,651	501,855	1.9
2024	153,374	28,461	317,749	346,210	2.3
Subtotal	4,116,702	6,047,902	3,734,623	9,782,525	2.4
Other geographies(5):
All vintages	340,283	548,591	33,075	581,666	1.7
Subtotal	340,283	548,591	33,075	581,666	1.7
Total	$14,103,050	$26,767,890	$8,570,591	$35,338,481	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2024, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2024(3)	2025	2026	2027	2028	2029	2030	2031	2032	>2032	Total(2)
United States:
<2015(4)	$18,489	$59,018	$39,197	$26,518	$17,955	$11,824	$7,582	$4,597	$2,623	$1,407	$189,210
2015	3,507	10,708	6,434	4,107	2,895	2,043	1,444	1,024	727	1,051	33,940
2016	6,103	19,224	11,435	7,097	4,990	3,515	2,481	1,754	1,244	2,171	60,014
2017	8,559	26,844	17,950	11,461	7,886	5,560	3,930	2,786	1,980	3,867	90,823
2018	13,068	41,446	28,887	19,501	12,869	8,860	6,255	4,429	3,146	6,500	144,961
2019	24,196	75,439	51,099	34,584	23,530	15,622	10,805	7,611	5,375	11,323	259,584
2020	26,986	85,909	60,147	40,788	27,821	18,927	12,644	8,799	6,206	12,967	301,194
2021	26,660	83,845	59,401	39,528	26,912	18,603	12,845	8,783	6,114	13,302	295,993
2022	55,559	167,755	106,768	73,089	49,315	34,393	24,376	17,385	12,171	24,475	565,286
2023	104,315	396,823	275,893	179,070	124,500	85,528	59,727	41,584	29,094	58,937	1,355,471
2024	87,695	386,576	347,532	212,158	141,983	100,801	70,854	50,154	35,033	73,631	1,506,417
Subtotal	375,137	1,353,587	1,004,743	647,901	440,656	305,676	212,943	148,906	103,713	209,631	4,802,893
Europe:
<2015(4)	26,965	101,550	92,592	84,376	78,181	72,088	66,214	60,034	55,022	261,488	898,510
2015(4)	8,214	30,587	28,176	25,277	22,428	20,423	18,221	16,342	14,712	65,149	249,529
2016	7,706	26,381	23,691	21,162	18,585	16,282	13,992	12,202	10,245	43,478	193,724
2017	10,312	36,461	31,724	28,720	23,974	20,894	18,109	15,771	13,517	58,394	257,876
2018	10,593	40,138	35,556	31,710	27,503	24,720	21,357	18,679	16,530	68,105	294,891
2019	11,971	42,359	35,228	29,306	25,129	21,876	18,678	16,004	14,030	61,275	275,856
2020	7,834	28,720	25,353	19,952	15,162	12,036	10,431	8,633	7,427	34,175	169,723
2021	14,260	53,339	46,782	40,849	34,843	28,244	22,389	18,963	16,207	62,106	337,982
2022	16,361	59,563	49,722	42,719	34,935	28,460	22,986	18,366	15,412	57,608	346,132
2023	20,728	71,601	59,344	49,034	40,504	32,381	25,629	20,771	16,925	55,734	392,651
2024	15,296	60,219	51,621	40,540	32,179	25,360	19,841	15,676	12,766	44,251	317,749
Subtotal	150,240	550,918	479,789	413,645	353,423	302,764	257,847	221,441	192,793	811,763	3,734,623
Other geographies(5):
All vintages	1,325	5,156	4,285	3,720	3,239	2,923	2,617	2,304	1,948	5,558	33,075
Subtotal	1,325	5,156	4,285	3,720	3,239	2,923	2,617	2,304	1,948	5,558	33,075
Portfolio ERC	526,702	1,909,661	1,488,817	1,065,266	797,318	611,363	473,407	372,651	298,454	1,026,952	8,570,591
REO ERC(6)	8,326	30,016	27,954	9,189	2,749	61	—	—	—	—	78,295
Total ERC	$535,028	$1,939,677	$1,516,771	$1,074,455	$800,067	$611,424	$473,407	$372,651	$298,454	$1,026,952	$8,648,886
________________________
(1)As of September 30, 2024, ERC for Zero Basis Portfolios include approximately $44.1 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $33.1 million from cost recovery portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of September 30, 2024, ERC for 84-month and 120-month periods were:

	84-Month ERC	120-Month ERC
United States	$4,457,135	$4,704,272
Europe	2,676,722	3,205,304
Other geographies	25,038	30,090
Portfolio ERC	7,158,895	7,939,666
REO ERC	78,295	78,295
Total ERC	$7,237,190	$8,017,961
(3)Amount for 2024 consists of three months data from October 1, 2024 to December 31, 2024.
(4)Includes portfolios acquired in connection with certain business combinations.

(5)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(6)Real estate-owned (“REO”) assets ERC includes approximately $77.7 million and $0.6 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Investment in Receivable Portfolios
As of September 30, 2024, we had $3.7 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total
2024(1)	$142,237	$56,880	$1,057	$200,174
2025	589,111	209,149	4,123	802,383
2026	484,016	185,080	3,413	672,509
2027	296,941	160,074	2,958	459,973
2028	197,928	135,428	2,564	335,920
2029	136,649	115,134	2,284	254,067
2030	95,317	96,302	2,032	193,651
2031	67,383	81,727	769	149,879
2032	47,454	72,121	—	119,575
2033	33,596	66,046	—	99,642
2034	23,923	61,387	—	85,310
2035	17,770	60,086	—	77,856
2036	13,796	59,317	—	73,113
2037	10,564	60,299	—	70,863
2038	6,615	65,219	—	71,834
2039	2,235	50,276	—	52,511
Total	$2,165,535	$1,534,525	$19,200	$3,719,260
________________________
(1)Amount for 2024 consists of three months data from October 1, 2024 to December 31, 2024.
Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Net cash provided by operating activities	$132,624	$116,211
Net cash used in investing activities	(175,705)	(270,726)
Net cash provided by financing activities	130,487	158,872
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.

Net cash provided by operating activities was $132.6 million and $116.2 million during the nine months ended September 30, 2024 and 2023, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Adjusting for the changes in recoveries resulted in a decrease in operating cash flows by $6.0 million during the nine months ended September 30, 2024 and an increase in operating cash flows by $30.1 million during the nine months ended September 30, 2023. Refer to “Note 5: Investment in Receivable Portfolios, Net” in the notes to our consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $175.7 million and $270.7 million during the nine months ended September 30, 2024 and 2023, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $844.9 million and $772.1 million during the nine months ended September 30, 2024 and 2023, respectively. Collection proceeds applied to the investment in receivable portfolios, were $642.0 million and $504.7 million during the nine months ended September 30, 2024 and 2023, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $130.5 million and $158.9 million during the nine months ended September 30, 2024 and 2023, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $458.8 million and $630.1 million during the nine months ended September 30, 2024 and 2023, respectively. Repayments of amounts outstanding under our credit facilities were $1,292.6 million and $446.7 million during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we issued $1.0 billion in senior secured notes (of which $500.0 million matures in 2029 and $500.0 million matures in 2030). We used a portion of the proceeds from the senior secured notes issuance to repay drawings under our Global Senior Facility. During the nine months ended September 30, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $212.5 million in cash to repurchase and settle our exchangeable senior notes due 2023.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $1,196.0 million as of September 30, 2024. In October 2024, the Company redeemed the 2025 Notes at par, which was funded in part by a utilization of the Global Senior Facility of approximately $314.3 million. The Global Senior Facility was subsequently upsized by $92.0 million from $1,203.0 million to $1,295.0 million in October 2024.
In March 2024, we issued $500.0 million in aggregate principal amount of 9.250% Senior Secured Notes due 2029 at an issue price of 100.000% through a private placement offering. Additionally, in May 2024, we issued $500.0 million in aggregate principal amount of 8.500% Senior Secured Notes due 2030 at an issue price of 100.000% through a separate private placement offering.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and nine months ended September 30, 2024 and 2023, the Company did not make any repurchases under the share repurchase program. Our practice is to retire the shares repurchased. As of September 30, 2024, authorization for $91.9 million of share repurchases remained under the share repurchase program.
Our cash and cash equivalents as of September 30, 2024, consisted of $40.9 million held by U.S.-based entities and $206.5 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $23.4 million as of September 30, 2024.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of September 30, 2024, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Interest Rates. As of September 30, 2024, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 - Other Information
On August 28, 2024, Laura Olle, a member of the Company's board of directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 1,340 shares of Encore Capital Group, Inc. common stock between November 27, 2024, and February 27, 2025, subject to certain conditions.

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

10.1
Amended and Restated Senior Facilities Agreement, dated October 17, 2024, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2024)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: November 6, 2024