Form 10-K
period 2024-12-31
ENCORE CAPITAL GROUP INC
filed 2025-02-26
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
(858) 309-1679
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $968.5 million at June 28, 2024, the last trading day in June 2024, based on the closing price of the common stock of $41.73 per share on such date, as reported by Nasdaq.
The number of shares of our Common Stock outstanding at February 20, 2025, was 23,691,291.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2025 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2024.

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
We also have additional international investments and operations as we have explored new asset classes and geographies including: (1) our subsidiary Encore Asset Reconstruction Company (“EARC”) in India and (2) an investment in portfolio in Mexico. We refer to these additional international operations as our Latin America and Asia-Pacific (“LAAP”) operations.
To date, operating results from LAAP have not been significant to our total consolidated operating results. Our long-term growth strategy is focused on continuing to invest in our core portfolio purchasing and recovery business in the United States and United Kingdom and strengthening and developing our business in France and Spain. As a result, descriptions of our operations in Part I - Item 1 of this Form 10-K will focus primarily on MCM (United States) and Cabot (Europe) operations.
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
Company Information
Our headquarters is located in San Diego, California 92108 and our telephone number is (858) 309-1679. Our website address is www.encorecapital.com. The site provides access, free of charge, to relevant investor related information, such as our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our Internet site as soon as reasonably practicable after being filed with, or furnished to, the SEC. Also available on our website are our Standards of Business Conduct and charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver of, a provision of our Standards of Business Conduct on our website. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
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
Our Strategy
Market Focus. We continue to concentrate on our core portfolio purchasing and recovery business in the U.S. and the UK markets in an effort to generate our highest risk-adjusted returns. We believe these markets have attractive structural characteristics including: (1) a large and consistent flow of purchasing opportunities; (2) a strong regulatory framework that creates advantages for firms with sufficient financial and operational capabilities; (3) a high degree of sophistication and data availability; and (4) stable long term returns and resilience in the event of macroeconomic disruption. In addition, we are strengthening our presence in Spain and France, each of which we believe shares a number of these same attractive market characteristics.
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
Balance Sheet Strength. We are focused on strengthening our balance sheet while delivering strong financial and operational results. This includes increasing our cash flow generation through efficient collection operations. Depending on our relative leverage and a number of other factors, we may apply excess cash toward reducing our debt or, in circumstances in which we are operating within our target leverage range or below the lower end of our target leverage range, we may allocate capital toward share repurchases. Furthermore, we believe our global funding structure enhances access to capital markets and provides us with financial flexibility, particularly with respect to our ability to allocate capital to our markets with the best risk-adjusted returns. Depending on the capital markets, we may consider additional financings to refinance debt or fund our operations and any potential acquisitions.
Our Financial Priorities
We have tailored our strategy to optimize our ability to achieve and maintain strong returns throughout the credit cycle. With respect to our balance sheet objectives, we strive to preserve financial flexibility and operate with leverage in a range that we believe benefits the company, and we also target a strong debt rating.
Our capital allocation priorities include portfolio purchases at attractive returns, the return of capital to stockholders through share repurchases and the consideration of strategic merger and acquisition (M&A).
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
Collections Approach related to Debt Purchasing
MCM (United States)
We continue to expand and build upon the insight gained from previous collection activities and consumer interactions when developing our account-level collection strategies for portfolios we acquire. We continuously refine our collection strategy to determine the most effective approach for each account. Our current collection approaches consist of:
•Direct Mail and Email. We develop innovative mail and email campaigns offering consumers payment plans, and occasionally appropriate discounts, to encourage settlement of their accounts.
•Call Centers. We maintain domestic collection call centers in Phoenix, Arizona, St. Cloud, Minnesota, Troy, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. Each call center generally consists of multiple collection departments. Account managers receive extensive training and are divided into specialty teams, each of which is supervised by a group manager. Account managers are trained to assess our consumers’ willingness and ability to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a lump sum settlement or develop payment plans customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. We continuously educate account managers to understand and apply relevant laws and policies relating to the account manager’s daily collection activities. We have robust training and monitoring programs to help ensure compliance with applicable laws and policies by our account managers.
•Digital Collections. We have made significant progress in expanding our digital strategies to match consumer preferences and continue to analyze and optimize our digital strategies. Currently, consumers can access their account information, view supporting documents, review payment plan options, and make payments through our website. We leverage email, text messaging and web chat to interact with our consumers. Account managers in our call centers are also encouraged to make consumers aware of our digital channels including our website. We expect digital collections to increase as we continue to develop our digital strategies and more consumers become aware of the digital channel.
•Legal Action. We generally refer accounts for legal action when the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay their obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate each account and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate each account placed in that channel and make the decision whether to pursue collection litigation. Prior to engaging an external law firm (and throughout our engagement of any external law firm), we monitor and evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire are encouraged to communicate with consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.

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
We employ a variety of collections strategies from the point of purchase, tailored to the consumer’s financial strength. Where contact is made and consumers indicate both a willingness and ability to pay, we create tailor-made payment plans to suit the consumer’s situation. In doing so, we utilize UK regulatory protocols to assess affordability and ensure their plan is fair, balanced and sustainable. Where we identify consumers with an ability to pay but who appear to be unwilling to pay their debt due, we pursue a range of collections strategies, which may include litigation processes in order to stimulate engagement and enable us to agree to a suitable plan. Scoring is applied in conjunction with manual selection criteria to determine whether litigation might be an option, also informing any enforcement action that may be deemed most appropriate to the consumer’s situation. Relationships with consumers are maintained through the duration of the payment plan, seeking to review plans at least annually in order to take into account fluctuations in consumers’ financial situations. Again, scoring is used to vary the intensity of contact effort, mirroring the likelihood of a consumer’s financial situation having changed. In the event that a consumer breaks their plan, segmentation is used to tailor the communication and contact intensity as we seek to re-engage with the consumer and understand the reason for the break. By understanding the reason for the break we can tailor the solutions we recommend to rehabilitate the plan and put the consumer back on the path to financial recovery. In this way, we have built strong relationships with our consumer base, reflected in exceptional customer service scores.
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
We believe that smaller competitors in the United States and the United Kingdom have faced difficulties in the portfolio purchasing market because of the high cost of regulatory compliance. In addition, sellers of charged-off consumer receivables are sensitive to the reputational risks involved in the industry and are therefore being more selective with buyers in the marketplace. We believe this favors larger participants in this market, such as us, that are better able to adapt to these pressures.
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

The federal Fair Debt Collection Practices Act (“FDCPA”) and Regulation F, along with comparable state and local laws establish specific requirements and procedures that debt collectors must follow when communicating with consumers and prohibit unfair, deceptive, or abusive debt collection practices. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act of 2010 (the “Dodd-Frank Act”), Congress transferred the Federal Trade Commission’s (“FTC”) role of administering the FDCPA to the Consumer Financial Protection Bureau (“CFPB”), along with certain other federal statutes, and gave the CFPB authority to implement regulations under the FDCPA. The FTC and the CFPB share enforcement responsibilities under the FDCPA.
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
The CFPB’s authority enables it to conduct hearings, adjudication proceedings, and investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has authority to impose monetary penalties for violations of applicable federal consumer financial laws (including the CFPA, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices, and pursue enforcement actions. The CFPB also has authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. The CFPB has been active in its supervision of, and examination and enforcement activities related to, financial services companies generally, including bringing enforcement actions, imposing fines and mandating refunds to customers of numerous financial institutions for various practices.
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

Additionally, we are subject to ancillary state Attorney General investigations related to similar debt collection practices. We have entered into settlement agreements with the Attorneys General of certain U.S. states in connection with our debt collection and litigation practices.
In November 2021, the CFPB issued Regulation F, which contained rules implementing the FDCPA. Regulation F restated and clarified prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers, limits relating to telephonic communications, consumer disclosures and credit reporting.
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
The CFPB also accepts debt collection consumer complaints, makes complaint-related data publicly available and provides template letters for consumers to use when corresponding with debt collectors. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action. In addition, the CFPB has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, payment processors and credit reporting agencies, among others. The CFPB’s enforcement activity in these spaces, especially in the absence of clear rules or regulatory expectations, can be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry.
Our activities are also subject to federal and state laws concerning identity theft, data privacy, and cybersecurity. The Gramm-Leach-Bliley Act and its implementing regulations, including the FTC “Safeguards Rule,” require us generally to protect the confidentiality of our consumers’ nonpublic personal information, to disclose to our consumers our privacy policy and practices, including those regarding sharing consumers’ nonpublic personal information with third parties and to report certain data breaches and other security events to the FTC. In addition, the FCRA requires us to treat identity theft allegations uniquely and to securely dispose of consumer credit reports. Certain state laws impose similar or stricter privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, consumer reporting agencies, businesses and governmental agencies. The applicable regulatory framework for privacy and cybersecurity issues is evolving and uncertain. For example, the California Privacy Rights Act (“CPRA”), which became operative on January 1, 2023 and amended and expanded the California Consumer Privacy Act (“CCPA”), imposes more stringent requirements on certain businesses with respect to consumer and employee data privacy in California. These laws include provisions that give California residents and employees expanded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used. Compliance with any new or developing privacy laws in the United States, including any state or federal laws, may require significant resources and subject us to a variety of regulatory and private sanctions.
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
State laws may also, among other things, limit the amounts we may garnish from a consumer in enforcing a judgement, limit the ways in which we can contact a consumer, limit the time in which we may file legal actions, and require specific account information for certain collection activities. By way of example, Washington D.C. passed the “Protecting Consumers from Unjust Debt Collection Practices Amendment Act of 2021” which went into effect January 2023. The law, among other things, requires both debt buyers and debt collectors operating in Washington D.C. to have in their possession specific account information before debt collection efforts can begin and has contact limitations more restrictive than Regulation F. In addition, other state and local requirements and court rulings in various jurisdictions may also affect our ability to collect.
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
Financial Conduct Authority Regulation. UK debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office and the UK Office of Communications. Cabot has three regulated entities in the UK: the debt purchase brand Cabot Credit Management Group Limited (“CCMG”), the servicing brand Wescot and Cabot’s law firm, Mortimer Clarke Solicitors Limited (“Mortimer Clarke”). The FCA regards debt collection as a “high risk” activity primarily due to the potential impact that poor practice can have on already vulnerable consumers and as a result maintains a focus on the sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including principles to “act to deliver good outcomes for retail customers,” as well as the applicable consumer credit laws and regulations. The FCA also publishes guidance on various topics from time to time that it expects firms to comply with.
The FCA has applied its rules, including its high-level principles and conduct of business standards, to consumer credit firms. In July 2023, the FCA implemented its new Consumer Duty, which aims to provide a higher level of consumer protection in retail financial markets and combines existing consumer treatment requirements with enhanced standards by requiring firms to act to deliver good outcomes for customers. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase via requirements such as the Consumer Duty. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources. Companies authorized by the FCA must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business (including the principle of “act to deliver good outcomes for retail customers”), and rules and guidance on systems and controls.

The Senior Managers and Certification Regime (“SMCR”) is designed to drive accountability and risk ownership within businesses and applies to the majority of colleagues who need to be aware of and adhere to the required standards of conduct. In addition to the full authorization of its business with the FCA, CCMG, Wescot and Mortimer Clarke have appointed certain individuals who have significant control or influence over the management of the respective businesses, known as Senior Management Function Managers (“SMF Managers”). SMF Managers are subject to statements of principle and codes of practice established and enforced by the FCA.
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
Data protection. In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with the General Data Protection Regulation 2016/679 (“GDPR”) and where applicable the UK Data Protection Act 2018. This substantially replaced the previous legislation (Data Protection Act of 1998) and introduced significant changes to the data protection regime including but not limited to: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). Data Protection Officer(s) have been appointed for the UK, Spain, France, Portugal and Ireland who are supported by Privacy Champions at each European/UK site to promote and enforce good data protection practices.
In the EU, there is a new regulatory framework under Directive 2021/2167 of the European Parliament and of the Council on credit servicers and credit purchasers, known as the Non-Performing Loan (“NPL”) Directive. Member states within the EU must comply with this Directive and transpose it into local law. The NPL Directive regulates the sale, purchase, and servicing of NPLs originated by EU credit institutions, and states that the activity of credit servicing is subject to authorization and defines the requirements for the granting of such authorization. Member States must establish their authorization procedures and set up a national register of all credit servicers authorized to provide services within their territory. The activities of credit servicers are subject to supervision by the competent authority of the home Member State. To date, of the markets we operate in, Ireland and France are the only EU member states to transpose the NPL Directive into local law with our Irish entity automatically being given credit servicing authorization and our French entity received authorization in 2024. Spain and Portugal are expected to transpose the NPL Directive into local law during 2025.
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
Human Capital Management
As of December 31, 2024, we had approximately 7,350 employees, of which approximately 20% were in the United States and 80% were in our international locations. We have no employees in North America represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in Spain, France and the United Kingdom who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are positive.
Our approach to human capital management starts with a strong foundation anchored in our commitment to values and ethics. Attracting, developing and retaining talent is critical to executing our strategy and our ability to compete effectively. We believe in the importance of creating an engaging work environment for our employees, supporting their well-being with fair and market-competitive pay and benefits, and investing in their growth and development.
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
Inclusion and Collaboration
At Encore, we believe in creating pathways to economic freedom for our consumers and understand that an inclusive workplace leads to better business outcomes. We know that our best work happens when we collaborate and embrace a range of thoughts, backgrounds and experiences and when our unique voices are heard and celebrated. We are committed to fostering an environment that promotes learning, curiosity and continuous improvement, while creating spaces for all people to bring their authentic selves to work. As of December 31, 2024, approximately 49% of our total workforce were women.
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
Risks Related to Our Business and Industry
Financial, economic and other conditions affect the ability of consumers to pay their obligations, which could harm our financial results.
Economic conditions globally and locally directly affect unemployment and credit availability. Adverse conditions (including natural disasters and extreme weather events), economic changes (including significant inflation), political volatility and financial disruptions (including unemployment) could place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the financially distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and operating results.
We may not be able to purchase receivables at favorable prices, which could limit our growth or profitability.
Our ability to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Due, in part, to fluctuating prices for receivable portfolios, fluctuating supply and competition within the marketplace, there has been, and could continue to be, considerable variation in our purchasing volume and pricing from quarter to quarter and year to year. The volume of our portfolio purchases may be limited when prices are high and may or may not increase when portfolio pricing is more favorable to us. Further, our rates of return may decline when portfolio prices are high. We do not know how long portfolios will be available for purchase on terms acceptable to us, or at all.
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
We operate in a highly regulated environment with laws and regulations that are subject to significant change, interpretation and level of enforcement. Any sustained decrease in regulation or enforcement of regulation could lead to increased competition. If we are unable to develop and expand our business or to adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient face value amounts at appropriate prices, which could adversely affect our business, financial condition and operating results.
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
Our models and consumer databases provide information that is critical to our business. We rely on data provided to us at the time of purchase augmented by data provided by multiple credit reference agencies, our servicing partners and other sources in order to operate our systems, develop our proprietary consumer profiles and run our business generally. If these credit reference agencies were to terminate their agreements or stop providing us with data for any reason, for example, due to a change in governmental regulation, or if they were to considerably raise the price of their services, our business could be materially and adversely affected. Also, if any of the proprietary information or data that we use became public, for example, due to a change in government regulations, we could lose a significant competitive advantage and our business could be negatively impacted.
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
Our success depends in a large part on sophisticated computer and telecommunications systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus, or service provider failure, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain, and expand the databases we use for our collection activities. Any simultaneous failure of our information systems and their backup systems would interrupt our business operations.
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
We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personal, confidential or proprietary consumer or employee information, on our information technology networks. Despite the implementation of risk and security measures (see Item 1A-Cybersecurity), our information technology networks and systems have been, and in the future may again be, subject to breaches, disruptions and shutdowns due to attacks by threat actors or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems.
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
Cybersecurity incidents have, and could again compromise our networks and information stored on our networks (or on the networks of third-party service providers) has been, and could again be, accessed, exfiltrated, disclosed, lost or destroyed. Due to our size and the large number of service providers we work with and the increasing sophistication and complexity of cyber attacks, an incident could occur and persist for an extended period without detection. Any investigation of a cyber attack or other security incident would be unpredictable and would take time before the completion of any investigation and before there is availability of full and reliable information.
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
•social, political and economic volatility, instability, recessions or uncertainty;
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
Because we conduct some business in currencies other than U.S. dollars, primarily the British Pound, but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates upon translation of these business results into U.S. dollars. In the normal course of business, we may employ various strategies to manage these economic risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations in foreign currency exchange rates could adversely affect our financial condition and operating results.
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
We sometimes purchase accounts in asset classes that are subject to industry-specific and/or issuer-specific restrictions that limit the collection methods that we can use on those accounts. Over time, laws, rules and regulations requiring increased availability of historic information about receivables in order to collect. If credit originators or portfolio resellers are unable or unwilling to meet these evolving requirements, we may be unable or unwilling to collect on certain accounts. Inability to collect sufficient amounts from these accounts, through available collection methods, could adversely affect our business, financial condition and operating results.

In addition, the CFPB has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, payment processors and credit reporting agencies, among others. Enforcement activity in these spaces by the CFPB or others, especially in the absence of clear rules or regulatory expectations, may be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results.
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
Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling receivables to us, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers, necessitate ongoing adjustments to our policies and compliance programs, or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results. For example, in 2020, the CFPB filed a lawsuit alleging that Encore and certain of our U.S. subsidiaries had violated a consent order (the “2015 Consent Order”) pursuant to which we had previously settled allegations raised by the CFPB arising from practices during the period between 2011 and 2015. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. In 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment required us to, among other things, continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices and pay a $15.0 million civil monetary penalty.
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
We are subject to ongoing risks of regulatory investigations and litigation, including individual and class action lawsuits, under consumer credit, consumer protection, theft, privacy, data protection, collections, and other laws, and we may be subject to awards of substantial damages or be required to make other expenditures or change our business practices as a result.
We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data protection, automated dialing equipment, debt collections, and other laws. Some of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, FTC, FCA, state Attorneys General, Central Bank of Ireland or other governmental bodies relating to our activities. For example, in September 2020 the CFPB filed a lawsuit alleging that Encore and certain of its US subsidiaries had violated the 2015 Consent Order and in October 2020 we entered into the Stipulated Judgment with the CFPB to resolve the lawsuit. These litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, costs, sanctions, civil monetary penalties, consumer restitution, or injunctive relief, as well as other forms of relief, that could require us to pay damages, make other expenditures or result in changes to our business practices. Any changes to our business practices could result in lower collections, increased cost to collect or reductions in estimated remaining collections. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Further, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have an adverse effect on our business, financial condition and operating results.
Negative publicity associated with litigation, governmental investigations, regulatory actions, cybersecurity breaches and other public statements could damage our reputation.
From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from consumers. These stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices, the debt collection industry in general, our cybersecurity or any exfiltration or disclosure of sensitive data could adversely affect our stock price, our position in the marketplace in which we compete, and our ability to purchase charged-off receivables, any of which could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in “Note 6: Borrowings” to our consolidated financial statements, as of December 31, 2024, our total long-term indebtedness outstanding was approximately $3.7 billion. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
In particular, the Global Senior Facility also requires the Company and the guarantors to observe certain customary affirmative covenants, including three maintenance covenants. These require the Company to ensure that the LTV Ratio (as defined in the Global Senior Facility) does not exceed 0.75 and the SSRCF LTV Ratio (as defined in the Global Senior Facility) does not exceed 0.275. The Company is further required to maintain a Fixed Charge Coverage Ratio (as defined in the Global Senior Facility) of at least 2.0. These financial covenants are, subject in the case of the LTV Ratio to a minimum drawing requirement, tested quarterly (or with respect to the SSRCF Ratio, monthly). The breach of any of these maintenance covenants could lead to the consequences referred to above.
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
•political volatility or geopolitical tensions;
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
We have a significant amount of goodwill. Goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. The goodwill test compares the fair value for each of our reporting units to its associated carrying value. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future. We recorded a goodwill impairment charge of $100.6 million at the Cabot reporting unit during the fourth quarter of 2024. We had previously recorded a goodwill impairment charge of $238.2 million at the Cabot reporting unit in the fourth quarter of 2023. There can be no assurance that we will not be required to take an additional impairment charge in the future, which could have a material adverse effect on our results of operations.

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
The closing price of our common stock on February 20, 2025, was $50.01 per share and there were 21 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2019 through December 31, 2024, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group consisting of B2Impact, Hoist Finance, Intrum, Kruk and PRA Group, Inc. which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2019, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Encore Capital Group, Inc., the NASDAQ Composite Index,
and Peer Group

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Encore Capital Group, Inc.
NASDAQ Composite Index
Peer Group

	12/19	12/20	12/21	12/22	12/23	12/24
Encore Capital Group, Inc.	$100.00	$110.15	$175.65	$135.56	$143.51	$135.08
NASDAQ Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Peer Group	$100.00	$96.12	$117.10	$77.39	$83.30	$74.13

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
Share Repurchases
As announced in May 2021, our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. During the year ended December 31, 2022, we repurchased 1,497,184 shares of our common stock for approximately $86.9 million under the share repurchase program. We did not make any repurchases under the share repurchase program during the years ended December 31, 2023 and 2024. As of December 31, 2024, we had remaining authority to purchase $91.9 million of our common stock. Our practice is to retire the shares repurchased.
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
Cabot (Europe)
Through Cabot, we are one of the largest credit management services providers in Europe and the United Kingdom. Cabot, in addition to its primary business of portfolio purchasing and recovery, also provides a range of debt servicing offerings such as early stage collections, business process outsourcing (“BPO”), and contingent collections, including through Wescot Credit Services Limited (“Wescot”).
LAAP (Latin America and Asia-Pacific)
We have purchased non-performing loans in Mexico. Additionally, we have a subsidiary Encore Asset Reconstruction Company (“EARC”) in India.
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
We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our U.S. operations. These methods and models generally allow us to value portfolios accurately (limiting the risk of overpaying), avoid buying portfolios that are incompatible with our methods or strategies and align the accounts we purchase with our business channels to maximize future collections. As a result, we have generally been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States.
Cabot (Europe)
In Europe, our purchased defaulted debt portfolios primarily consist of credit card and consumer loan accounts. We purchase receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model generally allows us to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, we have generally been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and Europe.
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending reaching record levels and the highest U.S. charge-off rate in ten years, supply remains elevated at a record level. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the fourth quarter remained at favorable levels as a result of elevated market supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe growth in lending and rising delinquency rates will drive continued growth in supply.
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
France and Spain continue to be two of the largest markets in Europe with significant portfolio sales. Financial institutions continue to look to dispose of non-performing loans in these markets.
While we have seen sales activity across all of our European markets, underlying default rates are generally low by historic levels, and consumer lending volumes have stagnated. Sales levels are expected to fluctuate from quarter to quarter. In general, portfolio pricing remains competitive across our European footprint, constraining the amount of capital we can deploy in Europe.
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
MCM (United States)	$998,853	$814,557	$556,000
Cabot (Europe)	353,182	259,255	244,507
Total purchases of receivable portfolios	$1,352,035	$1,073,812	$800,507
In the United States, capital deployment increased during both the year ended December 31, 2024, as compared to 2023, and during the year ended December 31, 2023, as compared to 2022. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing remained at favorable levels.
In Europe, capital deployment increased during both the year ended December 31, 2024, as compared to 2023, and during the year ended December 31, 2023, as compared to 2022. Pricing continues to remain competitive in our European footprint; constraining the amount of capital we can deploy in Europe. Capital deployment stayed relatively limited during the nine months ended September 30, 2024. During the fourth quarter of 2024, we made three large spot purchases totaling approximately $145.4 million and as a result, capital deployment increased by $93.9 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023.
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
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
MCM (United States):
Call center and digital collections	$991,051	$783,164	$772,728
Legal collections	560,699	526,197	581,078
Collection agencies	19,904	5,221	1,126
Subtotal	1,571,654	1,314,582	1,354,932
Cabot (Europe):
Call center and digital collections	249,472	217,784	203,378
Legal collections	200,211	189,406	193,348
Collection agencies	138,348	136,841	156,545
Subtotal	588,031	544,031	553,271
Other geographies:	2,793	3,954	3,334
Total collections from purchased receivables	$2,162,478	$1,862,567	$1,911,537
Gross collections from purchased receivables increased by $299.9 million, or 16.1%, to $2,162.5 million during the year ended December 31, 2024, from $1,862.6 million during the year ended December 31, 2023. The increase in collections in the United States was primarily a result of consistent increases in capital deployments in the United States in recent years. The increase in collections from purchased receivables in Europe was primarily due to the acquisition of portfolios with higher returns in recent periods. Additionally, collections in Europe were favorably impacted by foreign currency translation by approximately $10.5 million, during the year ended December 31, 2024, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 2.7% for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Gross collections from purchased receivables remained relatively stable during the year ended December 31, 2023, as compared to gross collections during the year ended December 31, 2022.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2024		2023		2022
Revenues
Revenue from receivable portfolios	$1,302,567	99.0%	$1,204,437	98.5%	$1,202,361	85.9%
Changes in recoveries	(89,740)	(6.8)%	(82,530)	(6.7)%	93,145	6.7%
Total debt purchasing revenue	1,212,827	92.2%	1,121,907	91.8%	1,295,506	92.6%
Servicing revenue	84,783	6.4%	83,136	6.8%	94,922	6.8%
Other revenues	18,751	1.4%	17,637	1.4%	7,919	0.6%
Total revenues	1,316,361	100.0%	1,222,680	100.0%	1,398,347	100.0%
Operating expenses
Salaries and employee benefits	422,910	32.1%	391,532	32.0%	375,135	26.8%
Cost of legal collections	259,298	19.7%	224,252	18.3%	217,944	15.6%
General and administrative expenses	163,847	12.4%	144,862	11.8%	145,798	10.4%
Other operating expenses	130,802	9.9%	111,179	9.1%	111,234	8.0%
Collection agency commissions	30,596	2.3%	35,657	2.9%	35,568	2.5%
Depreciation and amortization	32,434	2.5%	41,737	3.4%	46,419	3.3%
Goodwill impairment	100,600	7.6%	238,200	19.5%	—	—%
Impairment of assets	18,544	1.4%	18,726	1.5%	4,075	0.3%
Total operating expenses	1,159,031	87.9%	1,206,145	98.5%	936,173	66.9%
Income from operations	157,330	12.1%	16,535	1.5%	462,174	33.1%
Other expense
Interest expense	(252,545)	(19.2)%	(201,877)	(16.5)%	(153,308)	(11.0)%
Loss on extinguishment of debt	(7,832)	(0.6)%	—	—%	—	—%
Other income	6,832	0.4%	5,078	0.3%	2,123	0.1%
Total other expense	(253,545)	(19.4)%	(196,799)	(16.2)%	(151,185)	(10.9)%
(Loss) income before income taxes	(96,215)	(7.3)%	(180,264)	(14.7)%	310,989	22.2%
Provision for income taxes	(43,029)	(3.3)%	(26,228)	(2.1)%	(116,425)	(8.3)%
Net (loss) income	$(139,244)	(10.6)%	$(206,492)	(16.8)%	$194,564	13.9%

Comparison of Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2023 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
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

The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue recognized from portfolio basis	$1,279,467	$1,176,835	$102,632	8.7%
ZBA revenue	23,100	27,602	(4,502)	(16.3)%
Revenue from receivable portfolios	1,302,567	1,204,437	98,130	8.1%

Recoveries above (below) forecast	78,202	(33,405)	111,607
Changes in expected future recoveries	(167,942)	(49,125)	(118,817)
Changes in recoveries	(89,740)	(82,530)	(7,210)	8.7%
Debt purchasing revenue	1,212,827	1,121,907	90,920	8.1%

Servicing revenue	84,783	83,136	1,647	2.0%
Other revenues	18,751	17,637	1,114	6.3%
Total revenues	$1,316,361	$1,222,680	$93,681	7.7%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenue was favorably impacted by foreign currency translation by approximately $6.2 million, during the year ended December 31, 2024, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 2.7% for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
The increase in revenue recognized from portfolio basis during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a higher portfolio basis (i.e. a higher investment in receivable balance) in the U.S. driven by a consistent higher volume of purchases in recent years.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively and are expected to vary from period to period. Collections over-performed the forecasted collections by approximately $78.2 million during the year ended December 31, 2024. Collections under-performed the forecasted collections by approximately $33.4 million during the year ended December 31, 2023. The over and under performance in the periods presented represented only a small fraction of total collections in the corresponding periods.
We reassess the forecasts of expected lifetime recoveries each quarter by considering, among other factors, historical and current collection performance, changes in consumer behaviors, and macroeconomic environment. During the fourth quarter of 2024, we deployed a new U.K. forecasting model that develops expected future recoveries for investment in receivable portfolios at Cabot. The new model update was primarily driven by recent changes in Cabot as it continues to acquire portfolios that have more dynamic characteristics and are better forecasted utilizing a model that processes data inputs at a more granular level. As part of the new model development process, management updated certain model inputs driven by collection experience, operational performance and recent changes in collection strategies. This new forecasting model was applied to all vintages, which resulted in a change in the estimate of expected future recoveries. This change in accounting estimate reduced Cabot’s estimated remaining collections by $361.6 million, which when discounted to present value, resulted in a negative change in expected future recoveries of $75.3 million. Additionally, we recognized approximately $22.2 million of negative changes in expected future recoveries resulting from the sale of our investment in receivable portfolios associated with the exit of our Italian debt purchasing and recovery business in November 2024. These significant changes in expected recoveries at Cabot during the fourth quarter of 2024, combined with changes driven by recurring reassessments of the expected future recoveries, reduced Cabot’s total estimated remaining collections by $452.9 million, which when discounted to present value, resulted in a net negative change in expected future recoveries of $129.1 million during the fourth quarter of 2024.
As a result of all the above during the fourth quarter, and the negative changes recorded during the previous quarters in 2024, we recorded a total net negative change in expected future recoveries of approximately $167.9 million during the year ended December 31, 2024. We recorded approximately $49.1 million in net negative change in expected future recoveries during the year ended December 31, 2023.

The following tables summarize collections from purchased receivables, revenue from receivable portfolios, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2024			As of December 31, 2024
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$23,097	$23,097	$—	$—	—%
2011	10,113	8,961	973	822	88.6%
2012	10,487	10,436	(876)	1,542	42.0%
2013	26,140	23,173	1,541	4,173	40.5%
2014	16,983	11,294	2,158	12,741	6.7%
2015	15,890	7,899	4,089	15,137	3.9%
2016	27,972	14,463	5,068	25,059	4.2%
2017	40,123	24,203	3,683	30,546	5.6%
2018	64,231	34,103	4,148	57,724	4.0%
2019	112,391	61,473	(1,517)	108,256	3.8%
2020	127,555	69,461	(2,867)	126,055	3.7%
2021	131,870	69,185	6,921	119,734	3.9%
2022	254,329	121,998	(2,765)	262,669	3.1%
2023	471,838	277,750	16,152	610,793	3.3%
2024	238,635	173,924	23,821	954,105	3.4%
Subtotal	1,571,654	931,420	60,529	2,329,356	3.6%
Europe:
ZBA	3	3	—	—	—%
2013	53,805	46,361	(18,377)	97,720	3.2%
2014	50,220	40,518	(19,840)	87,270	3.0%
2015	34,541	24,845	(10,459)	67,144	2.5%
2016	30,143	22,156	(7,416)	56,323	2.7%
2017	41,211	25,293	(8,463)	92,872	1.9%
2018	42,379	26,759	(27,184)	107,036	1.6%
2019	47,174	27,687	(10,131)	100,030	1.9%
2020	31,454	20,055	(11,885)	53,577	2.2%
2021	52,278	34,892	(21,063)	116,711	1.9%
2022	64,555	34,045	(14,916)	142,813	1.5%
2023	89,799	39,774	(3,124)	187,267	1.5%
2024	50,469	28,759	361	321,419	2.2%
Subtotal	588,031	371,147	(152,497)	1,430,182	2.1%
Other geographies:(1)
All vintages	2,793	—	2,228	16,831	—%
Subtotal	2,793	—	2,228	16,831	—%
Total	$2,162,478	$1,302,567	$(89,740)	$3,776,369	3.0%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Year Ended December 31, 2023			As of December 31, 2023
	Collections	Revenue from Receivable Portfolios	Changes in Recoveries	Investment in Receivable Portfolios	Monthly EIR
United States:
ZBA	$27,584	$27,584	$—	$—	—%
2011	13,276	12,519	434	1,003	88.6%
2012	15,881	14,209	1,062	2,479	42.0%
2013	34,529	32,570	157	5,601	40.5%
2014	20,910	13,873	3,965	16,271	6.7%
2015	19,518	10,665	1,541	19,042	3.9%
2016	35,130	19,773	2,343	33,504	4.2%
2017	57,985	35,121	3,380	42,838	5.5%
2018	89,548	51,015	(6,206)	83,861	4.0%
2019	164,106	91,341	(2,668)	160,976	3.8%
2020	194,522	104,555	(3,622)	187,358	3.7%
2021	188,895	109,241	(23,969)	175,906	3.9%
2022	268,516	179,175	(51,222)	398,824	3.1%
2023	184,182	136,249	29,359	793,117	3.2%
Subtotal	1,314,582	837,890	(45,446)	1,920,780	3.7%
Europe:
ZBA	18	18	—	—	—%
2013	57,747	51,931	(12,684)	125,541	3.2%
2014	54,537	44,640	(4,516)	119,369	3.0%
2015	36,237	27,317	(1,928)	89,034	2.5%
2016 (1)	35,272	24,957	2,863	76,499	2.8%
2017	48,763	29,652	(4,282)	120,508	1.9%
2018	49,675	31,967	(10,229)	157,616	1.6%
2019	54,544	31,767	1,059	133,484	1.9%
2020	37,363	23,939	920	83,638	2.2%
2021	58,515	40,972	(10,828)	166,490	1.9%
2022	70,385	40,530	(5,161)	199,024	1.6%
2023	40,975	18,857	7,258	248,185	1.5%
Subtotal	544,031	366,547	(37,528)	1,519,388	2.0%
Other geographies: (2)
All vintages	3,954	—	444	28,264	—%
Subtotal	3,954	—	444	28,264	—%
Total	$1,862,567	$1,204,437	$(82,530)	$3,468,432	3.0%
_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues and other revenues remained relatively consistent during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$422,910	$391,532	$31,378	8.0%
Cost of legal collections	259,298	224,252	35,046	15.6%
General and administrative expenses	163,847	144,862	18,985	13.1%
Other operating expenses	130,802	111,179	19,623	17.6%
Collection agency commissions	30,596	35,657	(5,061)	(14.2)%
Depreciation and amortization	32,434	41,737	(9,303)	(22.3)%
Goodwill impairment	100,600	238,200	(137,600)	(57.8)%
Impairment of assets	18,544	18,726	(182)	(1.0)%
Total operating expenses	$1,159,031	$1,206,145	$(47,114)	(3.9)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $7.2 million, during the year ended December 31, 2024, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 2.7% for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $22.6 million primarily due to an increase in overall average headcount and general increase in wage during the year ended December 31, 2024 as compared to 2023; and
•An increase in employee benefits and payroll taxes of approximately $8.6 million.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Court costs	$170,528	$134,200	$36,328	27.1%
Legal collection fees	88,770	90,052	(1,282)	(1.4)%
Total cost of legal collections	$259,298	$224,252	$35,046	15.6%
The increase in cost of legal collections during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an increase in court costs due to increased legal placements in this channel in the U.S. The increase was partially offset by decreased contingent fees paid to our external network of attorneys as we grow our legal collection activities through our internal legal channel.

General and Administrative Expenses
The increase in general and administrative expenses during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the following reasons:
•An increase in information technology expenses of approximately $8.9 million; and
•An increase in consulting fees of approximately $4.5 million; and
•An increase in miscellaneous general and administrative related expenses of approximately $3.8 million.
Other Operating Expenses
The increase in other operating expenses during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an increase in postage and printing expenses of approximately $10.3 million and an increase in costs relating to skip tracing of approximately $7.1 million.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions decreased by approximately $5.1 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to fewer accounts placed with external agencies and favorable commission rates received from such agencies in Europe.
Depreciation and Amortization
The decrease in depreciation and amortization expenses during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to a decrease in depreciation expenses of approximately $5.8 million and a decrease in amortizable expenses of approximately $3.5 million as a result of smaller depreciable and amortizable asset balances during the year ended December 31, 2024, compared to the year ended December 31, 2023.
Goodwill Impairment
During the fourth quarter of 2024, we performed our annual goodwill impairment assessment as of October 1, 2024, which did not result in any goodwill impairment charge. Subsequent to the annual goodwill impairment test, we significantly lowered the estimated future recoveries for our investment in receivable portfolios at Cabot during the fourth quarter of 2024, management considered this a triggering event and conducted another quantitative test for goodwill impairment as of December 31, 2024. This subsequent goodwill impairment analysis resulted in an impairment charge for the Cabot reporting unit of $100.6 million. The decline in the fair value of the Cabot reporting unit below its carrying value primarily resulted from changes in expected future cash flows as compared to our previous financial forecasts, and to a lesser extent, a decline in market multiples. We also recorded a goodwill impairment charge of $238.2 million during the year ended December 31, 2023. No triggering events were identified during the interim periods between the two annual goodwill impairment tests. Refer to “Note 15: Goodwill and Identifiable Intangible Assets” to our consolidated financial statements for further details.
Impairment of Assets
During the fourth quarter of 2024, we tested for impairment of our long-lived assets held at our servicing business and recorded an impairment charge relating to the computer systems of approximately $18.5 million. Refer to “Property and Equipment, Net” in “Note 5: Composition of Certain Financial Statement Items” to our consolidated financial statements for further details. We recorded an impairment charge of $18.7 million for our acquired definite-lived intangible assets during the year ended December 31, 2023.
Interest Expense
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Stated interest on debt obligations	$236,220	$184,717	$51,503	27.9%
Amortization of debt issuance costs	14,763	15,670	(907)	(5.8)%
Amortization of debt discount	1,562	1,490	72	4.8%
Total interest expense	$252,545	$201,877	$50,668	25.1%

The increase in interest expense during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the following reasons:
•The effect resulting from rising interest rates of approximately $23.9 million; and
•The effect resulting from increased average debt balance of approximately $25.2 million; and
•An unfavorable impact of foreign currency translation of approximately $1.6 million driven by the weakening of the U.S. dollar against the British Pound.
Loss on Extinguishment of Debt
Loss on extinguishment of debt associated with write-offs of unamortized debt discount and debt issuance costs relating to the early redemptions of our senior secured notes and the refinancing of the Cabot Securitisation Senior Facility was $7.8 million during the year ended December 31, 2024. Refer to “Note 6: Borrowings” in the notes to our consolidated financial statements for details of our financing activities.
Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $6.8 million and $5.1 million during the years ended December 31, 2024 and 2023, respectively. Interest income included in other income, net of other expense, was approximately $7.0 million and $4.7 million during the years ended December 31, 2024 and 2023, respectively.
Provision for Income Taxes
During the years ended December 31, 2024 and 2023, we recorded income tax provisions of $43.0 million and $26.2 million, respectively.
The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2024	2023
Federal provision	21.0%	21.0%
State provision	(5.7)%	(3.0)%
Foreign rate differential	(2.8)%	0.6%
Change in valuation allowance (1)	(32.2)%	7.3%
Goodwill impairment (2)	(22.4)%	(28.3)%
Taxable gain in foreign jurisdiction (3)	2.6%	2.9%
Nondeductible compensation	(1.2)%	(0.6)%
Return to provision adjustments	(1.3)%	0.6%
Forfeit benefit due to merger/liquidations (4)	—%	(14.7)%
Other	(2.7)%	(0.3)%
Effective rate	(44.7)%	(14.5)%
________________________
(1)The change in valuation allowance during the year ended December 31, 2024 reflected certain foreign subsidiaries’ operating losses. The change in valuation allowance during the year ended December 31, 2023 was primarily due to the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets.
(2)During the years ended December 31, 2024 and 2023, we recorded a non-cash goodwill impairment charge of $100.6 million and $238.2 million at our Cabot reporting unit, respectively. Refer to “Note 15: Goodwill and Identifiable Intangible Assets” to our consolidated financial statements for further details.
(3)Represents taxable foreign currency movement recognized in a foreign subsidiary.
(4)Represents the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets during the year ended December 31, 2023.
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

	Year Ended December 31,
	2024	2023	2022
GAAP net (loss) income, as reported	$(139,244)	$(206,492)	$194,564
Adjustments:
Interest expense	252,545	201,877	153,308
Loss on extinguishment of debt	7,832	—	—
Interest income	(7,008)	(4,746)	(1,774)
Provision for income taxes	43,029	26,228	116,425
Depreciation and amortization	32,434	41,737	46,419
Net gain on derivative instruments(1)	(267)	(3,170)	—
Stock-based compensation expense	14,012	13,854	15,402
Acquisition, integration and restructuring related expenses(2)	10,451	7,401	1,213
Goodwill impairment(3)	100,600	238,200	—
Impairment of assets(3)	18,544	18,726	4,075
Adjusted EBITDA	$332,928	$333,615	$529,632
Collections applied to principal balance(4)	$1,004,230	$776,280	$635,262
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
(3)During the years ended December 31, 2024 and 2023, we recorded a non-cash goodwill impairment charge of $100.6 million and $238.2 million, respectively. We recorded a non-cash impairment of long-lived assets of $18.5 million and a non-cash impairment of intangible assets of $18.7 million during the years ended December 31, 2024 and 2023, respectively. We believe these non-cash impairment charges are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results. Refer to “Note 15: Goodwill and Identifiable Intangible Assets” and “Property and Equipment, Net” in “Note 5: Composition of Certain Financial Statement Items” to our consolidated financial statements for further details.
(4)Collections applied to principal balance is calculated in the table below:

	Year Ended December 31,
	2024	2023	2022
Collections applied to investment in receivable portfolios, net	$859,911	$658,130	$709,176
Changes in recoveries	89,740	82,530	(93,145)
Other proceeds applied to basis	54,579	35,620	19,231
Collections applied to principal balance	$1,004,230	$776,280	$635,262

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2024
		<2015	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total(2)	CCMM(3)
United States:
<2015	$3,762,044	$7,258,767	$1,076,324	$739,743	$519,613	$372,705	$290,351	$216,962	$186,927	$140,814	$112,180	$86,820	$11,001,206	2.9
2015	499,034	—	105,610	231,102	186,391	125,673	85,042	64,133	42,774	25,655	19,518	15,890	901,788	1.8
2016	552,969	—	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	27,972	1,106,800	2.0
2017	527,442	—	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	40,123	1,203,830	2.3
2018	629,184	—	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	64,231	1,362,304	2.2
2019	675,091	—	—	—	—	—	174,693	416,315	400,250	256,444	164,106	112,391	1,524,199	2.3
2020	537,689	—	—	—	—	—	—	213,450	430,514	311,573	194,522	127,555	1,277,614	2.4
2021	403,678	—	—	—	—	—	—	—	120,354	240,605	188,895	131,870	681,724	1.7
2022	549,533	—	—	—	—	—	—	—	—	98,277	268,516	254,329	621,122	1.1
2023	807,309	—	—	—	—	—	—	—	—	—	184,182	471,838	656,020	0.8
2024	994,995	—	—	—	—	—	—	—	—	—	—	238,635	238,635	0.2
Subtotal	9,938,968	7,258,767	1,181,934	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	1,571,654	20,575,242	2.1
Europe:
<2015	1,242,208	519,115	410,256	322,275	284,799	261,696	218,565	177,458	178,076	134,094	112,284	104,025	2,722,643	2.2
2015	419,941	—	65,870	127,084	103,823	88,065	72,277	55,261	57,817	42,660	36,249	34,544	683,650	1.6
2016	249,584	—	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	30,143	496,794	2.0
2017	461,571	—	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	41,211	665,223	1.4
2018	427,030	—	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	42,379	480,869	1.1
2019	272,905	—	—	—	—	—	44,118	80,502	88,448	63,607	54,544	47,174	378,393	1.4
2020	104,940	—	—	—	—	—	—	22,721	59,803	45,757	37,363	31,454	197,098	1.9
2021	242,825	—	—	—	—	—	—	—	43,082	66,529	58,515	52,278	220,404	0.9
2022	231,869	—	—	—	—	—	—	—	—	36,957	70,385	64,555	171,897	0.7
2023	259,255	—	—	—	—	—	—	—	—	—	40,975	89,799	130,774	0.5
2024	353,182	—	—	—	—	—	—	—	—	—	—	50,469	50,469	0.1
Subtotal	4,265,310	519,115	476,126	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	588,031	6,198,214	1.5
Other geographies(4):
All vintages	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	549,029	1.6
Subtotal	340,283	40,293	42,665	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	549,029	1.6
Total	$14,544,561	$7,818,175	$1,700,725	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$2,162,478	$27,322,485	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2024, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through December 31, 2024 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple (3)
United States:
<2015(4)	$3,762,044	$11,001,206	$175,886	$11,177,092	3.0
2015	499,034	901,788	31,945	933,733	1.9
2016	552,969	1,106,800	54,832	1,161,632	2.1
2017	527,442	1,203,830	82,495	1,286,325	2.4
2018	629,184	1,362,304	132,023	1,494,327	2.4
2019	675,091	1,524,199	237,245	1,761,444	2.6
2020	537,689	1,277,614	274,934	1,552,548	2.9
2021	403,678	681,724	270,489	952,213	2.4
2022	549,533	621,122	517,472	1,138,594	2.1
2023	807,309	656,020	1,231,890	1,887,910	2.3
2024	994,995	238,635	2,092,352	2,330,987	2.3
Subtotal	9,938,968	20,575,242	5,101,563	25,676,805	2.6
Europe:
<2015(4)	1,242,208	2,722,643	652,761	3,375,404	2.7
2015(4)	419,941	683,650	191,234	874,884	2.1
2016	249,584	496,794	161,823	658,617	2.6
2017	461,571	665,223	203,901	869,124	1.9
2018	427,030	480,869	220,865	701,734	1.6
2019	272,905	378,393	215,965	594,358	2.2
2020	104,940	197,098	120,280	317,378	3.0
2021	242,825	220,404	252,798	473,202	1.9
2022	231,869	171,897	263,336	435,233	1.9
2023	259,255	130,774	335,809	466,583	1.8
2024	353,182	50,469	695,102	745,571	2.1
Subtotal	4,265,310	6,198,214	3,313,874	9,512,088	2.2
Other geographies(5):
All vintages	340,283	549,029	25,448	574,477	1.7
Subtotal	340,283	549,029	25,448	574,477	1.7
Total	$14,544,561	$27,322,485	$8,440,885	$35,763,370	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2024, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2025	2026	2027	2028	2029	2030	2031	2032	2033	>2033	Total(2)
United States:
<2015(3)	$62,034	$41,309	$26,476	$17,988	$11,858	$7,595	$4,597	$2,623	$1,158	$248	$175,886
2015	11,603	7,051	4,107	2,895	2,043	1,444	1,024	727	518	533	31,945
2016	19,953	11,627	7,097	4,990	3,515	2,481	1,754	1,244	885	1,286	54,832
2017	27,771	17,255	11,461	7,886	5,560	3,930	2,786	1,980	1,413	2,453	82,495
2018	41,799	28,664	19,501	12,869	8,860	6,255	4,429	3,146	2,242	4,258	132,023
2019	77,040	51,336	34,584	23,530	15,622	10,805	7,611	5,375	3,804	7,538	237,245
2020	86,557	60,147	40,788	27,821	18,927	12,644	8,799	6,206	4,388	8,657	274,934
2021	84,650	59,634	39,528	26,912	18,603	12,845	8,783	6,114	4,306	9,114	270,489
2022	168,280	110,188	75,135	49,788	34,372	24,460	17,364	12,089	8,374	17,422	517,472
2023	408,360	256,644	170,674	121,972	85,134	59,950	41,626	29,019	20,081	38,430	1,231,890
2024	542,741	511,967	322,406	214,981	151,775	106,720	75,768	53,087	37,067	75,840	2,092,352
Subtotal	1,530,788	1,155,822	751,757	511,632	356,269	249,129	174,541	121,610	84,236	165,779	5,101,563
Europe:
<2015(3)	86,244	77,434	67,715	59,618	52,824	46,571	41,310	37,327	33,654	150,064	652,761
2015(3)	27,064	24,348	21,419	18,069	15,782	13,693	11,921	10,627	9,468	38,843	191,234
2016	24,648	21,696	19,168	16,415	14,031	11,792	10,149	8,536	7,273	28,115	161,823
2017	32,954	28,227	24,694	20,560	17,430	14,718	12,391	10,464	8,981	33,482	203,901
2018	33,511	29,054	25,485	21,176	18,418	16,102	14,121	12,424	10,783	39,791	220,865
2019	37,524	31,327	25,938	21,706	18,050	15,022	12,576	10,730	9,136	33,956	215,965
2020	24,016	18,820	14,795	11,690	9,447	7,756	6,450	5,429	4,597	17,280	120,280
2021	40,709	36,540	30,199	26,340	22,066	19,117	15,905	13,284	11,174	37,464	252,798
2022	50,168	41,476	34,246	27,391	22,310	18,130	15,038	12,446	10,044	32,087	263,336
2023	62,890	53,115	43,972	36,716	29,530	23,549	19,155	15,634	12,789	38,459	335,809
2024	115,279	104,300	85,419	70,653	57,820	47,208	38,974	32,921	28,507	114,021	695,102
Subtotal	535,007	466,337	393,050	330,334	277,708	233,658	197,990	169,822	146,406	563,562	3,313,874
Other geographies(4):
All vintages	6,176	4,626	3,453	2,610	2,061	1,661	1,305	1,029	804	1,723	25,448
Subtotal	6,176	4,626	3,453	2,610	2,061	1,661	1,305	1,029	804	1,723	25,448
Portfolio ERC	2,071,971	1,626,785	1,148,260	844,576	636,038	484,448	373,836	292,461	231,446	731,064	8,440,885
REO ERC(5)	28,568	22,587	7,259	2,014	57	—	—	—	—	—	60,485
Total ERC	$2,100,539	$1,649,372	$1,155,519	$846,590	$636,095	$484,448	$373,836	$292,461	$231,446	$731,064	$8,501,370
________________________
(1)As of December 31, 2024, ERC for Zero Basis Portfolios includes approximately $38.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also include approximately $25.4 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of December 31, 2024, ERC for 84-month was:

84-Month ERC
United States	$4,729,938
Europe	2,434,084
Other geographies	21,892
Portfolio ERC	7,185,914
REO ERC	60,485
Total ERC	$7,246,399
(3) Includes portfolios acquired in connection with certain business combinations.
(4) Annual pool groups for other geographies have been aggregated for disclosure purposes.
(5) Real estate-owned assets (“REO”) ERC includes approximately $59.9 million and $0.6 million of estimated future cash flows for Europe and Other Geographies, respectively.

Estimated Future Collections Applied to Investment in Receivable Portfolios
As of December 31, 2024, we had $3.8 billion in investment in receivable portfolios. The estimated future collections applied to the investment in receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2025	$659,948	$212,566	$5,004	$877,518
2026	554,690	193,249	3,761	751,700
2027	346,737	162,332	2,816	511,885
2028	231,040	135,417	2,137	368,594
2029	160,339	112,623	1,679	274,641
2030	112,460	93,487	1,343	207,290
2031	79,684	78,352	91	158,127
2032	56,069	67,638	—	123,707
2033	39,380	59,473	—	98,853
2034	27,810	53,740	—	81,550
2035	20,492	51,524	—	72,016
2036	15,699	50,124	—	65,823
2037	12,167	49,866	—	62,033
2038	8,673	53,212	—	61,885
2039	4,168	56,579	—	60,747
Total	$2,329,356	$1,430,182	$16,831	$3,776,369

Headcount by Function by Geographic Location
The following table summarizes our headcount by function and by geographic location:

	Headcount as of December 31,
	2024	2023	2022
United States:
General & Administrative	1,040	999	929
Account Manager	424	407	306
Subtotal	1,464	1,406	1,235
Europe:
General & Administrative	896	955	1,030
Account Manager	1,942	1,883	2,062
Subtotal	2,838	2,838	3,092
Other Geographies(1):
General & Administrative	1,379	1,252	1,150
Account Manager	1,665	1,879	1,456
Subtotal	3,044	3,131	2,606
Total	7,346	7,375	6,933
________________________
(1)Headcount for other geographies includes employees in India and Costa Rica that service accounts originated in the United States.

Supplemental quarterly financial information
Financial highlights

	Three Months Ended December 31,
(in thousands, except percentages and earnings per share)	2024	2023	Change
Collections	$554,595	$458,350	21%
Revenues	$265,619	$277,387	(4)%
Portfolio purchases(1)	$495,144	$292,497	69%
Operating expenses	$399,809	$494,580	(19)%
GAAP net loss(2)	$(225,307)	$(270,762)	NM
GAAP loss per share(2)	$(9.42)	$(11.40)	NM
__________________
(1)Includes U.S. purchases of $295.3 million and $208.5 million, and Europe purchases of $199.8 million and $84.0 million in Q4 2024 and Q4 2023, respectively.
(2)NM - Not meaningful.

Consolidated financial statements of operations

	Three Months Ended December 31,
(in thousands)	2024	2023
Revenues
Revenue from receivable portfolios	$336,666	$304,892
Changes in recoveries	(95,760)	(52,476)
Total debt purchasing revenue	240,906	252,416
Servicing revenue	20,525	19,650
Other revenues	4,188	5,321
Total revenues	265,619	277,387
Operating expenses
Salaries and employee benefits	104,616	96,760
Cost of legal collections	68,989	56,727
General and administrative expenses	52,019	36,809
Other operating expenses	37,786	29,315
Collection agency commissions	8,288	9,074
Depreciation and amortization	8,967	8,969
Goodwill impairment	100,600	238,200
Impairment of assets	18,544	18,726
Total operating expenses	399,809	494,580
Loss from operations	(134,190)	(217,193)
Other expense
Interest expense	(68,498)	(54,501)
Loss on extinguishment of debt	(7,832)	—
Other income (expense)	541	(2)
Total other expense	(75,789)	(54,503)
Loss before income taxes	(209,979)	(271,696)
(Provision) benefit for income taxes	(15,328)	934
Net loss	$(225,307)	$(270,762)

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$156,168	$152,991	$210,681
Net cash used in investing activities	(440,430)	(401,941)	(130,235)
Net cash provided by (used in) financing activities	317,774	268,300	(107,445)
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $156.2 million, $153.0 million, and $210.7 million during the years ended December 31, 2024, 2023, and 2022, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, goodwill impairment, impairment of assets, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. During the year ended December 31, 2024, we recorded a goodwill impairment of $100.6 million and an impairment of long-lived assets of $18.5 million. During the year ended December 31, 2023, we recorded a goodwill impairment of $238.2 million and an impairment of intangible assets of $18.7 million. Changes in recoveries increased the operating cash flows by $89.7 million, and $82.5 million during the years ended December 31, 2024, and 2023, respectively. Changes in recoveries decreased the operating cash flows by $93.1 million during the year ended December 31, 2022. Refer to “Note 4: Investment in Receivable Portfolios, Net” in the notes to our consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $440.4 million, $401.9 million, and $130.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $1,336.4 million, $1,060.2 million, and $790.6 million during the years ended December 31, 2024, 2023, and 2022, respectively. Collection proceeds applied to the principal of our receivable portfolios were $859.9 million, $658.1 million, and $709.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Purchases and Collections within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $317.8 million, and $268.3 million during the years ended December 31, 2024 and 2023, respectively. Net cash used in financing activities was $107.4 million during the year ended December 31, 2022. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $2,031.5 million, $1,196.0 million, and $779.5 million during the years ended December 31, 2024, 2023, and 2022, respectively. Repayments of amounts outstanding under our credit facilities were $1,868.1 million, $989.6 million, and $515.7 million during the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2024, we issued $1.0 billion in senior secured notes (of which $500.0 million matures in 2029 and $500.0 million matures in 2030). We used a portion of the proceeds from the senior secured notes issuance to repay drawings under our Global Senior Facility. Proceeds from the issuance of senior secured notes were $104.2 million during the year ended December 31, 2023. Using drawings from its Global Senior Facility and cash on hand, we fully redeemed the Encore 2025 Notes and the Encore 2026 Notes in the fourth quarter of 2024. The total repayments of senior secured notes were $789.1 million, $39.1 million, and $39.1 million during the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, in connection with the early redemptions of the Encore 2025 Notes and the Encore 2026 Notes, we settled the corresponding 2020 Euro Swaps and the 2023 GBP Swaps on the respective loan redemption date for approximately $40.0 million in cash. During the year ended December 31, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $212.5 million in cash to repurchase and settle our exchangeable senior notes due 2023. We repaid $221.2 million of convertible senior notes using cash on hand during the year ended December 31, 2022.

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
We are in material compliance with all covenants under our financing arrangements. See “Note 6: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility was $402.8 million as of December 31, 2024.
In March 2024, we issued $500.0 million in aggregate principal amount of 9.250% Senior Secured Notes due 2029 at an issue price of 100.000% through a private placement offering. Additionally, in May 2024, we issued $500.0 million in aggregate principal amount of 8.500% Senior Secured Notes due 2030 at an issue price of 100.000% through a separate private placement offering.
In October 2024, we fully redeemed the Encore 2025 Notes at par using drawings from our Global Senior Facility and cash on hand. The Global Senior Facility was subsequently upsized by $92.0 million from $1,203.0 million to $1,295.0 million in October 2024. In November, 2024, we fully redeemed the Encore 2026 Senior Secured Notes at par using drawings from our Global Senior Facility and cash on hand.
Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the year ended December 31, 2022, we repurchased 1,497,184 shares of our common stock for approximately $86.9 million under the share repurchase program. We did not make any repurchases under the share repurchase program during the years ended December 31, 2023 and 2024. As of December 31, 2024, we had remaining authority to purchase $91.9 million of our common stock. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of December 31, 2024, consisted of $49.9 million held by U.S.-based entities and $150.0 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $21.5 million and $16.0 million as of December 31, 2024 and 2023, respectively.
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

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2024 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$3,708,953	$114,097	$351,754	$2,423,965	$819,137
Estimated interest payments(1)	1,036,379	260,775	509,487	249,231	16,886
Finance leases	1,116	858	258	—	—
Operating leases	81,239	17,372	30,032	21,948	11,887
Purchase commitments on receivable portfolios	344,116	339,979	4,137	—	—
Total contractual cash obligations(2)	$5,171,803	$733,081	$895,668	$2,695,144	$847,910
________________________
(1)Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2024 for variable rate debt, timing of scheduled payments and the term of the debt obligations.
(2)We had approximately $7.9 million of liabilities and accrued interests related to uncertain tax positions as of December 31, 2024. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See “Note 11: Income Taxes” in the notes to our consolidated financial statements for additional information on our uncertain tax positions.
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
Revenue is recognized for each static pool over the economic life of the pool. We make significant assumptions in determining the economic life of a pool, including the reasonable and supportable economic forecast period based on asset type and geography, which considers the availability of forward-looking scenarios and their respective time horizons. In general, we forecast recoveries over one or two years prior to reverting to historical averages at an estimate-level over the remaining life using various methodologies depending on the asset type and geography. The speed at which forecasts revert varies based on the spread between the forecast period and historical data. In addition, estimated recoveries include a qualitative component, which generally reflects management’s assessment of macroeconomic environment. We continue to evaluate the reasonable economic life of a pool and reversion method on an ongoing basis. Debt purchasing revenue includes two components:
(1)     Revenue from receivable portfolios, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR) and also includes all revenue from zero basis portfolio (“ZBA”) collections, and
(2)     Changes in recoveries, which includes:

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
During the fourth quarter of 2024, we deployed a new U.K. forecasting model that develops expected future recoveries for investment in receivable portfolios at Cabot. The new model update was primarily driven by recent changes in Cabot as it continues to acquire portfolios that have more dynamic characteristics and are better forecasted utilizing a model that processes data inputs at a more granular level. As part of the new model development process, management updated certain model inputs driven by collection experience, operational performance and recent changes in collection strategies. This new forecasting model was applied to all vintages, which resulted in a change in the estimate of expected future recoveries. This change in accounting estimate reduced Cabot’s estimated remaining collections by $361.6 million, which when discounted to present value, resulted in a negative change in expected future recoveries of $75.3 million during the fourth quarter of 2024. This change in estimate had no effect on past periods. We develop a “best estimate” of our expected future recoveries based on reasonable and supportable information at each reporting period. We evaluate our estimates in light of developing information. Future changes to internal and external factors that affect our collection forecasts could have a material adverse effect on our financial condition, results of operations, and cash flows.
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

As described further in “Note 15: Goodwill and Identifiable Intangible Assets” to our consolidated financial statements, we performed goodwill impairment tests in the fourth quarter of 2024 and recorded a goodwill impairment charge of $100.6 million at our Cabot reporting unit. The carrying value of our Cabot reporting unit was equal to its fair value immediately after the goodwill impairment was recorded. We continue to evaluate and monitor all key factors impacting the goodwill carried at the Cabot reporting unit. Adverse changes in our actual or expected operating results, our market capitalization, business climate, economic factors or other negative events could result in further goodwill impairment at our Cabot reporting unit. The goodwill balance relating to the MCM, Cabot, and LAAP reporting units was $148.9 million, $347.6 million, and $11.3 million, respectively, as of December 31, 2024.
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
From time to time, cross-currency swap agreements are used to effectively convert fixed-rate Euro-denominated borrowings and fixed-rate GBP-denominated borrowings, including the principal amount of the underlying debt and periodic interest payments, to fixed-rate U.S. dollar denominated debt and are accounted for as fair value hedges. As of December 31, 2024, we had no outstanding cross-currency swap agreements with financial counterparties.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. As of December 31, 2024, we held five interest rate swap contracts with a total notional amount of $683.1 million and one interest rate cap contract with a notional amount of approximately $319.1 million used to manage risk related to interest rate fluctuations. Both the interest rate swap and the interest rate cap instruments are designated as cash flow hedges and are accounted for using hedge accounting. Refer to “Note 3: Derivatives and Hedging Instruments” for further details.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. The rates used in our variable interest-bearing debt are based on Term SOFR, EURIBOR, or other index rates, which in certain cases are subject to a floor. A hypothetical 50 basis points increase or decrease in interest rates as of December 31, 2024 related to variable rate debt agreements not hedged by derivatives would have a $6.7 million positive or negative impact on income before income taxes.
As of December 31, 2024, our outstanding interest rate swap agreements had a fair value liability position of $18.4 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate swap’s fair value of $9.1 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate swap’s fair value of $9.2 million. As of December 31, 2024, our outstanding interest rate cap contracts had a fair value asset position of $0.3 million. If the market interest rates increased 50 basis points, the result would have a favorable effect on the interest rate cap’s fair value of $0.3 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect on the interest rate cap’s fair value of $0.2 million.
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

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective, at the reasonable assurance level, as of such date.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
BDO USA, P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2024, as stated in its report below.
Changes in Internal Control over Financial Reporting
Other than new controls related to changes to the systems and processes used to forecast estimated future collections for our investment in receivable portfolios in the UK, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
San Diego, California
February 26, 2025

Item 9B—Other Information
On November 8, 2024, Ryan Bell, President of MCM, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 7,500 shares of Encore Capital Group, Inc. common stock between March 3, 2025 and February 27, 2026, subject to certain conditions.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
We have adopted policies and procedures that govern the purchase, sale, or other dispositions of our securities by directors, officers and employees, other covered persons and the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
The other information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11—Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14—Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.1.3	Second Certificate of Amendment to the Certificate of Incorporation	10-Q	000-26489	3.1.3	8/7/2019
3.2	Amended and Restated Bylaws, as amended through December 13, 2022	8-K	000-26489	3.1	12/16/2022
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.13	Indenture (including form of note), dated September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee for 2025 Convertible Notes	8-K	000-26489	4.1	9/10/2019
4.13.1	First Supplemental Indenture, dated October 29, 2020, to the Indenture, dated as of September 9, 2019, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and MUFG Union Bank, N.A., as trustee	10-Q	000-26489	4.7	11/2/2020
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-26489	4.14	2/21/2024
4.17	Indenture dated December 21, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	8-K	000-26489	4.1	12/21/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.17.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated December 21, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	10-K	000-26489	4.17.1	2/22/2023
4.18	Indenture dated June 1, 2021 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	8-K	000-26489	4.1	6/1/2021
4.18.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated June 1, 2021, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	10-K	000-26489	4.18.1	2/22/2023
4.19	Indenture (including form of note), dated March 3, 2023, by and among Encore Capital Group, Inc. and Truist Bank, as trustee, for 2029 Convertible Notes	8-K	000-26489	4.1	3/3/2023
4.20	Indenture dated March 20, 2024 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2029 Notes	8-K	000-26489	4.1	3/21/2024
4.21	Indenture dated May 21, 2024 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2030 Notes	8-K	000-26489	4.1	5/21/2024
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-K	000-26489	10.5	2/23/2022
10.7+	Non-Employee Director Compensation Program Guidelines, effective June 7, 2024	10-Q	000-26489	10.2	8/7/2024
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 11, 2016	10-Q	000-26489	10.1	11/9/2016
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11.4+	Form of Stock Option Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.7	6/20/2017
10.11.5+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.1	3/15/2018
10.11.6+	Form of Performance Share Unit Award Grant Notice and Award Agreement (EPS) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.2	3/15/2018
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018
10.11.10+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROIC) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	10-K	000-26489	10.11.10	2/23/2023
10.19	Amended and Restated Senior Facilities Agreement, dated October 17, 2024, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent	8-K	000-26489	10.1	10/23/2024
10.27	Form of Capped Call Confirmations for 2029 Convertible Notes	8-K	000-26489	10.1	3/3/2023
10.28+	International Assignment Agreement with John Yung dated July 31, 2023	10-Q	000-26489	10.1+	8/7/2024
19	Insider Trading Policy					X
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
97.1	Encore Policy for Recovery of Erroneously Awarded Compensation	10-K	000-26489	97.1	2/21/2024

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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
Date: February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Ashish Masih

/s/ JONATHAN C. CLARK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2025
Jonathan C. Clark

/s/ WILLIAM C. GOINGS	Director	February 26, 2025
William C. Goings

/s/ ASHWINI GUPTA	Director	February 26, 2025
Ashwini Gupta

/s/ WENDY G. HANNAM	Director	February 26, 2025
Wendy G. Hannam

/s/ JEFFREY A. HILZINGER	Director	February 26, 2025
Jeffrey A. Hilzinger

/s/ ANGELA A. KNIGHT	Director	February 26, 2025
Angela A. Knight

/s/ MICHAEL P. MONACO	Director	February 26, 2025
Michael P. Monaco

/s/ LAURA OLLE	Director	February 26, 2025
Laura Olle

/s/ RICHARD P. STOVSKY	Director	February 26, 2025
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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
Estimate of Expected Future Recoveries on Purchased Credit Deteriorated Assets
As described in Note 4 to the consolidated financial statements, the Company’s investment in receivable portfolios, net balance was approximately $3.8 billion at December 31, 2024 and the resulting changes in recoveries for the year ended December 31, 2024 was a decrease of $89.7 million. As more fully described in Notes 1 and 4 to the consolidated financial statements, investment in receivable portfolios, net is comprised of purchased loans that have experienced significant deterioration of credit quality since origination. In accordance with the Company’s charge-off policy, each individual loan is deemed to be uncollectible. Receivable portfolio purchases are aggregated based on similar risk characteristics (“pool”), and a negative allowance is established based on expected future recoveries of the pool using a discounted cash flow approach. Subsequent changes (favorable and unfavorable) in expected future recoveries are recognized within changes in recoveries in the consolidated statements of income. The Company reviews each pool for current trends, actual versus expected performance, and expected timing of future recoveries (curve shape). The Company then re-forecasts the timing and amounts of expected future recoveries.

We identified management’s judgements and assumptions used in the determination of the estimate of expected future recoveries on purchased credit deteriorated assets as a critical audit matter. Estimated future recoveries are based on historical experience, current conditions and reasonable and supportable forecasts. Auditing such judgments and assumptions required a high degree of auditor judgment and an increased auditor effort, including the extent of specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s assessment of the reasonableness of inputs to and outputs from the Company’s proprietary statistical and behavioral models used to forecast expected future recoveries, and performance monitoring of expected future recoveries, which included the observation of certain key governance meetings.
•Testing the collection data used by management to monitor each pool for current trends, actual versus expected performance, and the expected amount and timing of future recoveries (curve shape).
•Evaluating management’s process used to develop estimates of expected future recoveries and certain qualitative factors by: (i) testing source data; and (ii) evaluating the reasonableness of assumptions by comparing to historical results, including current and past period forecasts to actual performance, recent performance trends, and curve shape.
•Utilizing personnel with specialized skill and knowledge in financial modeling to assist in assessing the appropriateness of certain assumptions, methodology used and the validity of the methods used to produce the model output of the new forecasting model.
Goodwill Impairment Assessment
As described in Note 15 to the consolidated financial statements, the Company’s goodwill balance was approximately $507.8 million at December 31, 2024, which was allocated between three reporting units, MCM, Cabot and LAAP.

Subsequent to the annual impairment assessment, the Company identified a triggering event during the fourth quarter of 2024, indicating the fair value of the goodwill at the Cabot reporting unit may be below its carrying value due to the significant reduction in the estimated future recoveries for the Company’s investment in receivable portfolios at Cabot. As a result, the Company performed a quantitative goodwill impairment assessment for both the MCM and Cabot reporting units as of December 31, 2024. This analysis utilized a combination of the income and the market approaches. The Company also evaluated the aggregate fair value of its reporting units to its aggregate market capitalization at the testing date. Management determined that the fair value of the Cabot reporting unit was less than its carrying value and recorded an impairment charge of $100.6 million.
We identified the December 31, 2024 goodwill impairment assessment of the MCM and Cabot reporting units as a critical audit matter because of the significant assumptions and judgments management made as part of the assessment to estimate the fair value of the reporting units. The income approach required significant management assumptions, such as certain assumptions used in the cash flow forecasts, the discount rate, and the terminal value. The market approach required significant management judgment in the selection of appropriate peer group companies and valuation multiples. Auditing such judgments and assumptions required a high degree of auditor judgment due to the nature and extent of auditor effort, including the extent of specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s process for developing fair value estimates determined using the income and market approaches including testing the relevance and reliability of underlying data, and evaluating significant management assumptions to historical results and market participant data.
•Recalculating the impairment charge to the Cabot reporting unit based on the difference between the fair value and carrying value of the goodwill.
•Testing the reconciliation of the fair value of the Company’s reporting units to the indicated market capitalization of the Company, as a whole.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in: (i) assessing the appropriateness of the fair value methodology; (ii) evaluating the reasonableness of certain assumptions used including the discount rate, selection of peer group companies, valuation multiples, and the terminal value; (iii) assessing the reasonableness of the discount rate by developing independent estimates and comparing estimates to those utilized by management; and (iv) evaluating the reasonableness of the market capitalization reconciliation.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2001.
San Diego, California
February 26, 2025

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$199,865	$158,364
Investment in receivable portfolios, net	3,776,369	3,468,432
Property and equipment, net	80,597	103,959
Other assets	225,090	293,256
Goodwill	507,808	606,475
Total assets	$4,789,729	$4,630,486
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$233,545	$189,928
Borrowings	3,672,762	3,318,031
Other liabilities	116,091	185,989
Total liabilities	4,022,398	3,693,948
Commitments and contingencies (Note 13)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,691 shares and 23,545 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	237	235
Additional paid-in capital	19,297	11,052
Accumulated earnings	909,927	1,049,171
Accumulated other comprehensive loss	(162,130)	(123,920)
Total stockholders’ equity	767,331	936,538
Total liabilities and stockholders’ equity	$4,789,729	$4,630,486

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

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$23,875	$24,472
Investment in receivable portfolios, net	895,704	717,556
Other assets	3,699	19,358
Liabilities
Accounts payable and accrued liabilities	2,946	1,854
Borrowings	599,830	494,925
Other liabilities	887	2,452
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Revenue from receivable portfolios	$1,302,567	$1,204,437	$1,202,361
Changes in recoveries	(89,740)	(82,530)	93,145
Total debt purchasing revenue	1,212,827	1,121,907	1,295,506
Servicing revenue	84,783	83,136	94,922
Other revenues	18,751	17,637	7,919
Total revenues	1,316,361	1,222,680	1,398,347
Operating expenses
Salaries and employee benefits	422,910	391,532	375,135
Cost of legal collections	259,298	224,252	217,944
General and administrative expenses	163,847	144,862	145,798
Other operating expenses	130,802	111,179	111,234
Collection agency commissions	30,596	35,657	35,568
Depreciation and amortization	32,434	41,737	46,419
Goodwill impairment	100,600	238,200	—
Impairment of assets	18,544	18,726	4,075
Total operating expenses	1,159,031	1,206,145	936,173
Income from operations	157,330	16,535	462,174
Other expense
Interest expense	(252,545)	(201,877)	(153,308)
Loss on extinguishment of debt	(7,832)	—	—
Other income	6,832	5,078	2,123
Total other expense	(253,545)	(196,799)	(151,185)
(Loss) income before income taxes	(96,215)	(180,264)	310,989
Provision for income taxes	(43,029)	(26,228)	(116,425)
Net (loss) income	$(139,244)	$(206,492)	$194,564

(Loss) income per share:
Basic	$(5.83)	$(8.72)	$8.06
Diluted	$(5.83)	$(8.72)	$7.46

Weighted average shares outstanding:
Basic	23,873	23,670	24,142
Diluted	23,873	23,670	26,092

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(139,244)	$(206,492)	$194,564
Other comprehensive loss, net of tax:
Change in unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain on derivative instruments	(13,627)	(44,478)	36,385
Income tax effect	352	4,891	(407)
Unrealized (loss) gain on derivative instruments, net of tax	(13,275)	(39,587)	35,978
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(29,081)	15,376	(78,232)
Income tax effect	720	(893)	(3,014)
Other	3,426	—	—
Unrealized (loss) gain on foreign currency translation	(24,935)	14,483	(81,246)
Other comprehensive loss, net of tax	(38,210)	(25,104)	(45,268)
Comprehensive (loss) income	$(177,454)	$(231,596)	$149,296

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2021	24,541	$245	$—	$1,238,564	$(53,548)	$1,185,261
Net income	—	—	—	194,564	—	194,564
Other comprehensive loss, net of tax	—	—	—	—	(45,268)	(45,268)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	279	3	(3,949)	(7,434)	—	(11,380)
Repurchase and retirement of common stock	(1,497)	(15)	(10,659)	(76,332)	—	(87,006)
Stock-based compensation	—	—	15,402	—	—	15,402
Settlement of convertible senior notes	—	—	—	(71,152)	—	(71,152)
Other	—	—	(794)	—	—	(794)
Balance as of December 31, 2022	23,323	233	—	1,278,210	(98,816)	1,179,627
Net loss	—	—	—	(206,492)	—	(206,492)
Other comprehensive loss, net of tax	—	—	—	—	(25,104)	(25,104)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	222	2	(5,108)	—	—	(5,106)
Stock-based compensation	—	—	13,854	—	—	13,854
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind of the existing capped call options	—	—	30,913	—	—	30,913
Settlement of convertible senior notes	—	—	(14,742)	(22,547)	—	(37,289)
Balance as of December 31, 2023	23,545	235	11,052	1,049,171	(123,920)	936,538
Net loss	—	—	—	(139,244)	—	(139,244)
Other comprehensive loss, net of tax	—	—	—	—	(41,636)	(41,636)
Issuance of share-based awards, net of shares withheld for employee taxes	146	2	(5,767)	—	—	(5,765)
Stock-based compensation	—	—	14,012	—	—	14,012
Other	—	—	—	—	3,426	3,426
Balance as of December 31, 2024	23,691	$237	$19,297	$909,927	$(162,130)	$767,331

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(139,244)	$(206,492)	$194,564
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,434	41,737	46,419
Other non-cash interest expense, net	16,325	17,160	15,875
Stock-based compensation expense	14,012	13,854	15,402
Deferred income taxes	(22,280)	(55,916)	46,410
Goodwill impairment	100,600	238,200	—
Impairment of assets	18,544	18,726	4,075
Changes in recoveries	89,740	82,530	(93,145)
Other, net	17,880	(2,259)	18,798
Changes in operating assets and liabilities
Other assets	(28,245)	15,894	(6,722)
Accounts payable, accrued liabilities and other liabilities	56,402	(10,443)	(30,995)
Net cash provided by operating activities	156,168	152,991	210,681
Investing activities:
Purchases of receivable portfolios, net of put-backs	(1,336,442)	(1,060,206)	(790,569)
Collections applied to investment in receivable portfolios, net	859,911	658,130	709,176
Purchases of real estate owned	(212)	(26,901)	(39,340)
Purchases of property and equipment	(29,007)	(24,807)	(37,224)
Proceeds from sale of real estate owned	56,396	52,636	27,722
Other, net	8,924	(793)	—
Net cash used in investing activities	(440,430)	(401,941)	(130,235)
Financing activities:
Payment of loan and debt refinancing costs	(21,418)	(13,707)	(1,659)
Proceeds from credit facilities	2,031,470	1,196,046	779,513
Repayment of credit facilities	(1,868,111)	(989,627)	(515,703)
Proceeds from senior secured notes	1,000,000	104,188	—
Repayment of senior secured notes	(789,106)	(39,080)	(39,080)
Proceeds from issuance of convertible senior notes	—	230,000	—
Repayment of convertible senior notes	—	(212,480)	(221,153)
Payments to settle derivative instruments	(40,038)	—	—
Repurchase and retirement of common stock	—	—	(87,006)
Other, net	4,977	(7,040)	(22,357)
Net cash provided by (used in) financing activities	317,774	268,300	(107,445)
Net increase (decrease) in cash and cash equivalents	33,512	19,350	(26,999)
Effect of exchange rate changes on cash and cash equivalents	7,989	(4,898)	(18,734)
Cash and cash equivalents, beginning of period	158,364	143,912	189,645
Cash and cash equivalents, end of period	$199,865	$158,364	$143,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$210,580	$163,815	$131,391
Cash paid for income taxes, net of refunds	67,091	68,522	71,276
Supplemental schedule of non-cash investing and financing activities:
Investment in receivable portfolios transferred to real estate owned	$5,966	$7,957	$1,903

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
Recently Adopted Accounting Pronouncements
On January 1, 2024, the Company adopted Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU requires disclosure of the measure of segment performance, significant segment expenses, and segment assets that are regularly provided to the Chief Operating Decision Maker. The ASU also includes amendments that expand other existing reportable segment disclosure. The Company adopted ASU 2023-07 using the retrospective approach. The Company expanded its segment reporting disclosure as a result of adopting this new accounting standard.
Recent Accounting Standards or Updates Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company does not expect a material impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The new standard is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
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
Included in cash and cash equivalents is cash collected on behalf of and due to third-party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $21.5 million and $16.0 million as of December 31, 2024 and 2023, respectively.
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
Leases
The Company recognizes operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated statements of financial condition. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and are net of any lease incentives. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment.
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
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates derivative instruments as cash flow hedges or fair value hedges based on the intended use of the derivative. Changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings. The changes in fair value of derivatives designated as cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. If in the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. The hedged cash flows will continue to be recorded in accumulated other comprehensive income or loss until the hedged cash flows occur or are no longer probable of occurring. The Company classifies the cash flows from a derivative instrument that is accounted for as a cash flow hedge (and that does not contain an other-than-insignificant financing element at inception) in the same category as the cash flows from the items being hedged. See “Note 3: Derivatives and Hedging Instruments” for further discussion. The Company’s derivatives are not subject to any master netting or similar agreements and the Company does not offset the fair value of derivative contracts with the same counterparty in its financial statement disclosures. No margin or collateral balances are deposited with or received from counterparties.
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
Income or Loss Per Share
Basic income or loss per share is calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period.
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

A reconciliation of shares used in calculating income or loss per basic and diluted shares follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(139,244)	$(206,492)	$194,564

Total weighted-average basic shares outstanding	23,873	23,670	24,142
Dilutive effect of stock-based awards	—	—	344
Dilutive effect of convertible and exchangeable senior notes	—	—	1,606
Total weighted-average dilutive shares outstanding	23,873	23,670	26,092

Basic (loss) income per share	$(5.83)	$(8.72)	$8.06
Diluted (loss) income per share	$(5.83)	$(8.72)	$7.46
The Company had no employee stock options outstanding during the year ended December 31, 2024. Anti-dilutive employee stock options outstanding were negligible during the years ended December 31, 2023, and 2022.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$252	$—	$252
Liabilities
Interest rate swap agreements	—	(18,360)	—	(18,360)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$16,950	$—	$16,950
Cross-currency swap agreements	—	361	—	361
Liabilities
Interest rate swap agreements	—	(22,510)	—	(22,510)
Cross-currency swap agreements	—	(28,039)	—	(28,039)
Derivative Contracts:
The Company uses derivative instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. Fair values of these derivative instruments are estimated using models that project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies.
Contingent Consideration:
The Company carries certain contingent liabilities resulting from its mergers and acquisition activities. Certain sellers of the Company’s acquired entities could earn additional earn-out payments in cash based on the entities’ subsequent operating performance. The Company recorded the acquisition date fair values of these contingent liabilities, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are subsequently remeasured to fair value at each reporting date, based on actual and forecasted operating performance. All of the Company’s contingent consideration obligations were fully resolved as of December 31, 2022. There were no new contingent liabilities resulted from mergers and acquisitions activities for the years ended December 31, 2024 and 2023.
The following table provides a roll-forward of the fair value of contingent consideration, for the year ended December 31, 2022 (in thousands):

Amount
Balance as of December 31, 2021	$5,218
Change in fair value of contingent consideration	794
Payment of contingent consideration	(5,273)
Effect of foreign currency translation	(739)
Balance as of December 31, 2022	$—
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. The fair values of goodwill and intangible assets are determined using various valuation techniques under Level 3 fair value hierarchy, refer to “Note 15, Goodwill and Identifiable Intangible Assets” for further details. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $38.1 million and $70.6 million as of December 31, 2024 and December 31, 2023, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the consolidated statements of financial condition as of December 31, 2024 and December 31, 2023 (in thousands):

		December 31, 2024		December 31, 2023
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$199,865	$199,865	$158,364	$158,364
Investment in receivable portfolios, net	Level 3	3,776,369	4,052,645	3,468,432	3,515,651
Other assets(2)	Level 2	128,674	128,674	138,336	138,336
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	233,545	233,545	189,928	189,928
Global senior secured revolving credit facility	Level 2	865,365	865,365	816,880	816,880
Encore private placement notes	Level 2	—	—	29,310	28,922
Senior secured notes(1)	Level 2	1,843,386	1,893,367	1,649,621	1,598,636
Convertible senior notes due October 2025	Level 2	100,000	129,100	100,000	136,403
Convertible senior notes due March 2029	Level 2	230,000	232,611	230,000	226,794
Cabot securitisation senior facility	Level 2	319,137	319,137	324,646	324,646
U.S. facility	Level 2	283,500	283,500	175,000	175,000
Other borrowings	Level 2	64,904	64,904	24,904	24,904
Other liabilities(2)	Level 2	97,731	97,731	135,440	135,440
________________________
(1)Carrying amount represents historical cost, adjusted for any related debt discount.
(2)Only includes financial instruments not required to be carried at fair value. Derivative instruments, which are required to be carried at fair value are excluded.
Investment in Receivable Portfolios:
The fair value of investment in receivable portfolios is measured by discounting the estimated future cash flows generated by the Company’s proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. The determination of such inputs requires significant judgment, including assessing the assumed market participant’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.
Borrowings:
The Company’s convertible notes, senior secured notes and private placement notes are carried at historical cost, adjusted for the applicable debt discount. The fair value estimate for the convertible notes incorporates quoted market prices. The fair value of the senior secured notes and private placement notes is estimated using discounted cash flow analyses based on available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.
The carrying value of the Company’s senior secured revolving credit facility, securitisation senior facility, U.S. facility and other borrowings approximates fair value due to the use of current market rates that are repriced frequently.
Others:
The Company’s cash and cash equivalents, certain other assets, accounts payable and accrued liabilities, and other liabilities approximate their fair values due to their short-term nature.
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate cap contracts	Other assets	$252	Other assets	$14,564
Interest rate swap agreements	Other liabilities	(18,360)	Other liabilities	(22,510)
Cross-currency swap agreements	—	—	Other assets	361
Cross-currency swap agreements	—	—	Other liabilities	(28,039)
Derivatives not designated as hedging instruments:
Interest rate cap contracts	—	—	Other assets	2,386
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
From time to time, the Company uses cross-currency swap agreements to manage foreign currency exchange risk by converting fixed-rate Euro-denominated borrowings and fixed-rate GBP-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate USD debt. The Company designates its cross-currency swap agreements as fair value hedges at inception.
The following table summarizes the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s consolidated statements of financial condition:

December 31, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$319.1 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$103.5 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$429.6 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term

As discussed in “Note 6: Borrowings,” on October 15, 2024, the Company fully redeemed its Senior Secured Notes due October 2025 (the “Encore 2025 Notes”), and on November 15, 2024, the Company fully redeemed its Senior Secured Notes due February 2026 (the “Encore 2026 Notes”). In connection with the early redemptions of the Encore 2025 Notes and the Encore 2026 Notes, the Company settled the corresponding 2020 Euro Swaps and the 2023 GBP Swaps on the respective loan redemption dates for approximately $40.0 million. As a result of the early settlement, the Company reclassed the remaining OCI balance associated with these cross-currency swaps of approximately $0.1 million gain into interest expense during the fourth quarter of 2024.

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
The Company expects to reclassify approximately $6.7 million of derivative loss from OCI into earnings relating to its cash flow designated derivatives within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.

The following table summarizes the effects of derivatives designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from OCI into Income	Gain (Loss) Reclassified from OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Interest rate swap agreements	$6,602	$(22,184)	$—	Interest expense	$2,453	$325	$—
Interest rate cap contracts	(14,309)	(22,820)	33,354	Interest expense	(2,029)	(1,856)	(653)
Cross-currency swap agreements	(17,460)	3,496	(27,617)	Interest expense	(3,062)	(5,057)	(7,601)
				Other (expense) income	(8,902)	5,886	(22,394)

Derivatives Not Designated as Hedging Instruments
From time to time, the Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations. These derivative contracts generally mature within one to six months and are not designated as hedge instruments for accounting purposes. The gains or losses on these unhedged derivative contracts are recognized in other income or expense based on the changes in fair value. The Company did not have any derivatives that were not designated as hedging instruments as of December 31, 2024.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of operations during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
		2024	2023	2022
Interest rate cap contracts	Other income (expense)	$267	$(556)	$—

Note 4: Investment in Receivable Portfolios, Net
Investment in receivable portfolios, net consist of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2024	2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,776,369	3,468,432
Balance, end of period	$3,776,369	$3,468,432
The following table summarizes the changes in the balance of investment in receivable portfolios, net during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$3,468,432	$3,088,261	$3,065,553
Negative allowance for expected recoveries - current period purchases(1)	1,352,035	1,073,812	800,507
Collections applied to investment in receivable portfolios, net(2)	(859,911)	(658,130)	(709,176)
Changes in recoveries(3)	(89,740)	(82,530)	93,145
Put-backs and Recalls	(15,593)	(13,606)	(9,938)
Disposals and transfers to real estate owned	(26,001)	(7,957)	(8,335)
Foreign currency translation adjustments	(52,853)	68,582	(143,495)
Balance, end of period	$3,776,369	$3,468,432	$3,088,261
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Purchase price	$1,352,035	$1,073,812	$800,507
Allowance for credit losses	5,489,543	3,430,036	2,332,112
Amortized cost	6,841,578	4,503,848	3,132,619
Noncredit discount	8,661,113	5,333,109	3,216,500
Face value	15,502,691	9,836,957	6,349,119
Write-off of amortized cost	(6,841,578)	(4,503,848)	(3,132,619)
Write-off of noncredit discount	(8,661,113)	(5,333,109)	(3,216,500)
Negative allowance	1,352,035	1,073,812	800,507
Negative allowance for expected recoveries - current period purchases	$1,352,035	$1,073,812	$800,507

(2)Collections applied to investment in receivable portfolios, net, is calculated as follows during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Cash Collections	$2,162,478	$1,862,567	$1,911,537
Less - amounts classified to revenue from receivable portfolios	(1,302,567)	(1,204,437)	(1,202,361)
Collections applied to investment in receivable portfolios, net	$859,911	$658,130	$709,176

(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Year Ended December 31,
	2024	2023	2022
Recoveries above (below) forecast	$78,202	$(33,405)	$29,253
Changes in expected future recoveries	(167,942)	(49,125)	63,892
Changes in recoveries	$(89,740)	$(82,530)	$93,145
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the year ended December 31, 2024, over-performed the projected cash flows by approximately $78.2 million.
Changes in expected future recoveries are reassessed each quarter, the Company considers, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment when updating the forecasts of expected lifetime recoveries.
During the fourth quarter of 2024, the Company deployed a new U.K. forecasting model that develops expected future recoveries for investment in receivable portfolios at Cabot. The new model update was primarily driven by recent changes at Cabot as it continues to acquire portfolios that have more dynamic characteristics and are better forecasted utilizing a model that processes data inputs at a more granular level. As part of the new model development process, management updated certain model inputs driven by collection experience, operational performance and recent changes in collection strategies. This new forecasting model was applied to all vintages, which resulted in a change in the estimate of expected future recoveries. This change in accounting estimate reduced Cabot’s estimated remaining collections by $361.6 million, which when discounted to present value, resulted in a negative change in expected future recoveries of $75.3 million. The change in accounting estimate negatively impacted the Company’s basic and diluted loss per share by $3.15 per share for the year ended December 31, 2024.
Additionally, the Company recognized approximately $22.2 million of negative changes in expected future recoveries resulting from the sale of its investment in receivable portfolios associated with the exit of its Italian debt purchasing and recovery business in November 2024, and approximately $7.8 million of negative changes in expected future recoveries resulting from the sale of certain secured mortgage portfolios in September 2024.
As a result of these significant changes in expected recoveries discussed above, and the changes driven by recurring reassessments of the expected future recoveries, the Company recorded a total net negative change in expected future recoveries of approximately $167.9 million during the year ended December 31, 2024.
Note 5: Composition of Certain Financial Statement Items
Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment and software	$188,487	$187,549
Leasehold improvements	38,769	34,720
Furniture, fixtures and equipment	21,373	19,962
Construction in process	14,588	28,639
Other	1,472	2,229
	264,689	273,099
Less: accumulated depreciation	(184,092)	(169,140)
	$80,597	$103,959
During the fourth quarter of 2024, as a result of a significant reduction in estimated future cash flows based on an internal forecast at its debt servicing business, the Company performed a recoverability test of certain fixed assets and concluded that the assets were not recoverable. The Company subsequently conducted a fair value analysis of the fixed assets and recorded an impairment charge related to its computer systems of approximately $18.5 million for the year ended December 31, 2024.
Depreciation expense related to property and equipment was $32.4 million, $38.2 million, and $40.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Other Assets
Other assets consist of the following as of the dates presented (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$58,089	$67,019
Real estate owned	38,075	70,590
Prepaid expenses	35,564	32,910
Income tax deposits	10,438	8,735
Deferred tax assets	8,418	17,277
Other	74,506	96,725
Total	$225,090	$293,256
Note 6: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of December 31, 2024. The components of the Company’s consolidated borrowings were as follows (in thousands):

	December 31, 2024	December 31, 2023
Global senior secured revolving credit facility	$865,365	$816,880
Encore private placement notes	—	29,310
Senior secured notes	1,846,047	1,654,989
Convertible senior notes	330,000	330,000
Cabot securitisation senior facility	319,137	324,646
U.S. facility	283,500	175,000
Other	64,904	24,904
Finance lease liabilities	1,065	2,818
	3,710,018	3,358,547
Less: debt discount and issuance costs, net of amortization	(37,256)	(40,516)
Total	$3,672,762	$3,318,031
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On October 17, 2024, the Company agreed to amend and restate the Global Senior Facility to, among other things, (1) upsize the facility by $92.0 million from $1,203.0 million to $1,295.0 million, (2) extend the termination date of the facility from September 2027 to September 2028 except for a $22.5 million tranche that will continue to terminate in September 2027, and (3) decrease the interest margin by 0.25% from 2.50% to 2.25%. The amendment was accounted for as a debt modification. As of December 31, 2024, the Global Senior Facility included the following key provisions:
•Interest at Term SOFR (or EURIBOR for any loan drawn in Euro or a rate based on SONIA for any loan drawn in British Pound), with a Term SOFR (or EURIBOR or SONIA) floor of 0.00%, plus a margin of 2.25%, plus in the case of Term SOFR borrowings, a credit adjustment spread of 0.10%;
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
As of December 31, 2024, the outstanding borrowings under the Global Senior Facility were $865.4 million. The weighted average interest rate of the Global Senior Facility was 7.51% and 7.58% for the years ended December 31, 2024 and December 31, 2023, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $402.8 million as of December 31, 2024.
Encore Private Placement Notes
In August 2017, Encore entered into $325.0 million in senior secured notes with a group of insurance companies (the “Encore Private Placement Notes”). The Encore Private Placement Notes bore an annual interest rate of 5.625%. The covenants and material terms for the Encore Private Placement Notes were substantially similar to those for the Global Senior Facility. The Encore Private Placement Notes matured in August 2024.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	December 31, 2024	December 31, 2023	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2025 Notes	$—	$386,324	EUR	Oct 15, 2025	Apr 15, Oct 15	4.875%
Encore 2026 Notes	—	381,937	GBP	Feb 15, 2026	Feb 15, Aug 15	5.375%
Encore 2028 Notes	312,880	318,280	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	533,167	568,448	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	500,000	—	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	—	USD	May 15, 2030	May 15, Nov 15	8.500%
	$1,846,047	$1,654,989
______________________
(1) Interest rate is based on three-month EURIBOR (subject to a 0% floor) plus 4.250% per annum, resets quarterly.

The Senior Secured Notes are secured by the same collateral as the Global Senior Facility. The guarantees provided in respect of the Senior Secured Notes are pari passu with each such guarantee given in respect of the Global Senior Facility. Subject to the intercreditor agreement described above under the section “Global Senior Secured Revolving Credit Facility,” Super Senior Liabilities that are secured by assets that also secure the Senior Secured Notes will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
The 2028 Floating Rate Notes had a weighted average interest rate of 7.96% and 7.44% for the years ended December 31, 2024 and 2023, respectively. As discussed in “Note 3: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the 2028 Floating Rate Notes including the effect of the hedging instruments was 6.36% and 4.52% for the years ended December 31, 2024 and 2023, respectively.
In March 2024, the Company issued $500.0 million in aggregate principal amount of 9.250% Senior Secured Notes due April 2029 at an issue price of 100.000% (the “Encore 2029 Notes”). Interest on the Encore 2029 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year, commencing on October 1, 2024. The Company used the proceeds from this offering to pay down $493.0 million of the drawings under its Global Senior Facility and to pay certain transaction fees and expenses incurred in connection with the offering of the Encore 2029 Notes.

In May 2024, the Company issued $500.0 million in aggregate principal amount of 8.500% Senior Secured Notes due May 2030 at an issue price of 100.000% (the “Encore 2030 Notes”). Interest on the Encore 2030 Notes is payable semi-annually, in arrears, on May 15 and November 15 of each year, commencing on November 15, 2024. The Company used the proceeds from this offering to pay down $448.7 million of the drawings under its Global Senior Facility, pay certain transaction fees and expenses incurred in connection with the offering of the Encore 2030 Notes and for general corporate purposes.
Using drawings from its Global Senior Facility and cash on hand, the Company fully redeemed the Encore 2025 Notes at par on October 15, 2024, and fully redeemed the Encore 2026 Notes at par on November 15, 2024. In connection with the early redemptions of the Encore 2025 Notes and Encore 2026 Notes, the Company also settled the corresponding 2020 Euro Swaps and 2023 GBP Swaps for approximately $40.0 million. Refer to “Note 3: Derivatives and Hedging Instruments” for further detail of the early settlements of the cross currency swap contracts.
In connection with the redemptions of the Encore 2025 and 2026 Notes, the Company wrote off the related unamortized debt discount and issuance costs and recognized a loss on extinguishment of debt of approximately $4.1 million during the year ended December 31, 2024.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Note”) ($ in thousands):

	December 31, 2024	December 31, 2023	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$100,000	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$330,000
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company may be required to make in the event that the market price of the Company’s common stock becomes greater than the conversion prices of the Convertible Notes, the Company may enter into hedge programs that increase the effective conversion price for the Convertible Notes. In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions that effectively raised the conversion price of the 2029 Convertible Notes from $65.89 to $82.69. These hedging instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification and therefore the cost was included as a reduction to stockholder’s equity in the consolidated statement of financial condition as of December 31, 2024. Subsequent changes in fair value of these financial instruments are not recognized in the Company’s consolidated financial statements. The Company did not hedge the 2025 Convertible Notes.
Certain key terms related to the convertible features as of December 31, 2024 are listed below ($ in thousands, except conversion or exchange price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$20,051	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on December 31, 2024 using a hypothetical share price based on the closing stock price on December 31, 2024.

Prior to the close of business on the business day immediately preceding their respective free conversion dates (listed above), holders may convert their Convertible Notes under certain circumstances set forth in the applicable indentures. On or after their respective free conversion dates until the close of business on the second scheduled trading day immediately preceding their respective maturity dates, holders may convert their notes at any time.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
The Company’s convertible notes are carried as a single liability, which reflects the principal amount of the convertible notes. Interest expense related to the Convertible Notes was approximately $12.5 million, $12.6 million, and $12.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Cabot Securitisation Senior Facility
Prior to December 18, 2024, Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, had a senior facility for a committed amount of £255.0 million (as amended, the “Cabot Securitisation Senior Facility”), which had a maturity date in September 2028. Funds drawn under the Cabot Securitisation Senior Facility bore interest at a rate per annum equal to SONIA plus a margin of 3.20% plus, for periods after September 18, 2026, a step up margin ranging from zero to 1.00%. On December 18, 2024, the obligations under the Cabot Securitisation Senior Facility were paid off in full and the Cabot Securitisation Senior Facility was terminated. On December 18, 2024, Cabot Securitisation entered into a new £255.0 million senior facility (the “2024 Cabot Securitisation Senior Facility”) with different lenders. Funds drawn under the 2024 Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.20% plus, for periods after January 18, 2028, a step up margin ranging from zero to 1.00%. The 2024 Cabot Securitisation Senior Facility matures in January 2030. In connection with the termination of the Cabot Securitisation Senior Facility, the Company wrote off related unamortized debt issuance costs and recognized a loss on extinguishment of debt of approximately $3.7 million during the year ended December 31, 2024.
As of December 31, 2024, the outstanding borrowings under the 2024 Cabot Securitisation Senior Facility were £255.0 million (approximately $319.1 million based on an exchange rate of $1.00 to £0.80, the exchange rate as of December 31, 2024). The obligations of Cabot Securitisation under the 2024 Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £324.1 million (approximately $405.6 million based on an exchange rate of $1.00 to £0.80, the exchange rate as of December 31, 2024) as of December 31, 2024. The weighted average interest rate of the Cabot Securitisation Senior Facility or the Cabot Securitisation Senior Facility, as the case may be, was 8.32% and 7.68% for the years ended December 31, 2024 and 2023, respectively. As discussed in “Note 3: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility or the 2024 Cabot Securitisation Senior Facility, as the case may be, including the effect of the hedging instruments was 6.27% and 5.41% for the years ended December 31, 2024 and 2023, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
U.S. Facility
In October 2023, an indirect subsidiary of Encore (“U.S. Financing Subsidiary”), entered into a facility for a committed amount of $175.0 million (the “U.S. Facility”). The Company amended its U.S. Facility, effective September 17, 2024, to extend the maturity date from October 2026 to October 2027 and to increase the committed amount from $175.0 million to $300.0 million. The amendment was accounted for as a debt modification. Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.50%.
As of December 31, 2024, the outstanding borrowings under the U.S. Facility were $283.5 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of December 31, 2024, this included receivables acquired from MCM, the book value of which was approximately $486.1 million. The weighted average interest rate of the U.S. Facility was 8.62% and 8.84% for the years ended December 31, 2024 and 2023, respectively. As discussed in “Note 3: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the U.S. Facility including the effect of the hedging instruments was 7.93% and 8.25% for the years ended December 31, 2024 and 2023, respectively.

The U.S. Facility is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of December 31, 2024, the Company’s finance lease liabilities were approximately $1.1 million. Refer to “Note 12: Leases” for further details.
Maturity Schedule
The aggregate amounts of the Company’s borrowings, including finance lease liabilities, maturing in each of the next five years and thereafter are as follows (in thousands):

2025	$114,921
2026	12,006
2027	339,989
2028	1,690,572
2029	733,393
Thereafter	819,137
Total	$3,710,018
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
As of December 31, 2024, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 8: Common Stock
On August 12, 2015, the Company’s Board of Directors approved a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had approved an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the year ended December 31, 2022, we repurchased 1,497,184 shares of our common stock for approximately $86.9 million under the share repurchase program. We did not make any repurchases under the share repurchase program during the years ended December 31, 2024 or 2023. The Company’s practice is to retire the shares repurchased.
The Company records the excess of repurchase price over the par amount to additional paid-in capital, then to retained earnings once additional paid-in capital is reduced to zero. Direct costs relating to the stock repurchases are treated as stock issuance costs and are included in stockholders’ equity.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$516	$(54,064)	$(53,548)
Other comprehensive income (loss) before reclassification	5,737	(78,232)	(72,495)
Reclassification	30,648	—	30,648
Tax effect	(407)	(3,014)	(3,421)
Balance at December 31, 2022	36,494	(135,310)	(98,816)
Other comprehensive (loss) income before reclassification	(41,508)	15,376	(26,132)
Reclassification	(2,970)	—	(2,970)
Tax effect	4,891	(893)	3,998
Balance at December 31, 2023	(3,093)	(120,827)	(123,920)
Other comprehensive loss before reclassification	(25,167)	(29,081)	(54,248)
Reclassification	11,540	—	11,540
Other	—	3,426	3,426
Tax effect	352	720	1,072
Balance at December 31, 2024	$(16,368)	$(145,762)	$(162,130)
Note 10: Stock-Based Compensation
In April 2017, Encore’s Board of Directors (the “Board”) approved the Encore Capital Group, Inc. 2017 Incentive Award Plan (the “2017 Plan”), which was then approved by the Company’s stockholders on June 15, 2017. Board members, employees, and consultants of Encore and its subsidiaries and affiliates are eligible to receive awards under the 2017 Plan. Subject to certain adjustments, the Company may grant awards for an aggregate of 5,713,571 shares of the Company’s common stock under the 2017 Plan. The aggregate number of shares available for issuance under the 2017 Plan is reduced by 2.12 shares for each share delivered in settlement of any full value award and by one share for each share delivered in settlement of any stock option or stock appreciation right. When an award under the 2017 Plan expires, lapses or is terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited, the unused shares covered by such award will again become available for award grants under the 2017 Plan. Shares available under the 2017 Plan will be increased by 2.12 shares for each share subject to a full value award and by one share for each share subject to a stock option or a stock appreciation right, in each case, that become or again be available for issuance pursuant to the foregoing share counting provisions. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, dividend equivalent rights, stock appreciation rights, cash awards, performance-based awards and any other types of awards not inconsistent with the 2017 Plan.
Total stock-based compensation expense during the years ended December 31, 2024, 2023, and 2022 was $14.0 million, $13.9 million, and $15.4 million, respectively. The actual tax benefit from stock-based compensation arrangements totaled $1.2 million, $1.8 million, and $4.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company’s current stock-based awards are primarily restricted stock units. The fair value of restricted stock units with a service condition and/or a performance condition that affect vesting is equal to the closing sale price of the Company’s common stock on the grant date. Compensation expense is recognized only for the awards that ultimately vest. The Company has certain share awards that include market conditions that affect vesting. These shares vest based on the Company’s three-year relative total stockholder return compared to the other companies in the S&P SmallCap 600 Financial Sector Index as of the date of grant. The fair value of these shares is estimated using a lattice model. For the majority of restricted stock units, shares are issued on the vesting dates net of the number of shares needed to satisfy minimal statutory tax withholding requirements. The tax obligations are then paid by the Company on behalf of the employees.
A summary of the Company’s stock award activities as of December 31, 2024, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	518,713	$53.45
Awarded	388,698	$49.73
Vested	(282,359)	$50.06
Cancelled	(17,593)	$46.83
Non-vested as of December 31, 2024	607,459	$52.84
________________________
(1)Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is up to 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2024 and 2023, the maximum number of shares that could vest if non-vested performance shares vested at maximum levels was 757,061 and 659,343, respectively.
Unrecognized compensation expense related to restricted stock units as of December 31, 2024 was $16.2 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.5 years. The fair value of restricted stock units vested for the years ended December 31, 2024, 2023, and 2022 was $13.8 million, $15.7 million, and $26.9 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2024, 2023, and 2022 was $49.73, $49.97, and $60.45, respectively.
Note 11: Income Taxes
Income or loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
US	$137,101	$61,356	$331,009
Foreign	(233,316)	(241,620)	(20,020)
Total (loss) income before provision for income taxes	$(96,215)	$(180,264)	$310,989
The provision for income tax consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current expense (benefit):
Federal	$48,272	$59,558	$59,105
State	11,242	17,677	11,803
Foreign	5,795	4,909	(893)
	65,309	82,144	70,015
Deferred expense (benefit):
Federal	(19,653)	(49,028)	8,142
State	(3,423)	(8,685)	6,290
Foreign	796	1,797	31,978
	(22,280)	(55,916)	46,410
Provision for income taxes	$43,029	$26,228	$116,425

The reconciliation of federal statutory income tax rate to our effective tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal provision	21.0%	21.0%	21.0%
State provision	(5.7)%	(3.0)%	5.0%
Foreign rate differential	(2.8)%	0.6%	(0.3)%
Change in valuation allowance (1)	(32.2)%	7.3%	13.2%
Goodwill impairment (2)	(22.4)%	(28.3)%	—%
Taxable gain (deductible loss) in foreign jurisdiction (3)	2.6%	2.9%	(2.7)%
Nondeductible compensation	(1.2)%	(0.6)%	0.4%
Return to provision adjustments	(1.3)%	0.6%	0.6%
Forfeit benefit due to merger/liquidations (4)	—%	(14.7)%	—%
Other	(2.7)%	(0.3)%	0.2%
Effective rate	(44.7)%	(14.5)%	37.4%
________________________
(1)The change in valuation allowance during the year ended December 31, 2024 reflected certain foreign subsidiaries’ operating losses. The change in valuation allowance during the year ended December 31, 2023 was primarily due to the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets. The change in valuation allowance during the year ended December 31, 2022 included valuation allowance recorded on U.K. deferred tax assets.
(2)During the years ended December 31, 2024 and 2023, the Company recorded a non-cash goodwill impairment charge of $100.6 million and $238.2 million at its Cabot reporting unit, respectively. Refer to “Note 15: Goodwill and Identifiable Intangible Assets” for further details.
(3)Represents taxable foreign currency movement recognized in a foreign subsidiary for the years ended December 31, 2024 and 2023. For the year ended December 2022, the Company had deductible loss recognized in a foreign subsidiary that maintains a full valuation allowance on its deferred tax assets. Accordingly, the deductible loss increased the valuation allowance and did not result in any tax benefit.
(4)Represents the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets during the year ended December 31, 2023.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2026. The impact of the tax holiday in Costa Rica for the years ended December 31, 2024, 2023 and 2022 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2024, were approximately $174.8 million. Such undistributed earnings are considered permanently reinvested.
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

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$58,008	$50,061
Operating lease liabilities	11,523	16,938
Accrued expenses	10,490	9,048
Difference in basis of bond and loan costs	3,370	4,155
Difference in basis of receivable portfolio	12,316	22,070
Stock-based compensation	4,427	3,916
Difference in basis of depreciable and amortizable assets	4,353	1,957
Accrued interest expense	14,118	—
Other	6,437	5,303
Total deferred tax assets	125,042	113,448
Valuation allowance	(84,155)	(54,993)
Total deferred tax assets net of valuation allowance	40,887	58,455
Deferred tax liabilities:
Accrued expenses	(44)	(76)
Difference in basis of bond and loan costs	—	(445)
Difference in basis of receivable portfolio	(27,252)	(56,263)
Stock-based compensation	(19)	—
Right-of-use asset	(9,360)	(14,306)
Difference in basis of depreciable and amortizable assets	(4,282)	(8,596)
Prepaid expenses	(1,260)	(545)
Other	(730)	(3,087)
Total deferred tax liabilities	(42,947)	(83,318)
Net deferred tax liability(1)	$(2,060)	$(24,863)
________________________
(1)The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred taxes and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction, and presented as a single amount in the statement of financial condition.
As of December 31, 2024, certain of the Company’s foreign subsidiaries have net operating loss carry forwards of approximately $265.8 million, of which $28.4 million will begin to expire in 2026 and the remainder will carry forward indefinitely. Certain of the Company’s domestic subsidiaries have state net operating losses, which will begin to expire in 2035.
Valuation allowances are recorded against deferred tax assets, including certain net operating losses recorded as deferred tax assets, if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024, valuation allowances increased by $29.2 million, as compared to December 31, 2023. The change in valuation allowance is primarily related to current operating losses at certain foreign entities during the period.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
December 31, 2021	$4,547
Decrease related to prior year tax positions	(1,296)
Decrease related to settlements with taxing authorities	(713)
Decrease related to expiration of statute of limitations	(115)
Increase related to prior year tax positions	874
Increase related to current year tax positions	691
December 31, 2022	$3,988
Increase related to prior year tax positions	2,302
Increase related to current year tax positions	649
Decrease related to expiration of statute of limitations	(69)
Other	91
December 31, 2023	$6,961
Decrease related to expiration of statute of limitations	(1,044)
Decrease related to prior year tax positions	(38)
Increase related to current year tax positions	483
Other	(107)
Balance as of December 31, 2024	$6,255
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $7.9 million, $8.2 million and $4.9 million as of December 31, 2024, 2023, and 2022 respectively. As of December 31, 2024, 2023 and 2022, there was $6.6 million, $5.0 million and $2.5 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2024, the increase in the Company’s gross unrecognized tax benefit was primarily due to the release of a prior year position related to a domestic entity. During the year ended December 31, 2023, the increase in the Company’s gross unrecognized tax benefit was primarily due to a prior year position related to a domestic entity. During the year ended December 31, 2022, the decrease in the Company’s gross unrecognized tax benefit was primarily due the release of prior year positions related to foreign entities.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is reasonably possible that certain changes may occur within the next 12 months, which could significantly increase or decrease the balance of the Company’s gross unrecognized tax benefits.
The Company recognizes interest and penalties related to income tax as a component of the provision for income taxes. Interest and penalties expensed during the years ended December 31, 2024, 2023 and 2022 were immaterial. Interest and penalties accrued as of December 31, 2024, 2023 and 2021 were immaterial.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The Company is subject to examination of its income tax returns by various taxing authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. In general, the Company is subject to examination for tax years after December 31, 2020 for the U.S. federal jurisdiction, after December 31, 2020 for U.S state jurisdictions, and after December 31, 2019 in major foreign jurisdictions.
The Company’s management regularly assesses the likelihood of adverse outcomes resulting from examinations, if any, to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 12: Leases
The majority of the Company’s leases are for corporate offices, various facilities, and information technology equipment.
The components of lease expense were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs(1)	$15,287	$15,102	$18,403
Finance lease costs
Amortization of ROU assets	1,855	2,804	4,296
Interest on lease liabilities	79	168	312
Total lease costs	$17,221	$18,074	$23,011
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
The following table provides supplemental consolidated statement of financial condition information related to leases as of the dates presented (in thousands):

	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease ROU assets, net	Other assets	$58,089	$67,019
Finance lease ROU assets, net	Property and equipment, net	1,023	2,689
Total lease ROU assets		$59,112	$69,708

Liabilities
Operating lease liabilities	Other liabilities	$69,748	$81,467
Finance lease liabilities	Borrowings	1,065	2,818
Total lease liabilities		$70,813	$84,285
Supplemental lease information is summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
ROU assets obtained in exchange for new operating lease obligations	$3,957	$12,772	$22,582
ROU assets obtained in exchange for new finance lease obligations	203	234	3,273
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	18,212	17,195	19,227
Finance leases - operating cash flows	79	165	312
Finance leases - financing cash flows	1,953	3,032	4,622
Lease term and discount rate were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	5.4	5.7	5.9
Finance leases	1.4	1.6	2.1
Weighted-average discount rate
Operating leases	5.3%	5.4%	5.2%
Finance leases	4.8%	4.1%	3.9%

Maturities of lease liabilities under non-cancelable leases as of December 31, 2024 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2025	$859	$17,371	$18,230
2026	158	16,353	16,511
2027	99	13,679	13,778
2028	—	11,962	11,962
2029	—	9,987	9,987
Thereafter	—	11,887	11,887
Total undiscounted lease payments	1,116	81,239	82,355
Less: imputed interest	(51)	(11,491)	(11,542)
Total lease liabilities	$1,065	$69,748	$70,813
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
As of December 31, 2024, the Company has no material reserves for legal matters.
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

As of December 31, 2024, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $344.1 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Employee Savings and Retirement Plan
The Company has a 401(k) Savings Plan in the U.S. that qualifies as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company also has defined contribution plans for eligible employees in other countries. The Company recognized expense of approximately $8.3 million, $6.8 million, and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, in salaries and employee benefits in its consolidated statements of operations.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2024, has no liabilities recorded for these agreements.
Note 14: Segment and Geographic Information
The Company conducts business through several operating segments. The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies. The Company determined its operating segments meet the aggregation criteria, and therefore, it has one reportable segment, debt purchasing and recovery segment, based on similarities among the operating units including economic characteristics, the nature of the services, the nature of the production process, customer types for their services, the methods used to provide their services and the nature of the regulatory environment. The Company’s Chief Operating Decision Maker, which is the Company’s chief executive officer, relies on internal management reporting processes that provide segment revenues, segment total operating expenses, segment operating income, and segment asset information in order to make financial decisions. The measure of segment performance is segment operating income. The Company’s Chief Operating Decision Maker assesses the segment’s performance and makes decisions about the allocation of capital resources to each segment accordingly. Corporate and other unallocated represents corporate overhead and other items not allocated to any of the Company’s operating segments.
The following tables present the results of operations of the Company’s reportable segment for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

	Year Ended December 31, 2024
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$1,316,361	$—	$1,316,361
Total operating expenses(1)	(1,101,055)	(57,976)	(1,159,031)
Operating Income	215,306		157,330
Other segment items(2)		(1,000)	(1,000)
Interest expenses(3)		(252,545)	(252,545)
Provision for income taxes		(43,029)	(43,029)
Net loss			$(139,244)
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the year ended December 31, 2024, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $37.8 million for corporate employees and general and administrative expenses of approximately $19.3 million.
(2)The other segment items category includes other income, and loss on extinguishment of debt.
(3)The Company manages its available capital resources at the corporate level. Interest expenses are not allocated to operating segments.

	Year Ended December 31, 2023
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenue	$1,222,680	$—	$1,222,680
Total operating expenses(1)	(1,148,161)	(57,984)	(1,206,145)
Operating Income	74,519		16,535
Other segment items(2)		5,078	5,078
Interest expenses(3)		(201,877)	(201,877)
Provision for income taxes		(26,228)	(26,228)
Net loss			$(206,492)
________________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the year ended December 31, 2023, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $33.9 million for corporate employees and general and administrative expenses of approximately $22.9 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expenses are not allocated to operating segments.

	Year Ended December 31, 2022
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenue	$1,398,347	$—	$1,398,347
Total operating expenses(1)	(881,957)	(54,216)	(936,173)
Operating Income	516,390		462,174
Other segment items(2)		2,123	2,123
Interest expenses(3)		(153,308)	(153,308)
Provision for income taxes		(116,425)	(116,425)
Net income			$194,564
________________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the year ended December 31, 2022, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $32.0 million for corporate employees and general and administrative expenses of approximately $21.3 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expenses are not allocated to operating segments.

The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues:
United States	$991,949	$792,443	$995,470
Europe
United Kingdom	232,557	295,566	272,962
Other European countries(1)	89,615	134,301	129,737
Total Europe	322,172	429,867	402,699

Other geographies(1)	2,240	370	178
Total	$1,316,361	$1,222,680	$1,398,347
________________________
(1) None of these countries comprise greater than 10% of the Company’s consolidated revenues.

	December 31, 2024	December 31, 2023
Long-lived assets(1):
United States	$60,050	$70,361
International
United Kingdom	44,726	62,309
India	20,801	23,108
Other foreign countries(2)	13,109	15,200
	78,636	100,617
Total	$138,686	$170,978
________________________
(1)Long-lived assets consist of property and equipment, net and right of use assets.
(2)None of these countries comprise greater than 10% of the Company’s consolidated long-lived assets.
Note 15: Goodwill and Identifiable Intangible Assets
The Company’s goodwill is tested for impairment at the reporting unit level annually as of the first day of the fourth quarter and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions.
As of December 31, 2024, the Company had three reporting units, MCM, Cabot, and LAAP, that carried goodwill. The goodwill for the LAAP reporting unit was recently acquired in December 2024.
The Company applies various valuation techniques to estimate the fair value of each reporting unit when performing a quantitative impairment test, including the income approach and the market approach. Under the income approach, the Company uses a discounted cash flow method, or DCF, to estimate the fair value of a reporting unit. In applying the DCF method, an identified level of future cash flow is estimated. The cash flow projections are based on five-year financial forecasts developed by management that include purchasing volume, collections forecasts, capital spending trends, and cost assumptions to support anticipated growth, which are updated annually and reviewed by management. The value of the net cash flows beyond the fifth year (the “Terminal Year”) is determined by applying a market multiple to the projected estimated remaining collections. Annual estimated cash flows and a Terminal Year value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Because DCF analyses are based on management’s long-term financial projections and require significant estimates and judgments, the market approach is conducted in addition to the income approach in estimating the fair value of a reporting unit. Under the market approach, the Company uses a Guideline Public Company Method and, when data is available, a Guideline Merged & Acquired Company method to estimate the fair value of equity and the business enterprise value of a reporting unit. The Guideline Public Company approach uses financial metrics from similar publicly traded companies to estimate fair value. The Guideline Merged and Acquired Company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. The fair value estimate of the Company’s reporting units was derived primarily from the income approach, and to a lesser extent, the market approach as described above. The Company believes that the current methodology used in determining the fair value at its reporting units represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting units to its overall market capitalization.
The Company chose to proceed directly to performing quantitative tests for both MCM and Cabot reporting units for the annual goodwill impairment test on October 1, 2024, which did not result in any impairment charge for either of the two reporting units. Subsequent to the annual impairment test on October 1, 2024, management identified goodwill impairment triggers in connection with the significant reduction in the estimated future recoveries for the Company’s investment in receivable portfolios at Cabot during the fourth quarter of 2024. As a result, management conducted another quantitative test for goodwill impairment as of December 31, 2024. This subsequent goodwill impairment analysis resulted in an impairment charge for the Cabot reporting unit of $100.6 million. The decline in the fair value of the Cabot reporting unit below its carrying value primarily resulted from changes in expected future cash flows as compared to the Company’s previous financial forecasts, and to a lesser extent, a decline in market multiples. After recording the goodwill impairment charge, the carrying value of our Cabot reporting unit was equal to its fair value as of December 31, 2024. The fair value of the MCM reporting unit substantially exceeded its carrying value, as a result, there was no impairment of goodwill for the MCM reporting unit during the year ended

December 31, 2024. The Company also conducted qualitative analysis on the goodwill carried at its LAAP reporting unit and concluded that no impairment existed as of December 31, 2024.
The fair value of the Cabot reporting unit approximated its carrying value after recording the goodwill impairment charge. Any subsequent significant unfavorable changes could result in the fair value being less than the carrying value at the Cabot reporting unit. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	MCM	Cabot	LAAP	Total
Balance as of December 31, 2021	$148,936	$748,859	$—	$897,795
Effect of foreign currency translation	—	(76,581)	—	(76,581)
Balance as of December 31, 2022	148,936	672,278	—	821,214
Goodwill impairment	—	(238,200)	—	(238,200)
Effect of foreign currency translation	—	23,461	—	23,461
Balance as of December 31, 2023	148,936	457,539	—	606,475
Goodwill acquired(1)	—	—	11,268	11,268
Goodwill impairment	—	(100,600)	—	(100,600)
Effect of foreign currency translation	—	(9,335)	—	(9,335)
Balance as of December 31, 2024	$148,936	$347,604	$11,268	$507,808
________________________
(1)The Company held an investment in Encore Asset Reconstruction Company (“EARC”) in India. In December 2024, the Company paid $11.0 million in total considerations and completed a step up acquisition of EARC. As a result, the Company recognized approximately $11.3 million of goodwill, which was not deductible for tax purposes. This goodwill balance is included in the Company’s LAAP reporting unit. The assets acquired and liabilities assumed resulting from the transaction were immaterial.
The accumulated goodwill impairment loss at the Cabot reporting unit was $338.8 million and $238.2 million as of December 31, 2024 and 2023, respectively. There was no accumulated goodwill impairment loss as of December 31, 2022.
The Company’s acquired intangible assets only included trade names during the periods presented, the weighted-average useful lives of trade names at the time of acquisition were 7 years. The following table summarizes the Company’s acquired intangible assets (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total intangible assets	$918	$(918)	$—	$918	$(870)	$48
The Company recorded an impairment charge of its intangible assets of $18.7 million, and $4.1 million during the years ended December 31, 2023 and 2022, respectively. The amortization expense for intangible assets subject to amortization was $3.6 million and $6.3 million during the years ended December 31, 2023 and 2022, respectively. The amortization expense was negligible during the year ended December 31, 2024. The Company had no intangible assets at December 31, 2024.