Form 10-Q
period 2025-03-31
ENCORE CAPITAL GROUP INC
filed 2025-05-07
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(877) 345-3002
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, $0.01 par value	23,349,200 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$187,117	$199,865
Receivable portfolios, net	3,952,531	3,776,369
Property and equipment, net	82,014	80,597
Other assets	228,514	225,090
Goodwill	519,410	507,808
Total assets	$4,969,586	$4,789,729
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$234,000	$233,545
Borrowings	3,790,698	3,672,762
Other liabilities	125,827	116,091
Total liabilities	4,150,525	4,022,398
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,510 and 23,691 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	235	237
Additional paid-in capital	9,645	19,297
Accumulated earnings	956,723	909,927
Accumulated other comprehensive loss	(147,542)	(162,130)
Total stockholders’ equity	819,061	767,331
Total liabilities and stockholders’ equity	$4,969,586	$4,789,729
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

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$37,113	$23,875
Receivable portfolios, net	907,079	895,704
Other assets	4,583	3,699
Liabilities
Accounts payable and accrued liabilities	3,148	2,946
Borrowings	626,879	599,830
Other liabilities	2,644	887
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Portfolio revenue	$345,218	$315,852
Changes in recoveries	21,464	(12,409)
Total debt purchasing revenue	366,682	303,443
Servicing revenue	22,547	20,379
Other revenues	3,546	4,564
Total revenues	392,775	328,386
Operating expenses
Salaries and employee benefits	105,932	104,184
Cost of legal collections	68,013	58,721
General and administrative expenses	41,018	36,241
Other operating expenses	34,252	30,367
Collection agency commissions	6,873	7,434
Depreciation and amortization	7,344	7,848
Total operating expenses	263,432	244,795
Income from operations	129,343	83,591
Other expense
Interest expense	(70,530)	(55,765)
Other income	1,647	2,666
Total other expense	(68,883)	(53,099)
Income before income taxes	60,460	30,492
Provision for income taxes	(13,664)	(7,253)
Net income	$46,796	$23,239

Earnings per share:
Basic	$1.96	$0.98
Diluted	$1.93	$0.95

Weighted average shares outstanding:
Basic	23,879	23,784
Diluted	24,269	24,468

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$46,796	$23,239
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain on derivative instruments	(1,065)	5,475
Income tax effect	189	(2,685)
Unrealized (loss) gain on derivative instruments, net of tax	(876)	2,790
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	15,337	(6,146)
Income tax effect	127	(160)
Unrealized gain (loss) on foreign currency translation, net of tax	15,464	(6,306)
Other comprehensive income (loss), net of tax:	14,588	(3,516)
Total comprehensive income	$61,384	$19,723
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2024	23,691	$237	$19,297	$909,927	$(162,130)	$767,331
Net income	—	—	—	46,796	—	46,796
Other comprehensive income, net of tax	—	—	—	—	14,588	14,588
Issuance of share-based awards, net of shares withheld for employee taxes	108	1	(3,075)	—	—	(3,074)
Repurchase and retirement of common stock	(289)	(3)	(10,001)	—	—	(10,004)
Stock-based compensation	—	—	3,424	—	—	3,424
Balance as of March 31, 2025	23,510	$235	$9,645	$956,723	$(147,542)	$819,061

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2023	23,545	$235	$11,052	$1,049,171	$(123,920)	$936,538
Net income	—	—	—	23,239	—	23,239
Other comprehensive loss, net of tax	—	—	—	—	(3,516)	(3,516)
Issuance of share-based awards, net of shares withheld for employee taxes	142	2	(5,761)	—	—	(5,759)
Stock-based compensation	—	—	3,357	—	—	3,357
Balance as of March 31, 2024	23,687	$237	$8,648	$1,072,410	$(127,436)	$953,859

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$46,796	$23,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,344	7,848
Other non-cash interest expense, net	3,544	3,727
Stock-based compensation expense	3,424	3,357
Changes in recoveries	(21,464)	12,409
Other, net	1,737	887
Changes in operating assets and liabilities
Other assets	(3,499)	(6,223)
Accounts payable, accrued liabilities and other liabilities	7,401	5,740
Net cash provided by operating activities	45,283	50,984
Investing activities:
Purchases of receivable portfolios, net of put-backs	(362,712)	(291,367)
Collections applied to receivable portfolios	259,589	195,035
Purchases of property and equipment	(6,990)	(6,861)
Other, net	9,835	12,311
Net cash used in investing activities	(100,278)	(90,882)
Financing activities:
Payment of loan and debt refinancing costs	(255)	(10,202)
Proceeds from credit facilities	246,426	248,549
Repayment of credit facilities	(185,831)	(696,351)
Proceeds from senior secured notes	—	500,000
Repayment of senior secured notes	—	(9,770)
Repurchase and retirement of common stock	(10,004)	—
Other, net	(9,999)	23,564
Net cash provided by financing activities	40,337	55,790
Net (decrease) increase in cash and cash equivalents	(14,658)	15,892
Effect of exchange rate changes on cash and cash equivalents	1,910	(1,266)
Cash and cash equivalents, beginning of period	199,865	158,364
Cash and cash equivalents, end of period	$187,117	$172,990

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,303	$46,469
Cash paid for income taxes, net of refunds	1,247	1,542
Supplemental schedule of non-cash investing activities:
Receivable portfolios transferred to real estate owned	$1,040	$2,045

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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. This ASU, once adopted, will likely result in additional required disclosures in the Company’s consolidated financial statements for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim periods withing fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the potential impact, but it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
Note 2: Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.
The number of shares used to calculate the diluted earnings per share is computed by using the basic weighted-average number of common shares outstanding plus any potentially dilutive common shares outstanding during the period, except when their effect is anti-dilutive. Dilutive potential common shares include outstanding stock based awards, and the dilutive effect of the convertible senior notes, if applicable.
As announced in May 2021, the Company’s Board of Directors has approved a $300.0 million share repurchase program. During the three months ended March 31, 2025, the Company repurchased 289,425 shares of common stock for approximately $10.0 million under the share repurchase program. The Company did not make any repurchases under the share repurchase program during the three months ended March 31, 2024. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$46,796	$23,239
Shares:
Total weighted-average basic shares outstanding	23,879	23,784
Dilutive effect of stock-based awards	170	200
Dilutive effect of convertible senior notes	220	484
Total weighted-average dilutive shares outstanding	24,269	24,468

Basic earnings per share	$1.96	$0.98
Diluted earnings per share	$1.93	$0.95

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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$1,068	$—	$1,068
Liabilities
Interest rate swap agreements	—	(19,093)	—	(19,093)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$252	$—	$252
Liabilities
Interest rate swap agreements	—	(18,360)	—	(18,360)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. Goodwill and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair values are determined using various valuation techniques under Level 3 fair value hierarchy. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $34.3 million and $38.1 million as of March 31, 2025 and December 31, 2024, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025		December 31, 2024
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$187,117	$187,117	$199,865	$199,865
Receivable portfolios, net	Level 3	3,952,531	4,229,050	3,776,369	4,052,645
Other assets(2)	Level 2	133,333	133,333	128,674	128,674
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	234,000	234,000	233,545	233,545
Global senior secured revolving credit facility	Level 2	916,409	916,409	865,365	865,365
Senior secured notes(1)	Level 2	1,877,583	1,910,176	1,843,386	1,893,367
Convertible senior notes due October 2025	Level 2	100,000	104,321	100,000	129,100
Convertible senior notes due March 2029	Level 2	230,000	210,636	230,000	232,611
Cabot securitisation senior facility	Level 2	329,402	329,402	319,137	319,137
U.S. facility	Level 2	300,000	300,000	283,500	283,500
Other borrowings	Level 2	68,100	68,100	64,904	64,904
Other liabilities(2)	Level 2	106,734	106,734	97,731	97,731
_______________________
(1)Carrying amount represents historical cost, adjusted for any related debt discount.
(2)Only includes financial instruments not required to be carried at fair value. Derivative instruments, which are required to be carried at fair value are excluded.
Receivable Portfolios:
The fair value of receivable portfolios is measured by discounting the estimated future cash flows generated by the Company’s proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. The determination of such inputs requires significant judgment, including assessing the assumed market participant’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.
Borrowings:
The Company’s convertible notes and senior secured notes are carried at historical cost, adjusted for the applicable debt discount. The fair value estimate for the convertible notes incorporates quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The fair value of the senior secured notes is estimated using borrowing rates with similar terms, maturities, and credit ratings.
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$1,068	Other assets	$252
Interest rate swap agreements	Other liabilities	(19,093)	Other liabilities	(18,360)
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
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s condensed consolidated statements of financial condition:

March 31, 2025
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$329.4 million	SONIA
2025 Cap	September 2026	January 2028	Cash flow hedge	$329.4 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$108.2 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$449.0 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term

December 31, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$319.1 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$103.5 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$429.6 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term

The Company expects to reclassify approximately $8.4 million of net derivative loss from OCI into earnings relating to its cash flow designated derivatives within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.
In April 2025, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million that are used to manage its risk related to interest rate fluctuations on the Company's variable interest rate bearing debt. These interest rate swap agreements hedge the fluctuations in Term SOFR floating rate debt and mature in April 2027.

The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	(Loss) Gain Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	(Loss) Gain Reclassified from OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024		2025	2024
Interest rate swap agreements	$(1,200)	$11,074	Interest expense	$(467)	$540
Interest rate cap contracts	(696)	(6,051)	Interest expense	(364)	(712)
Cross-currency swap agreements	—	(13,010)	Interest expense	—	(1,780)
			Other expense	—	(11,510)
Derivatives Not Designated as Hedging Instruments
From time to time, the Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations. These derivative contracts generally mature within one to six months and are not designated as hedge instruments for accounting purposes. The gains or losses on these unhedged derivative contracts are recognized in other income or expense based on the changes in fair value. The Company did not have any derivatives that were not designated as hedging instruments as of March 31, 2025. As of March 31, 2024, the Company had a partially dedesignated interest rate cap contract with a total notional amount of $442.1 million, of which $315.8 million was hedge designated and $126.3 million was not hedge designated.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of income during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income
		Three Months Ended March 31,
		2025	2024
Interest rate cap contract	Other income	$—	$195
Note 5: Receivable Portfolios, Net
The Company’s purchased portfolios of loans are grossed-up to their face value with an offsetting allowance and noncredit discount allocated to the individual receivables as the unit of account is at the individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company applies its charge-off policy and fully writes-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which ultimately equals the amount paid for a portfolio purchase and presented as “Receivable portfolios, net” in the Company’s condensed consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. The amount of the negative allowance (i.e., receivable portfolios) will not exceed the total amortized cost basis of the loans written-off.
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
Revenue is recognized for each static pool over the economic life of the pool. Debt purchasing revenue includes two components:
(1)     Portfolio revenue, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR) and also includes all revenue from zero basis portfolio (“ZBA”) collections, and
(2)     Changes in recoveries, which includes

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
Receivable portfolios, net consists of the following as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,952,531	3,776,369
Balance, end of period	$3,952,531	$3,776,369
The following table summarizes the changes in the balance of receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$3,776,369	$3,468,432
Negative allowance for expected recoveries - portfolio purchases (1)	367,851	295,714
Collections applied to receivable portfolios, net (2)	(259,589)	(195,035)
Changes in recoveries (3)	21,464	(12,409)
Put-backs and recalls	(5,139)	(4,347)
Disposals and transfers to real estate owned	(1,040)	(2,045)
Foreign currency translation adjustments	52,615	(18,923)
Balance, end of period	$3,952,531	$3,531,387
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended March 31,
	2025	2024
Purchase price	$367,851	$295,714
Allowance for credit losses	954,659	644,514
Amortized cost	1,322,510	940,228
Noncredit discount	1,659,266	1,255,793
Face value	2,981,776	2,196,021
Write-off of amortized cost	(1,322,510)	(940,228)
Write-off of noncredit discount	(1,659,266)	(1,255,793)
Negative allowance	367,851	295,714
Negative allowance for expected recoveries - portfolio purchases	$367,851	$295,714

(2)Collections applied to receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash Collections	$604,807	$510,887
Less - amounts classified to portfolio revenue	(345,218)	(315,852)
Collections applied to receivable portfolios, net	$259,589	$195,035
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended March 31,
	2025	2024
Recoveries above forecast	$26,952	$853
Changes in expected future recoveries	(5,488)	(13,262)
Changes in recoveries	$21,464	$(12,409)
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended March 31, 2025, over-performed the forecasted collections by approximately $27.0 million. Collections during the three months ended March 31, 2024, over-performed the forecasted collections by approximately $0.9 million.
When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2025, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The updated forecast resulted in changes in the timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $5.5 million for the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded approximately $13.3 million in net negative change in expected future recoveries.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$59,842	$58,089
Prepaid expenses	45,449	35,564
Real estate owned	34,271	38,075
Deferred tax assets	7,993	8,418
Income tax deposits	5,754	10,438
Other	75,205	74,506
Total	$228,514	$225,090

Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of March 31, 2025. The components of the Company’s consolidated borrowings were as follows (in thousands):

	March 31, 2025	December 31, 2024
Global senior secured revolving credit facility	$916,409	$865,365
Senior secured notes	1,880,143	1,846,047
Convertible senior notes	330,000	330,000
Cabot securitisation senior facility	329,402	319,137
U.S. facility	300,000	283,500
Other	68,100	64,904
Finance lease liabilities	797	1,065
	3,824,851	3,710,018
Less: debt discount and issuance costs, net of amortization	(34,153)	(37,256)
Total	$3,790,698	$3,672,762
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of March 31, 2025, the Global Senior Facility provided for a total committed facility of $1,295.0 million that matures in September 2028, except for a $22.5 million tranche that will terminate in September 2027, and included the following key provisions:
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
As of March 31, 2025, the outstanding borrowings under the Global Senior Facility were $916.4 million. The weighted average interest rate of the Global Senior Facility was 6.56% and 7.89% for the three months ended March 31, 2025 and 2024, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $378.6 million as of March 31, 2025.

Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	March 31, 2025	December 31, 2024	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2028 Notes	$322,943	$312,880	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	557,200	533,167	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	500,000	500,000	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	500,000	USD	May 15, 2030	May 15, Nov 15	8.500%
	$1,880,143	$1,846,047
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
The 2028 Floating Rate Notes had a weighted average interest rate of 7.10% and 8.12% for the three months ended March 31, 2025 and 2024, respectively. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the 2028 Floating Rate Notes including the effect of the hedging instruments was 7.47% and 5.01% for the three months ended March 31, 2025 and 2024, respectively.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	March 31, 2025	December 31, 2024	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$100,000	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$330,000
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

Certain key terms related to the convertible features as of March 31, 2025 are listed below ($ in thousands, except conversion price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)(1)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$—	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
_______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on March 31, 2025 using a hypothetical share price based on the closing stock price on March 31, 2025.
Prior to the close of business on the business day immediately preceding their respective free conversion dates (listed above), holders may convert their Convertible Notes only under certain circumstances set forth in the applicable indentures. On or after their respective free conversion dates until the close of business on the second scheduled trading day immediately preceding their respective maturity dates, holders may convert their notes at any time.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
The Company’s convertible notes are carried as a single liability, which reflects the principal amount of the convertible notes. Interest expense related to the Convertible Notes was $3.1 million and $3.1 million during the three months ended March 31, 2025 and 2024, respectively.
Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, has a senior facility for a committed amount of £255.0 million (the “Cabot Securitisation Senior Facility”). Funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.20% plus, for periods after January 18, 2028, a step up margin ranging from zero to 1.00%. The Cabot Securitisation Senior Facility matures in January 2030.
As of March 31, 2025, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $329.4 million based on an exchange rate of $1.00 to £0.77, the exchange rate as of March 31, 2025). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £312.9 million (approximately $404.2 million based on an exchange rate of $1.00 to £0.77, the exchange rate as of March 31, 2025) as of March 31, 2025. The weighted average interest rate of the Cabot Securitisation Senior Facility was 7.78% and 8.40% for the three months ended March 31, 2025 and 2024, respectively. As discussed in “Note 4, Derivatives and Hedging Instruments,” the Company uses interest rate cap contracts to manage its risk related to the interest rate fluctuations in its variable interest rate bearing debt. The weighted average interest rate of the Cabot Securitisation Senior Facility including the effect of the hedging instruments was 7.78% and 5.51% for the three months ended March 31, 2025 and 2024, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 8: Variable Interest Entities” for further details.

U.S. Facility
An indirect subsidiary of Encore (“U.S. Financing Subsidiary”) has a facility for a committed amount of $300.0 million (as amended, the “U.S. Facility”). Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.50%. The U.S. Facility matures in October 2027.
As of March 31, 2025, the outstanding borrowings under the U.S. Facility were $300.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of March 31, 2025, this included receivables acquired from MCM, the book value of which was approximately $498.0 million. The weighted average interest rate of the U.S. Facility was 7.82% and 8.93% for the three months ended March 31, 2025 and 2024, respectively. As discussed in “Note 4: Derivatives and Hedging Instruments,” the Company uses interest rate derivative contracts to manage its risk related to the interest rate fluctuation in its variable interest rate bearing debt. The weighted average interest rate of the U.S. Facility including the effect of the hedging instruments was 7.75% and 8.08% for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended March 31, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(16,368)	$(145,762)	$(162,130)
Other comprehensive (loss) income before reclassification	(1,896)	15,337	13,441
Reclassification	831	—	831
Tax effect	189	127	316
Balance at end of period	$(17,244)	$(130,298)	$(147,542)

	Three Months Ended March 31, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3,093)	$(120,827)	$(123,920)
Other comprehensive loss before reclassification	(7,987)	(6,146)	(14,133)
Reclassification	13,462	—	13,462
Tax effect	(2,685)	(160)	(2,845)
Balance at end of period	$(303)	$(127,133)	$(127,436)
Note 10: Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2025 was 22.6%. For the three months ended March 31, 2024, the Company’s effective tax rate was 23.8%. For the three months ended March 31, 2025 and 2024, the difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes offset by other foreign adjustments.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through August 13, 2026. The exemption under this tax holiday will decrease to 50% through August 13, 2030, and then 0% thereafter. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2025 and 2024, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three months ended March 31, 2025. The estimated impact of top-up tax for the three months ended March 31, 2025 was immaterial.
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
As of March 31, 2025, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 or any new material legal proceedings during the three months ended March 31, 2025.

In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2025, the Company has no material reserves for legal matters.
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
As of March 31, 2025, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $534.9 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Note 12: Segment and Geographic Information
The Company conducts business through several operating segments. The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies. The Company determined its operating segments meet the aggregation criteria, and therefore, it has one reportable segment, debt purchasing and recovery segment, based on similarities among the operating units including economic characteristics, the nature of the services, the nature of the production process, customer types for their services, the methods used to provide their services and the nature of the regulatory environment. The Company’s Chief Operating Decision Maker, which is the Company’s chief executive officer, relies on internal management reporting processes that provide segment revenues, segment total operating expenses, segment operating income, and segment asset information in order to make financial decisions. The measure of segment performance is segment operating income. The Company’s Chief Operating Decision Maker assesses the segment’s performance and makes decisions about the allocation of capital resources to each segment accordingly. Corporate and other unallocated represents corporate overhead and other items not allocated to any of the Company’s operating segments. Segment assets are presented in the Company’s Consolidated Statements of Financial Position as total assets.
The following tables present the results of operations of the Company’s reportable segment for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31, 2025
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$392,775	$—	$392,775
Total operating expenses(1)	(249,509)	(13,923)	(263,432)
Operating income	143,266		129,343
Other segment items(2)		1,647	1,647
Interest expense(3)		(70,530)	(70,530)
Provision for income taxes		(13,664)	(13,664)
Net income			$46,796
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended March 31, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $8.1 million for corporate employees and general and administrative expenses of approximately $5.4 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Three Months Ended March 31, 2024
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$328,386	$—	$328,386
Total operating expenses(1)	(230,786)	(14,009)	(244,795)
Operating income	97,600		83,591
Other segment items(2)		2,666	2,666
Interest expense(3)		(55,765)	(55,765)
Provision for income taxes		(7,253)	(7,253)
Net income			$23,239
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended March 31, 2024, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $8.5 million for corporate employees and general and administrative expenses of approximately $5.3 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues:
United States	$269,586	$219,136
Europe
United Kingdom	84,468	72,427
Other European countries(1)	36,993	36,104
Total Europe	121,461	108,531

Other geographies(1)	1,728	719
Total	$392,775	$328,386
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
There have been no events or circumstances during the three months ended March 31, 2025, that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total Company
Balance as of December 31, 2024	$507,808
Effect of foreign currency translation	11,602
Balance as of March 31, 2025	$519,410
As of March 31, 2025 and December 31, 2024, the Company’s accumulated goodwill impairment loss was $338.8 million, attributable to its Cabot reporting unit.

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
Encore Capital Group, Inc. (“Encore”) has three business units: MCM, which consists of Midland Credit Management, Inc. and its domestic affiliates; Cabot, which consists of Cabot Credit Management Limited (“CCM”) and its subsidiaries and European affiliates, and LAAP, which is comprised of our investments and operations in Latin America and Asia-Pacific.
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
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
MCM (United States)	$316,366	$236,509
Cabot (Europe)	51,485	59,205
Total purchases of receivable portfolios	$367,851	$295,714
In the United States, capital deployment increased during the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing remained at favorable levels.
In Europe, capital deployment decreased during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily driven by continued competitive pricing environment in Europe. Additionally, capital deployment was unfavorably impacted by foreign currency translation driven by the strengthening of the U.S. dollar against the British Pound during the comparable periods.
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
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
MCM (United States):
Call center and digital collections	$298,222	$235,091
Legal collections	151,675	128,903
Collection agencies	4,128	5,484
Subtotal	454,025	369,478
Cabot (Europe):
Call center and digital collections	62,270	56,647
Legal collections	53,773	48,694
Collection agencies	33,933	35,356
Subtotal	149,976	140,697
Other geographies:	806	712
Total collections from purchased receivables	$604,807	$510,887

Gross collections from purchased receivables increased by $93.9 million, or 18.4%, to $604.8 million during the three months ended March 31, 2025, as compared to $510.9 million during the three months ended March 31, 2024. The increase in collections in the United States was primarily a result of consistent increases in capital deployments in the United States in recent periods. The increase in collections from purchased receivables in Europe was primarily driven by a combination of increases in capital deployments and acquisitions of portfolios with higher returns in recent periods. Additionally, collections in Europe were unfavorably impacted by foreign currency translation by approximately $2.2 million, during the three months ended March 31, 2025, primarily as a result of the strengthening of the U.S. dollar against the British Pound during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
Revenues
Portfolio revenue	$345,218	87.9%	$315,852	96.2%
Changes in recoveries	21,464	5.5%	(12,409)	(3.8)%
Total debt purchasing revenue	366,682	93.4%	303,443	92.4%
Servicing revenue	22,547	5.7%	20,379	6.2%
Other revenues	3,546	0.9%	4,564	1.4%
Total revenues	392,775	100.0%	328,386	100.0%
Operating expenses
Salaries and employee benefits	105,932	27.0%	104,184	31.7%
Cost of legal collections	68,013	17.3%	58,721	17.9%
General and administrative expenses	41,018	10.4%	36,241	11.0%
Other operating expenses	34,252	8.8%	30,367	9.2%
Collection agency commissions	6,873	1.7%	7,434	2.3%
Depreciation and amortization	7,344	1.9%	7,848	2.4%
Total operating expenses	263,432	67.1%	244,795	74.5%
Income from operations	129,343	32.9%	83,591	25.5%
Other expense
Interest expense	(70,530)	(18.0)%	(55,765)	(17.0)%
Other income	1,647	0.5%	2,666	0.8%
Total other expense	(68,883)	(17.5)%	(53,099)	(16.2)%
Income before income taxes	60,460	15.4%	30,492	9.3%
Provision for income taxes	(13,664)	(3.5)%	(7,253)	(2.2)%
Net income	$46,796	11.9%	$23,239	7.1%
Comparison of Results of Operations
Revenues
Our revenues primarily include debt purchasing revenue, which is revenue recognized from engaging in debt purchasing and recovery activities. We apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Receivable portfolios, net” in our condensed consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase.
Debt purchasing revenue includes two components:

(1)     Portfolio revenue, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR), and
(2)     Changes in recoveries, which includes
(a)     Recoveries above (below) forecast, which is the difference between (i) actual cash collected/recovered during the current period and (ii) expected cash recoveries for the current period, which generally represents over or under performance for the period; and
(b)     Changes in expected future recoveries, which is the present value change of expected future recoveries, where such change generally results from (i) collections “pulled forward from” or “pushed out to” future periods (i.e. amounts either collected early or expected to be collected later) and (ii) magnitude and timing changes to estimates of expected future collections (which can be increases or decreases).
Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to our adoption of the accounting standard for Financial Instruments - Credit Losses (“CECL”) in January 2020. We did not establish a negative allowance for these pools as we elected the Transition Resource Group for Credit Losses’ practical expedient to retain the integrity of these legacy pools. Similar to how we treated ZBA collections prior to the adoption of CECL, all subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in portfolio revenue in our condensed consolidated statements of income. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
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
The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue recognized from portfolio basis	$339,756	$309,748	$30,008	9.7%
ZBA revenue	5,462	6,104	(642)	(10.5)%
Portfolio revenue	345,218	315,852	29,366	9.3%

Recoveries above forecast	26,952	853	26,099
Changes in expected future recoveries	(5,488)	(13,262)	7,774
Changes in recoveries	21,464	(12,409)	33,873	(273.0)%
Debt purchasing revenue	366,682	303,443	63,239	20.8%

Servicing revenue	22,547	20,379	2,168	10.6%
Other revenues	3,546	4,564	(1,018)	(22.3)%
Total revenues	$392,775	$328,386	$64,389	19.6%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenue was unfavorably impacted by foreign currency translation by approximately $1.9 million, during the three months ended March 31, 2025, primarily as a result of the strengthening of the U.S. dollar against the British Pound by approximately 0.7% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
The increase in revenue recognized from portfolio basis during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a higher portfolio basis (i.e. a higher receivable portfolios balance) in the U.S. driven by a consistent higher volume of purchases in recent periods.

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively, and are expected to vary from period to period. Collections during the three months ended March 31, 2025, over-performed the forecasted collections by approximately $27.0 million. Collections during the three months ended March 31, 2024, were slightly above the forecasted collections. The over performance in the periods presented represented only a small fraction of total collections in the corresponding periods.
When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2025, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The updated forecast resulted in changes in timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net negative change in expected future recoveries of approximately $5.5 million during the three months ended March 31, 2025. During the three months ended March 31, 2024, we recorded approximately $13.3 million in net negative change in expected future recoveries.
The following tables summarize collections from purchased receivables, portfolio revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2025			As of March 31, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$5,461	$5,461	$—	$—	—%
<2016	17,337	13,145	493	30,714	13.2%
2016	5,608	3,017	(176)	22,291	4.2%
2017	8,213	4,922	218	27,471	5.6%
2018	12,128	6,749	(168)	52,169	4.0%
2019	22,236	11,986	(717)	97,262	3.8%
2020	25,378	13,567	(298)	113,923	3.7%
2021	25,222	13,647	(367)	107,762	3.9%
2022	52,950	23,399	1,478	234,231	3.1%
2023	116,222	57,733	(3,447)	548,323	3.3%
2024	153,494	94,002	11,370	904,359	3.3%
2025	9,776	10,072	3,500	320,049	3.1%
Subtotal	454,025	257,700	11,886	2,458,554	3.5%
Europe:
ZBA	1	1	—	—	—%
<2016	32,478	22,334	4,434	254,767	3.0%
2016	6,477	4,630	164	56,890	2.7%
2017	8,718	5,163	548	93,133	1.9%
2018	8,564	5,027	(164)	107,167	1.6%
2019	9,377	5,626	(300)	99,452	1.9%
2020	6,291	3,561	(204)	52,385	2.2%
2021	10,468	6,512	58	117,260	1.9%
2022	13,936	6,575	890	141,172	1.5%
2023	20,790	8,165	2,124	183,208	1.5%
2024	30,395	18,388	1,080	320,444	1.9%
2025	2,481	1,536	470	52,352	2.3%
Subtotal	149,976	87,518	9,100	1,478,230	2.0%
Other geographies:(1)
All vintages	806	—	478	15,747	—%
Subtotal	806	—	478	15,747	—%
Total	$604,807	$345,218	$21,464	$3,952,531	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended March 31, 2024			As of March 31, 2024
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,103	$6,103	$—	$—	—%
<2016	20,761	17,533	(98)	41,071	13.4%
2016	7,072	4,041	832	31,303	4.2%
2017	10,514	6,915	(226)	38,986	5.5%
2018	17,787	9,812	136	75,984	4.0%
2019	31,241	17,841	(1,666)	145,804	3.8%
2020	36,725	20,177	(1,779)	168,902	3.7%
2021	38,179	20,035	135	157,792	3.9%
2022	71,316	35,683	(2,728)	360,126	3.1%
2023	120,713	76,539	1,036	747,765	3.3%
2024	9,067	8,919	(105)	236,192	3.6%
Subtotal	369,478	223,598	(4,463)	2,003,925	3.7%
Europe:
ZBA	1	1	—	—	—%
<2016	34,221	29,095	(4,274)	321,319	2.9%
2016(1)	8,052	5,915	(359)	72,667	2.8%
2017	10,083	6,680	(1,231)	114,382	1.9%
2018	11,405	7,211	(3,683)	147,508	1.6%
2019	12,181	7,338	(629)	126,348	1.9%
2020	8,252	5,442	(303)	79,466	2.2%
2021	13,898	9,177	(41)	158,910	1.9%
2022	16,913	9,112	(117)	187,886	1.6%
2023	22,424	10,725	1,268	234,198	1.5%
2024	3,267	1,558	741	57,959	2.2%
Subtotal	140,697	92,254	(8,628)	1,500,643	2.0%
Other geographies:(2)
All vintages	712	—	682	26,819	—%
Subtotal	712	—	682	26,819	—%
Total	$510,887	$315,852	$(12,409)	$3,531,387	3.0%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenues during the three months ended March 31, 2025, increased as compared to the three months ended March 31, 2024. The increase was primarily attributable to increased demand from BPO clients.
Other revenues decreased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily driven by decrease of gains recognized on the sale of real estate assets.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$105,932	$104,184	$1,748	1.7%
Cost of legal collections	68,013	58,721	9,292	15.8%
General and administrative expenses	41,018	36,241	4,777	13.2%
Other operating expenses	34,252	30,367	3,885	12.8%
Collection agency commissions	6,873	7,434	(561)	(7.5)%
Depreciation and amortization	7,344	7,848	(504)	(6.4)%
Total operating expenses	$263,432	$244,795	$18,637	7.6%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were favorably impacted by foreign currency translation by approximately $1.4 million, during the three months ended March 31, 2025, primarily as a result of the strengthening of the U.S. dollar against the British Pound by approximately 0.7% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits remained relatively consistent during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Court costs	$44,814	$38,087	$6,727	17.7%
Legal collection fees	23,199	20,634	2,565	12.4%
Total cost of legal collections	$68,013	$58,721	$9,292	15.8%
The increase of cost of legal collections during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to increased legal placements in this channel in the U.S.
General and Administrative Expenses
The increase in general and administrative expense during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the following reasons:
•An increase in information technology expenses of approximately $1.9 million; and
•An increase in consulting fees of approximately $1.6 million.

Other Operating Expenses
The increase in other operating expenses during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in postage and printing expenses of approximately $1.9 million and an increase in collections bank charges and trace agencies fees of approximately $1.9 million.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions remained relatively consistent during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Depreciation and Amortization
Depreciation and amortization expenses remained relatively consistent during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Stated interest on debt obligations	$66,986	$52,038	$14,948	28.7%
Amortization of debt issuance costs	3,329	3,300	29	0.9%
Amortization of debt discount	215	427	(212)	(49.6)%
Total interest expense	$70,530	$55,765	$14,765	26.5%
The increase in interest expense during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $6.7 million; and
•The effect resulting from rising interest rates of approximately $8.6 million; and
•The increase was partially offset by a favorable impact of foreign currency translation of approximately $0.5 million driven by the strengthening of the U.S. dollar against the British Pound.
Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $1.6 million and $2.7 million during the three months ended March 31, 2025 and 2024, respectively. Interest income included in other income, net of other expense, was approximately $1.5 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Provision for income taxes	$13,664	$7,253
Effective tax rate	22.6%	23.8%
For the three months ended March 31, 2025 and 2024, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments.

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

	Three Months Ended March 31,
	2025	2024
GAAP net income, as reported	$46,796	$23,239
Adjustments:
Interest expense	70,530	55,765
Interest income	(1,546)	(1,368)
Provision for income taxes	13,664	7,253
Depreciation and amortization	7,344	7,848
Stock-based compensation expense	3,424	3,357
Net gain on derivative instruments(1)	—	(195)
Acquisition, integration and restructuring related expenses(2)	248	2,319
Adjusted EBITDA	$140,460	$98,218
Collections applied to principal balance(3)	$244,300	$214,551
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
(3)Collections applied to principal balance is calculated in the table below:

	Three Months Ended March 31,
	2025	2024
Collections applied to receivable portfolios, net	$259,589	$195,035
Changes in recoveries	(21,464)	12,409
Other proceeds applied to basis	6,175	7,107
Collections applied to principal balance	$244,300	$214,551

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
The supplemental performance data presented in this section is impacted by foreign currency translation, which represents the effect of translating financial results where the functional currency of our foreign subsidiary is different than our U.S. dollar reporting currency. Generally, international purchases reflect the exchange rates at the time of purchase and international cumulative collections are aggregated each month based on respective month-end exchange rates. For example, the strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable reporting impact on our international purchases, collections, and ERC, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international purchases, collections, and ERC.
We utilize proprietary forecasting models to continuously evaluate the economic life of each pool.

Cumulative Collections Money Multiple - Cumulative Collections from Purchased Receivables to Purchase Price Multiple
The following table summarizes our receivable purchases, related gross collections, and cumulative collections money multiples (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2025
		<2016	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total(2)	CCMM(3)
United States:
<2016	$4,261,076	$8,440,701	$970,845	$706,004	$498,378	$375,393	$281,095	$229,701	$166,469	$131,698	$102,710	$22,798	$11,925,792	2.8
2016	552,969	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	27,972	5,608	1,112,408	2.0
2017	527,441	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	40,123	8,213	1,212,043	2.3
2018	629,176	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	64,231	12,128	1,374,432	2.2
2019	675,063	—	—	—	—	174,693	416,315	400,250	256,444	164,106	112,391	22,236	1,546,435	2.3
2020	537,666	—	—	—	—	—	213,450	430,514	311,573	194,522	127,555	25,378	1,302,992	2.4
2021	403,649	—	—	—	—	—	—	120,354	240,605	188,895	131,870	25,222	706,946	1.8
2022	549,168	—	—	—	—	—	—	—	98,277	268,516	254,329	52,950	674,072	1.2
2023	806,773	—	—	—	—	—	—	—	—	184,182	471,838	116,222	772,242	1.0
2024	993,369	—	—	—	—	—	—	—	—	—	238,635	153,494	392,129	0.4
2025	316,256	—	—	—	—	—	—	—	—	—	—	9,776	9,776	—
Subtotal	10,252,606	8,440,701	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	1,571,654	454,025	21,029,267	2.1
Europe:
<2016	1,662,149	995,241	449,359	388,622	349,761	290,842	232,719	235,893	176,754	148,533	138,569	32,479	3,438,772	2.1
2016	249,584	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	30,143	6,477	503,271	2.0
2017	461,571	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	41,211	8,718	673,941	1.5
2018	427,030	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	42,379	8,564	489,433	1.1
2019	272,905	—	—	—	—	44,118	80,502	88,448	63,607	54,544	47,174	9,377	387,770	1.4
2020	104,940	—	—	—	—	—	22,721	59,803	45,757	37,363	31,454	6,291	203,389	1.9
2021	242,825	—	—	—	—	—	—	43,082	66,529	58,515	52,278	10,468	230,872	1.0
2022	231,869	—	—	—	—	—	—	—	36,957	70,385	64,555	13,936	185,833	0.8
2023	259,255	—	—	—	—	—	—	—	—	40,975	89,799	20,790	151,564	0.6
2024	353,182	—	—	—	—	—	—	—	—	—	50,469	30,395	80,864	0.2
2025	51,485	—	—	—	—	—	—	—	—	—	—	2,481	2,481	—
Subtotal	4,316,795	995,241	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	588,031	149,976	6,348,190	1.5
Other geographies(4):
All vintages	340,283	82,958	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	806	549,835	1.6
Subtotal	340,283	82,958	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	806	549,835	1.6
Total	$14,909,684	$9,518,900	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$2,162,478	$604,807	$27,927,292	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2025, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through March 31, 2025 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2016	$4,261,076	$11,925,792	$185,959	$12,111,751	2.8
2016	552,969	1,112,408	48,889	1,161,297	2.1
2017	527,441	1,212,043	74,664	1,286,707	2.4
2018	629,176	1,374,432	119,691	1,494,123	2.4
2019	675,063	1,546,435	214,136	1,760,571	2.6
2020	537,666	1,302,992	249,156	1,552,148	2.9
2021	403,649	706,946	244,743	951,689	2.4
2022	549,168	674,072	465,516	1,139,588	2.1
2023	806,773	772,242	1,111,553	1,883,795	2.3
2024	993,369	392,129	1,948,398	2,340,527	2.4
2025	316,256	9,776	702,405	712,181	2.3
Subtotal	10,252,606	21,029,267	5,365,110	26,394,377	2.6
Europe:
<2016	1,662,149	3,438,772	850,591	4,289,363	2.6
2016	249,584	503,271	162,740	666,011	2.7
2017	461,571	673,941	203,958	877,899	1.9
2018	427,030	489,433	221,160	710,593	1.7
2019	272,905	387,770	214,756	602,526	2.2
2020	104,940	203,389	118,365	321,754	3.1
2021	242,825	230,872	253,296	484,168	2.0
2022	231,869	185,833	260,112	445,945	1.9
2023	259,255	151,564	328,178	479,742	1.9
2024	353,182	80,864	688,458	769,322	2.2
2025	51,485	2,481	118,234	120,715	2.3
Subtotal	4,316,795	6,348,190	3,419,848	9,768,038	2.3
Other geographies(4):
All vintages	340,283	549,835	24,278	574,113	1.7
Subtotal	340,283	549,835	24,278	574,113	1.7
Total	$14,909,684	$27,927,292	$8,809,236	$36,736,528	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2025, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2025(3)	2026	2027	2028	2029	2030	2031	2032	2033	>2033	Total(2)
United States:
<2016	$52,869	$46,767	$30,870	$21,002	$13,964	$9,059	$5,621	$3,350	$1,676	$781	$185,959
2016	14,372	11,265	7,097	4,990	3,515	2,481	1,754	1,244	885	1,286	48,889
2017	19,568	17,627	11,461	7,886	5,560	3,930	2,786	1,980	1,413	2,453	74,664
2018	29,587	28,544	19,501	12,869	8,860	6,255	4,429	3,146	2,242	4,258	119,691
2019	54,378	50,889	34,584	23,530	15,622	10,805	7,611	5,375	3,804	7,538	214,136
2020	61,511	59,343	40,788	27,821	18,927	12,644	8,799	6,206	4,388	8,729	249,156
2021	59,608	58,823	39,528	26,912	18,603	12,845	8,783	6,114	4,306	9,221	244,743
2022	116,838	109,510	75,135	49,788	34,372	24,460	17,364	12,089	8,374	17,586	465,516
2023	287,941	256,726	170,674	121,972	85,134	59,950	41,626	29,019	20,081	38,430	1,111,553
2024	399,181	511,573	322,406	214,981	151,775	106,720	75,768	53,087	37,067	75,840	1,948,398
2025	123,927	171,334	130,880	83,936	57,967	41,172	28,929	20,458	14,246	29,556	702,405
Subtotal	1,219,780	1,322,401	882,924	595,687	414,299	290,321	203,470	142,068	98,482	195,678	5,365,110
Europe:
<2016	87,829	105,256	92,855	80,995	71,398	62,536	55,060	49,641	44,566	200,455	850,591
2016	18,995	22,467	20,118	17,415	14,670	12,313	10,581	8,897	7,574	29,710	162,740
2017	25,536	29,118	25,886	21,476	18,175	15,300	12,831	10,865	9,311	35,460	203,958
2018	25,829	29,684	26,526	22,084	19,204	16,770	14,683	12,931	11,215	42,234	221,160
2019	28,910	32,122	26,908	23,078	18,748	15,572	13,006	11,097	9,439	35,876	214,756
2020	18,248	19,218	15,342	12,171	9,837	8,063	6,688	5,635	4,768	18,395	118,365
2021	31,445	37,469	31,904	27,551	23,085	19,980	16,601	13,853	11,639	39,769	253,296
2022	38,533	42,643	35,469	28,477	23,158	18,834	15,580	12,896	10,404	34,118	260,112
2023	47,553	54,015	44,926	37,616	30,348	24,265	19,736	16,110	13,177	40,432	328,178
2024	89,054	107,395	87,998	72,787	59,582	48,676	40,178	33,948	29,412	119,428	688,458
2025	14,767	20,370	17,332	13,803	10,945	8,525	6,697	5,360	4,563	15,872	118,234
Subtotal	426,699	499,757	425,264	357,453	299,150	250,834	211,641	181,233	156,068	611,749	3,419,848
Other geographies(4):
All vintages	4,670	4,707	3,513	2,655	2,096	1,690	1,328	1,048	818	1,753	24,278
Subtotal	4,670	4,707	3,513	2,655	2,096	1,690	1,328	1,048	818	1,753	24,278
Portfolio ERC	1,651,149	1,826,865	1,311,701	955,795	715,545	542,845	416,439	324,349	255,368	809,180	8,809,236
REO ERC(5)	23,610	21,514	6,689	1,552	60	—	—	—	—	—	53,425
Total ERC	$1,674,759	$1,848,379	$1,318,390	$957,347	$715,605	$542,845	$416,439	$324,349	$255,368	$809,180	$8,862,661
________________________
(1)As of March 31, 2025, ERC for Zero Basis Portfolios include approximately $35.6 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $24.3 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of March 31, 2025, ERC for 84-month was:

84-Month ERC
United States	$4,969,441
Europe	2,518,742
Other geographies	20,931
Portfolio ERC	7,509,114
REO ERC	53,425
Total ERC	$7,562,539
(3)Amount for 2025 consists of nine months data from April 1, 2025 to December 31, 2025.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

(5)Real estate-owned assets (“REO”) ERC includes approximately $52.9 million and $0.6 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Receivable Portfolios
As of March 31, 2025, we had $4.0 billion in receivable portfolios. The estimated future collections applied to the receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2025(1)	$512,374	$171,608	$3,778	$687,760
2026	629,215	205,115	3,827	838,157
2027	414,585	176,339	2,865	593,789
2028	271,862	147,599	2,174	421,635
2029	188,000	121,901	1,708	311,609
2030	132,186	100,628	1,367	234,181
2031	93,487	83,559	28	177,074
2032	65,947	71,818	—	137,765
2033	46,269	62,892	—	109,161
2034	32,592	56,461	—	89,053
2035	23,833	53,711	—	77,544
2036	18,140	51,789	—	69,929
2037	13,999	51,002	—	65,001
2038	10,121	53,896	—	64,017
2039	5,413	56,732	—	62,145
2040	531	13,180	—	13,711
Total	$2,458,554	$1,478,230	$15,747	$3,952,531
________________________
(1)Amount for 2025 consists of nine months data from April 1, 2025 to December 31, 2025.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net cash provided by operating activities	$45,283	$50,984
Net cash used in investing activities	(100,278)	(90,882)
Net cash provided by financing activities	40,337	55,790
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $45.3 million and $51.0 million during the three months ended March 31, 2025 and 2024, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Adjusting for the changes in recoveries resulted in a decrease in operating cash flows by $21.5 million during the three months ended March 31, 2025 and an increase in operating cash flows by $12.4 million during the three months ended March 31, 2024. Refer to “Note 5: Receivable Portfolios, Net” in the notes to our condensed consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $100.3 million and $90.9 million during the three months ended March 31, 2025 and 2024, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $362.7 million and $291.4 million during the three months ended March 31, 2025 and 2024, respectively. Collection proceeds applied to the principal of our receivable portfolios were $259.6 million and $195.0 million during the three months ended March 31, 2025 and 2024, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $40.3 million and $55.8 million during the three months ended March 31, 2025 and 2024, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $246.4 million and $248.5 million during the three months ended March 31, 2025 and 2024, respectively. Repayments of amounts outstanding under our credit facilities were $185.8 million and $696.4 million during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2024, we issued $500.0 million 9.25% senior secured notes that mature in 2029, and used the proceeds from the senior secured notes to repay drawings under our Global Senior Facility.
Capital Resources
Our primary sources of capital are cash collections from our receivable portfolios, bank borrowings, debt offerings, and equity offerings. Depending on the capital markets, we consider additional financings to fund our operations and any potential acquisitions. From time to time, we may repurchase outstanding debt or equity and/or restructure or refinance debt obligations. Our primary cash requirements include funding the purchase of receivable portfolios, operating expenses, the payment of interest and principal on borrowings, the payment of income taxes, funding any entity acquisitions and share repurchases.
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $378.6 million as of March 31, 2025.

Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three months ended March 31, 2025, we repurchased 289,425 shares of our common stock for approximately $10.0 million under the shares repurchase program. We did not make any repurchases under the share repurchase program during the three months ended March 31, 2024. Our practice is to retire the shares repurchased. As of March 31, 2025, authorization for $81.9 million of share repurchases remained under the share repurchase program.
Our cash and cash equivalents as of March 31, 2025, consisted of $48.2 million held by U.S.-based entities and $138.9 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $22.2 million as of March 31, 2025.
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
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, for a complete discussion of our critical accounting estimates. Other than the ongoing reassessment of expected future recoveries of our receivable portfolios during each reporting period under our CECL accounting policy as discussed in “Note 5: Receivable Portfolios, Net” to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of March 31, 2025, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Interest Rates. As of March 31, 2025, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Based on their most recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11: Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
As announced in on May 5, 2021, the Company’s Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from its Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and its Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. During the three months ended March 31, 2025, the Company repurchased 289,425 shares of our common stock for approximately $10.0 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended March 31, 2025, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	$91,926,255
February 1, 2025 to February 28, 2025	7,636	$36.41	7,636	$91,648,258
March 1, 2025 to March 31, 2025	281,789	$34.51	281,789	$81,922,587
Total	289,425	$34.56	289,425	$81,922,587
________________________
(1)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 5 - Other Information

During the quarterly period ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.2	Amended and Restated Bylaws, as amended through December 13, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2022)

10.1+	Employment offer letter by and between Encore Capital Group, Inc. and Tomas Hernanz dated March 31, 2025 (filed herewith)

10.2+	Transition and Consulting Agreement by and between Encore Capital Group, Inc. and Tomas Hernanz dated March 28, 2025 (filed herewith)

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

ENCORE CAPITAL GROUP, INC.

By:	/s/ Tomas Hernanz
Tomas Hernanz
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 7, 2025