Form 10-Q
period 2025-06-30
ENCORE CAPITAL GROUP INC
filed 2025-08-06
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2025
Common Stock, $0.01 par value	23,011,773 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$172,896	$199,865
Receivable portfolios, net	4,184,780	3,776,369
Property and equipment, net	84,055	80,597
Other assets	206,743	225,090
Goodwill	542,912	507,808
Total assets	$5,191,386	$4,789,729
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$214,663	$233,545
Borrowings	3,965,465	3,672,762
Other liabilities	115,287	116,091
Total liabilities	4,295,415	4,022,398
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 23,095 and 23,691 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	231	237
Additional paid-in capital	—	19,297
Accumulated earnings	1,015,221	909,927
Accumulated other comprehensive loss	(119,481)	(162,130)
Total stockholders’ equity	895,971	767,331
Total liabilities and stockholders’ equity	$5,191,386	$4,789,729
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

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$36,046	$23,875
Receivable portfolios, net	942,735	895,704
Other assets	3,682	3,699
Liabilities
Accounts payable and accrued liabilities	2,827	2,946
Borrowings	647,953	599,830
Other liabilities	3,144	887
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Portfolio revenue	$361,174	$321,930	$706,392	$637,782
Changes in recoveries	55,599	5,754	77,063	(6,655)
Total debt purchasing revenue	416,773	327,684	783,455	631,127
Servicing revenue	22,300	21,107	44,847	41,486
Other revenues	3,049	6,494	6,595	11,058
Total revenues	442,122	355,285	834,897	683,671
Operating expenses
Salaries and employee benefits	117,738	106,608	223,670	210,792
Cost of legal collections	79,649	64,249	147,662	122,970
General and administrative expenses	41,327	36,779	82,345	73,020
Other operating expenses	36,990	30,845	71,242	61,212
Collection agency commissions	8,374	7,504	15,247	14,938
Depreciation and amortization	7,311	7,461	14,655	15,309
Total operating expenses	291,389	253,446	554,821	498,241
Income from operations	150,733	101,839	280,076	185,430
Other expense
Interest expense	(73,943)	(61,376)	(144,473)	(117,141)
Other income	1,226	2,047	2,873	4,713
Total other expense	(72,717)	(59,329)	(141,600)	(112,428)
Income before income taxes	78,016	42,510	138,476	73,002
Provision for income taxes	(19,295)	(10,329)	(32,959)	(17,582)
Net income	$58,721	$32,181	$105,517	$55,420

Earnings per share:
Basic	$2.50	$1.35	$4.45	$2.33
Diluted	$2.49	$1.34	$4.41	$2.28

Weighted average shares outstanding:
Basic	23,507	23,883	23,692	23,834
Diluted	23,578	24,097	23,926	24,282

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$58,721	$32,181	$105,517	$55,420
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain on derivative instruments	(3,775)	(731)	(4,840)	4,744
Income tax effect	922	(1,088)	1,111	(3,773)
Unrealized (loss) gain on derivative instruments, net of tax	(2,853)	(1,819)	(3,729)	971
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	30,855	(1,146)	46,192	(7,292)
Income tax effect	59	443	186	283
Unrealized gain (loss) on foreign currency translation, net of tax	30,914	(703)	46,378	(7,009)
Other comprehensive income (loss), net of tax:	28,061	(2,522)	42,649	(6,038)
Comprehensive income	$86,782	$29,659	$148,166	$49,382
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of March 31, 2025	23,510	$235	$9,645	$956,723	$(147,542)	$819,061
Net income	—	—	—	58,721	—	58,721
Other comprehensive income, net of tax	—	—	—	—	28,061	28,061
Issuance of share-based awards, net of shares withheld for employee taxes	3	—	56	—	—	56
Repurchase and retirement of common stock	(418)	(4)	(14,984)	(223)	—	(15,211)
Stock-based compensation	—	—	5,283	—	—	5,283
Balance as of June 30, 2025	23,095	$231	$—	$1,015,221	$(119,481)	$895,971

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of March 31, 2024	23,687	$237	$8,648	$1,072,410	$(127,436)	$953,859
Net income	—	—	—	32,181	—	32,181
Other comprehensive loss, net of tax	—	—	—	—	(2,522)	(2,522)
Issuance of share-based awards, net of shares withheld for employee taxes	4	—	(28)	—	—	(28)
Stock-based compensation	—	—	4,637	—	—	4,637
Balance as of June 30, 2024	23,691	$237	$13,257	$1,104,591	$(129,958)	$988,127

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2024	23,691	$237	$19,297	$909,927	$(162,130)	$767,331
Net income	—	—	—	105,517	—	105,517
Other comprehensive income, net of tax	—	—	—	—	42,649	42,649
Issuance of share-based awards, net of shares withheld for employee taxes	111	1	(3,019)	—	—	(3,018)
Repurchase and retirement of common stock	(707)	(7)	(24,985)	(223)	—	(25,215)
Stock-based compensation	—	—	8,707	—	—	8,707
Balance as of June 30, 2025	23,095	$231	$—	$1,015,221	$(119,481)	$895,971

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2023	23,545	$235	$11,052	$1,049,171	$(123,920)	$936,538
Net income	—	—	—	55,420	—	55,420
Other comprehensive loss, net of tax	—	—	—	—	(6,038)	(6,038)
Issuance of share-based awards, net of shares withheld for employee taxes	146	2	(5,789)	—	—	(5,787)
Stock-based compensation	—	—	7,994	—	—	7,994
Balance as of June 30, 2024	23,691	$237	$13,257	$1,104,591	$(129,958)	$988,127

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$105,517	$55,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,655	15,309
Other non-cash interest expense, net	7,211	7,941
Stock-based compensation expense	8,707	7,994
Changes in recoveries	(77,063)	6,655
Other, net	7,045	2,547
Changes in operating assets and liabilities
Other assets	14,897	(25,896)
Accounts payable, accrued liabilities and other liabilities	(26,162)	16,727
Net cash provided by operating activities	54,807	86,697
Investing activities:
Purchases of receivable portfolios, net of put-backs	(725,391)	(566,960)
Collections applied to receivable portfolios	553,400	419,833
Purchases of property and equipment	(13,320)	(14,251)
Other, net	15,659	29,492
Net cash used in investing activities	(169,652)	(131,886)
Financing activities:
Payment of loan and debt refinancing costs	(2,491)	(17,201)
Proceeds from credit facilities	549,605	393,455
Repayment of credit facilities	(418,463)	(1,234,189)
Proceeds from senior secured notes	—	1,000,000
Repayment of senior secured notes	—	(19,540)
Repurchase and retirement of common stock	(25,215)	—
Other, net	(16,206)	16,967
Net cash provided by financing activities	87,230	139,492
Net (decrease) increase in cash and cash equivalents	(27,615)	94,303
Effect of exchange rate changes on cash and cash equivalents	646	(2,046)
Cash and cash equivalents, beginning of period	199,865	158,364
Cash and cash equivalents, end of period	$172,896	$250,621

Supplemental disclosures of cash flow information:
Cash paid for interest	$133,830	$80,945
Cash paid for income taxes, net of refunds	29,278	42,365
Supplemental schedule of non-cash investing activities:
Receivable portfolios transferred to real estate owned	$2,011	$3,098

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim periods with fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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
As announced in May 2021, the Company’s Board of Directors has approved a $300.0 million share repurchase program. During the three and six months ended June 30, 2025, the Company repurchased 418,499 and 707,924 shares of common stock for approximately $15.0 million and $25.0 million, respectively, under the share repurchase program. The Company did not make any repurchases under the share repurchase program during the three and six months ended June 30, 2024. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$58,721	$32,181	$105,517	$55,420
Shares:
Total weighted-average basic shares outstanding	23,507	23,883	23,692	23,834
Dilutive effect of stock-based awards	71	19	121	109
Dilutive effect of convertible senior notes	—	195	113	339
Total weighted-average dilutive shares outstanding	23,578	24,097	23,926	24,282

Basic earnings per share	$2.50	$1.35	$4.45	$2.33
Diluted earnings per share	$2.49	$1.34	$4.41	$2.28

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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$503	$—	$503
Liabilities
Interest rate swap agreements	—	(22,659)	—	(22,659)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$252	$—	$252
Liabilities
Interest rate swap agreements	—	(18,360)	—	(18,360)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. Goodwill and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair values are determined using various valuation techniques under Level 3 fair value hierarchy. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $30.1 million and $38.1 million as of June 30, 2025 and December 31, 2024, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025		December 31, 2024
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$172,896	$172,896	$199,865	$199,865
Receivable portfolios, net	Level 3	4,184,780	4,469,118	3,776,369	4,052,645
Other assets(2)	Level 2	115,064	115,064	128,674	128,674
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	214,663	214,663	233,545	233,545
Global senior secured revolving credit facility	Level 2	999,678	999,678	865,365	865,365
Senior secured notes(1)	Level 2	1,947,479	2,012,022	1,843,386	1,893,367
Convertible senior notes due October 2025	Level 2	100,000	104,515	100,000	129,100
Convertible senior notes due March 2029	Level 2	230,000	217,677	230,000	232,611
Cabot securitisation senior facility	Level 2	350,141	350,141	319,137	319,137
U.S. facility	Level 2	300,000	300,000	283,500	283,500
Other borrowings	Level 2	67,710	67,710	64,904	64,904
Other liabilities(2)	Level 2	92,628	92,628	97,731	97,731
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$503	Other assets	$252
Interest rate swap agreements	Other liabilities	(22,659)	Other liabilities	(18,360)
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
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s condensed consolidated statements of financial condition:

June 30, 2025
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$350.1 million	SONIA
2025 Cap	September 2026	January 2028	Cash flow hedge	$350.1 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$117.8 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$488.9 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - U.S.Facility	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - Global Senior Facility	April 2025	April 2027	Cash flow hedge	$150.0 million	1-month SOFR CME Term

December 31, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$319.1 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$103.5 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$429.6 million	3-month EURIBOR
2023 SOFR IR Swaps	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term

The Company expects to reclassify approximately $10.5 million of net derivative loss from OCI into earnings relating to its cash flow designated derivatives within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.

The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	(Loss) Gain Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	(Loss) Gain Reclassified from OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024		2025	2024
Interest rate swap agreements	$(4,609)	$6,199	Interest expense	$(1,043)	$655
Interest rate cap contracts	(623)	(5,777)	Interest expense	(414)	(664)
Cross-currency swap agreements	—	(4,289)	Interest expense	—	(1,757)
			Other expense	—	(1,370)

Derivatives Designated as Hedging Instruments	(Loss) Gain Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	(Loss) Gain Reclassified from OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
Interest rate swap agreements	$(5,809)	$17,273	Interest expense	$(1,510)	$1,195
Interest rate cap contracts	(1,319)	(11,828)	Interest expense	(778)	(1,376)
Cross-currency swap agreements	—	(17,299)	Interest expense	—	(3,537)
			Other expense	—	(12,880)
Derivatives Not Designated as Hedging Instruments
From time to time, the Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations. These derivative contracts generally mature within one to six months and are not designated as hedge instruments for accounting purposes. The gains or losses on these unhedged derivative contracts are recognized in other income or expense based on the changes in fair value. The Company did not have any derivatives that were not designated as hedging instruments as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of income during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Interest rate cap contract	Other income	$—	$79	$—	$274
Foreign currency exchange contract	Other income	—	873	—	873
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
Receivable portfolios, net consists of the following as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,184,780	3,776,369
Balance, end of period	$4,184,780	$3,776,369
The following table summarizes the changes in the balance of receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$3,952,531	$3,531,387	$3,776,369	$3,468,432
Negative allowance for expected recoveries - portfolio purchases (1)	367,099	278,692	734,950	574,406
Collections applied to receivable portfolios, net (2)	(293,811)	(224,798)	(553,400)	(419,833)
Changes in recoveries (3)	55,599	5,754	77,063	(6,655)
Put-backs and recalls	(4,420)	(3,099)	(9,559)	(7,446)
Disposals and transfers to real estate owned	(971)	(1,053)	(2,011)	(3,098)
Foreign currency translation adjustments	108,753	(3,561)	161,368	(22,484)
Balance, end of period	$4,184,780	$3,583,322	$4,184,780	$3,583,322
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Purchase price	$367,099	$278,692	$734,950	$574,406
Allowance for credit losses	1,125,478	649,642	2,080,137	1,294,156
Amortized cost	1,492,577	928,334	2,815,087	1,868,562
Noncredit discount	1,942,657	1,211,961	3,601,923	2,467,754
Face value	3,435,234	2,140,295	6,417,010	4,336,316
Write-off of amortized cost	(1,492,577)	(928,334)	(2,815,087)	(1,868,562)
Write-off of noncredit discount	(1,942,657)	(1,211,961)	(3,601,923)	(2,467,754)
Negative allowance	367,099	278,692	734,950	574,406
Negative allowance for expected recoveries - portfolio purchases	$367,099	$278,692	$734,950	$574,406
(2)Collections applied to receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Collections	$654,985	$546,728	$1,259,792	$1,057,615
Less - amounts classified to portfolio revenue	(361,174)	(321,930)	(706,392)	(637,782)
Collections applied to receivable portfolios, net	$293,811	$224,798	$553,400	$419,833
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recoveries above forecast	$52,263	$27,443	$79,215	$28,296
Changes in expected future recoveries	3,336	(21,689)	(2,152)	(34,951)
Changes in recoveries	$55,599	$5,754	$77,063	$(6,655)
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and six months ended June 30, 2025, over-performed the forecasted collections by approximately $52.3 million and $79.2 million, respectively. Collections during the three and six months ended June 30, 2024, over-performed the forecasted collections by approximately $27.4 million and $28.3 million, respectively.
When reassessing the forecasts of expected lifetime recoveries during the three months ended June 30, 2025, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The updated forecast resulted in changes in the timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net positive change in expected future recoveries of approximately $3.3 million during the three months ended June 30, 2025. This net positive change, combined with the net negative change recorded in the first quarter, resulted in a net negative change in expected future recoveries of approximately $2.2 million during the six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recorded approximately $21.7 million and $35.0 million in net negative change in expected future recoveries, respectively.

Note 6: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$61,054	$58,089
Prepaid expenses	34,874	35,564
Real estate owned	30,122	38,075
Other financial receivables	18,455	18,952
Service fee receivables	13,408	10,914
Income tax deposits	8,396	10,438
Deferred tax assets	6,349	8,418
Other	34,085	44,640
Total	$206,743	$225,090
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2025. The components of the Company’s consolidated borrowings were as follows (in thousands):

	June 30, 2025	December 31, 2024
Global senior secured revolving credit facility	$999,678	$865,365
Senior secured notes	1,950,022	1,846,047
Convertible senior notes	330,000	330,000
Cabot securitisation senior facility	350,141	319,137
U.S. facility	300,000	283,500
Other	67,710	64,904
Finance lease liabilities	996	1,065
	3,998,547	3,710,018
Less: debt discount and issuance costs, net of amortization	(33,082)	(37,256)
Total	$3,965,465	$3,672,762
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On May 22, 2025, the Company issued an additional commitment increase notice and entered into an amendment letter that amended and supplemented the Global Senior Facility to, among other things, (1) reflect a $190.0 million upsize of the facility from $1,295.0 million to $1,485.0 million, and (2) extend the termination date of the facility from September 2028 to September 2029 except for a $69.5 million tranche that terminates in September 2028. The amendment was accounted for as a debt modification. As of June 30, 2025, the Global Senior Facility included the following key provisions:
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
As of June 30, 2025, the outstanding borrowings under the Global Senior Facility were $999.7 million. The weighted average interest rate of the Global Senior Facility was 6.49% and 7.85% for the three months ended June 30, 2025 and 2024, respectively, and 6.52% and 7.88% for the six months ended June 30, 2025 and 2024, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $397.2 million as of June 30, 2025.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	June 30, 2025	December 31, 2024	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2028 Notes	$343,276	$312,880	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	606,746	533,167	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	500,000	500,000	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	500,000	USD	May 15, 2030	May 15, Nov 15	8.500%
	$1,950,022	$1,846,047
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
The 2028 Floating Rate Notes had a weighted average interest rate of 6.61% and 8.16% for the three months ended June 30, 2025 and 2024, respectively, and 6.85% and 8.18% for the six months ended June 30, 2025 and 2024, respectively.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	June 30, 2025	December 31, 2024	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$100,000	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$330,000
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
Certain key terms related to the convertible features as of June 30, 2025 are listed below ($ in thousands, except conversion price):

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
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on June 30, 2025 using a hypothetical share price based on the closing stock price on June 30, 2025.
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
The Company’s convertible notes are carried as a single liability, which reflects the principal amount of the convertible notes. Interest expense related to the Convertible Notes was $3.1 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024, and $6.2 million for both the six months ended June 30, 2025 and the six months ended June 30, 2024.
In June 2025, in accordance with the indenture for the 2025 Convertible Notes, the Company irrevocably elected “combination settlement” with a specified dollar amount equal to $1,750 per $1,000 principal amount of the 2025 Convertible Notes for all conversions of the 2025 Convertible Notes that occur on or after July 1, 2025, the free conversion date. None of the 2025 Convertible Notes have been converted.
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
As of June 30, 2025, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $350.1 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of June 30, 2025). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £295.8 million (approximately $406.2 million based on an exchange rate of $1.00 to £0.73, the exchange rate as of June 30, 2025) as of June 30, 2025. The weighted average interest rate of the

Cabot Securitisation Senior Facility was 7.54% and 8.41% for the three months ended June 30, 2025 and 2024, respectively, and 7.66% and 8.41% for the six months ended June 30, 2025 and 2024, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 8: Variable Interest Entities” for further details.
U.S. Facility
As of June 30, 2025, an indirect subsidiary of Encore (“U.S. Financing Subsidiary”) had a facility for a committed amount of $300.0 million (as amended, the “U.S. Facility”) that was set to mature in October 2027. Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.50%. On July 3, 2025, the U.S. Facility was amended to extend the maturity date from October 2027 to October 2028 and to increase the committed amount from $300.0 million to $450.0 million.
As of June 30, 2025, the outstanding borrowings under the U.S. Facility were $300.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of June 30, 2025, this included receivables acquired from MCM, the book value of which was approximately $531.6 million. The weighted average interest rate of the U.S. Facility was 7.82% and 8.82% for the three months ended June 30, 2025 and 2024, respectively, and 7.82% and 8.83% for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended June 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(17,244)	$(130,298)	$(147,542)
Other comprehensive (loss) income before reclassification	(5,232)	30,855	25,623
Reclassification	1,457	—	1,457
Tax effect	922	59	981
Balance at end of period	$(20,097)	$(99,384)	$(119,481)

	Three Months Ended June 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(303)	$(127,133)	$(127,436)
Other comprehensive loss before reclassification	(3,867)	(1,146)	(5,013)
Reclassification	3,136	—	3,136
Tax effect	(1,088)	443	(645)
Balance at end of period	$(2,122)	$(127,836)	$(129,958)

	Six Months Ended June 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(16,368)	$(145,762)	$(162,130)
Other comprehensive (loss) income before reclassification	(7,128)	46,192	39,064
Reclassification	2,288	—	2,288
Tax effect	1,111	186	1,297
Balance at end of period	$(20,097)	$(99,384)	$(119,481)

	Six Months Ended June 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3,093)	$(120,827)	$(123,920)
Other comprehensive loss before reclassification	(11,854)	(7,292)	(19,146)
Reclassification	16,598	—	16,598
Tax effect	(3,773)	283	(3,490)
Balance at end of period	$(2,122)	$(127,836)	$(129,958)
Note 10: Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2025 was 24.7% and 23.8%, respectively. For the three and six months ended June 30, 2024, the Company’s effective tax rate was 24.3% and 24.1%, respectively. For the three and six months ended June 30, 2025, the differences between the effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments. For the three and six months ended June 30, 2024, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through August 13, 2026. The exemption under this tax holiday will decrease to 50% through August 13, 2030, and then 0% thereafter. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2025 and 2024, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three and six months ended June 30, 2025. The estimated impact of top-up tax for the period was immaterial.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The legislation features permanent extension, with modifications, of key 2017 Tax Cuts and Jobs Act provisions that were set to change at the end of 2025. The effects of the OBBBA will be recorded in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment. The Company is currently evaluating the impact for future periods but expects it to be immaterial.
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
As of June 30, 2025, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 or any new material legal proceedings during the three and six months ended June 30, 2025.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2025, the Company has no material reserves for legal matters.
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
As of June 30, 2025, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $411.1 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

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
The following tables present the results of operations of the Company’s reportable segment for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$442,122	$—	$442,122
Total operating expenses(1)	(274,307)	(17,082)	(291,389)
Operating income	167,815		150,733
Other segment items(2)		1,226	1,226
Interest expense(3)		(73,943)	(73,943)
Provision for income taxes		(19,295)	(19,295)
Net income			$58,721
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended June 30, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $12.2 million for corporate employees and general and administrative expenses of approximately $4.4 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Three Months Ended June 30, 2024
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$355,285	$—	$355,285
Total operating expenses(1)	(238,540)	(14,906)	(253,446)
Operating income	116,745		101,839
Other segment items(2)		2,047	2,047
Interest expense(3)		(61,376)	(61,376)
Provision for income taxes		(10,329)	(10,329)
Net income			$32,181
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended June 30, 2024, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $10.4 million for corporate employees and general and administrative expenses of approximately $4.3 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Six Months Ended June 30, 2025
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$834,897	$—	$834,897
Total operating expenses(1)	(523,816)	(31,005)	(554,821)
Operating income	311,081		280,076
Other segment items(2)		2,873	2,873
Interest expense(3)		(144,473)	(144,473)
Provision for income taxes		(32,959)	(32,959)
Net income			$105,517
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the six months ended June 30, 2025 , such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $20.3 million for corporate employees and general and administrative expenses of approximately $9.8 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Six Months Ended June 30, 2024
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$683,671	$—	$683,671
Total operating expenses(1)	(469,326)	(28,915)	(498,241)
Operating income	214,345		185,430
Other segment items(2)		4,713	4,713
Interest expense(3)		(117,141)	(117,141)
Provision for income taxes		(17,582)	(17,582)
Net income			$55,420
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the six months ended June 30, 2024, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $18.9 million for corporate employees and general and administrative expenses of approximately $9.6 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues:
United States	$312,590	$239,750	$582,176	$458,886
Europe
United Kingdom	91,009	76,725	175,477	149,152
Other European countries(1)	37,129	38,188	74,122	74,292
Total Europe	128,138	114,913	249,599	223,444

Other geographies(1)	1,394	622	3,122	1,341
Total	$442,122	$355,285	$834,897	$683,671
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
There have been no events or circumstances during the three and six months ended June 30, 2025 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total Company
Balance as of December 31, 2024	$507,808
Effect of foreign currency translation	11,602
Balance as of March 31, 2025	519,410
Effect of foreign currency translation	23,502
Balance as of June 30, 2025	$542,912
As of June 30, 2025 and December 31, 2024, the Company’s accumulated goodwill impairment loss was $338.8 million, attributable to its Cabot reporting unit.

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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending reaching record levels and the highest U.S. charge-off rate in ten years, supply remains elevated at a record level. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the second quarter remained at favorable levels as a result of elevated market supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe steadying lending and delinquency rates will result in stable market supply.
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

While sales activity across all of our European markets remains stable, underlying default rates are generally low by historic levels, and consumer lending volumes have stagnated. Sales levels are expected to fluctuate from quarter to quarter. In general, portfolio pricing remains competitive across our European footprint, constraining the amount of capital we elect to deploy in Europe.
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MCM (United States)	$317,264	$236,826	$633,630	$473,335
Cabot (Europe)	49,835	41,866	101,320	101,071
Total purchases of receivable portfolios	$367,099	$278,692	$734,950	$574,406
In the United States, capital deployments increased during the three and six months ended June 30, 2025, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing remained at favorable levels.
In Europe, capital deployment increased during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily driven by favorable foreign currency translation effect resulting from the weakening of the U.S. dollar against the British Pound during the comparable periods. Capital deployment remained relatively consistent during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Pricing continues to remain competitive in Europe.
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
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MCM (United States):
Call center and digital collections	$320,152	$247,074	$618,374	$482,165
Legal collections	166,811	144,249	318,486	273,152
Collection agencies	3,389	5,306	7,517	10,790
Subtotal	490,352	396,629	944,377	766,107
Cabot (Europe):
Call center and digital collections	66,495	60,298	128,765	116,945
Legal collections	59,033	52,496	112,806	101,190
Collection agencies	38,439	36,430	72,372	71,786
Subtotal	163,967	149,224	313,943	289,921
Other geographies:	666	875	1,472	1,587
Total collections from purchased receivables	$654,985	$546,728	$1,259,792	$1,057,615

Gross collections from purchased receivables increased by $108.3 million, or 19.8%, to $655.0 million during the three months ended June 30, 2025, as compared to $546.7 million during the three months ended June 30, 2024. Gross collections from purchased receivables increased by $202.2 million, or 19.1%, to $1,259.8 million during the six months ended June 30, 2025, as compared to $1,057.6 million during the six months ended June 30, 2024. The increases in collections in the United States were primarily a result of consistent increases in capital deployments in the United States in recent periods. The increases in collections from purchased receivables in Europe were primarily driven by a combination of increases in capital deployments and acquisitions of portfolios with higher returns in recent periods. Additionally, collections in Europe were favorably impacted by foreign currency translation by approximately $8.8 million and $6.7 million during the three and six months ended June 30, 2025, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 5.5% and 2.4% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025		2024
Revenues
Portfolio revenue	$361,174	81.7%	$321,930	90.6%
Changes in recoveries	55,599	12.6%	5,754	1.7%
Total debt purchasing revenue	416,773	94.3%	327,684	92.3%
Servicing revenue	22,300	5.0%	21,107	5.9%
Other revenues	3,049	0.7%	6,494	1.8%
Total revenues	442,122	100.0%	355,285	100.0%
Operating expenses
Salaries and employee benefits	117,738	26.6%	106,608	30.0%
Cost of legal collections	79,649	18.0%	64,249	18.1%
General and administrative expenses	41,327	9.3%	36,779	10.4%
Other operating expenses	36,990	8.4%	30,845	8.6%
Collection agency commissions	8,374	1.9%	7,504	2.1%
Depreciation and amortization	7,311	1.7%	7,461	2.1%
Total operating expenses	291,389	65.9%	253,446	71.3%
Income from operations	150,733	34.1%	101,839	28.7%
Other expense
Interest expense	(73,943)	(16.7)%	(61,376)	(17.3)%
Other income	1,226	0.3%	2,047	0.6%
Total other expense	(72,717)	(16.4)%	(59,329)	(16.7)%
Income before income taxes	78,016	17.7%	42,510	12.0%
Provision for income taxes	(19,295)	(4.4)%	(10,329)	(2.9)%
Net income	$58,721	13.3%	$32,181	9.1%

	Six Months Ended June 30,
	2025		2024
Revenues
Portfolio revenue	$706,392	84.6%	$637,782	93.3%
Changes in recoveries	77,063	9.2%	(6,655)	(1.0)%
Total debt purchasing revenue	783,455	93.8%	631,127	92.3%
Servicing revenue	44,847	5.4%	41,486	6.1%
Other revenues	6,595	0.8%	11,058	1.6%
Total revenues	834,897	100.0%	683,671	100.0%
Operating expenses
Salaries and employee benefits	223,670	26.8%	210,792	30.8%
Cost of legal collections	147,662	17.7%	122,970	18.0%
General and administrative expenses	82,345	10.0%	73,020	10.7%
Other operating expenses	71,242	8.5%	61,212	9.0%
Collection agency commissions	15,247	1.8%	14,938	2.2%
Depreciation and amortization	14,655	1.8%	15,309	2.2%
Total operating expenses	554,821	66.6%	498,241	72.9%
Income from operations	280,076	33.4%	185,430	27.1%
Other expense
Interest expense	(144,473)	(17.3)%	(117,141)	(17.1)%
Other income	2,873	0.3%	4,713	0.7%
Total other expense	(141,600)	(17.0)%	(112,428)	(16.4)%
Income before income taxes	138,476	16.4%	73,002	10.7%
Provision for income taxes	(32,959)	(3.9)%	(17,582)	(2.6)%
Net income	$105,517	12.5%	$55,420	8.1%

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

The following tables summarize revenues for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue recognized from portfolio basis	$354,747	$315,668	$39,079	12.4%
ZBA revenue	6,427	6,262	165	2.6%
Portfolio revenue	361,174	321,930	39,244	12.2%

Recoveries above forecast	52,263	27,443	24,820
Changes in expected future recoveries	3,336	(21,689)	25,025
Changes in recoveries	55,599	5,754	49,845	866.3%
Debt purchasing revenue	416,773	327,684	89,089	27.2%

Servicing revenue	22,300	21,107	1,193	5.7%
Other revenues	3,049	6,494	(3,445)	(53.0)%
Total revenues	$442,122	$355,285	$86,837	24.4%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue recognized from portfolio basis	$694,503	$625,416	$69,087	11.0%
ZBA revenue	11,889	12,366	(477)	(3.9)%
Portfolio revenue	706,392	637,782	68,610	10.8%

Recoveries above forecast	79,215	28,296	50,919
Changes in expected future recoveries	(2,152)	(34,951)	32,799
Changes in recoveries	77,063	(6,655)	83,718	(1258.0)%
Debt purchasing revenue	783,455	631,127	152,328	24.1%

Servicing revenue	44,847	41,486	3,361	8.1%
Other revenues	6,595	11,058	(4,463)	(40.4)%
Total revenues	$834,897	$683,671	$151,226	22.1%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation by approximately $6.9 million and $5.0 million during the three and six months ended June 30, 2025, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 5.5% and 2.4% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.
The increases in revenue recognized from portfolio basis during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to a higher portfolio basis (i.e. a higher receivable portfolios balance) in the U.S. driven by a consistent higher volume of purchases in recent periods.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively, and are expected to vary from period to period. Collections during the three and six months ended June 30, 2025, over-performed the forecasted collections by approximately $52.3 million and $79.2 million, respectively, primarily driven by collections over-performance in the U.S. resulting from enhanced collections strategies. Collections during the three and six months ended June 30, 2024, over-performed the forecasted collections by approximately $27.4 million and $28.3 million, respectively.

When reassessing the forecasts of expected lifetime recoveries during the three months ended June 30, 2025, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The updated forecast resulted in changes in timing and amount of total estimated remaining collections which in turn, when discounted to present value, resulted in a net positive change in expected future recoveries of approximately $3.3 million during the three months ended June 30, 2025. This net positive change, combined with the net negative change recorded in the first quarter, resulted in a net negative change in expected future recoveries of $2.2 million during the six months ended June 30, 2025. During the three and six months ended June 30, 2024, we recorded approximately $21.7 million and $35.0 million in net negative change in expected future recoveries, respectively.
The following tables summarize collections from purchased receivables, portfolio revenue, end of period receivable portfolios balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2025			As of June 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,426	$6,426	$—	$—	—%
<2016	17,466	11,718	3,497	28,463	13.0%
2016	5,504	2,670	848	20,304	4.2%
2017	7,790	4,411	926	25,018	5.6%
2018	11,308	6,086	497	47,437	4.0%
2019	21,160	10,739	1,156	87,985	3.8%
2020	23,437	12,225	561	103,255	3.7%
2021	22,961	12,247	(42)	96,971	3.9%
2022	48,616	20,824	4,575	210,943	3.1%
2023	110,961	51,408	3,406	491,813	3.3%
2024	161,522	88,596	25,953	856,320	3.3%
2025	53,201	40,434	3,429	627,098	3.2%
Subtotal	490,352	267,784	44,806	2,595,607	3.4%
Europe:
ZBA	1	1	—	—	—%
<2016	34,005	23,212	2,666	263,489	3.0%
2016	6,625	4,810	(259)	59,373	2.7%
2017	9,552	5,325	671	96,164	1.9%
2018	8,940	5,177	412	111,527	1.6%
2019	10,467	5,761	169	101,940	1.9%
2020	6,620	3,578	225	53,021	2.2%
2021	11,365	6,731	705	121,998	1.9%
2022	13,761	6,678	652	144,793	1.5%
2023	20,602	8,197	5,048	188,506	1.5%
2024	33,525	18,778	(689)	327,476	1.9%
2025	8,504	5,142	803	104,967	2.2%
Subtotal	163,967	93,390	10,403	1,573,254	2.0%
Other geographies:(1)
All vintages	666	—	390	15,919	—%
Subtotal	666	—	390	15,919	—%
Total	$654,985	$361,174	$55,599	$4,184,780	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended June 30, 2024			As of June 30, 2024
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,261	$6,261	$—	$—	—%
<2016	21,196	16,045	1,964	37,880	13.4%
2016	7,595	3,775	667	28,150	4.2%
2017	10,629	6,284	546	35,164	5.5%
2018	16,935	8,872	1,141	69,006	4.0%
2019	29,680	16,107	(596)	131,559	3.8%
2020	33,931	18,148	(630)	152,393	3.7%
2021	35,565	17,929	4,172	144,167	3.9%
2022	67,121	32,055	(4,470)	320,275	3.1%
2023	124,551	71,689	5,867	699,893	3.3%
2024	43,165	33,214	711	462,940	3.6%
Subtotal	396,629	230,379	9,372	2,081,427	3.7%
Europe:
ZBA	1	1	—	—	—%
<2016	35,606	28,069	(3,630)	310,402	2.9%
2016(1)	7,785	5,679	319	71,414	2.8%
2017	10,727	6,363	(275)	109,673	1.9%
2018	11,086	6,806	(2,815)	140,202	1.6%
2019	12,066	6,986	(2)	121,170	1.9%
2020	8,078	5,200	203	76,681	2.2%
2021	13,381	8,862	(604)	153,377	1.9%
2022	16,673	8,657	(586)	178,896	1.6%
2023	23,327	10,121	2,151	222,685	1.5%
2024	10,494	4,807	952	94,950	2.2%
Subtotal	149,224	91,551	(4,287)	1,479,450	2.0%
Other geographies:(2)
All vintages	875	—	669	22,445	—%
Subtotal	875	—	669	22,445	—%
Total	$546,728	$321,930	$5,754	$3,583,322	3.0%

_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2025			As of June 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$11,887	$11,887	$—	$—	—%
<2016	34,803	24,863	3,990	28,463	13.0%
2016	11,112	5,687	672	20,304	4.2%
2017	16,003	9,333	1,144	25,018	5.6%
2018	23,436	12,835	329	47,437	4.0%
2019	43,396	22,725	439	87,985	3.8%
2020	48,815	25,792	263	103,255	3.7%
2021	48,183	25,894	(409)	96,971	3.9%
2022	101,566	44,223	6,053	210,943	3.1%
2023	227,183	109,141	(41)	491,813	3.3%
2024	315,016	182,598	37,323	856,320	3.3%
2025	62,977	50,506	6,929	627,098	3.2%
Subtotal	944,377	525,484	56,692	2,595,607	3.4%
Europe:
ZBA	2	2	—	—	—%
<2016	66,483	45,546	7,100	263,489	3.0%
2016	13,102	9,440	(95)	59,373	2.7%
2017	18,270	10,488	1,219	96,164	1.9%
2018	17,504	10,204	248	111,527	1.6%
2019	19,844	11,387	(131)	101,940	1.9%
2020	12,911	7,139	21	53,021	2.2%
2021	21,833	13,243	763	121,998	1.9%
2022	27,697	13,253	1,542	144,793	1.5%
2023	41,392	16,362	7,172	188,506	1.5%
2024	63,920	37,166	391	327,476	1.9%
2025	10,985	6,678	1,273	104,967	2.2%
Subtotal	313,943	180,908	19,503	1,573,254	2.0%
Other geographies:(1)
All vintages	1,472	—	868	15,919	—%
Subtotal	1,472	—	868	15,919	—%
Total	$1,259,792	$706,392	$77,063	$4,184,780	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2024			As of June 30, 2024
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,364	$12,364	$—	$—	—%
<2016	41,957	33,578	1,866	37,880	13.4%
2016	14,667	7,816	1,499	28,150	4.2%
2017	21,143	13,199	320	35,164	5.5%
2018	34,722	18,684	1,277	69,006	4.0%
2019	60,921	33,948	(2,262)	131,559	3.8%
2020	70,656	38,325	(2,409)	152,393	3.7%
2021	73,744	37,964	4,307	144,167	3.9%
2022	138,437	67,738	(7,198)	320,275	3.1%
2023	245,264	148,228	6,903	699,893	3.3%
2024	52,232	42,133	606	462,940	3.6%
Subtotal	766,107	453,977	4,909	2,081,427	3.7%
Europe:
ZBA	2	2	—	—	—%
<2016	69,827	57,164	(7,904)	310,402	2.9%
2016(1)	15,837	11,594	(40)	71,414	2.8%
2017	20,810	13,043	(1,506)	109,673	1.9%
2018	22,491	14,017	(6,498)	140,202	1.6%
2019	24,247	14,324	(631)	121,170	1.9%
2020	16,330	10,642	(100)	76,681	2.2%
2021	27,279	18,039	(645)	153,377	1.9%
2022	33,586	17,769	(703)	178,896	1.6%
2023	45,751	20,846	3,419	222,685	1.5%
2024	13,761	6,365	1,693	94,950	2.2%
Subtotal	289,921	183,805	(12,915)	1,479,450	2.0%
Other geographies:(2)
All vintages	1,587	—	1,351	22,445	—%
Subtotal	1,587	—	1,351	22,445	—%
Total	$1,057,615	$637,782	$(6,655)	$3,583,322	3.0%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
The increase in servicing revenues during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to favorable foreign currency translation, which was primarily the result of the weakening of the U.S. dollar against the British Pound. The increase in servicing revenues during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to increased demand from BPO clients.
Other revenues decreased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily driven by a decrease in gains recognized on the sale of real estate assets.

Operating Expenses
The following tables summarize operating expenses during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$117,738	$106,608	$11,130	10.4%
Cost of legal collections	79,649	64,249	15,400	24.0%
General and administrative expenses	41,327	36,779	4,548	12.4%
Other operating expenses	36,990	30,845	6,145	19.9%
Collection agency commissions	8,374	7,504	870	11.6%
Depreciation and amortization	7,311	7,461	(150)	(2.0)%
Total operating expenses	$291,389	$253,446	$37,943	15.0%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$223,670	$210,792	$12,878	6.1%
Cost of legal collections	147,662	122,970	24,692	20.1%
General and administrative expenses	82,345	73,020	9,325	12.8%
Other operating expenses	71,242	61,212	10,030	16.4%
Collection agency commissions	15,247	14,938	309	2.1%
Depreciation and amortization	14,655	15,309	(654)	(4.3)%
Total operating expenses	$554,821	$498,241	$56,580	11.4%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $5.0 million and $3.6 million, during the three and six months ended June 30, 2025, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 5.5% and 2.4% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $8.8 million primarily due to an increase in overall headcount; and
•An increase in employee benefits and payroll taxes of approximately $1.7 million.
The increase in salaries and employee benefits during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to the following reasons:
•An increase in salaries and bonus of approximately $10.2 million primarily due to an increase in overall headcount; and
•An increase in employee benefits and payroll taxes of approximately $1.9 million.

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
The following tables summarize our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Court costs	$54,050	$41,881	$12,169	29.1%
Legal collection fees	25,599	22,368	3,231	14.4%
Total cost of legal collections	$79,649	$64,249	$15,400	24.0%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Court costs	$98,864	$79,968	$18,896	23.6%
Legal collection fees	48,798	43,002	5,796	13.5%
Total cost of legal collections	$147,662	$122,970	$24,692	20.1%
The increases of cost of legal collections during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to increased legal placements in this channel in the United States.
General and Administrative Expenses
The increase in general and administrative expense during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to the following reasons:
•An increase in information technology expenses of approximately $1.9 million; and
•An increase in consulting fees of approximately $1.9 million.
The increase in general and administrative expense during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to the following reasons:
•An increase in information technology expenses of approximately $3.8 million; and
•An increase in consulting fees of approximately $3.5 million.
Other Operating Expenses
The increase in other operating expenses during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to the following reasons:
•An increase in postage and printing expenses of approximately $3.5 million; and
•An increase in collections bank charges and trace agencies fees of approximately $1.8 million.
The increase in other operating expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to the following reasons:
•An increase in postage and printing expenses of approximately $5.4 million; and
•An increase in collections bank charges and trace agencies fees of approximately $3.9 million.

Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions remained relatively consistent during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.
Depreciation and Amortization
Depreciation and amortization expenses remained relatively consistent during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.
Interest Expense
The following tables summarize our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Stated interest on debt obligations	$70,276	$57,163	$13,113	22.9%
Amortization of debt issuance costs	3,428	3,780	(352)	(9.3)%
Amortization of debt discount	239	433	(194)	(44.8)%
Total interest expense	$73,943	$61,376	$12,567	20.5%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Stated interest on debt obligations	$137,262	$109,201	$28,061	25.7%
Amortization of debt issuance costs	6,757	7,080	(323)	(4.6)%
Amortization of debt discount	454	860	(406)	(47.2)%
Total interest expense	$144,473	$117,141	$27,332	23.3%
The increase in interest expense during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $10.4 million;
•The effect resulting from rising interest rates of approximately $1.0 million; and
•The effect resulting from an unfavorable impact of foreign currency translation of approximately $1.2 million driven by the weakening of the U.S. dollar against the British Pound.
The increase in interest expense during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $17.1 million;
•The effect resulting from rising interest rates of approximately $9.4 million; and
•The effect resulting from an unfavorable impact of foreign currency translation of approximately $0.8 million driven by the weakening of the U.S. dollar against the British Pound.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $1.2 million and $2.9 million during the three and six months ended June 30, 2025, respectively. Other income, net, was $2.0 million and $4.7 million during the three and six months ended June 30, 2024, respectively. Interest income included in other income, net of other expense, was approximately $1.4 million and $2.9 million during the three and six months ended June 30, 2025, respectively, and $1.8 million and $3.1 million for the three and six months ended June 30, 2024, respectively.

Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$19,295	$10,329	$32,959	$17,582
Effective tax rate	24.7%	24.3%	23.8%	24.1%
For the three and six months ended June 30, 2025, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments. For the three and six months ended June 30, 2024, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net income, as reported	$58,721	$32,181	$105,517	$55,420
Adjustments:
Interest expense	73,943	61,376	144,473	117,141
Interest income	(1,362)	(1,760)	(2,908)	(3,128)
Provision for income taxes	19,295	10,329	32,959	17,582
Depreciation and amortization	7,311	7,461	14,655	15,309
Stock-based compensation expense	5,283	4,637	8,707	7,994
Net gain on derivative instruments(1)	—	(78)	—	(273)
Acquisition, integration and restructuring related expenses(2)	1,042	1,883	1,290	4,202
Adjusted EBITDA	$164,233	$116,029	$304,693	$214,247
Collections applied to principal balance(3)	$244,677	$228,923	$488,977	$443,474
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
(3)Collections applied to principal balance is calculated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collections applied to receivable portfolios, net	$293,811	$224,798	$553,400	$419,833
Changes in recoveries	(55,599)	(5,754)	(77,063)	6,655
Other proceeds applied to basis	6,465	9,879	12,640	16,986
Collections applied to principal balance	$244,677	$228,923	$488,977	$443,474

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2025
		<2016	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total(2)	CCMM(3)
United States:
<2016	$4,261,075	$8,440,701	$970,845	$706,004	$498,378	$375,393	$281,095	$229,701	$166,469	$131,698	$102,710	$46,690	$11,949,684	2.8
2016	552,969	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	27,972	11,112	1,117,912	2.0
2017	527,441	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	40,123	16,003	1,219,833	2.3
2018	629,170	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	64,231	23,436	1,385,740	2.2
2019	675,051	—	—	—	—	174,693	416,315	400,250	256,444	164,106	112,391	43,396	1,567,595	2.3
2020	537,648	—	—	—	—	—	213,450	430,514	311,573	194,522	127,555	48,815	1,326,429	2.5
2021	403,614	—	—	—	—	—	—	120,354	240,605	188,895	131,870	48,183	729,907	1.8
2022	549,097	—	—	—	—	—	—	—	98,277	268,516	254,329	101,566	722,688	1.3
2023	806,410	—	—	—	—	—	—	—	—	184,182	471,838	227,183	883,203	1.1
2024	992,300	—	—	—	—	—	—	—	—	—	238,635	315,016	553,651	0.6
2025	632,645	—	—	—	—	—	—	—	—	—	—	62,977	62,977	0.1
Subtotal	10,567,420	8,440,701	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	1,571,654	944,377	21,519,619	2.0
Europe:
<2016	1,662,149	995,241	449,359	388,622	349,761	290,842	232,719	235,893	176,754	148,533	138,569	66,485	3,472,778	2.1
2016	249,584	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	30,143	13,102	509,896	2.0
2017	461,571	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	41,211	18,270	683,493	1.5
2018	427,030	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	42,379	17,504	498,373	1.2
2019	272,905	—	—	—	—	44,118	80,502	88,448	63,607	54,544	47,174	19,844	398,237	1.5
2020	104,940	—	—	—	—	—	22,721	59,803	45,757	37,363	31,454	12,911	210,009	2.0
2021	242,825	—	—	—	—	—	—	43,082	66,529	58,515	52,278	21,833	242,237	1.0
2022	231,869	—	—	—	—	—	—	—	36,957	70,385	64,555	27,697	199,594	0.9
2023	259,255	—	—	—	—	—	—	—	—	40,975	89,799	41,392	172,166	0.7
2024	353,182	—	—	—	—	—	—	—	—	—	50,469	63,920	114,389	0.3
2025	101,320	—	—	—	—	—	—	—	—	—	—	10,985	10,985	0.1
Subtotal	4,366,630	995,241	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	588,031	313,943	6,512,157	1.5
Other geographies(4):
All vintages	340,283	82,958	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	1,472	550,501	1.6
Subtotal	340,283	82,958	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	1,472	550,501	1.6
Total	$15,274,333	$9,518,900	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$2,162,478	$1,259,792	$28,582,277	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2025, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through June 30, 2025 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2016	$4,261,075	$11,949,684	$168,954	$12,118,638	2.8
2016	552,969	1,117,912	44,533	1,162,445	2.1
2017	527,441	1,219,833	67,966	1,287,799	2.4
2018	629,170	1,385,740	108,840	1,494,580	2.4
2019	675,051	1,567,595	194,103	1,761,698	2.6
2020	537,648	1,326,429	226,128	1,552,557	2.9
2021	403,614	729,907	221,440	951,347	2.4
2022	549,097	722,688	421,429	1,144,117	2.1
2023	806,410	883,203	1,006,647	1,889,850	2.3
2024	992,300	553,651	1,811,709	2,365,360	2.4
2025	632,645	62,977	1,384,581	1,447,558	2.3
Subtotal	10,567,420	21,519,619	5,656,330	27,175,949	2.6
Europe:
<2016	1,662,149	3,472,778	879,935	4,352,713	2.6
2016	249,584	509,896	169,043	678,939	2.7
2017	461,571	683,493	210,078	893,571	1.9
2018	427,030	498,373	229,746	728,119	1.7
2019	272,905	398,237	220,369	618,606	2.3
2020	104,940	210,009	120,294	330,303	3.1
2021	242,825	242,237	262,539	504,776	2.1
2022	231,869	199,594	266,673	466,267	2.0
2023	259,255	172,166	337,275	509,441	2.0
2024	353,182	114,389	702,487	816,876	2.3
2025	101,320	10,985	236,016	247,001	2.4
Subtotal	4,366,630	6,512,157	3,634,455	10,146,612	2.3
Other geographies(4):
All vintages	340,283	550,501	24,786	575,287	1.7
Subtotal	340,283	550,501	24,786	575,287	1.7
Total	$15,274,333	$28,582,277	$9,315,571	$37,897,848	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2025, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2025(3)	2026	2027	2028	2029	2030	2031	2032	2033	>2033	Total(2)
United States:
<2016	$33,874	$48,757	$30,870	$21,002	$13,964	$9,059	$5,621	$3,350	$1,676	$781	$168,954
2016	9,193	12,088	7,097	4,990	3,515	2,481	1,754	1,244	885	1,286	44,533
2017	12,531	17,966	11,461	7,886	5,560	3,930	2,786	1,980	1,413	2,453	67,966
2018	18,877	28,403	19,501	12,869	8,860	6,255	4,429	3,146	2,242	4,258	108,840
2019	34,395	50,839	34,584	23,530	15,622	10,805	7,611	5,375	3,804	7,538	194,103
2020	39,050	58,730	40,788	27,821	18,927	12,644	8,799	6,206	4,388	8,775	226,128
2021	37,167	57,862	39,528	26,912	18,603	12,845	8,783	6,114	4,306	9,320	221,440
2022	72,946	109,169	75,135	49,788	34,372	24,460	17,364	12,089	8,374	17,732	421,429
2023	177,988	259,315	172,612	121,829	84,676	59,692	41,700	29,199	20,028	39,608	1,006,647
2024	262,628	511,437	322,406	214,981	151,775	106,720	75,768	53,087	37,067	75,840	1,811,709
2025	157,653	341,934	286,287	180,802	124,464	89,583	63,186	44,671	31,113	64,888	1,384,581
Subtotal	856,302	1,496,500	1,040,269	692,410	480,338	338,474	237,801	166,461	115,296	232,479	5,656,330
Europe:
<2016	61,938	111,742	98,983	86,438	76,322	66,671	58,586	52,834	47,430	218,991	879,935
2016	13,432	24,247	21,744	18,796	15,870	13,309	11,422	9,594	8,162	32,467	169,043
2017	18,108	31,205	27,823	23,065	19,659	16,419	13,730	11,606	9,934	38,529	210,078
2018	17,964	32,279	28,828	23,779	20,846	18,079	15,804	13,910	12,056	46,201	229,746
2019	20,340	34,288	28,986	24,747	20,157	16,746	13,963	11,899	10,096	39,147	220,369
2020	12,811	20,559	16,393	13,037	10,539	8,629	7,143	6,012	5,086	20,085	120,294
2021	22,375	40,094	35,001	29,504	25,088	21,259	17,939	15,146	12,717	43,416	262,539
2022	26,711	46,534	38,188	30,749	25,027	20,342	16,798	13,879	11,182	37,263	266,673
2023	33,635	58,370	48,512	40,626	32,740	26,126	21,214	17,318	14,174	44,560	337,275
2024	61,908	113,318	93,414	77,535	63,649	52,021	43,017	36,346	31,505	129,774	702,487
2025	19,208	40,815	36,213	28,744	22,912	18,019	14,227	11,422	9,663	34,793	236,016
Subtotal	308,430	553,451	474,085	397,020	332,809	277,620	233,843	199,966	172,005	685,226	3,634,455
Other geographies(4):
All vintages	3,375	5,140	3,836	2,900	2,289	1,845	1,450	1,144	892	1,915	24,786
Subtotal	3,375	5,140	3,836	2,900	2,289	1,845	1,450	1,144	892	1,915	24,786
Portfolio ERC	1,168,107	2,055,091	1,518,190	1,092,330	815,436	617,939	473,094	367,571	288,193	919,620	9,315,571
REO ERC(5)	17,230	21,884	6,362	1,353	—	—	—	—	—	—	46,829
Total ERC	$1,185,337	$2,076,975	$1,524,552	$1,093,683	$815,436	$617,939	$473,094	$367,571	$288,193	$919,620	$9,362,400
________________________
(1)As of June 30, 2025, ERC for Zero Basis Portfolios include approximately $31.5 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $24.8 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of June 30, 2025, ERC for 84-month was:

84-Month ERC
United States	$5,232,803
Europe	2,681,275
Other geographies	21,424
Portfolio ERC	7,935,502
REO ERC	46,829
Total ERC	$7,982,331
(3)Amount for 2025 consists of six months data from July 1, 2025 to December 31, 2025.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

(5)Real estate-owned assets (“REO”) ERC includes approximately $46.3 million and $0.5 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Receivable Portfolios
As of June 30, 2025, we had $4.2 billion in receivable portfolios. The estimated future collections applied to the receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2025(1)	$343,390	$123,571	$2,743	$469,704
2026	696,367	226,024	4,179	926,570
2027	497,511	197,583	3,129	698,223
2028	318,687	164,335	2,374	485,396
2029	218,833	136,612	1,865	357,310
2030	155,048	111,656	1,492	268,196
2031	109,983	92,441	137	202,561
2032	77,890	79,208	—	157,098
2033	54,436	69,142	—	123,578
2034	38,221	61,599	—	99,820
2035	27,654	58,164	—	85,818
2036	20,835	55,584	—	76,419
2037	15,874	54,205	—	70,079
2038	12,132	56,721	—	68,853
2039	7,238	59,001	—	66,239
2040	1,508	27,408	—	28,916
Total	$2,595,607	$1,573,254	$15,919	$4,184,780
________________________
(1)Amount for 2025 consists of six months data from July 1, 2025 to December 31, 2025.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Net cash provided by operating activities	$54,807	$86,697
Net cash used in investing activities	(169,652)	(131,886)
Net cash provided by financing activities	87,230	139,492
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $54.8 million and $86.7 million during the six months ended June 30, 2025 and 2024, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Adjusting for the changes in recoveries resulted in a decrease in operating cash flows by $77.1 million during the six months ended June 30, 2025 and an increase in operating cash flows by $6.7 million during the six months ended June 30, 2024. Refer to “Note 5: Receivable Portfolios, Net” in the notes to our condensed consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $169.7 million and $131.9 million during the six months ended June 30, 2025 and 2024, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $725.4 million and $567.0 million during the six months ended June 30, 2025 and 2024, respectively. Collection proceeds applied to receivable portfolios were $553.4 million and $419.8 million during the six months ended June 30, 2025 and 2024, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $87.2 million and $139.5 million during the six months ended June 30, 2025 and 2024, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $549.6 million and $393.5 million during the six months ended June 30, 2025 and 2024, respectively. Repayments of amounts outstanding under our credit facilities were $418.5 million and $1,234.2 million during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2024, we issued two $500.0 million senior secured notes that mature in 2029 and 2030, respectively. We used a portion of the proceeds from the senior secured notes issuance to repay drawings under our Global Senior Facility.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $397.2 million as of June 30, 2025.

Our Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and six months ended June 30, 2025, we repurchased 418,499 and 707,924 shares of our common stock for approximately $15.0 million and $25.0 million, respectively, under the shares repurchase program. We did not make any repurchases under the share repurchase program during the three and six months ended June 30, 2024. Our practice is to retire the shares repurchased. As of June 30, 2025, authorization for $66.9 million of share repurchases remained under the share repurchase program.
Our cash and cash equivalents as of June 30, 2025, consisted of $63.8 million held by U.S.-based entities and $109.1 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $23.4 million as of June 30, 2025.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of June 30, 2025, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Interest Rates. As of June 30, 2025, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As announced in on May 5, 2021, the Company’s Board of Directors has approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from its Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and its Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. During the three months ended June 30, 2025, the Company repurchased 418,499 shares of our common stock for approximately $15.0 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended June 30, 2025, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2025 to April 30, 2025	160,311	$31.70	160,311	$76,841,002
May 1, 2025 to May 31, 2025	132,713	$38.29	132,713	$71,759,347
June 1, 2025 to June 30, 2025	125,475	$38.57	125,475	$66,919,622
Total	418,499	$35.85	418,499	$66,919,622
________________________
(1)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 5 - Other Information
On May 16, 2025, John Yung, President International and Cabot Credit Management, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 6,000 shares of Encore Capital Group, Inc. common stock between August 15, 2025, and June 9, 2026, subject to certain conditions.

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

10.1
Amendment Letter, dated May 22, 2025, to the Amended and Restated Senior Facilities Agreement, dated October 17, 2024, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2025)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: August 6, 2025