Form 10-Q
period 2025-09-30
ENCORE CAPITAL GROUP INC
filed 2025-11-05
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2025
Common Stock, $0.01 par value	22,303,676 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$172,488	$199,865
Receivable portfolios, net	4,270,016	3,776,369
Property and equipment, net	82,041	80,597
Other assets	197,772	225,090
Goodwill	535,626	507,808
Total assets	$5,257,943	$4,789,729
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$259,884	$233,545
Borrowings	3,933,858	3,672,762
Other liabilities	111,287	116,091
Total liabilities	4,305,029	4,022,398
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 22,854 and 23,691 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	229	237
Additional paid-in capital	—	19,297
Accumulated earnings	1,083,975	909,927
Accumulated other comprehensive loss	(131,290)	(162,130)
Total stockholders’ equity	952,914	767,331
Total liabilities and stockholders’ equity	$5,257,943	$4,789,729
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

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$35,300	$23,875
Receivable portfolios, net	1,009,105	895,704
Other assets	3,972	3,699
Liabilities
Accounts payable and accrued liabilities	3,034	2,946
Borrowings	692,416	599,830
Other liabilities	2,986	887
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Portfolio revenue	$370,126	$328,119	$1,076,518	$965,901
Changes in recoveries	63,636	12,675	140,699	6,020
Total debt purchasing revenue	433,762	340,794	1,217,217	971,921
Servicing revenue	22,175	22,772	67,022	64,258
Other revenues	4,416	3,505	11,011	14,563
Total revenues	460,353	367,071	1,295,250	1,050,742
Operating expenses
Salaries and employee benefits	117,118	107,502	340,788	318,294
Cost of legal collections	80,010	67,339	227,672	190,309
General and administrative expenses	39,220	38,808	121,565	111,828
Other operating expenses	37,056	31,804	108,298	93,016
Collection agency commissions	6,601	7,370	21,848	22,308
Depreciation and amortization	7,170	8,158	21,825	23,467
Total operating expenses	287,175	260,981	841,996	759,222
Income from operations	173,178	106,090	453,254	291,520
Other expense
Interest expense	(74,242)	(66,906)	(218,715)	(184,047)
Other income	929	1,578	3,802	6,291
Total other expense	(73,313)	(65,328)	(214,913)	(177,756)
Income before income taxes	99,865	40,762	238,341	113,764
Provision for income taxes	(25,205)	(10,119)	(58,164)	(27,701)
Net income	$74,660	$30,643	$180,177	$86,063

Earnings per share:
Basic	$3.22	$1.28	$7.66	$3.61
Diluted	$3.17	$1.26	$7.57	$3.54

Weighted average shares outstanding:
Basic	23,222	23,912	23,534	23,859
Diluted	23,520	24,407	23,789	24,324

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$74,660	$30,643	$180,177	$86,063
Other comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	3,733	(23,315)	(1,107)	(18,571)
Income tax effect	(935)	6,014	176	2,241
Unrealized gain (loss) on derivative instruments, net of tax	2,798	(17,301)	(931)	(16,330)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(14,355)	42,237	31,837	34,945
Income tax effect	(252)	640	(66)	923
Unrealized (loss) gain on foreign currency translation, net of tax	(14,607)	42,877	31,771	35,868
Other comprehensive (loss) income, net of tax:	(11,809)	25,576	30,840	19,538
Comprehensive income	$62,851	$56,219	$211,017	$105,601
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of June 30, 2025	23,095	$231	$—	$1,015,221	$(119,481)	$895,971
Net income	—	—	—	74,660	—	74,660
Other comprehensive loss, net of tax	—	—	—	—	(11,809)	(11,809)
Issuance of share-based awards, net of shares withheld for employee taxes	2	—	(135)	—	—	(135)
Repurchase and retirement of common stock	(243)	(2)	(4,206)	(5,906)	—	(10,114)
Stock-based compensation	—	—	4,341	—	—	4,341
Balance as of September 30, 2025	22,854	$229	$—	$1,083,975	$(131,290)	$952,914

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of June 30, 2024	23,691	$237	$13,257	$1,104,591	$(129,958)	$988,127
Net income	—	—	—	30,643	—	30,643
Other comprehensive income, net of tax	—	—	—	—	25,576	25,576
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	22	—	—	22
Stock-based compensation	—	—	3,737	—	—	3,737
Balance as of September 30, 2024	23,691	$237	$17,016	$1,135,234	$(104,382)	$1,048,105

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2024	23,691	$237	$19,297	$909,927	$(162,130)	$767,331
Net income	—	—	—	180,177	—	180,177
Other comprehensive income, net of tax	—	—	—	—	30,840	30,840
Issuance of share-based awards, net of shares withheld for employee taxes	114	1	(3,154)	—	—	(3,153)
Repurchase and retirement of common stock	(951)	(9)	(29,191)	(6,129)	—	(35,329)
Stock-based compensation	—	—	13,048	—	—	13,048
Balance as of September 30, 2025	22,854	$229	$—	$1,083,975	$(131,290)	$952,914

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2023	23,545	$235	$11,052	$1,049,171	$(123,920)	$936,538
Net income	—	—	—	86,063	—	86,063
Other comprehensive income, net of tax	—	—	—	—	19,538	19,538
Issuance of share-based awards, net of shares withheld for employee taxes	146	2	(5,767)	—	—	(5,765)
Stock-based compensation	—	—	11,731	—	—	11,731
Balance as of September 30, 2024	23,691	$237	$17,016	$1,135,234	$(104,382)	$1,048,105

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$180,177	$86,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,825	23,467
Other non-cash interest expense, net	11,151	12,379
Stock-based compensation expense	13,048	11,731
Changes in recoveries	(140,699)	(6,020)
Other, net	7,231	9,195
Changes in operating assets and liabilities
Other assets	17,316	(35,277)
Accounts payable, accrued liabilities and other liabilities	26,339	31,086
Net cash provided by operating activities	136,388	132,624
Investing activities:
Purchases of receivable portfolios, net of put-backs	(1,066,223)	(844,868)
Collections applied to receivable portfolios	846,292	641,982
Purchases of property and equipment	(19,338)	(20,451)
Other, net	23,720	47,632
Net cash used in investing activities	(215,549)	(175,705)
Financing activities:
Payment of loan and debt refinancing costs	(3,892)	(18,164)
Proceeds from credit facilities	812,751	458,844
Repayment of credit facilities	(699,452)	(1,292,578)
Proceeds from senior secured notes	—	1,000,000
Repayment of senior secured notes	—	(29,310)
Repurchase and retirement of common stock	(35,329)	—
Other, net	(23,522)	11,695
Net cash provided by financing activities	50,556	130,487
Net (decrease) increase in cash and cash equivalents	(28,605)	87,406
Effect of exchange rate changes on cash and cash equivalents	1,228	1,583
Cash and cash equivalents, beginning of period	199,865	158,364
Cash and cash equivalents, end of period	$172,488	$247,353

Supplemental disclosures of cash flow information:
Cash paid for interest	$172,756	$138,951
Cash paid for income taxes, net of refunds	40,174	61,255
Supplemental schedule of non-cash investing activities:
Receivable portfolios transferred to real estate owned	$2,960	$4,617

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
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the potential impact, but it does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
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
As announced in May 2021, the Company’s Board of Directors approved a $300.0 million share repurchase program. During the three and nine months ended September 30, 2025, the Company repurchased 243,174 and 951,098 shares of common stock for approximately $10.0 million and $35.0 million, respectively, under the share repurchase program. The Company did not make any repurchases under the share repurchase program during the three and nine months ended September 30, 2024. The Company’s practice is to retire the shares repurchased.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$74,660	$30,643	$180,177	$86,063
Shares:
Total weighted-average basic shares outstanding	23,222	23,912	23,534	23,859
Dilutive effect of stock-based awards	220	89	154	103
Dilutive effect of convertible senior notes	78	406	101	362
Total weighted-average dilutive shares outstanding	23,520	24,407	23,789	24,324

Basic earnings per share	$3.22	$1.28	$7.66	$3.61
Diluted earnings per share	$3.17	$1.26	$7.57	$3.54

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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$188	$—	$188
Liabilities
Interest rate swap agreements	—	(19,040)	—	(19,040)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$252	$—	$252
Liabilities
Interest rate swap agreements	—	(18,360)	—	(18,360)
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
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. Goodwill and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair values are determined using various valuation techniques under Level 3 fair value hierarchy. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was approximately $23.5 million and $38.1 million as of September 30, 2025 and December 31, 2024, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025		December 31, 2024
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$172,488	$172,488	$199,865	$199,865
Receivable portfolios, net	Level 3	4,270,016	4,547,021	3,776,369	4,052,645
Other assets(2)	Level 2	114,096	114,096	128,674	128,674
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	259,884	259,884	233,545	233,545
Global senior secured revolving credit facility	Level 2	927,250	927,250	865,365	865,365
Senior secured notes(1)	Level 2	1,938,354	1,988,005	1,843,386	1,893,367
Convertible senior notes due October 2025	Level 2	100,000	105,915	100,000	129,100
Convertible senior notes due March 2029	Level 2	230,000	227,578	230,000	232,611
Cabot securitisation senior facility	Level 2	342,899	342,899	319,137	319,137
U.S. facility	Level 2	352,500	352,500	283,500	283,500
Other borrowings	Level 2	70,270	70,270	64,904	64,904
Other liabilities(2)	Level 2	92,247	92,247	97,731	97,731
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

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$188	Other assets	$252
Interest rate swap agreements	Other liabilities	(19,040)	Other liabilities	(18,360)
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
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s condensed consolidated statements of financial condition:

September 30, 2025
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$342.9 million	SONIA
2025 Cap	September 2026	January 2028	Cash flow hedge	$342.9 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$117.4 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$487.1 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S.Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - U.S.Facility	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - Global Senior Facility	April 2025	April 2027	Cash flow hedge	$150.0 million	1-month SOFR CME Term

December 31, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$319.1 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$103.5 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$429.6 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S.Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term

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

The following tables summarize the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	(Loss) Gain Reclassified from OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024		2025	2024
Interest rate swap agreements	$2,251	$(15,272)	Interest expense	$(1,368)	$1,078
Interest rate cap contracts	(302)	(2,460)	Interest expense	(416)	(382)
Cross-currency swap agreements	—	29,718	Interest expense	—	(997)
			Other income	—	35,602

Derivatives Designated as Hedging Instruments	(Loss) Gain Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Income (Loss)	(Loss) Gain Reclassified from OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
Interest rate swap agreements	$(3,558)	$2,001	Interest expense	$(2,878)	$2,273
Interest rate cap contracts	(1,621)	(14,288)	Interest expense	(1,194)	(1,758)
Cross-currency swap agreements	—	12,419	Interest expense	—	(4,534)
			Other income	—	22,722
Derivatives Not Designated as Hedging Instruments
From time to time, the Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations. These derivative contracts generally mature within one to six months and are not designated as hedge instruments for accounting purposes. The gains or losses on these unhedged derivative contracts are recognized in other income or expense based on the changes in fair value. The Company did not have any derivatives that were not designated as hedging instruments as of September 30, 2025 and December 31, 2024.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of income during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Interest rate cap contract	Other (expense) income	$—	$(7)	$—	$267
Foreign currency exchange contract	Other expense	—	(8,098)	—	(7,225)
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
Receivable portfolios, net consists of the following as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,270,016	3,776,369
Balance, end of period	$4,270,016	$3,776,369
The following table summarizes the changes in the balance of receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$4,184,780	$3,583,322	$3,776,369	$3,468,432
Negative allowance for expected recoveries - portfolio purchases (1)	346,069	282,485	1,081,019	856,891
Collections applied to receivable portfolios, net (2)	(292,892)	(222,149)	(846,292)	(641,982)
Changes in recoveries (3)	63,636	12,675	140,699	6,020
Put-backs and recalls	(5,237)	(4,577)	(14,796)	(12,023)
Disposals and transfers to real estate owned	(949)	(7,055)	(2,960)	(10,153)
Foreign currency translation adjustments	(25,391)	74,559	135,977	52,075
Balance, end of period	$4,270,016	$3,719,260	$4,270,016	$3,719,260
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Purchase price	$346,069	$282,485	$1,081,019	$856,891
Allowance for credit losses	859,199	667,584	2,939,336	1,961,740
Amortized cost	1,205,268	950,069	4,020,355	2,818,631
Noncredit discount	1,562,698	1,220,316	5,164,621	3,688,070
Face value	2,767,966	2,170,385	9,184,976	6,506,701
Write-off of amortized cost	(1,205,268)	(950,069)	(4,020,355)	(2,818,631)
Write-off of noncredit discount	(1,562,698)	(1,220,316)	(5,164,621)	(3,688,070)
Negative allowance	346,069	282,485	1,081,019	856,891
Negative allowance for expected recoveries - portfolio purchases	$346,069	$282,485	$1,081,019	$856,891
(2)Collections applied to receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Collections	$663,018	$550,268	$1,922,810	$1,607,883
Less - amounts classified to portfolio revenue	(370,126)	(328,119)	(1,076,518)	(965,901)
Collections applied to receivable portfolios, net	$292,892	$222,149	$846,292	$641,982
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recoveries above forecast	$61,459	$22,962	$140,674	$51,258
Changes in expected future recoveries	2,177	(10,287)	25	(45,238)
Changes in recoveries	$63,636	$12,675	$140,699	$6,020
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and nine months ended September 30, 2025, over-performed the forecasted collections by approximately $61.5 million and $140.7 million, respectively, primarily driven by collections over-performance in the U.S. resulting from enhanced collections strategies. Collections during the three and nine months ended September 30, 2024, over-performed the forecasted collections by approximately $23.0 million and $51.3 million, respectively.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2025, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The significant recoveries above forecast in recent periods were carefully evaluated. Management concluded that the recoveries above forecast were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Therefore, the updated forecast did not result in a material change in expected future recoveries. The Company recorded a net positive change in expected future recoveries of approximately $2.2 million during the three months ended September 30, 2025. This $2.2 million net positive change recorded during the three months ended September 30, 2025 was offset by approximately $2.2 million net negative change recorded in the first half of fiscal year 2025 and as a result, the net change in expected future recoveries recorded during the nine months ended September 30, 2025 was negligible. During the three and nine months ended September 30, 2024, the Company recorded approximately $10.3 million and $45.2 million in net negative change in expected future recoveries, respectively.

Note 6: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$60,035	$58,089
Prepaid expenses	34,229	35,564
Real estate owned	23,453	38,075
Other financial receivables	22,629	18,952
Service fee receivables	13,557	10,914
Income tax deposits	8,281	10,438
Deferred tax assets	6,038	8,418
Other	29,550	44,640
Total	$197,772	$225,090
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2025. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2025	December 31, 2024
Global senior secured revolving credit facility	$927,250	$865,365
Senior secured notes	1,940,638	1,846,047
Convertible senior notes	330,000	330,000
Cabot securitisation senior facility	342,899	319,137
U.S. facility	352,500	283,500
Other	70,270	64,904
Finance lease liabilities	797	1,065
	3,964,354	3,710,018
Less: debt discount and issuance costs, net of amortization	(30,496)	(37,256)
Total	$3,933,858	$3,672,762
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of September 30, 2025, the Global Senior Facility provided for a total committed facility of $1,485.0 million that matures in September 2029, except for a $69.5 million tranche that terminates in September 2028, and included the following key provisions:
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
As of September 30, 2025, the outstanding borrowings under the Global Senior Facility were $927.3 million. The weighted average interest rate of the Global Senior Facility was 6.44% and 6.13% for the three months ended September 30, 2025 and 2024, respectively, and 6.49% and 7.87% for the nine months ended September 30, 2025 and 2024, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $491.1 million as of September 30, 2025.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	September 30, 2025	December 31, 2024	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2028 Notes	$336,176	$312,880	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	604,462	533,167	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	500,000	500,000	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	500,000	USD	May 15, 2030	May 15, Nov 15	8.500%
	$1,940,638	$1,846,047
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
The 2028 Floating Rate Notes had a weighted average interest rate of 6.32% and 7.97% for the three months ended September 30, 2025 and 2024, respectively, and 6.68% and 8.11% for the nine months ended September 30, 2025 and 2024, respectively.
On October 1, 2025, the Company issued $500.0 million in aggregate principal amount of 6.625% Senior Secured Notes due April 2031 at an issue price of 100.000% (the “2031 Notes”). Interest on the 2031 Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on April 15, 2026. The Company used the proceeds from this offering to pay down drawings under its Global Senior Facility and to pay certain transaction fees and expenses incurred in connection with the offering of the 2031 Notes.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	September 30, 2025	December 31, 2024	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$100,000	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$330,000	$330,000

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
Certain key terms related to the convertible features as of September 30, 2025 are listed below ($ in thousands, except conversion price):

	2025 Convertible Notes	2029 Convertible Notes
Initial conversion price	$40.00	$65.89
Closing stock price at date of issuance	$32.00	$51.68
Closing stock price date	Sep 4, 2019	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	25.0000	15.1763
Adjusted conversion rate (shares per $1,000 principal amount)(1)	25.1310	15.1763
Adjusted conversion price(1)	$39.79	$65.89
Adjusted effective conversion price(2)	$39.79	$82.69
Excess of if-converted value compared to principal(3)	$4,897	$—
Conversion date	Jul 1, 2025	Dec 15, 2028
_______________________
(1)Pursuant to the indenture for the Company’s 2025 Convertible Notes, the conversion rate for the 2025 Convertible Notes was adjusted upon the completion of the Company’s tender offer in December 2021.
(2)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(3)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on September 30, 2025 using a hypothetical share price based on the closing stock price on September 30, 2025. On October 1, 2025, the Company settled the conversion of the 2025 Convertible Notes entirely in cash for $106.2 million.
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
The Company’s convertible notes are carried as a single liability, which reflects the principal amount of the convertible notes. Interest expense related to the Convertible Notes was $3.1 million for both the three months ended September 30, 2025 and the three months ended September 30, 2024, and $9.4 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024.
On October 1, 2025, the Company settled its $100.0 million 2025 Convertible Notes upon conversion in cash for $106.2 million, of which $6.2 million (the excess above the principal amount) represented the conversion spread and was recognized in the Company’s stockholder’s equity subsequent to the quarter ended September 30, 2025. No gain or loss was recognized as a result of the conversion of the 2025 Convertible Notes. The settlement was funded by borrowings from the Company’s Global Senior Facility.
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

As of September 30, 2025, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $342.9 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of September 30, 2025). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was approximately £284.9 million (approximately $383.1 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of September 30, 2025) as of September 30, 2025. The weighted average interest rate of the Cabot Securitisation Senior Facility was 7.29% and 8.22% for the three months ended September 30, 2025 and 2024, respectively, and 7.54% and 8.34% for the nine months ended September 30, 2025 and 2024, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 8: Variable Interest Entities” for further details.
U.S. Facility
An indirect subsidiary of Encore (“U.S. Financing Subsidiary”) has a facility for a committed amount of $450.0 million (as amended, the “U.S. Facility”) that matures in October 2028. Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.50%.
As of September 30, 2025, the outstanding borrowings under the U.S. Facility were $352.5 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of September 30, 2025, this included receivables acquired from MCM, the book value of which was approximately $621.2 million. The weighted average interest rate of the U.S. Facility was 7.81% and 8.80% for the three months ended September 30, 2025 and 2024, respectively, and 7.82% and 8.82% for the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended September 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(20,097)	$(99,384)	$(119,481)
Other comprehensive income (loss) before reclassification	1,949	(14,355)	(12,406)
Reclassification	1,784	—	1,784
Tax effect	(935)	(252)	(1,187)
Balance at end of period	$(17,299)	$(113,991)	$(131,290)

	Three Months Ended September 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(2,122)	$(127,836)	$(129,958)
Other comprehensive income before reclassification	11,986	42,237	54,223
Reclassification	(35,301)	—	(35,301)
Tax effect	6,014	640	6,654
Balance at end of period	$(19,423)	$(84,959)	$(104,382)

	Nine Months Ended September 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(16,368)	$(145,762)	$(162,130)
Other comprehensive (loss) income before reclassification	(5,179)	31,837	26,658
Reclassification	4,072	—	4,072
Tax effect	176	(66)	110
Balance at end of period	$(17,299)	$(113,991)	$(131,290)

	Nine Months Ended September 30, 2024
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(3,093)	$(120,827)	$(123,920)
Other comprehensive income before reclassification	132	34,945	35,077
Reclassification	(18,703)	—	(18,703)
Tax effect	2,241	923	3,164
Balance at end of period	$(19,423)	$(84,959)	$(104,382)
Note 10: Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 25.2% and 24.4%, respectively. For the three and nine months ended September 30, 2024, the Company’s effective tax rate was 24.8% and 24.3%, respectively. For the three and nine months ended September 30, 2025, the differences between the effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments. For the three and nine months ended September 30, 2024, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through August 13, 2026. The exemption under this tax holiday will decrease to 50% through August 13, 2030, and then 0% thereafter. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2025 and 2024, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three and nine months ended September 30, 2025. The estimated impact of top-up tax for the periods was immaterial.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The legislation features permanent extension, with modifications, of key 2017 Tax Cuts and Jobs Act provisions that were set to change at the end of 2025. The effects of the OBBBA were included in the Company’s consolidated financial statements for the three and nine months ended September 30, 2025. The OBBBA is not expected to materially impact the Company’s 2025 annual effective tax rate.
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
As of September 30, 2025, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 or any new material legal proceedings during the three and nine months ended September 30, 2025.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2025, the Company has no material reserves for legal matters.
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
As of September 30, 2025, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of approximately $498.3 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

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
The following tables present the results of operations of the Company’s reportable segment for the periods presented (in thousands):

	Three Months Ended September 30, 2025
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$460,353	$—	$460,353
Total operating expenses(1)	(270,035)	(17,140)	(287,175)
Operating income	190,318		173,178
Other segment items(2)		929	929
Interest expense(3)		(74,242)	(74,242)
Provision for income taxes		(25,205)	(25,205)
Net income			$74,660
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended September 30, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $11.3 million for corporate employees and general and administrative expenses of approximately $5.3 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Three Months Ended September 30, 2024
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$367,071	$—	$367,071
Total operating expenses(1)	(246,824)	(14,157)	(260,981)
Operating income	120,247		106,090
Other segment items(2)		1,578	1,578
Interest expense(3)		(66,906)	(66,906)
Provision for income taxes		(10,119)	(10,119)
Net income			$30,643
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended September 30, 2024, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $9.8 million for corporate employees and general and administrative expenses of approximately $4.2 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Nine Months Ended September 30, 2025
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$1,295,250	$—	$1,295,250
Total operating expenses(1)	(793,851)	(48,145)	(841,996)
Operating income	501,399		453,254
Other segment items(2)		3,802	3,802
Interest expense(3)		(218,715)	(218,715)
Provision for income taxes		(58,164)	(58,164)
Net income			$180,177
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the nine months ended September 30, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $31.6 million for corporate employees and general and administrative expenses of approximately $15.1 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Nine Months Ended September 30, 2024
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$1,050,742	$—	$1,050,742
Total operating expenses(1)	(716,150)	(43,072)	(759,222)
Operating income	334,592		291,520
Other segment items(2)		6,291	6,291
Interest expense(3)		(184,047)	(184,047)
Provision for income taxes		(27,701)	(27,701)
Net income			$86,063
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the nine months ended September 30, 2024, such non-allocated operating expenses primarily consisted of salaries and employee benefits of approximately $28.7 million for corporate employees and general and administrative expenses of approximately $13.8 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues:
United States	$335,101	$258,300	$917,277	$717,186
Europe
United Kingdom	89,799	84,000	265,276	233,152
Other European countries(1)	33,726	24,415	107,848	98,707
Total Europe	123,525	108,415	373,124	331,859

Other geographies(1)	1,727	356	4,849	1,697
Total	$460,353	$367,071	$1,295,250	$1,050,742
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
There have been no events or circumstances during the three and nine months ended September 30, 2025 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total Company
Balance as of December 31, 2024	$507,808
Effect of foreign currency translation	11,602
Balance as of March 31, 2025	519,410
Effect of foreign currency translation	23,502
Balance as of June 30, 2025	542,912
Effect of foreign currency translation	(7,286)
Balance as of September 30, 2025	$535,626
As of September 30, 2025 and December 31, 2024, the Company’s accumulated goodwill impairment loss was $338.8 million, attributable to its Cabot reporting unit.

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
Cabot (Europe)
In Europe, our purchased defaulted debt portfolios primarily consist of credit card and consumer loan accounts. We purchase receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model generally allows us to accurately value portfolios and to develop collection strategies that maximize future returns. As a result, we have generally been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and Europe.
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending and charge-off rates remaining near recent peak levels, U.S. portfolio supply continues to be robust. Issuers have continued to sell predominantly fresh portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the third quarter remained at favorable levels as a result of elevated market supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe steadying lending and delinquency rates at elevated levels will result in stable and strong market supply.
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
France and Spain continue to be two of the largest non-performing loan markets in Europe with significant portfolio sales. Financial institutions continue to look to dispose of non-performing loans in these markets.
While sales activity across all of our European markets remains stable, underlying default rates are generally low by historic levels, and consumer lending volumes have stagnated. Sales levels are expected to fluctuate from quarter to quarter. In general, portfolio pricing remains competitive across our European footprint, constraining the amount of capital we elect to deploy in Europe.

Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MCM (United States)	$261,140	$230,182	$894,770	$703,517
Cabot (Europe)	84,929	52,303	186,249	153,374
Total purchases of receivable portfolios	$346,069	$282,485	$1,081,019	$856,891
In the United States, capital deployments increased during the three and nine months ended September 30, 2025, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing remained at favorable levels.
In Europe, capital deployments increased during the three and nine months ended September 30, 2025, as compared to the corresponding periods in the prior year. Pricing continues to remain competitive in our European footprint; constraining the amount of capital we choose to deploy. Capital deployment in Europe increased during the three and nine months ended September 30, 2025. Capital deployment can fluctuate based on the timing of the forward flow contracts and spot purchases. The increases in capital deployment were also partially driven by favorable foreign currency translation effect resulting from the weakening of the U.S. dollar against the British Pound during the comparable periods.
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
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MCM (United States):
Call center and digital collections	$327,639	$251,763	$946,013	$733,928
Legal collections	170,545	145,622	489,031	418,774
Collection agencies	3,584	4,317	11,101	15,107
Subtotal	501,768	401,702	1,446,145	1,167,809
Cabot (Europe):
Call center and digital collections	67,646	61,902	196,411	178,847
Legal collections	55,969	50,002	168,775	151,192
Collection agencies	36,714	35,894	109,086	107,680
Subtotal	160,329	147,798	474,272	437,719
Other geographies:	921	768	2,393	2,355
Total collections from purchased receivables	$663,018	$550,268	$1,922,810	$1,607,883

Gross collections from purchased receivables increased by $112.8 million, or 20.5%, to $663.0 million during the three months ended September 30, 2025, as compared to $550.3 million during the three months ended September 30, 2024. Gross collections from purchased receivables increased by $314.9 million, or 19.6%, to $1,922.8 million during the nine months ended September 30, 2025, as compared to $1,607.9 million during the nine months ended September 30, 2024. The increases in collections in the United States were primarily a result of consistent increases in capital deployments in the United States in recent periods. The increases in collections from purchased receivables in Europe were primarily driven by a combination of increases in capital deployments and acquisitions of portfolios with higher returns in recent periods. Additionally, collections in Europe were favorably impacted by foreign currency translation by approximately $6.8 million and $13.5 million during the three and nine months ended September 30, 2025, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 3.5% and 2.8% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
Revenues
Portfolio revenue	$370,126	80.4%	$328,119	89.4%
Changes in recoveries	63,636	13.8%	12,675	3.4%
Total debt purchasing revenue	433,762	94.2%	340,794	92.8%
Servicing revenue	22,175	4.8%	22,772	6.2%
Other revenues	4,416	1.0%	3,505	1.0%
Total revenues	460,353	100.0%	367,071	100.0%
Operating expenses
Salaries and employee benefits	117,118	25.4%	107,502	29.3%
Cost of legal collections	80,010	17.4%	67,339	18.3%
General and administrative expenses	39,220	8.5%	38,808	10.6%
Other operating expenses	37,056	8.1%	31,804	8.7%
Collection agency commissions	6,601	1.4%	7,370	2.0%
Depreciation and amortization	7,170	1.6%	8,158	2.2%
Total operating expenses	287,175	62.4%	260,981	71.1%
Income from operations	173,178	37.6%	106,090	28.9%
Other expense
Interest expense	(74,242)	(16.1)%	(66,906)	(18.2)%
Other income	929	0.2%	1,578	0.4%
Total other expense	(73,313)	(15.9)%	(65,328)	(17.8)%
Income before income taxes	99,865	21.7%	40,762	11.1%
Provision for income taxes	(25,205)	(5.5)%	(10,119)	(2.8)%
Net income	$74,660	16.2%	$30,643	8.3%

	Nine Months Ended September 30,
	2025		2024
Revenues
Portfolio revenue	$1,076,518	83.1%	$965,901	91.9%
Changes in recoveries	140,699	10.9%	6,020	0.6%
Total debt purchasing revenue	1,217,217	94.0%	971,921	92.5%
Servicing revenue	67,022	5.1%	64,258	6.1%
Other revenues	11,011	0.9%	14,563	1.4%
Total revenues	1,295,250	100.0%	1,050,742	100.0%
Operating expenses
Salaries and employee benefits	340,788	26.3%	318,294	30.3%
Cost of legal collections	227,672	17.6%	190,309	18.1%
General and administrative expenses	121,565	9.4%	111,828	10.7%
Other operating expenses	108,298	8.4%	93,016	8.9%
Collection agency commissions	21,848	1.7%	22,308	2.1%
Depreciation and amortization	21,825	1.7%	23,467	2.2%
Total operating expenses	841,996	65.1%	759,222	72.3%
Income from operations	453,254	34.9%	291,520	27.7%
Other expense
Interest expense	(218,715)	(16.9)%	(184,047)	(17.5)%
Other income	3,802	0.3%	6,291	0.6%
Total other expense	(214,913)	(16.6)%	(177,756)	(16.9)%
Income before income taxes	238,341	18.3%	113,764	10.8%
Provision for income taxes	(58,164)	(4.5)%	(27,701)	(2.6)%
Net income	$180,177	13.8%	$86,063	8.2%

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

The following tables summarize revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue recognized from portfolio basis	$364,239	$322,491	$41,748	12.9%
ZBA revenue	5,887	5,628	259	4.6%
Portfolio revenue	370,126	328,119	42,007	12.8%

Recoveries above forecast	61,459	22,962	38,497
Changes in expected future recoveries	2,177	(10,287)	12,464
Changes in recoveries	63,636	12,675	50,961	402.1%
Debt purchasing revenue	433,762	340,794	92,968	27.3%

Servicing revenue	22,175	22,772	(597)	(2.6)%
Other revenues	4,416	3,505	911	26.0%
Total revenues	$460,353	$367,071	$93,282	25.4%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue recognized from portfolio basis	$1,058,742	$947,907	$110,835	11.7%
ZBA revenue	17,776	17,994	(218)	(1.2)%
Portfolio revenue	1,076,518	965,901	110,617	11.5%

Recoveries above forecast	140,674	51,258	89,416
Changes in expected future recoveries	25	(45,238)	45,263
Changes in recoveries	140,699	6,020	134,679	2237.2%
Debt purchasing revenue	1,217,217	971,921	245,296	25.2%

Servicing revenue	67,022	64,258	2,764	4.3%
Other revenues	11,011	14,563	(3,552)	(24.4)%
Total revenues	$1,295,250	$1,050,742	$244,508	23.3%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenues were favorably impacted by foreign currency translation by approximately $5.2 million and $10.2 million during the three and nine months ended September 30, 2025, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 3.5% and 2.8% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.
The increases in revenue recognized from portfolio basis during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to a higher portfolio basis (i.e. a higher receivable portfolios balance) in the U.S. driven by a consistent higher volume of purchases in recent periods.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively, and are expected to vary from period to period. Collections during the three and nine months ended September 30, 2025, over-performed the forecasted collections by approximately $61.5 million and $140.7 million, respectively, primarily as a result of collections over-performance in the U.S. The collections over-performance in the U.S. was driven by the deployment of new technologies, enhanced digital capabilities and continued operational innovation, which enabled us to reach more consumers, leading to more payments as well as a larger payer book. These initiatives had a greater impact on the early stages of a portfolio’s lifecycle, leading to over-performance for our recent vintages. We expect that our collections forecasts will gradually adjust to reflect the positive impact of these initiatives. Collections during the three and nine months ended September 30, 2024, over-performed the forecasted collections by approximately $23.0 million and $51.3 million, respectively.
When reassessing the forecasts of expected lifetime recoveries during the three months ended September 30, 2025, management considered, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment. The significant recoveries above forecast in recent periods were carefully evaluated. Management concluded that the recoveries above forecast were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Therefore, the updated forecast did not result in a material change in expected future recoveries. We recorded a net positive change in expected future recoveries of approximately $2.2 million during the three months ended September 30, 2025. This $2.2 million net positive change recorded during the three months ended September 30, 2025 was offset by approximately $2.2 million net negative change recorded in the first half of fiscal year 2025 and as a result, the net change in expected future recoveries recorded during the nine months ended September 30, 2025 was negligible. During the three and nine months ended September 30, 2024, we recorded approximately $10.3 million and $45.2 million in net negative change in expected future recoveries, respectively.
The following tables summarize collections from purchased receivables, portfolio revenue, end of period receivable portfolios balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2025			As of September 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$5,884	$5,884	$—	$—	—%
<2016	16,515	10,761	4,620	27,312	14.4%
2016	4,958	2,435	1,059	18,839	4.2%
2017	6,891	4,020	889	23,032	5.6%
2018	10,170	5,540	584	43,309	4.0%
2019	18,269	9,724	243	79,549	3.8%
2020	20,110	11,097	(1,449)	92,627	3.7%
2021	20,272	11,051	672	87,875	3.9%
2022	41,818	18,797	3,255	190,954	3.1%
2023	101,492	46,309	6,313	442,470	3.3%
2024	157,406	83,892	30,916	812,677	3.3%
2025	97,983	66,827	11,662	867,113	3.2%
Subtotal	501,768	276,337	58,764	2,685,757	3.4%
Europe:
ZBA	3	3	—	—	—%
<2016	33,199	22,729	3,340	251,118	3.0%
2016	7,176	4,744	799	56,986	2.7%
2017	8,982	5,217	463	91,306	1.9%
2018	8,729	5,104	(80)	106,143	1.6%
2019	9,397	5,597	(2,498)	94,001	1.9%
2020	6,053	3,431	(1,083)	48,302	2.2%
2021	10,431	6,626	(316)	116,427	1.9%
2022	12,746	6,493	(1,722)	134,641	1.5%
2023	18,862	8,008	3,482	177,980	1.5%
2024	32,370	18,115	1,079	309,505	1.9%
2025	12,381	7,722	1,080	182,995	2.1%
Subtotal	160,329	93,789	4,544	1,569,404	2.0%
Other geographies:(1)
All vintages	921	—	328	14,855	—%
Subtotal	921	—	328	14,855	—%
Total	$663,018	$370,126	$63,636	$4,270,016	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended September 30, 2024			As of September 30, 2024
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$5,628	$5,628	$—	$—	—%
<2016	19,741	14,736	2,636	35,510	13.0%
2016	6,976	3,384	2,669	27,226	4.2%
2017	9,748	5,662	2,234	33,308	5.5%
2018	15,488	8,060	1,627	63,173	4.0%
2019	27,024	14,526	(1,113)	117,894	3.8%
2020	30,170	16,384	(1,069)	137,464	3.7%
2021	30,867	16,397	963	130,575	3.9%
2022	61,009	28,531	2,177	289,780	3.1%
2023	117,460	66,842	7,805	656,348	3.3%
2024	77,591	54,500	5,721	674,257	3.4%
Subtotal	401,702	234,650	23,650	2,165,535	3.6%
Europe:
ZBA	—	—	—	—	—%
<2016	35,076	27,891	(1,233)	319,035	2.9%
2016(1)	7,157	5,552	(5,960)	64,238	2.7%
2017	9,937	6,284	185	111,792	1.9%
2018	9,916	6,653	(4,698)	139,021	1.6%
2019	11,765	6,901	(555)	121,893	1.9%
2020	7,927	4,982	(2,669)	72,052	2.2%
2021	12,796	8,804	(710)	155,417	1.9%
2022	16,046	8,471	1,912	181,895	1.6%
2023	22,478	9,849	(216)	220,592	1.5%
2024	14,700	8,082	2,473	148,590	2.2%
Subtotal	147,798	93,469	(11,471)	1,534,525	2.1%
Other geographies:(2)
All vintages	768	—	496	19,200	—%
Subtotal	768	—	496	19,200	—%
Total	$550,268	$328,119	$12,675	$3,719,260	3.0%

_______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2025			As of September 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$17,771	$17,771	$—	$—	—%
<2016	51,318	35,624	8,610	27,312	14.4%
2016	16,070	8,122	1,731	18,839	4.2%
2017	22,894	13,353	2,033	23,032	5.6%
2018	33,606	18,375	913	43,309	4.0%
2019	61,665	32,449	682	79,549	3.8%
2020	68,925	36,889	(1,186)	92,627	3.7%
2021	68,455	36,945	263	87,875	3.9%
2022	143,384	63,020	9,308	190,954	3.1%
2023	328,675	155,450	6,272	442,470	3.3%
2024	472,422	266,490	68,239	812,677	3.3%
2025	160,960	117,333	18,591	867,113	3.2%
Subtotal	1,446,145	801,821	115,456	2,685,757	3.4%
Europe:
ZBA	5	5	—	—	—%
<2016	99,682	68,275	10,440	251,118	3.0%
2016	20,278	14,184	704	56,986	2.7%
2017	27,252	15,705	1,682	91,306	1.9%
2018	26,233	15,308	168	106,143	1.6%
2019	29,241	16,984	(2,629)	94,001	1.9%
2020	18,964	10,570	(1,062)	48,302	2.2%
2021	32,264	19,869	447	116,427	1.9%
2022	40,443	19,746	(180)	134,641	1.5%
2023	60,254	24,370	10,654	177,980	1.5%
2024	96,290	55,281	1,470	309,505	1.9%
2025	23,366	14,400	2,353	182,995	2.1%
Subtotal	474,272	274,697	24,047	1,569,404	2.0%
Other geographies:(1)
All vintages	2,393	—	1,196	14,855	—%
Subtotal	2,393	—	1,196	14,855	—%
Total	$1,922,810	$1,076,518	$140,699	$4,270,016	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2024			As of September 30, 2024
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$17,992	$17,992	$—	$—	—%
<2016	61,698	48,314	4,502	35,510	13.0%
2016	21,643	11,200	4,168	27,226	4.2%
2017	30,891	18,861	2,554	33,308	5.5%
2018	50,210	26,744	2,904	63,173	4.0%
2019	87,945	48,474	(3,375)	117,894	3.8%
2020	100,826	54,709	(3,478)	137,464	3.7%
2021	104,611	54,361	5,270	130,575	3.9%
2022	199,446	96,269	(5,021)	289,780	3.1%
2023	362,724	215,070	14,708	656,348	3.3%
2024	129,823	96,633	6,327	674,257	3.4%
Subtotal	1,167,809	688,627	28,559	2,165,535	3.6%
Europe:
ZBA	2	2	—	—	—%
<2016	104,903	85,055	(9,137)	319,035	2.9%
2016(1)	22,994	17,146	(6,000)	64,238	2.7%
2017	30,747	19,327	(1,321)	111,792	1.9%
2018	32,407	20,670	(11,196)	139,021	1.6%
2019	36,012	21,225	(1,186)	121,893	1.9%
2020	24,257	15,624	(2,769)	72,052	2.2%
2021	40,075	26,843	(1,355)	155,417	1.9%
2022	49,632	26,240	1,209	181,895	1.6%
2023	68,229	30,695	3,203	220,592	1.5%
2024	28,461	14,447	4,166	148,590	2.2%
Subtotal	437,719	277,274	(24,386)	1,534,525	2.1%
Other geographies:(2)
All vintages	2,355	—	1,847	19,200	—%
Subtotal	2,355	—	1,847	19,200	—%
Total	$1,607,883	$965,901	$6,020	$3,719,260	3.0%
______________________
(1)Portfolio balance includes non-accrual pool groups. The EIR presented is only for pool groups that accrete portfolio revenue.
(2)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenue and other revenues remained relatively consistent during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Servicing revenue increased during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily driven by increased demand from BPO clients. Other revenues decreased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily driven by a decrease in gains recognized on the sale of real estate assets.

Operating Expenses
The following tables summarize operating expenses during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$117,118	$107,502	$9,616	8.9%
Cost of legal collections	80,010	67,339	12,671	18.8%
General and administrative expenses	39,220	38,808	412	1.1%
Other operating expenses	37,056	31,804	5,252	16.5%
Collection agency commissions	6,601	7,370	(769)	(10.4)%
Depreciation and amortization	7,170	8,158	(988)	(12.1)%
Total operating expenses	$287,175	$260,981	$26,194	10.0%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$340,788	$318,294	$22,494	7.1%
Cost of legal collections	227,672	190,309	37,363	19.6%
General and administrative expenses	121,565	111,828	9,737	8.7%
Other operating expenses	108,298	93,016	15,282	16.4%
Collection agency commissions	21,848	22,308	(460)	(2.1)%
Depreciation and amortization	21,825	23,467	(1,642)	(7.0)%
Total operating expenses	$841,996	$759,222	$82,774	10.9%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $3.5 million and $7.1 million, during the three and nine months ended September 30, 2025, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 3.5% and 2.8% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increases in salaries and employee benefits during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively, were primarily due to increase in overall headcount.
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

The following tables summarize our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Court costs	$54,157	$44,282	$9,875	22.3%
Legal collection fees	25,853	23,057	2,796	12.1%
Total cost of legal collections	$80,010	$67,339	$12,671	18.8%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Court costs	$153,021	$124,250	$28,771	23.2%
Legal collection fees	74,651	66,059	8,592	13.0%
Total cost of legal collections	$227,672	$190,309	$37,363	19.6%
The increases of cost of legal collections during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to increased legal placements in this channel in the United States.
General and Administrative Expenses
General and administrative expense remained relatively consistent during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
The increase in general and administrative expense during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to the following reasons:
•An increase in information technology expenses of approximately $3.6 million;
•An increase in consulting fees of approximately $2.9 million; and
•An increase in rent and facilities expenses of approximately $1.2 million.
Other Operating Expenses
The increase in other operating expenses during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to the following reason:
•An increase in postage and printing expenses of approximately $4.2 million.
The increase in other operating expenses during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to the following reasons:
•An increase in postage and printing expenses of approximately $9.6 million; and
•An increase in collections bank charges and trace agencies fees of approximately $3.4 million.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions remained relatively consistent during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024.
Depreciation and Amortization
Depreciation and amortization expenses decreased by approximately $1.0 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. The decreases were primarily due to smaller depreciable and amortizable asset balances during the three and nine months ended September 30, 2025, as compared to corresponding periods in the prior year.

Interest Expense
The following tables summarize our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Stated interest on debt obligations	$70,302	$62,467	$7,835	12.5%
Amortization of debt issuance costs	3,693	3,991	(298)	(7.5)%
Amortization of debt discount	247	448	(201)	(44.9)%
Total interest expense	$74,242	$66,906	$7,336	11.0%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Stated interest on debt obligations	$207,564	$171,668	$35,896	20.9%
Amortization of debt issuance costs	10,450	11,071	(621)	(5.6)%
Amortization of debt discount	701	1,308	(607)	(46.4)%
Total interest expense	$218,715	$184,047	$34,668	18.8%
The increase in interest expense during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $8.0 million; and
•The effect resulting from an unfavorable impact of foreign currency translation of approximately $1.1 million driven by the weakening of the U.S. dollar against the British Pound.
•The increase was partially offset by the effect resulting from a decrease in interest rates of approximately $1.8 million.
The increase in interest expense during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $25.1 million;
•The effect resulting from rising interest rates of approximately $7.7 million; and
•The effect resulting from an unfavorable impact of foreign currency translation of approximately $1.9 million driven by the weakening of the U.S. dollar against the British Pound.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $0.9 million and $3.8 million during the three and nine months ended September 30, 2025, respectively. Other income, net, was $1.6 million and $6.3 million during the three and nine months ended September 30, 2024, respectively. Interest income included in other income, net of other expense, was approximately $1.0 million and $3.9 million during the three and nine months ended September 30, 2025, respectively, and $1.9 million and $5.0 million for the three and nine months ended September 30, 2024, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$25,205	$10,119	$58,164	$27,701
Effective tax rate	25.2%	24.8%	24.4%	24.3%
For the three and nine months ended September 30, 2025, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments. For the three and nine months ended September 30, 2024, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income, as reported	$74,660	$30,643	$180,177	$86,063
Adjustments:
Interest expense	74,242	66,906	218,715	184,047
Interest income	(1,027)	(1,909)	(3,935)	(5,037)
Provision for income taxes	25,205	10,119	58,164	27,701
Depreciation and amortization	7,170	8,158	21,825	23,467
Stock-based compensation expense	4,341	3,737	13,048	11,731
Net loss (gain) on derivative instruments(1)	—	7	—	(267)
Acquisition, integration and restructuring related expenses(2)	165	162	1,455	4,364
Adjusted EBITDA	$184,756	$117,823	$489,449	$332,069
Collections applied to principal balance(3)	$236,293	$223,292	$725,270	$666,766
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
(3)Collections applied to principal balance is calculated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collections applied to receivable portfolios, net	$292,892	$222,149	$846,292	$641,982
Changes in recoveries	(63,636)	(12,675)	(140,699)	(6,020)
Other proceeds applied to basis	7,037	13,818	19,677	30,804
Collections applied to principal balance	$236,293	$223,292	$725,270	$666,766

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2025
		<2016	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total(2)	CCMM(3)
United States:
<2016	$4,261,057	$8,440,701	$970,845	$706,004	$498,378	$375,393	$281,095	$229,701	$166,469	$131,698	$102,710	$69,089	$11,972,083	2.8
2016	552,968	—	110,875	283,035	234,690	159,279	116,452	87,717	51,650	35,130	27,972	16,070	1,122,870	2.0
2017	527,437	—	—	111,902	315,853	255,048	193,328	144,243	85,348	57,985	40,123	22,894	1,226,724	2.3
2018	629,087	—	—	—	175,042	351,696	308,302	228,919	144,566	89,548	64,231	33,606	1,395,910	2.2
2019	674,917	—	—	—	—	174,693	416,315	400,250	256,444	164,106	112,391	61,665	1,585,864	2.3
2020	537,482	—	—	—	—	—	213,450	430,514	311,573	194,522	127,555	68,925	1,346,539	2.5
2021	403,067	—	—	—	—	—	—	120,354	240,605	188,895	131,870	68,455	750,179	1.9
2022	548,874	—	—	—	—	—	—	—	98,277	268,516	254,329	143,384	764,506	1.4
2023	805,938	—	—	—	—	—	—	—	—	184,182	471,838	328,675	984,695	1.2
2024	991,254	—	—	—	—	—	—	—	—	—	238,635	472,422	711,057	0.7
2025	892,157	—	—	—	—	—	—	—	—	—	—	160,960	160,960	0.2
Subtotal	10,824,238	8,440,701	1,081,720	1,100,941	1,223,963	1,316,109	1,528,942	1,641,698	1,354,932	1,314,582	1,571,654	1,446,145	22,021,387	2.0
Europe:
<2016	1,662,149	995,241	449,359	388,622	349,761	290,842	232,719	235,893	176,754	148,533	138,569	99,687	3,505,980	2.1
2016	249,584	—	44,641	97,587	83,107	63,198	51,609	51,017	40,214	35,278	30,143	20,278	517,072	2.1
2017	461,571	—	—	68,111	152,926	118,794	87,549	86,107	61,762	48,763	41,211	27,252	692,475	1.5
2018	427,030	—	—	—	49,383	118,266	78,846	80,629	61,691	49,675	42,379	26,233	507,102	1.2
2019	272,905	—	—	—	—	44,118	80,502	88,448	63,607	54,544	47,174	29,241	407,634	1.5
2020	104,940	—	—	—	—	—	22,721	59,803	45,757	37,363	31,454	18,964	216,062	2.1
2021	242,825	—	—	—	—	—	—	43,082	66,529	58,515	52,278	32,264	252,668	1.0
2022	231,869	—	—	—	—	—	—	—	36,957	70,385	64,555	40,443	212,340	0.9
2023	259,255	—	—	—	—	—	—	—	—	40,975	89,799	60,254	191,028	0.7
2024	353,182	—	—	—	—	—	—	—	—	—	50,469	96,290	146,759	0.4
2025	186,249	—	—	—	—	—	—	—	—	—	—	23,366	23,366	0.1
Subtotal	4,451,559	995,241	494,000	554,320	635,177	635,218	553,946	644,979	553,271	544,031	588,031	474,272	6,672,486	1.5
Other geographies(4):
All vintages	340,283	82,958	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	2,393	551,422	1.6
Subtotal	340,283	82,958	109,884	112,383	108,480	75,601	28,960	20,682	3,334	3,954	2,793	2,393	551,422	1.6
Total	$15,616,080	$9,518,900	$1,685,604	$1,767,644	$1,967,620	$2,026,928	$2,111,848	$2,307,359	$1,911,537	$1,862,567	$2,162,478	$1,922,810	$29,245,295	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2025, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through September 30, 2025 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Purchase Price Multiple(3)
United States:
<2016	$4,261,057	$11,972,083	$159,408	$12,131,491	2.8
2016	552,968	1,122,870	41,030	1,163,900	2.1
2017	527,437	1,226,724	62,266	1,288,990	2.4
2018	629,087	1,395,910	99,208	1,495,118	2.4
2019	674,917	1,585,864	175,921	1,761,785	2.6
2020	537,482	1,346,539	204,016	1,550,555	2.9
2021	403,067	750,179	201,036	951,215	2.4
2022	548,874	764,506	382,602	1,147,108	2.1
2023	805,938	984,695	910,585	1,895,280	2.4
2024	991,254	711,057	1,684,194	2,395,251	2.4
2025	892,157	160,960	1,899,264	2,060,224	2.3
Subtotal	10,824,238	22,021,387	5,819,530	27,840,917	2.6
Europe:
<2016	1,662,149	3,505,980	838,713	4,344,693	2.6
2016	249,584	517,072	161,109	678,181	2.7
2017	461,571	692,475	199,036	891,511	1.9
2018	427,030	507,102	218,702	725,804	1.7
2019	272,905	407,634	203,944	611,578	2.2
2020	104,940	216,062	109,983	326,045	3.1
2021	242,825	252,668	249,847	502,515	2.1
2022	231,869	212,340	246,459	458,799	2.0
2023	259,255	191,028	318,292	509,320	2.0
2024	353,182	146,759	661,789	808,548	2.3
2025	186,249	23,366	404,954	428,320	2.3
Subtotal	4,451,559	6,672,486	3,612,828	10,285,314	2.3
Other geographies(4):
All vintages	340,283	551,422	23,566	574,988	1.7
Subtotal	340,283	551,422	23,566	574,988	1.7
Total	$15,616,080	$29,245,295	$9,455,924	$38,701,219	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2025, excluding collections on behalf of others.
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

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2025(3)	2026	2027	2028	2029	2030	2031	2032	2033	>2033	Total(2)
United States:
<2016	$19,796	$53,289	$30,870	$21,002	$13,964	$9,059	$5,621	$3,350	$1,676	$781	$159,408
2016	4,558	13,220	7,097	4,990	3,515	2,481	1,754	1,244	885	1,286	41,030
2017	6,120	18,677	11,461	7,886	5,560	3,930	2,786	1,980	1,413	2,453	62,266
2018	9,113	28,535	19,501	12,869	8,860	6,255	4,429	3,146	2,242	4,258	99,208
2019	16,353	50,699	34,584	23,530	15,622	10,805	7,611	5,375	3,804	7,538	175,921
2020	18,323	57,317	40,788	27,821	18,927	12,644	8,799	6,206	4,388	8,803	204,016
2021	17,707	56,828	39,528	26,912	18,603	12,845	8,783	6,114	4,306	9,410	201,036
2022	34,693	108,459	75,135	49,788	34,372	24,460	17,364	12,089	8,374	17,868	382,602
2023	84,160	257,011	172,612	121,829	84,676	59,692	41,700	29,199	20,028	39,678	910,585
2024	136,416	510,134	322,406	214,981	151,775	106,720	75,768	53,087	37,067	75,840	1,684,194
2025	103,936	480,266	426,507	268,555	184,465	132,591	93,702	66,368	46,259	96,615	1,899,264
Subtotal	451,175	1,634,435	1,180,489	780,163	540,339	381,482	268,317	188,158	130,442	264,530	5,819,530
Europe:
<2016	29,828	110,420	97,499	85,131	75,000	65,310	57,212	51,631	46,622	220,060	838,713
2016	6,749	23,913	21,578	18,664	15,745	13,185	11,297	9,483	8,078	32,417	161,109
2017	8,969	30,906	27,493	22,806	19,405	16,165	13,478	11,387	9,782	38,645	199,036
2018	8,866	31,445	28,535	23,532	20,643	17,866	15,589	13,726	11,943	46,557	218,702
2019	9,685	33,163	27,989	23,851	19,532	16,203	13,476	11,485	9,780	38,780	203,944
2020	5,924	20,098	15,871	12,610	10,146	8,256	6,810	5,729	4,868	19,671	109,983
2021	11,034	39,341	35,141	29,263	24,876	21,059	17,750	14,982	12,602	43,799	249,847
2022	12,844	44,951	38,233	29,979	24,314	19,689	16,207	13,347	10,733	36,162	246,459
2023	16,450	57,935	48,026	40,140	32,330	25,762	20,890	17,102	14,052	45,605	318,292
2024	30,786	110,350	91,947	76,199	62,578	51,178	42,348	35,797	31,041	129,565	661,789
2025	17,960	70,651	62,492	49,591	39,986	32,031	25,778	20,964	17,740	67,761	404,954
Subtotal	159,095	573,173	494,804	411,766	344,555	286,704	240,835	205,633	177,241	719,022	3,612,828
Other geographies(4):
All vintages	1,658	5,260	3,926	2,967	2,342	1,888	1,484	1,170	913	1,958	23,566
Subtotal	1,658	5,260	3,926	2,967	2,342	1,888	1,484	1,170	913	1,958	23,566
Portfolio ERC	611,928	2,212,868	1,679,219	1,194,896	887,236	670,074	510,636	394,961	308,596	985,510	9,455,924
REO ERC(5)	5,965	21,928	5,822	133	—	—	—	—	—	—	33,848
Total ERC	$617,893	$2,234,796	$1,685,041	$1,195,029	$887,236	$670,074	$510,636	$394,961	$308,596	$985,510	$9,489,772
________________________
(1)As of September 30, 2025, ERC for Zero Basis Portfolios include approximately $30.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes approximately $23.6 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of September 30, 2025, ERC for 84-month was:

84-Month ERC
United States	$5,383,686
Europe	2,666,885
Other geographies	20,418
Portfolio ERC	8,070,989
REO ERC	33,848
Total ERC	$8,104,837
(3)Amount for 2025 consists of three months data from October 1, 2025 to December 31, 2025.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

(5)Real estate-owned assets (“REO”) ERC includes approximately $33.3 million and $0.5 million of estimated future cash flows for Europe and Other Geographies, respectively.
Estimated Future Collections Applied to Receivable Portfolios
As of September 30, 2025, we had $4.3 billion in receivable portfolios. The estimated future collections applied to the receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2025(1)	$175,902	$65,076	$1,360	$242,338
2026	740,890	233,163	4,276	978,329
2027	570,024	208,287	3,202	781,513
2028	361,246	171,237	2,429	534,912
2029	247,125	142,050	1,908	391,083
2030	175,494	115,606	1,527	292,627
2031	124,606	95,109	153	219,868
2032	88,461	81,055	—	169,516
2033	61,854	71,011	—	132,865
2034	43,421	62,835	—	106,256
2035	31,146	59,059	—	90,205
2036	23,366	56,071	—	79,437
2037	17,739	54,209	—	71,948
2038	13,557	56,170	—	69,727
2039	8,402	58,053	—	66,455
2040	2,524	40,413	—	42,937
Total	$2,685,757	$1,569,404	$14,855	$4,270,016
________________________
(1)Amount for 2025 consists of three months data from October 1, 2025 to December 31, 2025.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Net cash provided by operating activities	$136,388	$132,624
Net cash used in investing activities	(215,549)	(175,705)
Net cash provided by financing activities	50,556	130,487
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $136.4 million and $132.6 million during the nine months ended September 30, 2025 and 2024, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Adjusting for the changes in recoveries resulted in a decrease in operating cash flows by $140.7 million during the nine months ended September 30, 2025 and a decrease in operating cash flows by $6.0 million during the nine months ended September 30, 2024. Refer to “Note 5: Receivable Portfolios, Net” in the notes to our condensed consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $215.5 million and $175.7 million during the nine months ended September 30, 2025 and 2024, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $1,066.2 million and $844.9 million during the nine months ended September 30, 2025 and 2024, respectively. Collection proceeds applied to receivable portfolios were $846.3 million and $642.0 million during the nine months ended September 30, 2025 and 2024, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $50.6 million and $130.5 million during the nine months ended September 30, 2025 and 2024, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $812.8 million and $458.8 million during the nine months ended September 30, 2025 and 2024, respectively. Repayments of amounts outstanding under our credit facilities were $699.5 million and $1,292.6 million during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2024, we issued two $500.0 million senior secured notes that mature in 2029 and 2030, respectively. We used a portion of the proceeds from the senior secured notes issuance to repay drawings under our Global Senior Facility.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $491.1 million as of September 30, 2025.

On October 1, 2025, we issued $500.0 million in aggregate principal amount of 6.625% Senior Secured Notes due April 2031 at an issue price of 100.000%. Also on October 1, 2025, we settled our $100.0 million 2025 Convertible Notes upon conversion in cash for $106.2 million, of which $6.2 million (the excess above the principal amount) represented the conversion spread.
In May 2021, our Board of Directors approved a $300.0 million share repurchase program. During the three and nine months ended September 30, 2025, we repurchased 243,174 and 951,098 shares of our common stock for approximately $10.0 million and $35.0 million, respectively, under the share repurchase program. We did not make any repurchases under the share repurchase program during the three and nine months ended September 30, 2024. Our practice is to retire the shares repurchased. As of September 30, 2025, authorization for $56.9 million of share repurchases remained under the share repurchase program. In November 2025, our Board of Directors approved an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion.
Our cash and cash equivalents as of September 30, 2025, consisted of $60.1 million held by U.S.-based entities and $112.4 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $24.5 million as of September 30, 2025.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of September 30, 2025, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Interest Rates. As of September 30, 2025, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As announced on May 5, 2021, the Company’s Board of Directors approved a $300.0 million share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from its Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and its Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. During the three months ended September 30, 2025, the Company repurchased 243,174 shares of our common stock for approximately $10.0 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended September 30, 2025, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2025 to July 31, 2025	87,806	$39.20	87,806	$63,477,985
August 1, 2025 to August 31, 2025	69,200	$40.27	69,200	$60,691,067
September 1, 2025 to September 30, 2025	86,168	$43.94	86,168	$56,904,653
Total	243,174	$41.18	243,174	$56,904,653
________________________
(1)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 5 - Other Information
On September 3, 2025, Laura Olle, a member of the Company’s board of directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 1,423 shares of Encore Capital Group, Inc. common stock between December 3, 2025 and February 26, 2026, subject to certain conditions.

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

4.1
Indenture dated October 1, 2025 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2031 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2025)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: November 5, 2025