Form 10-K
period 2025-12-31
ENCORE CAPITAL GROUP INC
filed 2026-02-25
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $876.5 million at June 30, 2025, based on the closing price of the common stock of $38.71 per share on such date, as reported by Nasdaq.
The number of shares of our Common Stock outstanding at February 19, 2026, was 21,410,273.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement in connection with its annual meeting of stockholders to be held in 2026 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year December 31, 2025.

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
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”) we are a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management Limited and its subsidiaries and European affiliates (collectively, “Cabot”) we are one of the largest credit management services providers in Europe and the United Kingdom. These are our primary operations.
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
Company Information
Our headquarters is located in San Diego, California 92108 and our telephone number is (877) 345-3002. Our website address is www.encorecapital.com. The site provides access, free of charge, to relevant investor related information, such as our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our Internet site as soon as reasonably practicable after being filed with, or furnished to, the SEC. Also available on our website are our Standards of Business Conduct and charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver of, a provision of our Standards of Business Conduct on our website. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
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
•Direct Mail. We develop innovative mail campaigns offering consumers payment plans, and occasionally appropriate discounts, to encourage settlement of their accounts.
•Call Centers. For MCM, we maintain domestic collection call centers in Phoenix, Arizona, St. Cloud, Minnesota, Troy, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. For Cabot we have call centers in various locations in Europe. Each call center generally consists of multiple collection departments. Account managers receive extensive training and are divided into specialty teams, each of which is supervised by a group manager. Account managers are trained to assess our consumers’ willingness and ability to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a lump sum settlement or develop payment plans customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. We continuously educate account managers to understand and apply relevant laws and policies relating to the account manager’s daily collection activities. We have robust training and monitoring programs to help ensure our account managers are compliant with applicable laws and policies.
•Digital Collections. We have made significant progress in expanding our digital strategies to match consumer preferences and continue to analyze and optimize our digital strategies. Currently, consumers can access their account information, view supporting documents, review payment plan options, and make payments through our website. We leverage email, text messaging and web chat to interact with our consumers. Account managers in our call centers are also encouraged to make consumers aware of our digital channels including our website. We expect digital collections to increase as we continue to enhance our digital strategies and increase consumer awareness of our digital channels.
•Legal Action. We generally refer accounts for legal action when the consumer has not responded to our attempts to contact them and it appears the consumer is able, but unwilling, to pay their obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, attorneys in that channel will evaluate each account and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate each account placed in that channel and make the decision whether to pursue collection litigation. Prior to engaging an external law firm (and throughout our engagement of any external law firm), we monitor and evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we hire are encouraged to communicate with consumers in an attempt to collect their debts prior to initiating litigation. Generally, we pay these law firms a contingent fee based on amounts they collect on our behalf.

•Third-Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingent fee based on amounts they collect on our behalf. Generally, we use these agencies to service specialized account segments.
We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we acquire. Our proprietary consumer-level collectability analysis is generally the primary determinant of whether an account is actively serviced post-purchase. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. We strive to use our financial resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote based on a consumer’s situation. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments, are excluded from our collection process. It is our practice to attempt to contact consumers and assess each consumer’s willingness to pay. The consumers that engage with us are presented with payment plans that are intended to suit their needs or are sometimes offered discounts on their obligations. For the consumers that do not respond to our calls, emails or our letters we must then decide whether to pursue collections through legal action. We periodically refine our collection approach to determine the most effective collection strategy to pursue for each account. Our policy is to not resell accounts to third parties in the ordinary course of business.
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
In addition to the FDCPA, the federal laws that directly or indirectly apply to our business (including the regulations that implement these laws) include, but are not limited to, the following:

•Dodd-Frank Act, including the Consumer Financial Protection Act (Title X of the Dodd-Frank Act, “CFPA”)	•Servicemembers’ Civil Relief Act
•Electronic Fund Transfer Act and the CFPB’s Regulation E	•Telephone Consumer Protection Act (“TCPA”)
•Equal Credit Opportunity Act and the CFPB’s Regulation B	•Truth In Lending Act and the CFPB’s Regulation Z
•Fair Credit Billing Act	•U.S. Bankruptcy Code
•Fair Credit Reporting Act (“FCRA”) and the CFPB’s Regulation V	•Health Insurance Portability and Accountability Act
•Federal Trade Commission Act (“FTCA”)	•Credit CARD Act
•Gramm-Leach-Bliley Act and the CFPB’s Regulation P	•Foreign Corrupt Practices Act
•Federal Communications Act	•CAN-SPAM Act
•Electronic Communications Privacy Act
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
The CFPB’s authority enables it to conduct hearings, adjudication proceedings, and investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has authority to impose monetary penalties for violations of applicable federal consumer financial laws (including the CFPA, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices, and pursue enforcement actions. The CFPB also has authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Historically, the CFPB has been active in its supervision of, and examination and enforcement activities related to, financial services companies generally, including bringing enforcement actions, imposing fines and mandating refunds to customers of numerous financial institutions for various practices.
The CFPB and the FTC have devoted substantial attention to the debt collection industry, and have brought multiple investigations and enforcement actions against debt collectors for alleged violations of the FDCPA and other applicable laws. Continued regulatory scrutiny by the CFPB and the FTC over debt collection practices may result in additional investigations and enforcement actions against the debt collection industry. Additionally, we are subject to scrutiny from state Attorneys General that likewise may result in investigations and enforcement actions in connection with our debt collection and litigation practices.
In November 2021, the CFPB’s Regulation F, which contained rules implementing the FDCPA, became effective. Regulation F restated and clarified prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers, limits relating to telephonic communications, consumer disclosures and credit reporting.
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
The CFPB also accepts debt collection consumer complaints, makes complaint-related data publicly available and provides template letters for consumers to use when corresponding with debt collectors. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff have made speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action. In addition, the CFPB has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, payment processors and credit reporting agencies, among others. The CFPB’s enforcement activity in these spaces, especially in the absence of clear rules or regulatory expectations, can be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry.
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
In addition to the statutes detailed above, many states have general consumer protection statutes, laws, regulations, or court rules that apply to debt purchasing and collection. In a number of states and cities, we must maintain licenses to perform debt collection activities and must satisfy ongoing compliance and bonding requirements. It is our policy to comply with all applicable licensing, compliance and bonding requirements. Our failure to comply with existing requirements, changing interpretations of existing requirements, or adoption of new requirements, could subject us to a variety of regulatory and private sanctions. These could include license suspension or revocation; orders or injunctive relief, including orders providing for rescission of transactions or other affirmative relief; and monetary relief, including restitution, damages, fines and/or penalties. In addition, failure to comply with state licensing and compliance requirements could restrict our ability to collect in certain states, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.
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
Financial Conduct Authority Regulation. UK debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (“FCA”), the UK Information Commissioner’s Office and the UK Office of Communications. Cabot has three regulated entities in the UK: the debt purchase brand Cabot Credit Management Group Limited (“CCMG”), the servicing brand Wescot and Cabot’s law firm, Mortimer Clarke Solicitors Limited (“Mortimer Clarke”). The FCA regards debt collection as a “high risk” activity primarily due to the potential impact that poor practice can have on already vulnerable consumers and as a result maintains a focus on the sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including to the Principle of “act to deliver good outcomes for retail customers,” as well as the applicable consumer credit laws and regulations. The FCA also publishes guidance on various topics from time to time that it expects firms to comply with.
The FCA has applied its rules, including its high-level principles and conduct of business standards, to consumer credit firms. In July 2023, the FCA implemented its new Consumer Duty, which aims to provide a higher level of consumer protection in retail financial markets and combines existing consumer treatment requirements with enhanced standards by requiring firms to act to deliver good outcomes for customers. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase via requirements such as the Consumer Duty. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources. Companies authorized by the FCA must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business, and rules and guidance on business conduct and systems and controls.
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
The FCA has the ability to, among other things, impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, cease certain products from being collected upon and in extreme circumstances remove permissions to operate.
Consumer protection. The Consumer Credit Act of 1974 (and its related regulations) (the “UK Consumer Credit Act”) and the UK Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. The FCA continues to review the provisions of the UK Consumer Credit Act and is working with the UK Government to focus on terms that have been identified as requiring the most urgent updates.
Data protection. In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with the General Data Protection Regulation 2016/679 (“GDPR”) and where applicable the UK Data Protection Act 2018. The data protection regime under these laws and regulations include: the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and new supervisory authorities, including a European Data Protection Board (“EDPB”). Data Protection Officer(s) have been appointed for the UK, Spain, France, Portugal and Ireland to promote and enforce good data protection practices.
In the EU, there is a new regulatory framework under Directive 2021/2167 of the European Parliament and of the Council on credit servicers and credit purchasers, known as the Non-Performing Loan (“NPL”) Directive. Member states within the EU must comply with this Directive and transpose it into local law. The NPL Directive regulates the sale, purchase, and servicing of NPLs originated by EU credit institutions, and states that the activity of credit servicing is subject to authorization and defines the requirements for the granting of such authorization. Member States must establish their authorization procedures and set up a national register of all credit servicers authorized to provide services within their territory. The activities of credit servicers are subject to supervision by the competent authority of the home Member State. To date, of the markets we operate in, Ireland, France and Portugal have transposed the NPL Directive into local law and we have received authorization in Ireland and France. We are in the process of filing our application for authorization in Portugal. Spain is expected to transpose the NPL Directive into local law during 2026.
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

Human Capital Management
As of December 31, 2025, we had approximately 7,350 employees, of which approximately 21% were in the United States and 79% were in our international locations. We have no employees in North America represented by a labor union or subject to the terms of collective bargaining agreements. We have employees in Spain, France and the United Kingdom who are represented by collective bargaining agreements. We believe that our relations with our employees in all locations are positive.
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
Inclusion and Collaboration
At Encore, we believe in creating pathways to economic freedom for our consumers and understand that an inclusive workplace leads to better business outcomes. We know that our best work happens when we collaborate and embrace a range of thoughts, backgrounds and experiences and when our unique voices are heard and celebrated. We are committed to fostering an environment that promotes learning, curiosity and continuous improvement, while creating spaces for all people to bring their authentic selves to work. As of December 31, 2025, approximately 50% of our total workforce were women.
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
Economic conditions globally and locally directly affect unemployment and credit availability. Adverse conditions (including natural disasters and extreme weather events), economic changes (including significant inflation, changes in trade policy and tariffs), political volatility and financial disruptions (including unemployment) could place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the financially distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and operating results.
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
The availability of receivable portfolios that meet our purchasing standards depends on a number of factors, including:
•volume of defaults in consumer debt;
•continued sale of receivable portfolios by originating institutions at sufficient volumes and acceptable price levels;
•competition in the marketplace;
•our ability to develop and maintain favorable relationships with key major credit originators;
•our ability to obtain adequate data from credit originators to appropriately evaluate the collectability of, estimate the value of, and collect on portfolios; and
•changes in laws and regulations governing consumer lending, bankruptcy, and collections.
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
If our technology platforms were to fail, become ineffective, or if we are not able to successfully anticipate, invest in, or adopt technological advances within our industry, it could have an adverse effect on our operations.
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
In addition, our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, investing in, or adopting technological changes, including emerging automation and artificial intelligence (AI) capabilities, on a timely or cost-effective basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.
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
We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personal, confidential or proprietary consumer or employee information, on our information technology networks. Despite the implementation of risk and security measures (see Item 1C-Cybersecurity), our information technology networks and systems have been, and in the future may again be, subject to breaches, disruptions and shutdowns due to attacks by threat actors or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems.
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

In addition, the CFPB has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, payment processors and credit reporting agencies, among others. Additionally, state regulators may increase enforcement activity and supervisory scrutiny within their respective jurisdictions, sometimes applying novel or more expansive interpretations of state law. Enforcement activity in these spaces by the CFPB or others, especially in the absence of clear rules or regulatory expectations, may be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results.
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
Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling receivables to us, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers, necessitate ongoing adjustments to our policies and compliance programs, or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results. For example, in 2020, the CFPB filed a lawsuit alleging that Encore and certain of our U.S. subsidiaries had violated a consent order (the “2015 Consent Order”) pursuant to which we had previously settled allegations raised by the CFPB arising from practices during the period between 2011 and 2015. In the lawsuit, the CFPB alleged that we did not perfectly adhere to certain operational provisions of the 2015 Consent Order, leading to alleged violations of federal consumer financial law. In 2020, we entered into a stipulated judgment (“Stipulated Judgment”) with the CFPB to resolve the lawsuit. The Stipulated Judgment required us to, among other things, continue to follow a narrow subset of the operational requirements contained in the 2015 Consent Order, all of which have long been part of the Company’s routine practices and pay a $15.0 million civil monetary penalty. The Stipulated Judgment expired in October 2025.
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
From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from consumers. These stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices, the debt collection industry in general, our cybersecurity or any exfiltration or disclosure of sensitive data, and concerns related to the use of new digital or artificial intelligence AI‑enabled collection technologies could adversely affect our stock price, our position in the marketplace in which we compete, and our ability to purchase charged-off receivables, any of which could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in “Note 6: Borrowings” to our consolidated financial statements, as of December 31, 2025, our total long-term indebtedness outstanding was $4.0 billion. Our significant indebtedness could have important consequences to investors. For example, it could:
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
We have a significant amount of goodwill. Goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. The goodwill test compares the fair value for each of our reporting units to its associated carrying value. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future. We recorded goodwill impairment charges at the Cabot reporting unit of $238.2 million and $100.6 million during the fourth quarters of 2023 and 2024, respectively. There can be no assurance that we will not be required to take an additional impairment charge in the future, which could have a material adverse effect on our results of operations.
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

Item 1B—Unresolved Staff Comments
None.

Item 1C—Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed, implemented and maintain a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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

Our Chief Information Officer, Chief Risk, Strategy and Compliance Officer and General Counsel, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Information Officer has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel, including our Chief Information Security Officer, and our retained external cybersecurity consultants. Our Chief Risk, Strategy and Compliance Officer has primary responsibility for our enterprise risk management program, including oversight of our cybersecurity risk management program. Our general counsel has primary responsibility for legal assessments, including assessments related to cybersecurity matters. Such individuals have an average of over 15 years of prior work experience in various roles involving information technology (including information security), risk and compliance or legal and risk analysis.
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
The closing price of our common stock on February 19, 2026, was $58.08 per share and there were 19 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each, as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2020 through December 31, 2025, with the cumulative total return of (a) the NASDAQ Composite Index, (b) a peer group consisting of B2Impact, Hoist Finance, Intrum, Kruk and PRA Group, Inc. which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2020, in our common stock and in each of the comparison indices (including reinvestment of dividends). The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Encore Capital Group, Inc., the NASDAQ Composite Index,
and Peer Group

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Encore Capital Group, Inc.
NASDAQ Composite Index
Peer Group

	12/20	12/21	12/22	12/23	12/24	12/25
Encore Capital Group, Inc.	$100.00	$159.46	$123.07	$130.28	$122.63	$139.52
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Peer Group	$100.00	$121.83	$80.52	$86.66	$77.12	$109.01

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
Share Repurchases
In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We did not make any repurchases under the share repurchase program during the years ended December 31, 2023 and 2024. During the three months ended December 31, 2025, we repurchased 1,166,635 shares of our common stock for $54.5 million under the share repurchase program. During the year ended December 31, 2025, we repurchased 2,117,733 shares of our common stock for $89.5 million under the share repurchase program. As of December 31, 2025, we had remaining authority to purchase $302.4 million of our common stock. Our practice is to retire the shares repurchased.
The following table presents information with respect to purchase of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2025 to October 31, 2025	558,188	$42.28	558,188	$33,305,717
November 1, 2025 to November 30, 2025	376,304	$49.12	376,304	$314,820,895
December 1, 2025 to December 31, 2025	232,143	$53.60	232,143	$302,378,639
Total	1,166,635	$46.74	1,166,635	$302,378,639
_______________________
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
Encore Capital Group, Inc. (“Encore”) has three business units: MCM, which consists of Midland Credit Management, Inc. and its subsidiaries and domestic affiliates; Cabot, which consists of Cabot Credit Management Limited and its subsidiaries and European affiliates, and LAAP, which is comprised of our investments and operations in Latin America and Asia-Pacific.
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
Portfolio Purchasing and Recovery
MCM (United States)
In the United States, the defaulted consumer receivable portfolios we purchase are primarily charged-off credit card debt portfolios. A small percentage of our capital deployment in the United States is comprised of unsecured personal loans.
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
Cabot (Europe)
In Europe, our purchased defaulted debt portfolios primarily consist of credit card and consumer loan accounts. We purchase receivable portfolios using proprietary pricing models that utilize account-level statistical and behavioral data. These models generally allow us to accurately value portfolios and to develop collection strategies that maximize future returns. As a result, we have generally been able to realize significant returns from the assets we have acquired. We maintain strong relationships with many of the largest financial services providers in the United Kingdom and Europe.
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
Cabot (Europe)
The UK market for charged-off portfolios generally provides a relatively consistent pipeline of opportunities, despite a historically low level of charge-offs, as creditors had embedded debt sales as an integral part of their business models. The percentage of volume that is sold in multi-year forward flow arrangements is increasing.
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
Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
MCM (United States)	$1,174,025	$998,853	$814,557
Cabot (Europe)	234,058	353,182	259,255
Total purchases of receivable portfolios	$1,408,083	$1,352,035	$1,073,812
In the United States, capital deployment continued to increase during the periods presented. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing remained at favorable levels.
In Europe, capital deployment decreased during the year ended December 31, 2025, as compared to 2024, and increased during the year ended December 31, 2024, as compared to 2023, due to higher than normal purchases that included large spot-market portfolios in the fourth quarter of 2024. Pricing continues to remain competitive in our European footprint, constraining the amount of capital we choose to deploy in Europe. Capital deployment can fluctuate based on the timing of the forward flow contracts and spot purchases.
Collections from Receivable Portfolios by Channel and Geographic Location
We utilize three channels for the collection of our receivable portfolios: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agencies channel consists of collections from third-party collections agencies to whom we pay a fee or commission. We utilize this channel to supplement capacity in our internal call centers, to service accounts in regions where we do not have collections operations or for accounts purchased where we maintain the collection agency servicing relationship.
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
MCM (United States):
Call center and digital collections	$1,272,096	$991,051	$783,164
Legal collections	663,164	560,699	526,197
Collection agencies	14,039	19,904	5,221
Subtotal	1,949,299	1,571,654	1,314,582
Cabot (Europe):
Call center and digital collections	263,360	249,472	217,784
Legal collections	229,350	200,211	189,406
Collection agencies	148,231	138,348	136,841
Subtotal	640,941	588,031	544,031
Other geographies:	2,546	2,793	3,954
Total collections	$2,592,786	$2,162,478	$1,862,567
Collections from receivable portfolios increased by $430.3 million, or 19.9%, to $2,592.8 million during the year ended December 31, 2025, from $2,162.5 million during the year ended December 31, 2024. Collections from receivable portfolios increased by $299.9 million, or 16.1%, to $2,162.5 million during the year ended December 31, 2024, from $1,862.6 million during the year ended December 31, 2023. The increases in collections in the United States were primarily a result of consistent increases in capital deployments and enhanced collections strategies in recent years. The increases in collections from receivable portfolios in Europe were primarily due to the acquisition of receivable portfolios with higher returns in recent periods. Additionally, collections in Europe were favorably impacted by foreign currency translation by approximately $22.1 million, during the year ended December 31, 2025, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 3.0% for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
Revenues
Portfolio revenue	$1,455,795	82.3%	$1,302,567	99.0%	$1,204,437	98.5%
Changes in recoveries	208,771	11.8%	(89,740)	(6.8)%	(82,530)	(6.7)%
Total debt purchasing revenue	1,664,566	94.1%	1,212,827	92.2%	1,121,907	91.8%
Servicing revenue	88,388	5.0%	84,783	6.4%	83,136	6.8%
Other revenues	15,848	0.9%	18,751	1.4%	17,637	1.4%
Total revenues	1,768,802	100.0%	1,316,361	100.0%	1,222,680	100.0%
Operating expenses
Salaries and employee benefits	458,233	25.9%	422,910	32.1%	391,532	32.0%
Cost of legal collections	315,451	17.8%	259,298	19.7%	224,252	18.3%
General and administrative expenses	165,948	9.4%	163,847	12.4%	144,862	11.8%
Other operating expenses	144,476	8.2%	130,802	9.9%	111,179	9.1%
Collection agency commissions	29,287	1.7%	30,596	2.3%	35,657	2.9%
Depreciation and amortization	28,760	1.6%	32,434	2.5%	41,737	3.4%
Goodwill impairment	—	—%	100,600	7.6%	238,200	19.5%
Impairment of assets	—	—%	18,544	1.4%	18,726	1.5%
Total operating expenses	1,142,155	64.6%	1,159,031	87.9%	1,206,145	98.5%
Income from operations	626,647	35.4%	157,330	12.1%	16,535	1.5%
Other expense
Interest expense	(293,910)	(16.6)%	(252,545)	(19.2)%	(201,877)	(16.5)%
Loss on extinguishment of debt	(1,614)	(0.1)%	(7,832)	(0.6)%	—	—%
Other income	5,036	0.3%	6,832	0.4%	5,078	0.3%
Total other expense	(290,488)	(16.4)%	(253,545)	(19.4)%	(196,799)	(16.2)%
Income (loss) before income taxes	336,159	19.0%	(96,215)	(7.3)%	(180,264)	(14.7)%
Provision for income taxes	(79,325)	(4.5)%	(43,029)	(3.3)%	(26,228)	(2.1)%
Net income (loss)	$256,834	14.5%	$(139,244)	(10.6)%	$(206,492)	(16.8)%

Comparison of Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2024 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Our revenues primarily include debt purchasing revenue, which is revenue recognized from engaging in debt purchasing and recovery activities. We apply our charge-off policy and fully write-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Receivable portfolios, net” in our consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase.
Debt purchasing revenue includes two components:
(1)     Portfolio revenue, which is the accretion of the discount on the negative allowance due to the passage of time (generally the receivable portfolio balance multiplied by the EIR), and
(2)     Changes in recoveries, which includes:
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
Certain pools already fully recovered their cost basis and became zero basis portfolios (“ZBA”) prior to our adoption of the accounting standard for Financial Instruments - Credit Losses (“CECL”) in January 2020. All subsequent collections to the ZBA pools are recognized as ZBA revenue, which is included in portfolio revenue in our consolidated statements of operations. We expect our ZBA revenue to continue to decline as we collect on these legacy pools. We do not expect to have new ZBA pools in the future.
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

The following table summarizes revenues for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue recognized from portfolio basis	$1,432,312	$1,279,467	$152,845	11.9%
ZBA revenue	23,483	23,100	383	1.7%
Portfolio revenue	1,455,795	1,302,567	153,228	11.8%

Recoveries above forecast	197,761	78,202	119,559
Changes in expected future recoveries	11,010	(167,942)	178,952
Changes in recoveries	208,771	(89,740)	298,511	NM
Debt purchasing revenue	1,664,566	1,212,827	451,739	37.2%

Servicing revenue	88,388	84,783	3,605	4.3%
Other revenues	15,848	18,751	(2,903)	(15.5)%
Total revenues	$1,768,802	$1,316,361	$452,441	34.4%
__________________
NM - Not meaningful.
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenue was favorably impacted by foreign currency translation by approximately $16.1 million, during the year ended December 31, 2025, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 3.0% for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
The increase in revenue recognized from portfolio basis during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a higher portfolio basis (i.e. a higher receivable portfolios balance) in the U.S. driven by a consistent higher volume of purchases in recent years.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively and are expected to vary from period to period. Collections over-performed the forecasted collections by $197.8 million during the year ended December 31, 2025, primarily as a result of collections over-performance in the U.S. The collections over-performance in the U.S. was driven by the deployment of new technologies, enhanced digital capabilities and continued operational innovation, which enabled us to reach more consumers, leading to more payments as well as a larger payer book. These initiatives had a greater impact on the early stages of a portfolio’s lifecycle, leading to over-performance for our recent vintages. Collections over-performed the forecasted collections by $78.2 million during the year ended December 31, 2024.
We reassess the forecasts of expected lifetime recoveries each quarter by considering, among other factors, historical and current collection performance, changes in consumer behaviors, and the macroeconomic environment. The significant recoveries above forecast in 2025 were carefully evaluated. We concluded that the recoveries above forecast during the year ended December 31, 2025 were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Therefore, the updated forecast did not result in a material change in expected future recoveries. We recorded a net positive change in expected future recoveries of $11.0 million during the year ended December 31, 2025. We recorded $167.9 million in net negative change in expected future recoveries during the year ended December 31, 2024.

The following tables summarize collections from receivable portfolios, portfolio revenue, changes in recoveries, end of period receivable portfolios balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2025			As of December 31, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$23,478	$23,478	$—	$—	—%
<2021	323,258	185,716	15,571	259,504	4.9%
2021	85,407	46,934	(617)	80,005	3.9%
2022	179,247	80,010	11,186	173,909	3.1%
2023	419,265	197,114	19,982	407,059	3.3%
2024	625,051	345,695	92,254	762,765	3.3%
2025	293,593	208,451	42,529	1,126,992	3.2%
Subtotal	1,949,299	1,087,398	180,905	2,810,234	3.4%
Europe:
ZBA	5	5	—	—	—%
<2021	293,641	185,554	14,521	626,087	2.4%
2021	42,985	26,200	(6,549)	105,108	1.9%
2022	52,865	25,788	3,457	131,938	1.5%
2023	78,352	31,961	19,000	175,808	1.5%
2024	128,970	72,390	(550)	291,993	1.9%
2025	44,123	26,499	(1,756)	217,650	2.1%
Subtotal	640,941	368,397	28,123	1,548,584	2.0%
Other geographies:(1)
All vintages	2,546	—	(257)	12,714	—%
Subtotal	2,546	—	(257)	12,714	—%
Total	$2,592,786	$1,455,795	$208,771	$4,371,532	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Year Ended December 31, 2024			As of December 31, 2024
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$23,097	$23,097	$—	$—	—%
<2020	324,330	196,005	19,267	256,000	5.4%
2020	127,555	69,461	(2,867)	126,055	3.7%
2021	131,870	69,185	6,921	119,734	3.9%
2022	254,329	121,998	(2,765)	262,669	3.1%
2023	471,838	277,750	16,152	610,793	3.3%
2024	238,635	173,924	23,821	954,105	3.3%
Subtotal	1,571,654	931,420	60,529	2,329,356	3.6%
Europe:
ZBA	3	3	—	—	—%
<2020	299,473	213,619	(101,870)	608,395	2.3%
2020	31,454	20,055	(11,885)	53,577	2.2%
2021	52,278	34,892	(21,063)	116,711	1.9%
2022	64,555	34,045	(14,916)	142,813	1.5%
2023	89,799	39,774	(3,124)	187,267	1.5%
2024	50,469	28,759	361	321,419	1.9%
Subtotal	588,031	371,147	(152,497)	1,430,182	2.0%
Other geographies: (1)
All vintages	2,793	—	2,228	16,831	—%
Subtotal	2,793	—	2,228	16,831	—%
Total	$2,162,478	$1,302,567	$(89,740)	$3,776,369	3.0%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenue increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily driven by increased demand for BPO clients. Servicing revenue was also favorably impacted by foreign currency translation as a result of the weakening of the U.S. dollar against the British Pound. Other revenues decreased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily driven by a decrease in gains recognized on the sale of real estate assets.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$458,233	$422,910	$35,323	8.4%
Cost of legal collections	315,451	259,298	56,153	21.7%
General and administrative expenses	165,948	163,847	2,101	1.3%
Other operating expenses	144,476	130,802	13,674	10.5%
Collection agency commissions	29,287	30,596	(1,309)	(4.3)%
Depreciation and amortization	28,760	32,434	(3,674)	(11.3)%
Goodwill impairment	—	100,600	(100,600)	(100.0)%
Impairment of assets	—	18,544	(18,544)	(100.0)%
Total operating expenses	$1,142,155	$1,159,031	$(16,876)	(1.5)%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $11.4 million, during the year ended December 31, 2025, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 3.0% for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by a general increase in wages and higher account manager compensation as a result of higher collection performance.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Court costs	$213,911	$170,528	$43,383	25.4%
Legal collection fees	101,540	88,770	12,770	14.4%
Total cost of legal collections	$315,451	$259,298	$56,153	21.7%
The increase in cost of legal collections during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to increased legal placements in this channel in the United States.
General and Administrative Expenses
General and administrative expenses remained relatively consistent during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Other Operating Expenses
The increase in other operating expenses during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in postage and printing expenses of $13.1 million.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions decreased by $1.3 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to fewer accounts placed with external agencies in the United States.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $3.7 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a smaller depreciable and amortizable asset balances during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Goodwill Impairment
During the fourth quarter of 2025, we performed our annual goodwill impairment assessment as of December 31, 2025, which did not result in any goodwill impairment charge. We recorded a goodwill impairment charge of $100.6 million during the year ended December 31, 2024. Refer to “Note 15: Goodwill” to our consolidated financial statements for further details.
Impairment of Assets
We did not incur any asset impairment charge during the year ended December 31, 2025. During the year ended December 31, 2024, we recorded an impairment charge of $18.5 million related to our acquired definite-lived intangible assets within our debt servicing business. Refer to “Property and Equipment, Net” in “Note 5: Composition of Certain Financial Statement Items” to our consolidated financial statements for further details.
Interest Expense
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Stated interest on debt obligations	$279,546	$236,220	$43,326	18.3%
Amortization of debt issuance costs	13,437	14,763	(1,326)	(9.0)%
Amortization of debt discount	927	1,562	(635)	(40.7)%
Total interest expense	$293,910	$252,545	$41,365	16.4%
The increase in interest expense during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $32.1 million;
•The effect resulting from higher weighted average interest rates on our borrowings of approximately $6.0 million; and
•An unfavorable impact of foreign currency translation of approximately $3.3 million driven by the weakening of the U.S. dollar against the British Pound.
Loss on Extinguishment of Debt
Loss on extinguishment of debt associated with various financing transactions was $1.6 million and $7.8 million during the year ended December 31, 2025 and 2024, respectively. Refer to “Note 6: Borrowings” in the notes to our consolidated financial statements for details of our financing activities.

Other Income (Expense)
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income and gains or losses recognized on certain transactions outside of our normal course of business. Other income was $5.0 million and $6.8 million during the years ended December 31, 2025 and 2024, respectively. Interest income included in other income, net of other expense, was $5.0 million and $7.0 million during the years ended December 31, 2025 and 2024, respectively.
Provision for Income Taxes
The following table summarizes provision for income taxes and the respective effective tax rate during the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Income (loss) before income taxes	$336,159	$(96,215)
Provision for income taxes	79,325	43,029	36,296	84.4%
Effective tax rate	23.6%	(44.7)%
For the year ended December 31, 2025, the difference between our effective tax rate and the federal statutory rate was primarily due to state income taxes, offset by other foreign adjustments. For the year ended December 31, 2024, the difference between our effective tax rate and the federal statutory rate was primarily due to a non-cash goodwill impairment charge of $100.6 million at our Cabot reporting unit and a change in valuation allowance for certain foreign subsidiaries’ operating losses. The change in our effective tax rate during the year ended December 31, 2025, as compared to 2024, was primarily due to the impact of the goodwill impairment charge and the change in valuation allowance recorded in 2024.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. Refer to “Note 11: Income Taxes” to our consolidated financial statements for further details.

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

	Year Ended December 31,
	2025	2024	2023
GAAP net income (loss), as reported	$256,834	$(139,244)	$(206,492)
Adjustments:
Interest expense	293,910	252,545	201,877
Loss on extinguishment of debt	1,614	7,832	—
Interest income	(4,955)	(7,008)	(4,746)
Provision for income taxes	79,325	43,029	26,228
Depreciation and amortization	28,760	32,434	41,737
Net gain on derivative instruments(1)	—	(267)	(3,170)
Stock-based compensation expense	18,269	14,012	13,854
Acquisition, integration and restructuring related expenses(2)	3,201	10,451	7,401
Goodwill impairment(3)	—	100,600	238,200
Impairment of assets(3)	—	18,544	18,726
Adjusted EBITDA	$676,958	$332,928	$333,615
Collections applied to principal balance(4)	$953,476	$1,004,230	$776,280
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
(3)During the years ended December 31, 2024 and 2023, we recorded non-cash goodwill impairment charges of $100.6 million and $238.2 million, respectively. We recorded a non-cash impairment of long-lived assets of $18.5 million and a non-cash impairment of intangible assets of $18.7 million during the years ended December 31, 2024 and 2023, respectively. We believe these non-cash impairment charges are not indicative of ongoing operations, therefore adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(4)Collections applied to principal balance is calculated in the table below:

	Year Ended December 31,
	2025	2024	2023
Collections applied to receivable portfolios, net	$1,136,991	$859,911	$658,130
Changes in recoveries	(208,771)	89,740	82,530
Other proceeds applied to basis	25,256	54,579	35,620
Collections applied to principal balance	$953,476	$1,004,230	$776,280

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

Cumulative Collections Money Multiple - Cumulative Collections from Receivable Portfolios to Purchase Price Multiple
The following table summarizes our receivable purchases, related collections, and cumulative collections money multiples (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2025
		<2021	2021	2022	2023	2024	2025	Total(2)	CCMM(3)
United States:
<2021	$7,182,871	$14,692,377	$1,521,344	$1,016,050	$672,989	$474,982	$346,736	$18,724,478	2.6
2021	403,039	—	120,354	240,605	188,895	131,870	85,407	767,131	1.9
2022	548,825	—	—	98,277	268,516	254,329	179,247	800,369	1.5
2023	805,742	—	—	—	184,182	471,838	419,265	1,075,285	1.3
2024	990,751	—	—	—	—	238,635	625,051	863,686	0.9
2025	1,169,613	—	—	—	—	—	293,593	293,593	0.3
Subtotal	11,100,841	14,692,377	1,641,698	1,354,932	1,314,582	1,571,654	1,949,299	22,524,542	2.0
Europe:
<2021	3,178,179	3,867,902	601,897	449,785	374,156	330,930	293,646	5,918,316	1.9
2021	242,825	—	43,082	66,529	58,515	52,278	42,985	263,389	1.1
2022	231,869	—	—	36,957	70,385	64,555	52,865	224,762	1.0
2023	259,255	—	—	—	40,975	89,799	78,352	209,126	0.8
2024	353,182	—	—	—	—	50,469	128,970	179,439	0.5
2025	234,058	—	—	—	—	—	44,123	44,123	0.2
Subtotal	4,499,368	3,867,902	644,979	553,271	544,031	588,031	640,941	6,839,155	1.5
Other geographies(4):
All vintages	340,283	518,266	20,682	3,334	3,954	2,793	2,546	551,575	1.6
Subtotal	340,283	518,266	20,682	3,334	3,954	2,793	2,546	551,575	1.6
Total	$15,940,492	$19,078,545	$2,307,359	$1,911,537	$1,862,567	$2,162,478	$2,592,786	$29,915,272	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2025, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through December 31, 2025 refers to cumulative collections as a multiple of purchase price.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

Purchase Price Multiple - Total Estimated Collections from Receivable Portfolios to Purchase Price Multiple
The following table summarizes our purchases, resulting historical collections, estimated remaining collections from receivable portfolios, and purchase price multiple (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Collections	Purchase Price Multiple (3)
United States:
<2021	$7,182,871	$18,724,478	$673,646	$19,398,124	2.7
2021	403,039	767,131	182,954	950,085	2.4
2022	548,825	800,369	348,578	1,148,947	2.1
2023	805,742	1,075,285	838,059	1,913,344	2.4
2024	990,751	863,686	1,555,536	2,419,222	2.4
2025	1,169,613	293,593	2,443,943	2,737,536	2.3
Subtotal	11,100,841	22,524,542	6,042,716	28,567,258	2.6
Europe:
<2021	3,178,179	5,918,316	1,698,845	7,617,161	2.4
2021	242,825	263,389	228,865	492,254	2.0
2022	231,869	224,762	242,240	467,002	2.0
2023	259,255	209,126	313,999	523,125	2.0
2024	353,182	179,439	631,452	810,891	2.3
2025	234,058	44,123	485,465	529,588	2.3
Subtotal	4,499,368	6,839,155	3,600,866	10,440,021	2.3
Other geographies(4):
All vintages	340,283	551,575	16,541	568,116	1.7
Subtotal	340,283	551,575	16,541	568,116	1.7
Total	$15,940,492	$29,915,272	$9,660,123	$39,575,395	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through December 31, 2025, excluding collections on behalf of others.
(3)Purchase Price Multiple represents total estimated collections divided by the purchase price.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.

Estimated Remaining Collections by Year of Purchase
The following table summarizes our estimated remaining collections from receivable portfolios and estimated future cash flows from real estate-owned assets (in thousands):

	Estimated Remaining Collections by Year of Purchase(1)
	2026	2027	2028	2029	2030	2031	2032	2033	2034	>2034	Total(2)
United States:
<2021	$227,789	$144,301	$98,098	$66,448	$45,174	$31,000	$21,301	$14,408	$9,679	$15,448	$673,646
2021	56,371	39,528	26,912	18,603	12,845	8,783	6,114	4,306	3,040	6,452	182,954
2022	109,005	75,135	49,788	34,372	24,460	17,364	12,089	8,374	5,894	12,097	348,578
2023	261,320	179,081	122,704	83,505	58,447	41,344	29,299	20,147	14,104	28,108	838,059
2024	517,893	322,406	214,981	151,775	106,720	75,768	53,083	37,071	25,697	50,142	1,555,536
2025	631,661	585,299	371,868	253,617	181,467	128,405	91,325	63,968	44,694	91,639	2,443,943
Subtotal	1,804,039	1,345,750	884,351	608,320	429,113	302,664	213,211	148,274	103,108	203,886	6,042,716
Europe:
<2021	250,032	221,343	189,126	162,157	138,757	120,046	105,472	93,260	82,578	336,074	1,698,845
2021	37,727	32,505	27,370	23,083	19,358	16,415	14,048	12,074	10,368	35,917	228,865
2022	46,120	39,280	30,806	25,096	20,508	16,917	13,877	11,154	9,222	29,260	242,240
2023	60,770	49,774	41,626	33,430	26,706	21,598	17,646	14,476	11,712	36,261	313,999
2024	106,671	89,932	75,191	62,583	51,926	43,142	36,558	31,749	27,595	106,105	631,452
2025	83,437	74,794	60,668	49,585	40,370	32,961	27,239	23,265	19,726	73,420	485,465
Subtotal	584,757	507,628	424,787	355,934	297,625	251,079	214,840	185,978	161,201	617,037	3,600,866
Other geographies(3):
All vintages	6,189	4,099	2,650	1,727	887	468	244	143	74	60	16,541
Subtotal	6,189	4,099	2,650	1,727	887	468	244	143	74	60	16,541
Portfolio ERC	2,394,985	1,857,477	1,311,788	965,981	727,625	554,211	428,295	334,395	264,383	820,983	9,660,123
REO ERC(4)	18,967	5,125	124	—	—	—	—	—	—	—	24,216
Total ERC	$2,413,952	$1,862,602	$1,311,912	$965,981	$727,625	$554,211	$428,295	$334,395	$264,383	$820,983	$9,684,339
________________________
(1)As of December 31, 2025, ERC for Zero Basis Portfolios includes $26.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also include $16.5 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining gross cash collections over a 180-month period. As of December 31, 2025, ERC for 84-month was $8,264.6 million.
(3)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(4)Real estate-owned assets (“REO”) ERC includes $23.8 million and $0.4 million of estimated future cash flows for Europe and Other Geographies, respectively.

Estimated Future Collections Applied to Receivable Portfolios
As of December 31, 2025, we had $4.4 billion in receivable portfolios. The estimated future collections applied to the receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2026	$799,873	$233,907	$5,143	$1,038,923
2027	652,719	210,484	3,190	866,393
2028	412,075	174,598	1,938	588,611
2029	278,292	144,686	1,187	424,165
2030	196,853	118,230	508	315,591
2031	140,002	97,648	339	237,989
2032	99,955	83,144	186	183,285
2033	70,128	73,099	113	143,340
2034	49,070	65,070	59	114,199
2035	34,919	61,513	32	96,464
2036	25,942	58,099	15	84,056
2037	19,460	55,925	4	75,389
2038	15,416	57,663	—	73,079
2039	10,743	59,083	—	69,826
2040	4,787	55,435	—	60,222
Total	$2,810,234	$1,548,584	$12,714	$4,371,532

Supplemental quarterly financial information
Financial highlights

	Three Months Ended December 31,
(in thousands, except percentages and earnings per share)	2025	2024	% Change
Collections	$669,976	$554,595	21%
Revenues	$473,552	$265,619	78%
Portfolio purchases	$327,064	$495,144	(34)%
Operating expenses	$300,159	$399,809	(25)%
Net income (loss)	$76,657	$(225,307)	NM
Income (loss) per share	$3.37	$(9.42)	NM
__________________
NM - Not meaningful.

Consolidated financial statements of operations

	Three Months Ended December 31,
(in thousands)	2025	2024
Revenues
Portfolio revenue	$379,277	$336,666
Changes in recoveries	68,072	(95,760)
Total debt purchasing revenue	447,349	240,906
Servicing revenue	21,366	20,525
Other revenues	4,837	4,188
Total revenues	473,552	265,619
Operating expenses
Salaries and employee benefits	117,445	104,616
Cost of legal collections	87,779	68,989
General and administrative expenses	44,383	52,019
Other operating expenses	36,178	37,786
Collection agency commissions	7,439	8,288
Depreciation and amortization	6,935	8,967
Goodwill impairment	—	100,600
Impairment of assets	—	18,544
Total operating expenses	300,159	399,809
Income (loss) from operations	173,393	(134,190)
Other expense
Interest expense	(75,195)	(68,498)
Loss on extinguishment of debt	(1,614)	(7,832)
Other income	1,234	541
Total other expense	(75,575)	(75,789)
Income (loss) before income taxes	97,818	(209,979)
Provision for income taxes	(21,161)	(15,328)
Net income (loss)	$76,657	$(225,307)

Quarterly revenues summary

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue recognized from portfolio basis	$373,570	$331,560	$42,010	12.7%
ZBA revenue	5,707	5,106	601	11.8%
Portfolio revenue	379,277	336,666	42,611	12.7%

Recoveries above forecast	57,087	26,944	30,143
Changes in expected future recoveries	10,985	(122,704)	133,689
Changes in recoveries	68,072	(95,760)	163,832	NM
Debt purchasing revenue	447,349	240,906	206,443	85.7%

Servicing revenue	21,366	20,525	841	4.1%
Other revenues	4,837	4,188	649	15.5%
Total revenues	$473,552	$265,619	$207,933	78.3%
__________________
NM - Not meaningful.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$153,199	$156,168	$152,991
Net cash used in investing activities	(242,586)	(440,430)	(401,941)
Net cash provided by financing activities	44,854	317,774	268,300
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $153.2 million, $156.2 million, and $153.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, goodwill impairment, impairment of assets, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. During the year ended December 31, 2024, we recorded a goodwill impairment of $100.6 million and an impairment of long-lived assets of $18.5 million. During the year ended December 31, 2023, we recorded a goodwill impairment of $238.2 million and an impairment of intangible assets of $18.7 million. Changes in recoveries decreased the operating cash flows by $208.8 million during the year ended December 31, 2025 and increased the operating cash flows by $89.7 million, and $82.5 million during the years ended December 31, 2024, and 2023, respectively. Refer to “Note 4: Receivable Portfolios, Net” in the notes to our consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $242.6 million, $440.4 million, and $401.9 million during the years ended December 31, 2025, 2024, and 2023, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases were $1,389.1 million, $1,336.4 million, and $1,060.2 million during the years ended December 31, 2025, 2024, and 2023, respectively. Collection proceeds applied to the principal of our receivable portfolios were $1,137.0 million, $859.9 million, and $658.1 million during the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Purchases and Collections within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $44.9 million, $317.8 million, and $268.3 million during the years ended December 31, 2025, 2024, and 2023, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $1,273.3 million, $2,031.5 million, and $1,196.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. Repayments of amounts outstanding under our credit facilities were $1,359.0 million, $1,868.1 million, and $989.6 million during the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, we issued $500.0 million 6.625% in senior secured notes that mature in 2031. We used a portion of proceeds from this offering to pay down drawings under our Global Senior Facility. Proceeds from the issuance of senior secured notes were $1.0 billion and $104.2 million during the years ended December 31, 2024, and 2023, respectively. In 2025, we repaid €100.0 million (approximately $117.5 million based on an exchange rate of $1.00 to €0.85, the exchange rate as of December 31, 2025) of the principal outstanding under our 2028 Floating Rate Notes using borrowings from our Global Senior Facility. Repayments of senior secured notes were $789.1 million, and $39.1 million during the years ended December 31, 2024, and 2023, respectively. During the year ended December 31, 2025, we settled our $100.0 million 3.25% 2025 convertible notes using borrowings from our Global Senior Facility. During the year ended December 31, 2023, we issued $230.0 million 4.00% convertible senior notes that mature in 2029, and used $212.5 million in cash to repurchase and settle our exchangeable senior notes due 2023. During the year ended December 31, 2024, in connection with the early redemptions of our senior secured notes due 2026 and 2026, we settled the corresponding cross currency swaps on the respective loan redemption date for $40.0 million in cash. Repayments of other debt were $42.5 million, $22.1 million, and $12.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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
We are in material compliance with all covenants under our financing arrangements. See “Note 6: Borrowings” in the notes to our consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility was $814.3 million as of December 31, 2025.
On October 1, 2025, we issued $500.0 million in aggregate principal amount of 6.625% Senior Secured Notes due April 2031 at an issue price of 100.000% through a private placement offering. Also on October 1, 2025, we settled our $100.0 million 2025 Convertible Notes in cash for $106.2 million, of which $6.2 million (the excess above the principal amount) represented the conversion spread.
In November 2025, we repaid €100.0 million (approximately $117.5 million based on an exchange rate of $1.00 to €0.85, the exchange rate as of December 31, 2025) of the principal outstanding under our 2028 Floating Rate Notes. This repayment was funded by borrowings from our Global Senior Facility.
In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the year ended December 31, 2025, we repurchased 2,117,733 shares of our common stock for $89.5 million under the share repurchase program. We did not make any repurchases under the share repurchase program during the years ended December 31, 2024 and 2023. As of December 31, 2025, we had remaining authority to purchase $302.4 million of our common stock. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of December 31, 2025, consisted of $45.6 million held by U.S.-based entities and $111.2 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $22.5 million and $21.5 million as of December 31, 2025 and 2024, respectively.
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

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2025 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year
Principal payments on debt	$4,032,798	$21,015	$4,011,783
Estimated interest payments(1)	1,022,837	279,149	743,688
Finance leases	646	322	324
Operating leases	73,761	18,391	55,370
Purchase commitments on receivable portfolios	436,573	351,625	84,948
Total contractual cash obligations	$5,566,615	$670,502	$4,896,113
________________________
(1)Estimated interest payments are calculated based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of December 31, 2025 for variable rate debt, timing of scheduled payments and the term of the debt obligations.
Critical Accounting Estimates
We prepare our financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. “Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
We measure expected future recoveries based on historical experience, current conditions, and reasonable and supportable forecasts. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity, the productivity of our collection staff, and the deployment of technologies and digital capabilities. External factors that may have an impact on our collections include macroeconomic conditions, new laws or regulations, and new interpretations of existing laws or regulations.
See “Note 4: Receivable Portfolios, Net” to our consolidated financial statements for further discussion of receivable portfolios.
Valuation of Goodwill
Business combinations typically result in the recording of goodwill and other intangible assets. The excess of the purchase price over the fair value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest in the acquiree is recorded as goodwill.
Goodwill is tested annually for impairment and in interim periods if events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill impairment assessment at the reporting unit level. Effective for the year ended December 31, 2025, we changed our annual goodwill impairment testing date from the first day of the fourth quarter to the last day of the fourth quarter to better align with our annual budgeting process. Any impairment charges resulting from this impairment assessment process are reported in the fourth quarter.
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
From time to time, cross-currency swap agreements are used to effectively convert fixed-rate Euro-denominated borrowings and fixed-rate GBP-denominated borrowings, including the principal amount of the underlying debt and periodic interest payments, to fixed-rate U.S. dollar denominated debt and are accounted for as fair value hedges. As of December 31, 2025, we had no outstanding cross-currency swap agreements with financial counterparties.
Interest Rates
We have variable interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate cap contracts with financial counterparties to manage our interest rate risk. As of December 31, 2025, our interest rate swap contracts had a total notional amount of $1,030.0 million and our interest rate cap contracts had a total notional amount of $817.0 million. Both the interest rate swap and the interest rate cap instruments are designated as cash flow hedges and are accounted for using hedge accounting. Refer to “Note 3: Derivatives and Hedging Instruments” for further details.
Our variable interest-bearing debt that is not hedged by derivative financial instruments is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remain constant. The rates used in our variable interest-bearing debt are based on Term SOFR, EURIBOR, or other index rates, which in certain cases are subject to a floor. A hypothetical 50 basis points increase or decrease in interest rates as of December 31, 2025 related to variable rate debt agreements not hedged by derivatives would have an approximately $5.2 million negative or positive impact on income before income taxes.
As of December 31, 2025, our outstanding interest rate swap agreements had a fair value liability position of $16.3 million. If the market interest rates increased 50 basis points, the result would have a favorable effect to the interest rate swap’s fair value of approximately $8.5 million. Conversely, if the market interest rates decreased 50 basis points, the result would have an unfavorable effect to the interest rate swap’s fair value of approximately $8.6 million. As of December 31, 2025, our outstanding interest rate cap contracts had a fair value asset position of $0.3 million. We do not expect a 50 basis points change to have a material effect on the fair value of these interest cap contracts.
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

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective, at the reasonable assurance level, as of such date.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
BDO USA, P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2025, as stated in its report below.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Encore Capital Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
San Diego, California
February 25, 2026

Item 9B—Other Information
On November 26, 2025, Ryan Bell, President of MCM, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 7,500 shares of Encore Capital Group, Inc. common stock between March 2, 2026 and February 26, 2027, subject to certain conditions.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
We have adopted policies and procedures that govern the purchase, sale, or other dispositions of our securities by directors, officers and employees, other covered persons and the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is included as Exhibit 19 to this Annual Report on Form 10-K.
The other information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11—Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14—Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.1	Restated Certificate of Incorporation	S-1/A	333-77483	3.1	6/14/1999
3.1.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-26489	3.1	4/4/2002
3.1.3	Second Certificate of Amendment to the Certificate of Incorporation	10-Q	000-26489	3.1.3	8/7/2019
3.2	Amended and Restated Bylaws, as amended through December 13, 2022	8-K	000-26489	3.1	12/16/2022
4.1	Form of Common Stock Certificate	S-3	333-163876	4.7	12/21/2009
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-26489	4.14	2/21/2024
4.17	Indenture dated December 21, 2020 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	8-K	000-26489	4.1	12/21/2020
4.17.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated December 21, 2020, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, Citibank, N.A., London Branch as trustee and Truist Bank as security agent for Encore 2028 Floating Rate Notes	10-K	000-26489	4.17.1	2/22/2023
4.18	Indenture dated June 1, 2021 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	8-K	000-26489	4.1	6/1/2021

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.18.1	First Supplemental Indenture, dated November 14, 2022, to the Indenture, dated June 1, 2021, by and between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2028 Notes	10-K	000-26489	4.18.1	2/22/2023
4.19	Indenture (including form of note), dated March 3, 2023, by and among Encore Capital Group, Inc. and Truist Bank, as trustee, for 2029 Convertible Notes	8-K	000-26489	4.1	3/3/2023
4.20	Indenture dated March 20, 2024 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2029 Notes	8-K	000-26489	4.1	3/21/2024
4.21	Indenture dated May 21, 2024 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for Encore 2030 Notes	8-K	000-26489	4.1	5/21/2024
4.22	Indenture dated October 1, 2025 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent	8-K	000-26489	4.1	10/2/2025
10.1+	Form of Indemnification Agreement	8-K	000-26489	10.1	5/4/2006
10.5+	Encore Capital Group, Inc. Executive Separation Plan	10-K	000-26489	10.5	2/23/2022
10.7+	Non-Employee Director Compensation Program Guidelines, effective June 7, 2024	10-Q	000-26489	10.2	8/7/2024
10.8+	Non-Employee Director Deferred Stock Compensation Plan	10-Q	000-26489	10.2	8/4/2016
10.8.1+	First Amendment to Non-Employee Director Deferred Stock Compensation Plan, dated August 11, 2016	10-Q	000-26489	10.1	11/9/2016
10.11+	The Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.3	6/20/2017
10.11.1+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	6/20/2017
10.11.2+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.5	6/20/2017
10.11.3+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.6	6/20/2017
10.11.7+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan (Executive Separation Plan Participant)	8-K	000-26489	10.3	3/15/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11.8+	Form of Performance Share Unit Award Grant Notice and Award Agreement (TSR) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	8-K	000-26489	10.4	3/15/2018
10.11.10+	Form of Performance Share Unit Award Grant Notice and Award Agreement (ROIC) under the Encore Capital Group, Inc. 2017 Incentive Award Plan	10-K	000-26489	10.11.10	2/23/2023
10.19	Amended and Restated Senior Facilities Agreement, dated October 17, 2024, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent	8-K	000-26489	10.1	10/23/2024
10.19.1	Amendment Letter, dated May 22, 2025, to the Amended and Restated Senior Facilities Agreement, dated October 17, 2024, by and among Encore Capital Group, Inc., the several guarantors, banks and other financial institutions and lenders from time to time party thereto and Truist Bank as Agent and Security Agent	8-K	000-26489	10.1	5/23/2025
10.27	Form of Capped Call Confirmations for 2029 Convertible Notes	8-K	000-26489	10.1	3/3/2023
10.29	Employment offer letter by and between Encore Capital Group, Inc. and Tomas Hernanz dated March 31, 2025	10-Q	000-26489	10.1+	5/7/2025
10.30+	Transition and Consulting Agreement by and between Encore Capital Group, Inc. and Jonathan Clark dated March 28, 2025	10-Q	000-26489	10.2+	5/7/2025
19	Insider Trading Policy	10-K	000-26489	19	2/26/2025
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)					X
97.1	Encore Policy for Recovery of Erroneously Awarded Compensation	10-K	000-26489	97.1	2/21/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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
Date: February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ ASHISH MASIH	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Ashish Masih

/s/ TOMAS HERNANZ	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2026
Tomas Hernanz

/s/ WILLIAM C. GOINGS	Director	February 25, 2026
William C. Goings

/s/ ASHWINI GUPTA	Director	February 25, 2026
Ashwini Gupta

/s/ WENDY G. HANNAM	Director	February 25, 2026
Wendy G. Hannam

/s/ JEFFREY A. HILZINGER	Director	February 25, 2026
Jeffrey A. Hilzinger

/s/ ANGELA A. KNIGHT	Director	February 25, 2026
Angela A. Knight

/s/ MICHAEL P. MONACO	Director	February 25, 2026
Michael P. Monaco

/s/ LAURA OLLE	Director	February 25, 2026
Laura Olle

/s/ RICHARD P. STOVSKY	Director	February 25, 2026
Richard P. Stovsky

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Encore Capital Group, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2026, expressed an unqualified opinion thereon.
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
Estimate of Expected Future Recoveries on Purchased Credit Deteriorated Assets
As described in Note 4 to the consolidated financial statements, the Company’s receivable portfolios, net balance was approximately $4.4 billion at December 31, 2025 and the resulting changes in recoveries for the year ended December 31, 2025 was an increase of $208.8 million. As more fully described in Notes 1 and 4 to the consolidated financial statements, receivable portfolios, net is comprised of purchased loans that have experienced significant deterioration of credit quality since origination. In accordance with the Company’s charge-off policy, each individual loan is deemed to be uncollectible. Receivable portfolio purchases are aggregated based on similar risk characteristics (“pool”), and a negative allowance is established based on expected future recoveries of the pool using a discounted cash flow approach. Subsequent changes (favorable and unfavorable) in expected future recoveries are recognized within changes in recoveries in the consolidated statements of operations. The Company reviews each pool for current trends, actual versus expected performance, and expected timing of future recoveries (curve shape). The Company then re-forecasts the timing and amounts of expected future recoveries.

We identified certain assumptions used in the determination of the estimate of expected future recoveries on purchased credit deteriorated assets as a critical audit matter. Estimated future recoveries are based on historical experience, current conditions and reasonable and supportable forecasts. Auditing such assumptions required a high degree of auditor judgment and an increased auditor effort.
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
•Testing the existence and accuracy of collection data used by management to monitor each pool for current trends, actual versus expected performance, and the expected amount and timing of future recoveries (curve shape).
•Evaluating management’s process used to develop estimates of expected future recoveries and certain qualitative factors by: (i) testing source data; and (ii) evaluating the reasonableness of assumptions by comparing to historical results, including current and past period forecasts to actual performance, recent performance trends, and curve shape.
Goodwill Impairment Assessment
As described in Note 15 to the consolidated financial statements, the Company’s goodwill balance was approximately $536.3 million at December 31, 2025, which was allocated between three reporting units, MCM, Cabot and EARC. The Company performed its annual goodwill impairment assessment as of December 31, 2025, and determined that the fair value of each reporting unit was in excess of its carrying value. For the MCM and Cabot reporting units, management performed a quantitative analysis, which utilized a combination of the income and the market approaches. The Company also evaluated the aggregate fair value of its reporting units to its aggregate market capitalization at the testing date.
We identified certain assumptions used in the December 31, 2025, goodwill impairment assessment of the MCM and Cabot reporting units as a critical audit matter because of the judgments management made as part of the assessment to estimate the fair value of the reporting units. The income approach required significant management assumptions, such as certain assumptions used in the cash flow forecasts, the discount rate, and the terminal value. The market approach required significant management judgment in the selection of appropriate peer group companies and valuation multiples. Auditing such assumptions required a high degree of auditor judgment due to the nature and extent of auditor effort, including the extent of specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s process for developing fair value estimates determined using the income and market approaches including assessing the relevance and reliability of underlying data and comparing certain assumptions to historical results and market participant data.
•Comparing the reconciliation of the fair value of the Company’s reporting units to the indicated market capitalization of the Company, as a whole.
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
San Diego, California
February 25, 2026

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$156,784	$199,865
Receivable portfolios, net	4,371,532	3,776,369
Property and equipment, net	82,080	80,597
Other assets	193,113	225,090
Goodwill	536,291	507,808
Total assets	$5,339,800	$4,789,729
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$230,261	$233,545
Borrowings	4,001,293	3,672,762
Other liabilities	131,496	116,091
Total liabilities	4,363,050	4,022,398
Commitments and contingencies (Note 13)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 21,688 shares and 23,691 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	217	237
Additional paid-in capital	—	19,297
Accumulated earnings	1,104,640	909,927
Accumulated other comprehensive loss	(128,107)	(162,130)
Total stockholders’ equity	976,750	767,331
Total liabilities and stockholders’ equity	$5,339,800	$4,789,729

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

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$40,256	$23,875
Receivable portfolios, net	1,151,221	895,704
Other assets	3,540	3,699
Liabilities
Accounts payable and accrued liabilities	3,101	2,946
Borrowings	791,182	599,830
Other liabilities	2,774	887
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Portfolio revenue	$1,455,795	$1,302,567	$1,204,437
Changes in recoveries	208,771	(89,740)	(82,530)
Total debt purchasing revenue	1,664,566	1,212,827	1,121,907
Servicing revenue	88,388	84,783	83,136
Other revenues	15,848	18,751	17,637
Total revenues	1,768,802	1,316,361	1,222,680
Operating expenses
Salaries and employee benefits	458,233	422,910	391,532
Cost of legal collections	315,451	259,298	224,252
General and administrative expenses	165,948	163,847	144,862
Other operating expenses	144,476	130,802	111,179
Collection agency commissions	29,287	30,596	35,657
Depreciation and amortization	28,760	32,434	41,737
Goodwill impairment	—	100,600	238,200
Impairment of assets	—	18,544	18,726
Total operating expenses	1,142,155	1,159,031	1,206,145
Income from operations	626,647	157,330	16,535
Other expense
Interest expense	(293,910)	(252,545)	(201,877)
Loss on extinguishment of debt	(1,614)	(7,832)	—
Other income	5,036	6,832	5,078
Total other expense	(290,488)	(253,545)	(196,799)
Income (loss) before income taxes	336,159	(96,215)	(180,264)
Provision for income taxes	(79,325)	(43,029)	(26,228)
Net income (loss)	$256,834	$(139,244)	$(206,492)

Income (loss) per share:
Basic	$11.05	$(5.83)	$(8.72)
Diluted	$10.91	$(5.83)	$(8.72)

Weighted average shares outstanding:
Basic	23,234	23,873	23,670
Diluted	23,534	23,873	23,670

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$256,834	$(139,244)	$(206,492)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	1,753	(13,627)	(44,478)
Income tax effect	(419)	352	4,891
Unrealized gain (loss) on derivative instruments, net of tax	1,334	(13,275)	(39,587)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	32,795	(29,081)	15,376
Income tax effect	(106)	720	(893)
Other	—	3,426	—
Unrealized gain (loss) on foreign currency translation	32,689	(24,935)	14,483
Other comprehensive income (loss), net of tax	34,023	(38,210)	(25,104)
Comprehensive income (loss)	$290,857	$(177,454)	$(231,596)

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2022	23,323	$233	$—	$1,278,210	$(98,816)	$1,179,627
Net loss	—	—	—	(206,492)	—	(206,492)
Other comprehensive loss, net of tax	—	—	—	—	(25,104)	(25,104)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	222	2	(5,108)	—	—	(5,106)
Stock-based compensation	—	—	13,854	—	—	13,854
Purchase of capped call options, net of tax effect	—	—	(13,865)	—	—	(13,865)
Unwind of the existing capped call options	—	—	30,913	—	—	30,913
Settlement of convertible senior notes	—	—	(14,742)	(22,547)	—	(37,289)
Balance as of December 31, 2023	23,545	235	11,052	1,049,171	(123,920)	936,538
Net loss	—	—	—	(139,244)	—	(139,244)
Other comprehensive loss, net of tax	—	—	—	—	(41,636)	(41,636)
Issuance of share-based awards, net of shares withheld for employee taxes	146	2	(5,767)	—	—	(5,765)
Stock-based compensation	—	—	14,012	—	—	14,012
Other	—	—	—	—	3,426	3,426
Balance as of December 31, 2024	23,691	237	19,297	909,927	(162,130)	767,331
Net income	—	—	—	256,834	—	256,834
Other comprehensive income, net of tax	—	—	—	—	34,023	34,023
Issuance of share-based awards, net of shares withheld for employee taxes	115	1	(3,100)	—	—	(3,099)
Repurchase and retirement of common stock	(2,118)	(21)	(28,260)	(62,121)	—	(90,402)
Stock-based compensation	—	—	18,269	—	—	18,269
Settlement of convertible senior notes	—	—	(6,206)	—	—	(6,206)
Balance as of December 31, 2025	21,688	$217	$—	$1,104,640	$(128,107)	$976,750

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$256,834	$(139,244)	$(206,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,760	32,434	41,737
Other non-cash interest expense, net	14,364	16,325	17,160
Stock-based compensation expense	18,269	14,012	13,854
Deferred income taxes	29,819	(22,280)	(55,916)
Goodwill impairment	—	100,600	238,200
Impairment of assets	—	18,544	18,726
Changes in recoveries	(208,771)	89,740	82,530
Other, net	7,654	17,880	(2,259)
Changes in operating assets and liabilities
Other assets	9,923	(28,245)	15,894
Accounts payable, accrued liabilities and other liabilities	(3,653)	56,402	(10,443)
Net cash provided by operating activities	153,199	156,168	152,991
Investing activities:
Purchases of receivable portfolios, net of put-backs	(1,389,064)	(1,336,442)	(1,060,206)
Collections applied to receivable portfolios	1,136,991	859,911	658,130
Purchases of real estate owned	—	(212)	(26,901)
Purchases of property and equipment	(26,270)	(29,007)	(24,807)
Proceeds from sale of real estate owned	37,650	56,396	52,636
Other, net	(1,893)	8,924	(793)
Net cash used in investing activities	(242,586)	(440,430)	(401,941)
Financing activities:
Payment of loan and debt refinancing costs	(10,210)	(21,418)	(13,707)
Proceeds from credit facilities	1,273,254	2,031,470	1,196,046
Repayment of credit facilities	(1,359,011)	(1,868,111)	(989,627)
Proceeds from senior secured notes	500,000	1,000,000	104,188
Repayment of senior secured notes	(115,965)	(789,106)	(39,080)
Proceeds from issuance of convertible senior notes	—	—	230,000
Repayment of convertible senior notes	(106,206)	—	(212,480)
Repayment of other debt	(42,469)	(22,078)	(12,715)
Payments to settle derivative instruments	—	(40,038)	—
Repurchase and retirement of common stock	(90,402)	—	—
Other, net	(4,137)	27,055	5,675
Net cash provided by financing activities	44,854	317,774	268,300
Net (decrease) increase in cash and cash equivalents	(44,533)	33,512	19,350
Effect of exchange rate changes on cash and cash equivalents	1,452	7,989	(4,898)
Cash and cash equivalents, beginning of period	199,865	158,364	143,912
Cash and cash equivalents, end of period	$156,784	$199,865	$158,364

Supplemental disclosures of cash flow information:
Cash paid for interest	$259,812	$210,580	$163,815
Cash paid for income taxes, net of refunds	54,766	67,091	68,522
Supplemental schedule of non-cash investing activities:
Receivable portfolios transferred to real estate owned	$3,739	$5,966	$7,957

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
Through Midland Credit Management, Inc. and its domestic affiliates (collectively, “MCM”), the Company is a market leader in portfolio purchasing and recovery in the United States. Through Cabot Credit Management Limited and its subsidiaries and European affiliates (collectively, “Cabot”), the Company is one of the largest credit management services providers in Europe and the United Kingdom. These are the Company’s primary operations.
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
Recently Adopted Accounting Pronouncements
On January 1, 2025, the Company adopted Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The Company adopted ASU 2023-09 using the prospective approach. The Company expanded its income tax disclosure as a result of adopting this new accounting standard.
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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the potential impact, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased loans. Under ASU 2025-08, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. The amendments in this update also clarify the recognition and measurement guidance for purchased seasoned loans, including the determination of the initial allowance for credit losses and the subsequent accounting for changes in expected credit losses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 introduces targeted amendments intended to further align hedge accounting with an entity’s risk management activities and to simplify the application of certain aspects of the hedge accounting guidance in ASC 815. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates significant estimates, including estimated future recoveries on its receivable portfolios, fair value of goodwill, and income taxes, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company maintains its cash and cash equivalents in multiple financial institutions and certain account balances exceed federally insurable limits, which exposes the Company to credit risk. To date, the Company has experienced no loss or lack of access to cash in its bank accounts. The Company believes any risks are mitigated by maintaining cash with highly rated financial institutions. The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate their fair value.
Included in cash and cash equivalents is cash collected on behalf of and due to third-party clients. A corresponding balance is included in accounts payable and accrued liabilities. The balance of cash held for clients was $22.5 million and $21.5 million as of December 31, 2025 and 2024, respectively.
Receivable Portfolios
The Company purchases portfolios of loans that have experienced significant deterioration of credit quality since origination from banks and other financial institutions. These financial assets are defined as purchased credit deteriorated (or “PCD”) assets under the accounting standard for Financial Instruments - Credit Losses (“CECL”). Under the PCD accounting model, the purchased assets are recognized at their face value with an offsetting allowance and noncredit discount allocated to the individual receivables as the unit of account is at the individual loan level. Since each loan is deeply delinquent and deemed uncollectible at the individual loan level, the Company applies its charge-off policy and fully writes-off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which ultimately equals the amount paid for a portfolio purchase and presented as “Receivable portfolios, net” in the Company’s consolidated statements of financial condition. The discount rate is an effective interest rate (or “purchase EIR”) based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. The amount of the negative allowance (i.e., receivable portfolios) will not exceed the total amortized cost basis of the loans written-off.
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
The Company measures expected future recoveries based on historical experience, current conditions, reasonable and supportable forecasts, and other quantitative and qualitative factors. Factors that may change the expected future recoveries may include both internal as well as external factors. Internal factors include operational performance, such as capacity, the productivity of the Company’s collection staff, and the deployment of technologies and digital capabilities. External factors that may have an impact on the Company’s collections include new laws or regulations, new interpretations of existing laws or regulations, and macroeconomic conditions.
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
Goodwill
Goodwill represents the excess of purchase price over the value assigned to tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest of businesses acquired. Goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value. See “Note 15: Goodwill” for further discussion of the Company’s goodwill.

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
Income Taxes
The provision for income taxes is estimated using the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which the differences are expected to be realized or settled. At each reporting date, the Company considers new evidence, both positive and negative, that could affect future realization of deferred tax assets including historical earnings, taxable income in prior carryback years if permitted under tax law, projections of future income, timing of reversing temporary differences and the implementation of feasible and prudent tax planning strategies. In the event that it is more likely than not that all or part of the deferred tax assets are determined not to be realizable in the future, the Company would establish or increase a valuation allowance in the period such determination is made, with a corresponding charge to earnings. In the event the Company realizes deferred tax assets that were previously determined to be unrealizable, the Company would release or decrease the respective valuation allowance, with a corresponding positive adjustment to earnings. The calculation of tax liabilities involves significant judgment in estimating the impact and timing of resolution of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operation and financial position. The Company records liabilities related to uncertain tax positions when it believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities, despite its belief that those tax return positions are supportable. The Company includes interest and penalties related to income taxes within its provision for income taxes. See “Note 11: Income Taxes” for further discussion.
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

A reconciliation of shares used in calculating income or loss per basic and diluted shares follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$256,834	$(139,244)	$(206,492)

Total weighted-average basic shares outstanding	23,234	23,873	23,670
Dilutive effect of stock-based awards	223	—	—
Dilutive effect of convertible and exchangeable senior notes	77	—	—
Total weighted-average dilutive shares outstanding	23,534	23,873	23,670

Basic income (loss) per share	$11.05	$(5.83)	$(8.72)
Diluted income (loss) per share	$10.91	$(5.83)	$(8.72)
The Company had no employee stock options outstanding during the years ended December 31, 2025, and 2024. Anti-dilutive employee stock options outstanding were negligible during the years ended December 31, 2023.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$286	$—	$286
Liabilities
Interest rate swap agreements	—	(16,338)	—	(16,338)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$252	$—	$252
Liabilities
Interest rate swap agreements	—	(18,360)	—	(18,360)
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

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. Goodwill and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair values are determined using various valuation techniques under Level 3 fair value hierarchy. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was $18.1 million and $38.1 million as of December 31, 2025 and December 31, 2024, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the consolidated statements of financial condition as of December 31, 2025 and December 31, 2024 (in thousands):

		December 31, 2025		December 31, 2024
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$156,784	$156,784	$199,865	$199,865
Receivable portfolios, net	Level 3	4,371,532	4,895,167	3,776,369	4,052,645
Other assets(1)	Level 2	118,130	118,130	128,674	128,674
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	230,261	230,261	233,545	233,545
Global senior secured revolving credit facility	Level 2	631,998	631,998	865,365	865,365
Senior secured notes(2)	Level 2	2,322,890	2,385,645	1,843,386	1,893,367
Convertible senior notes due October 2025	Level 2	—	—	100,000	129,100
Convertible senior notes due March 2029	Level 2	230,000	253,260	230,000	232,611
Cabot securitisation senior facility	Level 2	343,539	343,539	319,137	319,137
U.S. facility	Level 2	450,000	450,000	283,500	283,500
Other borrowings	Level 2	52,926	52,926	64,904	64,904
Other liabilities(1)	Level 2	115,158	115,158	97,731	97,731
________________________
(1)Only includes financial instruments not required to be carried at fair value. Derivative instruments, which are required to be carried at fair value are excluded.
(2)Carrying amount represents historical cost, adjusted for any related debt discount.
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
Borrowings:
The Company’s convertible notes and senior secured notes are carried at historical cost, adjusted for the applicable debt discount. The fair value estimate for the convertible notes and the senior secured notes incorporates quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

The carrying values of the Company’s senior secured revolving credit facility, securitisation senior facility, U.S. facility and other borrowings approximate their respective fair values due to the use of current market rates that are repriced frequently.
Others:
The carrying values of the Company’s cash and cash equivalents, certain other assets, accounts payable and accrued liabilities, and other liabilities approximate their respective fair values due to their short-term nature.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$286	Other assets	$252
Interest rate swap agreements	Other liabilities	(16,338)	Other liabilities	(18,360)
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
The following table summarizes the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s consolidated statements of financial condition:

December 31, 2025
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$343.5 million	SONIA
2025 Cap	September 2026	January 2028	Cash flow hedge	$343.5 million	SONIA
2025 Cap - U.S. Facility	December 2025	October 2028	Cash flow hedge	$130.0 million	1-month SOFR CME Term
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$117.5 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$487.5 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S. Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - U.S.Facility	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - Global Senior Facility	April 2025	April 2027	Cash flow hedge	$150.0 million	1-month SOFR CME Term

December 31, 2024
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$319.1 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$103.5 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$429.6 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S. Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term

The Company expects to reclassify approximately $10.6 million of net derivative loss from OCI into earnings relating to its cash flow designated derivatives within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.

The following table summarizes the effects of derivatives designated as hedging instruments in the Company’s consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	(Loss) Gain Recognized in OCI			Location of (Loss) Gain Reclassified from OCI into Income (Loss)	(Loss) Gain Reclassified from OCI
	Year Ended December 31,				Year Ended December 31,
	2025	2024	2023		2025	2024	2023
Interest rate swap agreements	$(2,648)	$6,602	$(22,184)	Interest expense	$(4,671)	$2,453	$325
Interest rate cap contracts	(1,883)	(14,309)	(22,820)	Interest expense	(1,613)	(2,029)	(1,856)
Cross-currency swap agreements	—	(17,460)	3,496	Interest expense	—	(3,062)	(5,057)
				Other (expense) income	—	(8,902)	5,886
Derivatives Not Designated as Hedging Instruments
From time to time, the Company enters into currency exchange forward contracts to reduce the effects of currency exchange rate fluctuations. These derivative contracts generally mature within one to six months and are not designated as hedge instruments for accounting purposes. The gains or losses on these unhedged derivative contracts are recognized in other income or expense based on the changes in fair value. The Company did not have any derivatives that were not designated as hedging instruments as of December 31, 2025 and 2024.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated statements of operations during the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
		2025	2024	2023
Interest rate cap contracts	Other income (expense)	$—	$267	$(556)
Note 4: Receivable Portfolios, Net
Receivable portfolios, net consist of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2025	2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,371,532	3,776,369
Balance, end of period	$4,371,532	$3,776,369

The following table summarizes the changes in the balance of receivable portfolios, net during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$3,776,369	$3,468,432	$3,088,261
Negative allowance for expected recoveries - portfolio purchases(1)	1,408,083	1,352,035	1,073,812
Collections applied to receivable portfolios, net(2)	(1,136,991)	(859,911)	(658,130)
Changes in recoveries(3)	208,771	(89,740)	(82,530)
Put-backs and Recalls	(19,019)	(15,593)	(13,606)
Disposals and transfers to real estate owned	(3,739)	(26,001)	(7,957)
Foreign currency translation adjustments	138,058	(52,853)	68,582
Balance, end of period	$4,371,532	$3,776,369	$3,468,432
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Purchase price	$1,408,083	$1,352,035	$1,073,812
Allowance for credit losses	3,760,756	5,489,543	3,430,036
Amortized cost	5,168,839	6,841,578	4,503,848
Noncredit discount	6,708,938	8,661,113	5,333,109
Face value	11,877,777	15,502,691	9,836,957
Write-off of amortized cost	(5,168,839)	(6,841,578)	(4,503,848)
Write-off of noncredit discount	(6,708,938)	(8,661,113)	(5,333,109)
Negative allowance	1,408,083	1,352,035	1,073,812
Negative allowance for expected recoveries - portfolio purchases	$1,408,083	$1,352,035	$1,073,812

(2)Collections applied to receivable portfolios, net, is calculated as follows during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Cash Collections	$2,592,786	$2,162,478	$1,862,567
Less - amounts classified to portfolio revenue	(1,455,795)	(1,302,567)	(1,204,437)
Collections applied to receivable portfolios, net	$1,136,991	$859,911	$658,130
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Year Ended December 31,
	2025	2024	2023
Recoveries above (below) forecast	$197,761	$78,202	$(33,405)
Changes in expected future recoveries	11,010	(167,942)	(49,125)
Changes in recoveries	$208,771	$(89,740)	$(82,530)
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the year ended December 31, 2025, over-performed the projected cash flows by $197.8 million, primarily driven by collections over-performance in the U.S. resulting from enhanced collections strategies.
Changes in expected future recoveries are reassessed each quarter, the Company considers, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment when updating the forecasts of expected lifetime recoveries. The significant recoveries above forecast during the year ended December 31, 2025 were carefully evaluated. Management concluded that the recoveries above forecast were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Therefore, the updated forecast did not result in a material change in expected future recoveries. The Company recorded a net positive change in expected future recoveries of $11.0 million during the year ended December 31, 2025.
Note 5: Composition of Certain Financial Statement Items
Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment and software	$210,861	$188,487
Leasehold improvements	40,810	38,769
Furniture, fixtures and equipment	22,282	21,373
Construction in process	9,494	14,588
Other	1,518	1,472
	284,965	264,689
Less: accumulated depreciation	(202,885)	(184,092)
	$82,080	$80,597
During the year ended December 31, 2024, the Company recorded an impairment charge of $18.5 million related to its computer systems used in its debt servicing business. The Company did not incur any asset impairment charge during the year ended December 31, 2025.
Depreciation expense related to property and equipment was $28.8 million, $32.4 million, and $38.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Other Assets
Other assets consist of the following as of the dates presented (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$56,629	$58,089
Prepaid expenses	36,162	35,564
Other financial receivables	21,110	18,952
Real estate owned	18,068	38,075
Service fee receivables	13,131	10,914
Income tax deposits	12,959	10,438
Deferred tax assets	5,766	8,418
Other	29,288	44,640
Total	$193,113	$225,090

Note 6: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of December 31, 2025. The components of the Company’s consolidated borrowings were as follows (in thousands):

	December 31, 2025	December 31, 2024
Global senior secured revolving credit facility	$631,998	$865,365
Senior secured notes	2,324,335	1,846,047
Convertible senior notes	230,000	330,000
Cabot securitisation senior facility	343,539	319,137
U.S. facility	450,000	283,500
Other	52,926	64,904
Finance lease liabilities	596	1,065
	4,033,394	3,710,018
Less: debt discount and issuance costs, net of amortization	(32,101)	(37,256)
Total	$4,001,293	$3,672,762
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). On May 22, 2025, the Company issued an additional commitment increase notice and entered into an amendment letter that amended and supplemented the Global Senior Facility to, among other things, (1) reflect a $190.0 million upsize of the facility from $1,295.0 million to $1,485.0 million, and (2) extend the termination date of the facility from September 2028 to September 2029, except for a $69.5 million tranche that terminates in September 2028. The amendment was accounted for as a debt modification. As of December 31, 2025, the Global Senior Facility included the following key provisions:
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
As of December 31, 2025, the outstanding borrowings under the Global Senior Facility were $632.0 million. The weighted average interest rate of the Global Senior Facility was 6.39% and 7.51% for the years ended December 31, 2025 and December 31, 2024, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $814.3 million as of December 31, 2025.

Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	December 31, 2025	December 31, 2024	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2028 Notes	$336,803	$312,880	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	487,532	533,167	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	500,000	500,000	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	500,000	USD	May 15, 2030	May 15, Nov 15	8.500%
Encore 2031 Notes	500,000	—	USD	Apr 15, 2031	Apr 15, Oct 15	6.625%
	$2,324,335	$1,846,047
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
In October 2025, the Company issued $500.0 million in aggregate principal amount of 6.625% Senior Secured Notes due April 2031 at an issue price of 100.000% (the “Encore 2031 Notes”). Interest on the Encore 2031 Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on April 15, 2026. The Company used the proceeds from this offering to pay down drawings under its Global Senior Facility and to pay certain transaction fees and expenses incurred in connection with the offering of the Encore 2031 Notes.
In November 2025, the Company repaid €100.0 million (approximately $117.5 million based on an exchange rate of $1.00 to €0.85, the exchange rate as of December 31, 2025) of the principal outstanding under the Encore 2028 Floating Rate Notes. This repayment was funded by borrowings from our Global Senior Facility. In connection with the partial repayment of the Encore 2028 Floating Rate Notes, the Company wrote off the related unamortized debt discount and issuance costs and recognized a loss on extinguishment of debt of $1.6 million during the year ended December 31, 2025.
The Encore 2028 Floating Rate Notes had a weighted average interest rate of 6.58% and 7.96% for the years ended December 31, 2025 and 2024, respectively.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Note”) ($ in thousands):

	December 31, 2025	December 31, 2024	Maturity Date	Interest Payment Dates	Interest Rate
2025 Convertible Notes	$—	$100,000	Oct 1, 2025	Apr 1, Oct 1	3.250%
2029 Convertible Notes	230,000	230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
	$230,000	$330,000
In October 2025, the Company settled its $100.0 million 2025 Convertible Notes upon conversion in cash for $106.2 million, of which $6.2 million (the excess above the principal amount) represented the conversion spread and was recognized as a reduction in the Company’s stockholders’ equity in the Company’s consolidated statement of financial condition as of December 31, 2025. No gain or loss was recognized as a result of the conversion of the 2025 Convertible Notes. The settlement was funded by borrowings from the Company’s Global Senior Facility.
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
Certain key terms related to the convertible features as of December 31, 2025 are listed below ($ in thousands, except conversion or exchange price):

2029 Convertible Notes
Initial conversion price	$65.89
Closing stock price at date of issuance	$51.68
Closing stock price date	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	15.1763
Effective conversion price(1)	$82.69
Excess of if-converted value compared to principal(2)	$—
Conversion date	Dec 15, 2028
______________________
(1)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(2)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on December 31, 2025 using a hypothetical share price based on the closing stock price on December 31, 2025.

Prior to the close of business on the business day immediately preceding the free conversion date (listed above), holders may convert their Convertible Notes under certain circumstances set forth in the indenture. On or after the free conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
The Company’s convertible notes are carried as a single liability, which reflects the principal amount of the convertible notes. Interest expense related to the Convertible Notes was $11.6 million, $12.5 million, and $12.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
As of December 31, 2025, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $343.5 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2025). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was £279.4 million (approximately $376.4 million based on an exchange rate of $1.00 to £0.74, the exchange rate as of December 31, 2025) as of December 31, 2025. The weighted average interest rate of the Cabot Securitisation Senior Facility, was 7.44% and 8.32% for the years ended December 31, 2025 and 2024, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
U.S. Facility
In October 2023, an indirect subsidiary of Encore (“U.S. Financing Subsidiary”), entered into a facility (as amended, the “U.S. Facility”). On July 3, 2025, the U.S. Facility was amended to extend the maturity date from October 2027 to October

2028 and to increase the committed amount from $300.0 million to $450.0 million. The amendment was accounted for as a debt modification. Funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.50%.
As of December 31, 2025, the outstanding borrowings under the U.S. Facility were $450.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of December 31, 2025, this included receivables acquired from MCM, the book value of which was $770.5 million. The weighted average interest rate of the U.S. Facility was 7.71% and 8.62% for the years ended December 31, 2025 and 2024, respectively.
The U.S. Facility is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 7: Variable Interest Entities” for further details.
Finance Lease Liabilities
The Company has finance lease liabilities primarily for computer equipment. As of December 31, 2025, the Company’s finance lease liabilities were $0.6 million. Refer to “Note 12: Leases” for further details.
Maturity Schedule
The aggregate amounts of the Company’s borrowings, including finance lease liabilities, maturing in each of the next five years and thereafter are as follows (in thousands):

2026	$21,301
2027	20,497
2028	1,351,932
2029	1,296,125
2030	843,539
Thereafter	500,000
Total	$4,033,394
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
As of December 31, 2025, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company’s exposure to loss is limited to the total of the carrying value of the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 8: Common Stock
On August 12, 2015, the Company’s Board of Directors authorized a $50.0 million share repurchase program. On May 5, 2021, the Company announced that the Board of Directors had authorized an increase in the size of the repurchase program from $50.0 million to $300.0 million (an increase of $250.0 million). On November 3, 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by the Company’s management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the year ended December 31, 2025, the Company repurchased 2,117,733 shares of common stock for $89.5 million under the share repurchase program. The Company did not make any repurchases under the share repurchase program during the years ended December 31, 2024 or 2023. The Company’s practice is to retire the shares repurchased.
The Company records the excess of repurchase price over the par amount to additional paid-in capital, then to retained earnings once additional paid-in capital is reduced to zero. Direct costs relating to the stock repurchases are treated as stock issuance costs and are included in stockholders’ equity.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$36,494	$(135,310)	$(98,816)
Other comprehensive (loss) income before reclassification	(41,508)	15,376	(26,132)
Reclassification	(2,970)	—	(2,970)
Tax effect	4,891	(893)	3,998
Balance at December 31, 2023	(3,093)	(120,827)	(123,920)
Other comprehensive loss before reclassification	(25,167)	(29,081)	(54,248)
Reclassification	11,540	—	11,540
Other	—	3,426	3,426
Tax effect	352	720	1,072
Balance at December 31, 2024	(16,368)	(145,762)	(162,130)
Other comprehensive (loss) income before reclassification	(4,531)	32,795	28,264
Reclassification	6,284	—	6,284
Tax effect	(419)	(106)	(525)
Balance at December 31, 2025	$(15,034)	$(113,073)	$(128,107)
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
Total stock-based compensation expense during the years ended December 31, 2025, 2024, and 2023 was $18.3 million, $14.0 million, and $13.9 million, respectively. The Company recognized tax benefit on total stock-based compensation expense of $2.5 million, $1.9 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The tax benefit realized related to awards vested was $1.2 million, $1.2 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
A summary of the Company’s stock award activities as of December 31, 2025, and changes during the year then ended, is presented below:

	Non-Vested Shares (1)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	607,459	$52.84
Awarded	533,685	$35.46
Vested	(221,224)	$51.30
Cancelled	(48,780)	$68.63
Non-vested as of December 31, 2025	871,140	$41.70
________________________
(1)Certain of the Company’s stock awards have a vesting matrix under which the stock awards can vest at a maximum level that is up to 200% of the shares that would vest for achieving the performance goals at target. The number of shares presented is based on achieving the performance goals at target levels as defined in the stock award agreements. As of December 31, 2025 and 2024, the maximum number of shares that could vest if non-vested performance shares vested at maximum levels was 1,099,291 and 757,061, respectively.
Unrecognized compensation expense related to restricted stock units as of December 31, 2025 was $20.9 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.4 years. The fair value of restricted stock units vested for the years ended December 31, 2025, 2024, and 2023 was $8.0 million, $13.8 million, and $15.7 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2025, 2024, and 2023 was $35.46, $49.73, and $49.97, respectively.
Note 11: Income Taxes
Income or loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
US	$285,981	$137,101	$61,356
Foreign	50,178	(233,316)	(241,620)
Total income (loss) before provision for income taxes	$336,159	$(96,215)	$(180,264)
The provision for income tax consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense:
Federal	$36,002	$48,272	$59,558
State	9,275	11,242	17,677
Foreign	4,229	5,795	4,909
	49,506	65,309	82,144
Deferred expense (benefit):
Federal	24,344	(19,653)	(49,028)
State	4,171	(3,423)	(8,685)
Foreign	1,304	796	1,797
	29,819	(22,280)	(55,916)
Provision for income taxes	$79,325	$43,029	$26,228

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09 was as follows ($ in thousands):

	Year Ended December 31, 2025
	$	%
U.S. federal statutory income tax rate	$70,593	21.0%
State and local income tax, net of federal income tax effect(1)	14,024	4.2%
Foreign tax effects
United Kingdom
Changes in valuation allowances	(6,735)	(2.0)%
Other	142	—%
Other foreign jurisdictions	1,589	0.5%
Other adjustments(2)	(288)	(0.1)%
Total provision for income taxes and effective tax rate	$79,325	23.6%
________________________
(1)State taxes in California, Georgia, Illinois, Michigan, New York, Pennsylvania and Wisconsin made up the majority (greater than 50%) of the tax effect in this category.
(2)The Company has reconciling items related to other prescribed categories that were determined to be immaterial and thus are not separately presented in the rate reconciliation.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income tax, net of federal income tax effect	(5.7)%	(3.0)%
Foreign rate differential	(2.8)%	0.6%
Change in valuation allowance(1)	(32.2)%	7.3%
Goodwill impairment(2)	(22.4)%	(28.3)%
Taxable gain in foreign jurisdiction(3)	2.6%	2.9%
Nondeductible compensation	(1.2)%	(0.6)%
Return to provision adjustments	(1.3)%	0.6%
Forfeit benefit due to merger/liquidations(4)	—%	(14.7)%
Other	(2.7)%	(0.3)%
Effective tax rate	(44.7)%	(14.5)%
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
(2)During the years ended December 31, 2024 and 2023, the Company recorded a non-cash goodwill impairment charge of $100.6 million and $238.2 million at its Cabot reporting unit, respectively. Refer to “Note 15: Goodwill” for further details.
(3)Represents taxable foreign currency movement recognized in a foreign subsidiary for the years ended December 31, 2024 and 2023.
(4)Represents the forfeit of tax benefits on merger or liquidation of foreign subsidiaries that maintained full valuation allowances on their deferred tax assets during the year ended December 31, 2023.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through August 13, 2026. The exemption under this tax holiday will decrease to 50% through August 13, 2030, and then 0% thereafter. The impact of the tax holiday in Costa Rica for the years ended December 31, 2025, 2024 and 2023 was immaterial.
The Company has not provided for applicable income or withholding taxes on the undistributed earnings from continuing operations for certain of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2025, were approximately $184.4 million. Such undistributed earnings are considered permanently reinvested.

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
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$67,738	$58,008
Operating lease liabilities	10,522	11,523
Accrued expenses	11,490	10,490
Difference in basis of bond and loan costs	2,874	3,370
Difference in basis of receivable portfolio	10,689	12,316
Stock-based compensation	4,847	4,427
Difference in basis of depreciable and amortizable assets	2,776	4,353
Accrued interest expense	5,736	14,118
Other	6,651	6,437
Total deferred tax assets	123,323	125,042
Valuation allowance	(84,615)	(84,155)
Total deferred tax assets net of valuation allowance	38,708	40,887
Deferred tax liabilities:
Accrued expenses	(4)	(44)
Difference in basis of receivable portfolio	(54,974)	(27,252)
Stock-based compensation	—	(19)
Right-of-use asset	(8,730)	(9,360)
Difference in basis of depreciable and amortizable assets	(5,445)	(4,282)
Prepaid expenses	(1,002)	(1,260)
Other	(369)	(730)
Total deferred tax liabilities	(70,524)	(42,947)
Net deferred tax liability(1)	$(31,816)	$(2,060)
________________________
(1)The Company operates in multiple jurisdictions. In accordance with authoritative guidance relating to income taxes, deferred taxes and liabilities are netted for each tax-paying component of the Company within a particular tax jurisdiction, and presented as a single amount in the statement of financial condition.
As of December 31, 2025, certain of the Company’s foreign subsidiaries have net operating loss carry forwards of approximately $306.4 million, of which $20.8 million will begin to expire in 2027 and the remainder will carry forward indefinitely. Certain of the Company’s domestic subsidiaries have state net operating losses, which will begin to expire in 2038.
Valuation allowances are recorded against deferred tax assets, including certain net operating losses recorded as deferred tax assets, if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 valuation allowances increased by $0.5 million, as compared to December 31, 2024. As of December 31, 2024, valuation allowances increased by $29.2 million, as compared to December 31, 2023. The changes in valuation allowance for both years were primarily related to current operating losses at certain foreign entities during the periods.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

Amount
December 31, 2022	$3,988
Increase related to prior year tax positions	2,302
Increase related to current year tax positions	649
Decrease related to expiration of statute of limitations	(69)
Other	91
December 31, 2023	6,961
Decrease related to expiration of statute of limitations	(1,044)
Decrease related to prior year tax positions	(38)
Increase related to current year tax positions	483
Other	(107)
December 31, 2024	6,255
Decrease related to expiration of statute of limitations	(529)
Decrease related to prior year tax positions	(23)
Decrease related to settlements with taxing authorities	(1,745)
Increase related to current year tax positions	196
Other	130
December 31, 2025	$4,284
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $4.9 million, $7.9 million and $8.2 million as of December 31, 2025, 2024, and 2023 respectively. As of December 31, 2025, 2024 and 2023, there was $4.2 million, $6.6 million and $5.0 million, respectively, of unrecognized tax benefit that if recognized, would result in a net tax benefit. During the year ended December 31, 2025, the decrease in the Company’s gross unrecognized tax benefit was primarily due to the settlements with taxing authorities and the release of a prior year position related to a domestic entity. During the year ended December 31, 2024, the decrease in the Company’s gross unrecognized tax benefit was primarily due to the release of a prior year position related to a domestic entity. During the year ended December 31, 2023, the increase in the Company’s gross unrecognized tax benefit was primarily due the release of prior year position related to domestic entity. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
The Company recognizes interest and penalties related to income tax as a component of the provision for income taxes. Interest and penalties expensed during the years ended December 31, 2025, 2024 and 2023 were immaterial. Interest and penalties accrued as of December 31, 2025, 2024 and 2023 were immaterial.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the year ended December 31, 2025. The estimated impact of top-up tax for the period was immaterial.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The legislation features permanent extension, with modifications, of key 2017 Tax Cuts and Jobs Act provisions that were set to change at the end of 2025. The effects of the OBBBA were included for the year ended December 31, 2025 and the impact was immaterial.
The Company files federal, state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The Company is subject to examination of its income tax returns by various taxing authorities, and the timing of the resolution of income tax examinations cannot be predicted with certainty. In general, the Company is subject to examination for tax years after December 31, 2021 for the U.S. federal jurisdiction, after December 31, 2021 for U.S state jurisdictions, and after December 31, 2020 in major foreign jurisdictions.

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
The amounts of cash taxes paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 were as follows (in thousands):

Year Ended December 31, 2025
US federal	$38,100
US state and local	12,741
Foreign
Ireland	(3,202)
India	4,823
Other	2,304
Cash paid for income taxes, net of refunds received	$54,766
Note 12: Leases
The majority of the Company’s leases are for corporate offices, various facilities, and information technology equipment.
The components of lease expense were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs(1)	$15,986	$15,287	$15,102
Finance lease costs
Amortization of ROU assets	888	1,855	2,804
Interest on lease liabilities	52	79	168
Total lease costs	$16,926	$17,221	$18,074
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
The following table provides supplemental consolidated statement of financial condition information related to leases as of the dates presented (in thousands):

	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease ROU assets, net	Other assets	$56,629	$58,089
Finance lease ROU assets, net	Property and equipment, net	572	1,023
Total lease ROU assets		$57,201	$59,112

Liabilities
Operating lease liabilities	Other liabilities	$65,438	$69,748
Finance lease liabilities	Borrowings	596	1,065
Total lease liabilities		$66,034	$70,813

Supplemental lease information is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
ROU assets obtained in exchange for new operating lease obligations	$12,361	$3,957	$12,772
ROU assets obtained in exchange for new finance lease obligations	438	203	234
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	18,865	18,212	17,195
Finance leases - operating cash flows	52	79	165
Finance leases - financing cash flows	906	1,953	3,032
Lease term and discount rate were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	4.6	5.4	5.7
Finance leases	2.1	1.4	1.6
Weighted-average discount rate
Operating leases	5.2%	5.3%	5.4%
Finance leases	7.5%	4.8%	4.1%
Maturities of lease liabilities under non-cancelable leases as of December 31, 2025 are summarized as follows (in thousands):

	Finance Leases	Operating Leases	Total
2026	$321	$18,391	$18,712
2027	262	16,585	16,847
2028	63	14,398	14,461
2029	—	12,140	12,140
2030	—	7,448	7,448
Thereafter	—	4,799	4,799
Total undiscounted lease payments	646	73,761	74,407
Less: imputed interest	(50)	(8,323)	(8,373)
Total lease liabilities	$596	$65,438	$66,034
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
We are subject to ancillary state Attorney General investigations related to historical debt collection practices. We have entered into settlement agreements with the Attorneys General of various U.S. states in connection with our debt collection and litigation practices. The Company has discussed with additional state attorneys general potential resolution of these investigations, which could include penalties, restitution, and/or the adoption of new operational requirements. If the Company is unable to resolve its differences with the state attorneys general, it is possible that they may file claims against the Company.
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
As of December 31, 2025, the Company has no material reserves for legal matters.
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
As of December 31, 2025, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of $436.6 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Employee Savings and Retirement Plan
The Company has a 401(k) Savings Plan in the U.S. that qualifies as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company also has defined contribution plans for eligible employees in other countries. The Company recognized expense of $8.7 million, $8.3 million, and $6.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, in salaries and employee benefits in its consolidated statements of operations.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2025, has no liabilities recorded for these agreements.
Note 14: Segment and Geographic Information
The Company conducts business through several operating segments. The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies. The Company determined its operating segments meet the aggregation criteria, and therefore, it has one reportable segment, debt purchasing and recovery segment, based on similarities among the operating units including economic characteristics, the nature of the services, the nature of the production process, customer types for their services, the methods used to provide their services and the nature of the regulatory environment. The Company’s Chief Operating Decision Maker, which is the Company’s chief executive officer, relies on internal management reporting processes that provide segment revenues, segment total operating expenses, operating income, and segment asset information in order to make financial decisions. The measure of segment performance is operating income. The Company’s Chief Operating Decision Maker assesses the segment’s performance and makes decisions about the allocation of capital resources to each segment accordingly. Corporate and other unallocated represents corporate overhead and other items not allocated to any of the Company’s operating segments. Segment assets are presented in the Company’s Consolidated Statements of Financial Position as total assets.

The following tables present the results of operations of the Company’s reportable segment for the years ended December 31, 2025, 2024, and 2023, respectively (in thousands):

	Year Ended December 31, 2025
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$1,768,802	$—	$1,768,802
Total operating expenses(1)	(1,074,580)	(67,575)	(1,142,155)
Operating income	694,222		626,647
Other segment items(2)		3,422	3,422
Interest expenses(3)		(293,910)	(293,910)
Provision for income taxes		(79,325)	(79,325)
Net income			$256,834
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the year ended December 31, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $44.6 million for corporate employees and general and administrative expenses of $20.6 million.
(2)The other segment items category includes other income, and loss on extinguishment of debt.
(3)The Company manages its available capital resources at the corporate level. Interest expenses are not allocated to operating segments.

	Year Ended December 31, 2024
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenue	$1,316,361	$—	$1,316,361
Total operating expenses(1)	(1,101,055)	(57,976)	(1,159,031)
Operating income	215,306		157,330
Other segment items(2)		(1,000)	(1,000)
Interest expenses(3)		(252,545)	(252,545)
Provision for income taxes		(43,029)	(43,029)
Net loss			$(139,244)
________________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the year ended December 31, 2024, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $37.8 million for corporate employees and general and administrative expenses of $19.3 million.
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
________________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the year ended December 31, 2023, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $33.9 million for corporate employees and general and administrative expenses of $22.9 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expenses are not allocated to operating segments.

The following tables present information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues:
United States	$1,268,303	$991,949	$792,443
Europe
United Kingdom	354,473	232,557	295,566
Other European countries(1)	141,019	89,615	134,301
Total Europe	495,492	322,172	429,867

Other geographies(1)	5,007	2,240	370
Total	$1,768,802	$1,316,361	$1,222,680
________________________
(1) None of these countries comprise greater than 10% of the Company’s consolidated revenues.

	December 31, 2025	December 31, 2024
Long-lived assets(1):
United States	$53,982	$60,050
International
United Kingdom	49,461	44,726
India	18,295	20,801
Other foreign countries(2)	16,971	13,109
	84,727	78,636
Total	$138,709	$138,686
________________________
(1)Long-lived assets consist of property and equipment, net and right of use assets.
(2)None of these countries comprise greater than 10% of the Company’s consolidated long-lived assets.
Note 15: Goodwill
The Company’s goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and in interim periods if certain events occur that indicate that the fair value of a reporting unit may be below its carrying value. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. As of December 31, 2025, the Company had three reporting units, MCM, Cabot, and Encore Asset Reconstruction Company (“EARC”), that carried goodwill.
Effective for the year ended December 31, 2025, the Company changed its annual goodwill impairment testing date from the first day of the fourth quarter to the last day of the fourth quarter. This change was applied prospectively and is intended to better align the impairment testing process with the Company’s annual budgeting process. Management believes this change enhances the reliability and relevance of the impairment analysis by allowing the use of finalized financial projections in the assessment. In 2024, the Company performed its annual goodwill impairment test as of October 1, 2024, the previous goodwill impairment annual testing date, and subsequently conducted an additional test as of December 31, 2024 which led to a goodwill impairment charge. As a result, the change in testing date does not result in a period exceeding twelve months between impairment tests. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.
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
The Company chose to proceed directly to performing quantitative tests for both MCM and Cabot reporting units for the annual goodwill impairment test on December 31, 2025, and determined that no goodwill impairment existed at the two reporting units. The Company also conducted qualitative analysis on the goodwill carried at its EARC reporting unit and concluded that no impairment existed as of December 31, 2025.
Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total Company
Balance as of December 31, 2022	$821,214
Goodwill impairment	(238,200)
Effect of foreign currency translation	23,461
Balance as of December 31, 2023	606,475
Goodwill acquired(1)	11,268
Goodwill impairment	(100,600)
Effect of foreign currency translation	(9,335)
Balance as of December 31, 2024	507,808
Effect of foreign currency translation	28,483
Balance as of December 31, 2025	$536,291
________________________
(1)In December 2024, the Company completed a step up acquisition of EARC and recognized $11.3 million of goodwill. This goodwill balance is included in the Company’s EARC reporting unit.
The accumulated goodwill impairment loss at the Cabot reporting unit was $338.8 million as of December 31, 2025 and 2024, and $238.2 million as of December 31, 2023.