Form 10-Q
period 2026-03-31
ENCORE CAPITAL GROUP INC
filed 2026-05-06
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2026
Common Stock, $0.01 par value	21,440,412 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$227,204	$156,784
Receivable portfolios, net	4,437,415	4,371,532
Property and equipment, net	79,292	82,080
Other assets	177,163	193,113
Goodwill	529,487	536,291
Total assets	$5,450,561	$5,339,800
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$252,277	$230,261
Borrowings	4,033,301	4,001,293
Other liabilities	130,175	131,496
Total liabilities	4,415,753	4,363,050
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 21,499 and 21,688 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	215	217
Additional paid-in capital	—	—
Accumulated earnings	1,167,038	1,104,640
Accumulated other comprehensive loss	(132,445)	(128,107)
Total stockholders’ equity	1,034,808	976,750
Total liabilities and stockholders’ equity	$5,450,561	$5,339,800
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

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$50,115	$40,256
Receivable portfolios, net	1,177,046	1,151,221
Other assets	4,392	3,540
Liabilities
Accounts payable and accrued liabilities	2,986	3,101
Borrowings	783,444	791,182
Other liabilities	1,352	2,774
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Portfolio revenue	$390,019	$345,218
Changes in recoveries	62,740	21,464
Total debt purchasing revenue	452,759	366,682
Servicing revenue	20,638	22,547
Other revenues	2,014	3,546
Total revenues	475,411	392,775
Operating expenses
Salaries and employee benefits	114,541	105,932
Cost of legal collections	89,221	68,013
General and administrative expenses	39,629	41,018
Other operating expenses	34,833	34,252
Collection agency commissions	6,337	6,873
Depreciation and amortization	6,858	7,344
Total operating expenses	291,419	263,432
Income from operations	183,992	129,343
Other expense
Interest expense	(73,050)	(70,530)
Other income	790	1,647
Total other expense	(72,260)	(68,883)
Income before income taxes	111,732	60,460
Provision for income taxes	(25,489)	(13,664)
Net income	$86,243	$46,796

Earnings per share:
Basic	$3.97	$1.96
Diluted	$3.86	$1.93

Weighted average shares outstanding:
Basic	21,728	23,879
Diluted	22,320	24,269

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$86,243	$46,796
Other comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	10,311	(1,065)
Income tax effect	(2,287)	189
Unrealized gain (loss) on derivative instruments, net of tax	8,024	(876)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(12,233)	15,337
Income tax effect	(129)	127
Unrealized (loss) gain on foreign currency translation, net of tax	(12,362)	15,464
Other comprehensive (loss) income, net of tax:	(4,338)	14,588
Comprehensive income	$81,905	$61,384
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2025	21,688	$217	$—	$1,104,640	$(128,107)	$976,750
Net income	—	—	—	86,243	—	86,243
Other comprehensive loss, net of tax	—	—	—	—	(4,338)	(4,338)
Issuance of share-based awards, net of shares withheld for employee taxes	157	1	(8,331)	—	—	(8,330)
Repurchase and retirement of common stock	(346)	(3)	3,756	(23,845)	—	(20,092)
Stock-based compensation	—	—	4,575	—	—	4,575
Balance as of March 31, 2026	21,499	$215	$—	$1,167,038	$(132,445)	$1,034,808

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2024	23,691	$237	$19,297	$909,927	$(162,130)	$767,331
Net income	—	—	—	46,796	—	46,796
Other comprehensive income, net of tax	—	—	—	—	14,588	14,588
Issuance of share-based awards, net of shares withheld for employee taxes	108	1	(3,075)	—	—	(3,074)
Repurchase and retirement of common stock	(289)	(3)	(10,001)	—	—	(10,004)
Stock-based compensation	—	—	3,424	—	—	3,424
Balance as of March 31, 2025	23,510	$235	$9,645	$956,723	$(147,542)	$819,061

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$86,243	$46,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,858	7,344
Other non-cash interest expense, net	2,537	3,544
Stock-based compensation expense	4,575	3,424
Changes in recoveries	(62,740)	(21,464)
Other, net	4,681	1,737
Changes in operating assets and liabilities
Other assets	4,892	(3,499)
Accounts payable, accrued liabilities and other liabilities	35,280	7,401
Net cash provided by operating activities	82,326	45,283
Investing activities:
Purchases of receivable portfolios, net of put-backs	(359,463)	(362,712)
Collections applied to receivable portfolios	328,395	259,589
Purchases of property and equipment	(4,856)	(6,990)
Other, net	8,517	9,835
Net cash used in investing activities	(27,407)	(100,278)
Financing activities:
Payment of loan and debt refinancing costs	(1,109)	(255)
Proceeds from credit facilities	358,021	246,426
Repayment of credit facilities	(304,185)	(185,831)
Repurchase and retirement of common stock	(20,092)	(10,004)
Other, net	(14,026)	(9,999)
Net cash provided by financing activities	18,609	40,337
Net increase (decrease) in cash and cash equivalents	73,528	(14,658)
Effect of exchange rate changes on cash and cash equivalents	(3,108)	1,910
Cash and cash equivalents, beginning of period	156,784	199,865
Cash and cash equivalents, end of period	$227,204	$187,117

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,343	$41,303
Cash paid for income taxes, net of refunds	860	1,247
Supplemental schedule of non-cash investing activities:
Receivable portfolios transferred to real estate owned	$1,020	$1,040

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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could materially differ from those estimates.
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
Translation of Foreign Currencies
The condensed consolidated statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Translation gains or losses are the material components of accumulated other comprehensive income or loss and are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.

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
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard is effective for annual periods beginning after December 15, 2025. The Company adopted ASU 2024-04 on a prospective basis as of January 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased loans. Under ASU 2025-08, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. The amendments in this update also clarify the recognition and measurement guidance for purchased seasoned loans, including the determination of the initial allowance for credit losses and the subsequent accounting for changes in expected credit losses. The new standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact, but does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 introduces targeted amendments intended to further align hedge accounting with an entity’s risk management activities and to simplify the application of certain aspects of the hedge accounting guidance in ASC 815. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact, but does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
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
As announced in May 2021, the Company’s Board of Directors authorized a $300.0 million share repurchase program. In November 2025, the Company’s Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. During the three months ended March 31, 2026 and 2025, the Company repurchased 345,548 and 289,425 shares of common stock for $20.0 million and $10.0 million, respectively, under the share repurchase program. The Company’s practice is to retire the shares repurchased.

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$86,243	$46,796
Shares:
Total weighted-average basic shares outstanding	21,728	23,879
Dilutive effect of stock-based awards	592	170
Dilutive effect of convertible senior notes	—	220
Total weighted-average dilutive shares outstanding	22,320	24,269

Basic earnings per share	$3.97	$1.96
Diluted earnings per share	$3.86	$1.93
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$1,318	$—	$1,318
Interest rate swap agreements	—	224	—	224
Liabilities
Interest rate swap agreements	—	(7,724)	—	(7,724)

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$286	$—	$286
Liabilities
Interest rate swap agreements	—	(16,338)	—	(16,338)
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

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. Goodwill and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair values are determined using various valuation techniques under Level 3 fair value hierarchy. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was $14.5 million and $18.1 million as of March 31, 2026 and December 31, 2025, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026		December 31, 2025
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$227,204	$227,204	$156,784	$156,784
Receivable portfolios, net	Level 3	4,437,415	4,979,583	4,371,532	4,895,167
Other assets(1)	Level 2	108,480	108,480	118,130	118,130
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	252,277	252,277	230,261	230,261
Global senior secured revolving credit facility	Level 2	681,267	681,267	631,998	631,998
Senior secured notes(2)	Level 2	2,309,031	2,353,735	2,322,890	2,385,645
Convertible senior notes due March 2029	Level 2	230,000	290,529	230,000	253,260
Cabot securitisation senior facility	Level 2	337,253	337,253	343,539	343,539
U.S. facility	Level 2	450,000	450,000	450,000	450,000
Other borrowings	Level 2	54,410	54,410	52,926	52,926
Other liabilities(1)	Level 2	122,451	122,451	115,158	115,158
_______________________
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

The carrying values of the Company’s senior secured revolving credit facility, securitisation senior facility, U.S. facility, and other borrowings approximate their respective fair values due to the use of current market rates that are repriced frequently.
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$1,318	Other assets	$286
Interest rate swap agreements	Other assets	224	—	—
Interest rate swap agreements	Other liabilities	(7,724)	Other liabilities	(16,338)
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
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s condensed consolidated statements of financial condition:

March 31, 2026
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$337.3 million	SONIA
2025 Cap	September 2026	January 2028	Cash flow hedge	$337.3 million	SONIA
2025 Cap - U.S. Facility	December 2025	October 2028	Cash flow hedge	$130.0 million	1-month SOFR CME Term
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$115.6 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$479.6 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S. Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - U.S. Facility	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - Global Senior Facility	April 2025	April 2027	Cash flow hedge	$150.0 million	1-month SOFR CME Term

In April 2026, the Company entered into a new interest rate cap contract (the “2026 Cap”) with a notional amount of £255.0 million (approximately $337.3 million based on an exchange rate of $1.00 to £0.76, the exchange rate as of March 31, 2026). The 2026 Cap is intended to hedge the Company’s exposure to fluctuations in interest payments on debt bearing variable interest based on the Sterling Overnight Index Average (“SONIA”). The 2026 Cap has an effective date of January 2028 and a maturity date of January 2029, and will be accounted for as a cash flow hedge.

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

The Company expects to reclassify approximately $1.3 million of net derivative loss from OCI into earnings relating to its cash flow designated derivatives within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.
The following table summarizes the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Loss Reclassified from OCI into Income	Loss Reclassified from OCI
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025		2026	2025
Interest rate swap agreements	$6,802	$(1,200)	Interest expense	$(2,036)	$(467)
Interest rate cap contracts	1,033	(696)	Interest expense	(440)	(364)
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
Revenue is recognized for each static pool over the economic life of the pool. Debt purchasing revenue includes two components:
(1)     Portfolio revenue, which is the accretion of the discount on the negative allowance due to the passage of time (generally the receivable portfolio balance multiplied by the EIR) and also includes all revenue from zero basis portfolio (“ZBA”) collections, and
(2)     Changes in recoveries, which includes

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
Receivable portfolios, net consists of the following as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,437,415	4,371,532
Balance, end of period	$4,437,415	$4,371,532
The following table summarizes the changes in the balance of receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$4,371,532	$3,776,369
Negative allowance for expected recoveries - portfolio purchases(1)	362,841	367,851
Collections applied to receivable portfolios, net(2)	(328,395)	(259,589)
Changes in recoveries(3)	62,740	21,464
Put-backs and recalls	(3,378)	(5,139)
Disposals and transfers to real estate owned	(1,020)	(1,040)
Foreign currency translation adjustments	(26,905)	52,615
Balance, end of period	$4,437,415	$3,952,531
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended March 31,
	2026	2025
Purchase price	$362,841	$367,851
Allowance for credit losses	951,644	954,659
Amortized cost	1,314,485	1,322,510
Noncredit discount	1,755,822	1,659,266
Face value	3,070,307	2,981,776
Write-off of amortized cost	(1,314,485)	(1,322,510)
Write-off of noncredit discount	(1,755,822)	(1,659,266)
Negative allowance	362,841	367,851
Negative allowance for expected recoveries - portfolio purchases	$362,841	$367,851
(2)Collections applied to receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended March 31,
	2026	2025
Cash Collections	$718,414	$604,807
Less - amounts classified to portfolio revenue	(390,019)	(345,218)
Collections applied to receivable portfolios, net	$328,395	$259,589
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended March 31,
	2026	2025
Recoveries above forecast	$46,044	$26,952
Changes in expected future recoveries	16,696	(5,488)
Changes in recoveries	$62,740	$21,464
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three months ended March 31, 2026 over-performed the forecasted collections by $46.0 million, primarily driven by collections over-performance in the U.S. resulting from enhanced collections strategies. Collections during the three months ended March 31, 2025 over-performed the forecasted collections by $27.0 million.
Changes in expected future recoveries are reassessed each quarter; the Company considers, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment when updating the forecasts of expected lifetime recoveries. The significant recoveries above forecast during the three months ended March 31, 2026 were carefully evaluated. Management concluded that the recoveries above forecast were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Additionally, the sustained over-performance in recent quarters led to increases in forecasted future recoveries for recently acquired vintages. As a result, the Company recorded a net positive change of $16.7 million in expected future recoveries during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded a net negative change of $5.5 million in expected future recoveries.
Note 6: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$52,645	$56,629
Prepaid expenses	41,137	36,162
Other financial receivables	18,465	21,110
Real estate owned	14,496	18,068
Service fee receivables	12,002	13,131
Income tax deposits	6,578	12,959
Deferred tax assets	4,155	5,766
Other	27,685	29,288
Total	$177,163	$193,113
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of March 31, 2026. The components of the Company’s consolidated borrowings were as follows (in thousands):

	March 31, 2026	December 31, 2025
Global senior secured revolving credit facility	$681,267	$631,998
Senior secured notes	2,310,272	2,324,335
Convertible senior notes	230,000	230,000
Cabot securitisation senior facility	337,253	343,539
U.S. facility	450,000	450,000
Other	54,410	52,926
Finance lease liabilities	515	596
	4,063,717	4,033,394
Less: debt discount and issuance costs, net of amortization	(30,416)	(32,101)
Total	$4,033,301	$4,001,293
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of March 31, 2026, the Global Senior Facility provided for a total committed facility of $1,485.0 million that matures in September 2029, except for a $69.5 million tranche that terminates in September 2028, and included the following key provisions:
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
As of March 31, 2026, the outstanding borrowings under the Global Senior Facility were $681.3 million. The weighted average interest rate of the Global Senior Facility was 5.53% and 6.56% for the three months ended March 31, 2026 and 2025, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $791.3 million as of March 31, 2026.

Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	March 31, 2026	December 31, 2025	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2028 Notes	$330,640	$336,803	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	479,632	487,532	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	500,000	500,000	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	500,000	USD	May 15, 2030	May 15, Nov 15	8.500%
Encore 2031 Notes	500,000	500,000	USD	Apr 15, 2031	Apr 15, Oct 15	6.625%
	$2,310,272	$2,324,335
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
The Encore 2028 Floating Rate Notes had a weighted average interest rate of 6.27% and 7.10% for the three months ended March 31, 2026 and 2025, respectively.
On April 30, 2026, the Company issued a conditional notice of redemption for €200.0 million of the €415.0 million outstanding Encore 2028 Floating Rate Notes at par, with a redemption date of May 28, 2026.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	March 31, 2026	December 31, 2025	Maturity Date	Interest Payment Dates	Interest Rate
2029 Convertible Notes	$230,000	$230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
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

Certain key terms related to the convertible features as of March 31, 2026 are listed below ($ in thousands, except conversion price):

2029 Convertible Notes
Initial conversion price	$65.89
Closing stock price at date of issuance	$51.68
Closing stock price date	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	15.1763
Effective conversion price(1)	$82.69
Excess of if-converted value compared to principal(2)	$14,757
Free conversion date	Dec 15, 2028
_______________________
(1)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(2)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on March 31, 2026 using a hypothetical share price based on the closing stock price on March 31, 2026.
Prior to the close of business on the business day immediately preceding the free conversion date (listed above), holders may convert their Convertible Notes only under certain circumstances set forth in the indenture. On or after the free conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time.
In the event of conversion, the Convertible Notes are convertible into cash up to the aggregate principal amount of the notes and the excess conversion premium, if any, may be settled in cash or shares of the Company’s common stock at the Company’s election and subject to certain restrictions contained in each of the indentures governing the Convertible Notes.
The Company’s convertible notes are carried as a single liability, which reflects the principal amount of the convertible notes. Interest expense related to the Convertible Notes was $2.3 million and $3.1 million during the three months ended March 31, 2026 and 2025, respectively.
Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, has a senior facility for a committed amount of £255.0 million (as amended, the “Cabot Securitisation Senior Facility”). Prior to March 18, 2026, funds drawn under the Cabot Securitisation Senior Facility bore interest at a rate per annum equal to SONIA plus a margin of 3.20% plus, for periods after January 18, 2028, a step up margin ranging from zero to 1.00%. The Company amended its Cabot Securitisation Senior Facility, effective March 18, 2026, to extend the maturity date from January 2030 to January 2031, and to reduce the margin from 3.20% to 3.00%. For periods after January 18, 2029, a step up margin ranging from zero to 1.00% will apply. The amendment was accounted for as a debt modification.
As of March 31, 2026, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $337.3 million based on an exchange rate of $1.00 to £0.76, the exchange rate as of March 31, 2026). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was £277.7 million (approximately $367.3 million based on an exchange rate of $1.00 to £0.76, the exchange rate as of March 31, 2026) as of March 31, 2026. The weighted average interest rate of the Cabot Securitisation Senior Facility was 6.91% and 7.78% for the three months ended March 31, 2026 and 2025, respectively.
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

As of March 31, 2026, the outstanding borrowings under the U.S. Facility were $450.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of March 31, 2026, this included receivables acquired from MCM, the book value of which was $805.7 million. The weighted average interest rate of the U.S. Facility was 7.18% and 7.82% for the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 10: Income Taxes
The Company’s effective tax rate was 22.8% and 22.6% for the three months ended March 31, 2026 and 2025, respectively. The differences between the effective tax rate and the federal statutory rate during the periods presented were primarily due to state income taxes offset by other foreign adjustments.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through April 6, 2034. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2026 and 2025, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three months ended March 31, 2026. The estimated impact of top-up tax for the three months ended March 31, 2026 was immaterial.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The legislation features permanent extension, with modifications, of key 2017 Tax Cuts and Jobs Act provisions that were set to change at the end of 2025. The effects of the OBBBA were included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2026 and the impact was immaterial.

Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended March 31, 2026
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(15,034)	$(113,073)	$(128,107)
Other comprehensive income (loss) before reclassification	7,835	(12,233)	(4,398)
Reclassification	2,476	—	2,476
Tax effect	(2,287)	(129)	(2,416)
Balance at end of period	$(7,010)	$(125,435)	$(132,445)

	Three Months Ended March 31, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(16,368)	$(145,762)	$(162,130)
Other comprehensive (loss) income before reclassification	(1,896)	15,337	13,441
Reclassification	831	—	831
Tax effect	189	127	316
Balance at end of period	$(17,244)	$(130,298)	$(147,542)
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
As of March 31, 2026, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or any new material legal proceedings during the three months ended March 31, 2026.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of March 31, 2026, the Company has no material reserves for legal matters.
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
As of March 31, 2026, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of $678.9 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Note 12: Segment and Geographic Information
The Company has one reportable segment, debt purchasing and recovery segment. Segment assets are presented in the Company’s condensed consolidated statements of financial condition as total assets. The following tables present the results of operations of the Company’s reportable segment for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$475,411	$—	$475,411
Total operating expenses(1)	(276,025)	(15,394)	(291,419)
Operating income	199,386		183,992
Other segment items(2)		790	790
Interest expense(3)		(73,050)	(73,050)
Provision for income taxes		(25,489)	(25,489)
Net income			$86,243
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended March 31, 2026, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $10.3 million for corporate employees and general and administrative expenses of $4.9 million.
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
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended March 31, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $8.1 million for corporate employees and general and administrative expenses of $5.4 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues:
United States	$351,658	$269,586
Europe
United Kingdom	88,525	84,468
Other European countries(1)	33,437	36,993
Total Europe	121,962	121,461

Other geographies(1)	1,791	1,728
Total	$475,411	$392,775
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
There have been no events or circumstances during the three months ended March 31, 2026 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total Company
Balance as of December 31, 2025	$536,291
Effect of foreign currency translation	(6,804)
Balance as of March 31, 2026	$529,487
As of March 31, 2026 and December 31, 2025, the Company’s accumulated goodwill impairment loss was $338.8 million, attributable to its Cabot reporting unit.

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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending and charge-off rates remaining near recent peak levels, U.S. portfolio supply continues to be robust. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. Pricing in the first quarter remained at favorable levels as a result of elevated market supply. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe steady lending and delinquency rates at elevated levels will result in stable and strong market supply.
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
Cabot (Europe)
The UK market for charged-off portfolios generally provides a relatively consistent pipeline of opportunities, despite a historically low level of charge-offs, as creditors have embedded debt sales as an integral part of their business models.
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

Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
MCM (United States)	$315,794	$316,366
Cabot (Europe)	47,047	51,485
Total purchases of receivable portfolios	$362,841	$367,851
In the United States, capital deployment remained consistent during the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing remained at favorable levels.
In Europe, capital deployment decreased during the three months ended March 31, 2026, as compared to the corresponding period in the prior year. Pricing continues to remain competitive in our European footprint, constraining the amount of capital we choose to deploy in Europe. Capital deployment can fluctuate based on the timing of the forward flow contracts and spot purchases.
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
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
MCM (United States):
Call center and digital collections	$361,457	$298,222
Legal collections	192,393	151,675
Collection agencies	2,621	4,128
Subtotal	556,471	454,025
Cabot (Europe):
Call center and digital collections	65,292	62,270
Legal collections	57,524	53,773
Collection agencies	38,258	33,933
Subtotal	161,074	149,976
Other geographies:	869	806
Total collections from purchased receivables	$718,414	$604,807
Collections from purchased receivables increased by $113.6 million, or 18.8%, to $718.4 million during the three months ended March 31, 2026, as compared to $604.8 million during the three months ended March 31, 2025. The increase in collections in the United States was primarily a result of consistent increases in capital deployments in the United States in recent periods. Collections in Europe were favorably impacted by foreign currency translation by approximately $12.2 million, during the three months ended March 31, 2026, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 6.6% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
Revenues
Portfolio revenue	$390,019	82.0%	$345,218	87.9%
Changes in recoveries	62,740	13.2%	21,464	5.5%
Total debt purchasing revenue	452,759	95.2%	366,682	93.4%
Servicing revenue	20,638	4.4%	22,547	5.7%
Other revenues	2,014	0.4%	3,546	0.9%
Total revenues	475,411	100.0%	392,775	100.0%
Operating expenses
Salaries and employee benefits	114,541	24.1%	105,932	27.0%
Cost of legal collections	89,221	18.8%	68,013	17.3%
General and administrative expenses	39,629	8.3%	41,018	10.4%
Other operating expenses	34,833	7.4%	34,252	8.8%
Collection agency commissions	6,337	1.3%	6,873	1.7%
Depreciation and amortization	6,858	1.4%	7,344	1.9%
Total operating expenses	291,419	61.3%	263,432	67.1%
Income from operations	183,992	38.7%	129,343	32.9%
Other expense
Interest expense	(73,050)	(15.4)%	(70,530)	(18.0)%
Other income	790	0.2%	1,647	0.5%
Total other expense	(72,260)	(15.2)%	(68,883)	(17.5)%
Provision for income taxes	(25,489)	(5.4)%	(13,664)	(3.5)%
Net income	$86,243	18.1%	$46,796	11.9%

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
The following tables summarize revenues for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue recognized from portfolio basis	$385,593	$339,756	$45,837	13.5%
ZBA revenue	4,426	5,462	(1,036)	(19.0)%
Portfolio revenue	390,019	345,218	44,801	13.0%

Recoveries above forecast	46,044	26,952	19,092
Changes in expected future recoveries	16,696	(5,488)	22,184
Changes in recoveries	62,740	21,464	41,276	192.3%
Debt purchasing revenue	452,759	366,682	86,077	23.5%

Servicing revenue	20,638	22,547	(1,909)	(8.5)%
Other revenues	2,014	3,546	(1,532)	(43.2)%
Total revenues	$475,411	$392,775	$82,636	21.0%

Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenue was favorably impacted by foreign currency translation by approximately $9.2 million during the three months ended March 31, 2026, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 6.6% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
The increase in revenue recognized from portfolio basis during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a higher portfolio basis (i.e. a higher receivable portfolios balance) in the U.S. driven by a consistent higher volume of purchases in recent periods.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively, and are expected to vary from period to period. Collections during the three months ended March 31, 2026 over-performed the forecasted collections by $46.0 million, primarily as a result of collections over-performance in the U.S. The collections over-performance in the U.S. was driven by the deployment of new technologies, enhanced digital capabilities and continued operational innovation, which enabled us to reach more consumers, leading to more payments as well as a larger payer book. These initiatives had a greater impact on the early stages of a portfolio’s lifecycle, leading to over-performance for our recent vintages. Collections during the three months ended March 31, 2025 over-performed the forecasted collections by $27.0 million.
We reassess the forecasts of expected lifetime recoveries each quarter by considering, among other factors, historical and current collection performance, changes in consumer behaviors, and the macroeconomic environment. The significant recoveries above forecast during the three months ended March 31, 2026 were carefully evaluated. We concluded that the recoveries above forecast during the three months ended March 31, 2026 were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Additionally, the sustained over-performance in recent quarters led to increases in forecasted future recoveries for recently acquired vintages. As a result, we recorded a net positive change of $16.7 million in expected future recoveries during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recorded a net negative change of $5.5 million in expected future recoveries.

The following tables summarize collections from receivable portfolios, portfolio revenue, changes in recoveries, end of period receivable portfolios balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2026			As of March 31, 2026
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$4,425	$4,425	$—	$—	—%
<2022	77,574	46,288	(2,242)	305,922	4.7%
2022	33,804	15,529	(36)	155,539	3.1%
2023	87,476	38,426	15,474	373,329	3.3%
2024	163,194	73,510	15,210	688,135	3.3%
2025	180,168	107,292	24,369	1,077,429	3.2%
2026	9,830	10,781	2,632	319,246	3.4%
Subtotal	556,471	296,251	55,407	2,919,600	3.4%
Europe:
ZBA	1	1	—	—	—%
<2022	75,611	49,761	(691)	691,916	2.3%
2022	11,474	5,993	(469)	123,745	1.5%
2023	17,247	7,595	3,988	167,117	1.5%
2024	31,165	16,290	1,249	273,420	1.9%
2025	23,794	13,225	1,724	203,815	2.1%
2026	1,782	903	1,065	46,247	2.1%
Subtotal	161,074	93,768	6,866	1,506,260	2.0%
Other geographies(1):
All vintages	869	—	467	11,555	—%
Subtotal	869	—	467	11,555	—%
Total	$718,414	$390,019	$62,740	$4,437,415	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended March 31, 2025			As of March 31, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$5,461	$5,461	$—	$—	—%
<2021	90,900	53,386	(648)	343,830	4.8%
2021	25,222	13,647	(367)	107,762	3.9%
2022	52,950	23,399	1,478	234,231	3.1%
2023	116,222	57,733	(3,447)	548,323	3.3%
2024	153,494	94,002	11,370	904,359	3.3%
2025	9,776	10,072	3,500	320,049	3.1%
Subtotal	454,025	257,700	11,886	2,458,554	3.5%
Europe:
ZBA	1	1	—	—	—%
<2021	71,905	46,341	4,478	663,794	2.3%
2021	10,468	6,512	58	117,260	1.9%
2022	13,936	6,575	890	141,172	1.5%
2023	20,790	8,165	2,124	183,208	1.5%
2024	30,395	18,388	1,080	320,444	1.9%
2025	2,481	1,536	470	52,352	2.3%
Subtotal	149,976	87,518	9,100	1,478,230	2.0%
Other geographies(1):
All vintages	806	—	478	15,747	—%
Subtotal	806	—	478	15,747	—%
Total	$604,807	$345,218	$21,464	$3,952,531	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenue decreased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by decreases in BPO revenue and collection service fees. Other revenues decreased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by a decrease in gains recognized on the sale of real estate assets.

Operating Expenses
The following table summarizes operating expenses during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$114,541	$105,932	$8,609	8.1%
Cost of legal collections	89,221	68,013	21,208	31.2%
General and administrative expenses	39,629	41,018	(1,389)	(3.4)%
Other operating expenses	34,833	34,252	581	1.7%
Collection agency commissions	6,337	6,873	(536)	(7.8)%
Depreciation and amortization	6,858	7,344	(486)	(6.6)%
Total operating expenses	$291,419	$263,432	$27,987	10.6%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $6.6 million, during the three months ended March 31, 2026, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 6.6% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the following reasons:
•An increase in salaries and bonuses of $6.2 million, primarily attributable to higher performance-based bonuses awarded to employees as a result of our strong overall performance for the year ended December 31, 2025; and
•An increase in stock-based compensation expense of $1.2 million attributable to increased stock price in the recent periods and higher vesting of performance-based awards.
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
The following table summarizes our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Court costs	$60,967	$44,814	$16,153	36.0%
Legal collection fees	28,254	23,199	5,055	21.8%
Total cost of legal collections	$89,221	$68,013	$21,208	31.2%
The increase of cost of legal collections during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to increased legal placements in this channel in the United States.
General and Administrative Expenses
The decrease in general and administrative expense during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to a decrease in consulting and audit fees of $1.9 million. The decrease was partially offset by an increase in information technology expenses of $1.1 million.

Other Operating Expenses
Other operating expenses remained relatively consistent during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions slightly decreased during the three months ended March 31, 2026, as compared to the same period in the prior year, due to fewer accounts placed with external agencies in the United States.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $0.5 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to smaller depreciable and amortizable asset balances during the three months ended March 31, 2026, as compared to the corresponding period in the prior year.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Stated interest on debt obligations	$70,513	$66,986	$3,527	5.3%
Amortization of debt issuance costs	2,355	3,329	(974)	(29.3)%
Amortization of debt discount	182	215	(33)	(15.3)%
Total interest expense	$73,050	$70,530	$2,520	3.6%
The increase in interest expense during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $4.0 million; and
•The effect resulting from an unfavorable impact of foreign currency translation of approximately $1.7 million driven by the weakening of the U.S. dollar against the British Pound.
•The increase was partially offset by the effect resulting from a decrease in interest rates of approximately $3.2 million..
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $0.8 million and $1.6 million during the three months ended March 31, 2026 and 2025, respectively. Interest income included in other income, net of other expense, was $1.1 million and $1.5 million during the three months ended March 31, 2026 and 2025, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$25,489	$13,664
Effective tax rate	22.8%	22.6%
For the three months ended March 31, 2026 and 2025, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments.

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

	Three Months Ended March 31,
	2026	2025
GAAP net income, as reported	$86,243	$46,796
Adjustments:
Interest expense	73,050	70,530
Interest income	(1,094)	(1,546)
Provision for income taxes	25,489	13,664
Depreciation and amortization	6,858	7,344
Stock-based compensation expense	4,575	3,424
Acquisition, integration and restructuring related expenses(1)	1,465	248
Adjusted EBITDA	$196,586	$140,460
Collections applied to principal balance(2)	$269,469	$244,300
_______________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended March 31,
	2026	2025
Collections applied to receivable portfolios, net	$328,395	$259,589
Changes in recoveries	(62,740)	(21,464)
Other proceeds applied to basis	3,814	6,175
Collections applied to principal balance	$269,469	$244,300

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2026
		<2022	2022	2023	2024	2025	2026	Total(2)	CCMM(3)
United States:
<2022	$7,585,852	$16,334,075	$1,256,655	$861,884	$606,852	$432,143	$81,999	$19,573,608	2.6
2022	548,765	—	98,277	268,516	254,329	179,247	33,804	834,173	1.5
2023	805,587	—	—	184,182	471,838	419,265	87,476	1,162,761	1.4
2024	990,595	—	—	—	238,635	625,051	163,194	1,026,880	1.0
2025	1,168,557	—	—	—	—	293,593	180,168	473,761	0.4
2026	315,662	—	—	—	—	—	9,830	9,830	—
Subtotal	11,415,018	16,334,075	1,354,932	1,314,582	1,571,654	1,949,299	556,471	23,081,013	2.0
Europe:
<2022	3,421,004	4,512,881	516,314	432,671	383,208	336,631	75,611	6,257,316	1.8
2022	231,869	—	36,957	70,385	64,555	52,865	11,474	236,236	1.0
2023	259,255	—	—	40,975	89,799	78,352	17,247	226,373	0.9
2024	353,182	—	—	—	50,469	128,970	31,165	210,604	0.6
2025	234,058	—	—	—	—	44,123	23,794	67,917	0.3
2026	47,047	—	—	—	—	—	1,783	1,783	—
Subtotal	4,546,415	4,512,881	553,271	544,031	588,031	640,941	161,074	7,000,229	1.5
Other geographies(4):
All vintages	340,283	538,948	3,334	3,954	2,793	2,546	869	552,444	1.6
Subtotal	340,283	538,948	3,334	3,954	2,793	2,546	869	552,444	1.6
Total	$16,301,716	$21,385,904	$1,911,537	$1,862,567	$2,162,478	$2,592,786	$718,414	$30,633,686	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2026, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through March 31, 2026 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Collections	Purchase Price Multiple(3)
United States:
<2022	$7,585,852	$19,573,608	$773,935	$20,347,543	2.7
2022	548,765	834,173	314,437	1,148,610	2.1
2023	805,587	1,162,761	774,834	1,937,595	2.4
2024	990,595	1,026,880	1,408,010	2,434,890	2.5
2025	1,168,557	473,761	2,287,290	2,761,051	2.4
2026	315,662	9,830	737,504	747,334	2.4
Subtotal	11,415,018	23,081,013	6,296,010	29,377,023	2.6
Europe:
<2022	3,421,004	6,257,316	1,824,997	8,082,313	2.4
2022	231,869	236,236	227,062	463,298	2.0
2023	259,255	226,373	298,192	524,565	2.0
2024	353,182	210,604	591,577	802,181	2.3
2025	234,058	67,917	453,466	521,383	2.2
2026	47,047	1,783	100,011	101,794	2.2
Subtotal	4,546,415	7,000,229	3,495,305	10,495,534	2.3
Other geographies(4):
All vintages	340,283	552,444	15,188	567,632	1.7
Subtotal	340,283	552,444	15,188	567,632	1.7
Total	$16,301,716	$30,633,686	$9,806,503	$40,440,189	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through March 31, 2026, excluding collections on behalf of others.
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

	Estimated Remaining Collections by Year of Purchase(1)
	2026(3)	2027	2028	2029	2030	2031	2032	2033	2034	>2034	Total(2)
United States:
<2022	$200,422	$184,823	$125,010	$85,051	$58,019	$39,781	$27,417	$18,716	$12,721	$21,975	$773,935
2022	75,537	74,349	49,788	34,372	24,460	17,364	12,089	8,374	5,894	12,210	314,437
2023	186,065	182,174	126,702	84,762	58,724	41,723	29,662	20,589	14,323	30,110	774,834
2024	369,136	323,639	214,981	151,775	106,721	75,768	53,083	37,068	25,697	50,142	1,408,010
2025	474,817	585,490	371,868	253,617	181,467	128,405	91,325	63,968	44,694	91,639	2,287,290
2026	129,302	180,457	136,036	87,385	60,934	43,221	30,674	21,772	15,232	32,491	737,504
Subtotal	1,435,279	1,530,932	1,024,385	696,962	490,325	346,262	244,250	170,487	118,561	238,567	6,296,010
Europe:
<2022	208,102	246,871	213,789	182,450	155,598	134,031	117,071	103,112	91,022	372,951	1,824,997
2022	33,276	38,336	30,505	24,841	20,312	16,735	13,696	10,987	9,075	29,299	227,062
2023	44,652	49,643	41,465	33,310	26,542	21,374	17,553	14,389	11,700	37,564	298,192
2024	76,061	87,434	73,802	61,372	50,910	42,297	35,841	31,129	27,071	105,660	591,577
2025	60,518	72,436	59,043	48,245	39,282	32,082	26,525	22,654	19,209	73,472	453,466
2026	12,528	17,040	14,567	11,567	9,264	7,372	5,917	4,805	3,892	13,059	100,011
Subtotal	435,137	511,760	433,171	361,785	301,908	253,891	216,603	187,076	161,969	632,005	3,495,305
Other geographies(4):
All vintages	—	—	—	—	—	—	—	—	—	—	—
Subtotal	4,791	4,117	2,662	1,734	890	471	244	144	75	60	15,188
Portfolio ERC	1,875,207	2,046,809	1,460,218	1,060,481	793,123	600,624	461,097	357,707	280,605	870,632	9,806,503
REO ERC(5)	14,503	4,260	—	—	—	—	—	—	—	—	18,763
Total ERC	$1,889,710	$2,051,069	$1,460,218	$1,060,481	$793,123	$600,624	$461,097	$357,707	$280,605	$870,632	$9,825,266
________________________
(1)As of March 31, 2026, ERC for Zero Basis Portfolios includes $22.9 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes $15.2 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining cash collections over a 180-month period. As of March 31, 2026, ERC for 84-months was $8,414.6 million.
(3)Amount for 2026 consists of nine months data from April 1, 2026 to December 31, 2026.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(5)Real estate-owned assets (“REO”) ERC includes $18.8 million of estimated future cash flows for Europe.

Estimated Future Collections Applied to Receivable Portfolios
As of March 31, 2026, we had $4.4 billion in receivable portfolios. The estimated future collections applied to the receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2026(1)	$621,183	$174,650	$3,953	$799,786
2027	734,526	210,976	3,203	948,705
2028	482,365	179,622	1,946	663,933
2029	319,267	148,100	1,192	468,559
2030	224,370	120,752	510	345,632
2031	159,558	99,178	341	259,077
2032	113,876	83,890	186	197,952
2033	80,275	73,286	113	153,674
2034	56,067	64,961	60	121,088
2035	39,742	60,947	32	100,721
2036	29,255	57,113	15	86,383
2037	21,760	54,476	4	76,240
2038	17,217	55,648	—	72,865
2039	12,816	56,411	—	69,227
2040	6,656	52,260	—	58,916
2041	667	13,990	—	14,657
Total	$2,919,600	$1,506,260	$11,555	$4,437,415
________________________
(1)Amount for 2026 consists of nine months data from April 1, 2026 to December 31, 2026.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net cash provided by operating activities	$82,326	$45,283
Net cash used in investing activities	(27,407)	(100,278)
Net cash provided by financing activities	18,609	40,337
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $82.3 million and $45.3 million during the three months ended March 31, 2026 and 2025, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Adjusting for the changes in recoveries resulted in a decrease in operating cash flows by $62.7 million during the three months ended March 31, 2026 and a decrease in operating cash flows by $21.5 million during the three months ended March 31, 2025. Refer to “Note 5: Receivable Portfolios, Net” in the notes to our condensed consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $27.4 million and $100.3 million during the three months ended March 31, 2026 and 2025, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $359.5 million and $362.7 million during the three months ended March 31, 2026 and 2025, respectively. Collection proceeds applied to the principal of our receivable portfolios were $328.4 million and $259.6 million during the three months ended March 31, 2026 and 2025, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $18.6 million and $40.3 million during the three months ended March 31, 2026 and 2025, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $358.0 million and $246.4 million during the three months ended March 31, 2026 and 2025, respectively. Repayments of amounts outstanding under our credit facilities were $304.2 million and $185.8 million during the three months ended March 31, 2026 and 2025, respectively.
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
We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $791.3 million as of March 31, 2026.

In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three months ended March 31, 2026 and 2025 , we repurchased 345,548 and 289,425 shares of our common stock for $20.0 million and $10.0 million, respectively, under the share repurchase program. As of March 31, 2026, we had remaining authority to purchase $282.4 million of our common stock. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of March 31, 2026, consisted of $68.5 million held by U.S.-based entities and $158.7 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $17.1 million as of March 31, 2026.
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
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, for a complete discussion of our critical accounting estimates. Other than the ongoing reassessment of expected future recoveries of our receivable portfolios during each reporting period under our CECL accounting policy as discussed in “Note 5: Receivable Portfolios, Net” to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of March 31, 2026, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Interest Rates. As of March 31, 2026, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Information with respect to this item may be found in “Note 11: Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 1A – Risk Factors
There is no material change in the information reported under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. During the three months ended March 31, 2026, the Company repurchased 345,548 shares of our common stock for $20.0 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended March 31, 2026, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2026 to January 31, 2026	236,730	$55.56	236,730	$289,225,971
February 1, 2026 to February 28, 2026	77,226	$60.13	77,226	$284,582,457
March 1, 2026 to March 31, 2026	31,592	$69.76	31,592	$282,378,557
Total	345,548	$57.88	345,548	$282,378,557
________________________
(1)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 5 - Other Information
On March 10, 2026, Andrew Asch, SVP, General Counsel and Government Affairs, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 9,085 shares of Encore Capital Group, Inc. common stock between June 9, 2026 and March 10, 2027, subject to certain conditions.
On March 11, 2026, John Yung, President International and Cabot Credit Management, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 4,000 shares of Encore Capital Group, Inc. common stock between June 10, 2026 and March 11, 2027, subject to certain conditions.

Item 6 – Exhibits

Number	Description
3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.1.3	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

3.2	Amended and Restated Bylaws, as amended through March 18, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2026)

10.1	Non-Employee Director Compensation Program Guidelines, effective June 12, 2026 (filed herewith)

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

Date: May 6, 2026