Form 10-Q
period 2026-06-30
ENCORE CAPITAL GROUP INC
filed 2026-08-05
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2026
Common Stock, $0.01 par value	21,209,366 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$182,932	$156,784
Receivable portfolios, net	4,609,705	4,371,532
Property and equipment, net	80,615	82,080
Other assets	163,269	193,113
Goodwill	528,742	536,291
Total assets	$5,565,263	$5,339,800
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$190,810	$230,261
Borrowings	4,179,515	4,001,293
Other liabilities	116,221	131,496
Total liabilities	4,486,546	4,363,050
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 21,209 and 21,688 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	212	217
Additional paid-in capital	—	—
Accumulated earnings	1,209,896	1,104,640
Accumulated other comprehensive loss	(131,391)	(128,107)
Total stockholders’ equity	1,078,717	976,750
Total liabilities and stockholders’ equity	$5,565,263	$5,339,800
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

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$47,527	$40,256
Receivable portfolios, net	1,221,069	1,151,221
Other assets	4,272	3,540
Liabilities
Accounts payable and accrued liabilities	2,545	3,101
Borrowings	785,213	791,182
Other liabilities	315	2,774
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Portfolio revenue	$400,242	$361,174	$790,261	$706,392
Changes in recoveries	71,115	55,599	133,855	77,063
Total debt purchasing revenue	471,357	416,773	924,116	783,455
Servicing revenue	18,228	22,300	38,866	44,847
Other revenues	2,287	3,049	4,301	6,595
Total revenues	491,872	442,122	967,283	834,897
Operating expenses
Salaries and employee benefits	119,585	117,738	234,126	223,670
Cost of legal collections	96,599	79,649	185,820	147,662
General and administrative expenses	38,724	41,327	78,353	82,345
Other operating expenses	36,831	36,990	71,664	71,242
Collection agency commissions	6,119	8,374	12,456	15,247
Depreciation and amortization	7,112	7,311	13,970	14,655
Total operating expenses	304,970	291,389	596,389	554,821
Income from operations	186,902	150,733	370,894	280,076
Other expense
Interest expense	(73,907)	(73,943)	(146,957)	(144,473)
Loss on extinguishment of debt	(30,533)	—	(30,533)	—
Other income	385	1,226	1,175	2,873
Total other expense	(104,055)	(72,717)	(176,315)	(141,600)
Income before income taxes	82,847	78,016	194,579	138,476
Provision for income taxes	(18,848)	(19,295)	(44,337)	(32,959)
Net income	$63,999	$58,721	$150,242	$105,517

Earnings per share:
Basic	$2.97	$2.50	$6.94	$4.45
Diluted	$2.81	$2.49	$6.66	$4.41

Weighted average shares outstanding:
Basic	21,554	23,507	21,640	23,692
Diluted	22,791	23,578	22,555	23,926

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$63,999	$58,721	$150,242	$105,517
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	708	(3,775)	11,019	(4,840)
Income tax effect	(399)	922	(2,686)	1,111
Unrealized gain (loss) on derivative instruments, net of tax	309	(2,853)	8,333	(3,729)
Change in foreign currency translation:
Unrealized gain (loss) on foreign currency translation	808	30,855	(11,425)	46,192
Income tax effect	(63)	59	(192)	186
Unrealized gain (loss) on foreign currency translation, net of tax	745	30,914	(11,617)	46,378
Other comprehensive income (loss), net of tax:	1,054	28,061	(3,284)	42,649
Comprehensive income	$65,053	$86,782	$146,958	$148,166
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of March 31, 2026	21,499	$215	$—	$1,167,038	$(132,445)	$1,034,808
Net income	—	—	—	63,999	—	63,999
Other comprehensive income, net of tax	—	—	—	—	1,054	1,054
Issuance of share-based awards, net of shares withheld for employee taxes	40	1	(251)	—	—	(250)
Repurchase and retirement of common stock	(330)	(4)	(5,792)	(21,141)	—	(26,937)
Stock-based compensation	—	—	6,043	—	—	6,043
Balance as of June 30, 2026	21,209	$212	$—	$1,209,896	$(131,391)	$1,078,717

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of March 31, 2025	23,510	$235	$9,645	$956,723	$(147,542)	$819,061
Net income	—	—	—	58,721	—	58,721
Other comprehensive income, net of tax	—	—	—	—	28,061	28,061
Issuance of share-based awards, net of shares withheld for employee taxes	3	—	56	—	—	56
Repurchase and retirement of common stock	(418)	(4)	(14,984)	(223)	—	(15,211)
Stock-based compensation	—	—	5,283	—	—	5,283
Balance as of June 30, 2025	23,095	$231	$—	$1,015,221	$(119,481)	$895,971

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of December 31, 2025	21,688	$217	$—	$1,104,640	$(128,107)	$976,750
Net income	—	—	—	150,242	—	150,242
Other comprehensive loss, net of tax	—	—	—	—	(3,284)	(3,284)
Issuance of share-based awards, net of shares withheld for employee taxes	197	2	(8,582)	—	—	(8,580)
Repurchase and retirement of common stock	(676)	(7)	(2,036)	(44,986)	—	(47,029)
Stock-based compensation	—	—	10,618	—	—	10,618
Balance as of June 30, 2026	21,209	$212	$—	$1,209,896	$(131,391)	$1,078,717

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2024	23,691	$237	$19,297	$909,927	$(162,130)	$767,331
Net income	—	—	—	105,517	—	105,517
Other comprehensive income, net of tax	—	—	—	—	42,649	42,649
Issuance of share-based awards, net of shares withheld for employee taxes	111	1	(3,019)	—	—	(3,018)
Repurchase and retirement of common stock	(707)	(7)	(24,985)	(223)	—	(25,215)
Stock-based compensation	—	—	8,707	—	—	8,707
Balance as of June 30, 2025	23,095	$231	$—	$1,015,221	$(119,481)	$895,971

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$150,242	$105,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,970	14,655
Loss on extinguishment of debt	30,533	—
Other non-cash interest expense, net	5,189	7,211
Stock-based compensation expense	10,618	8,707
Changes in recoveries	(133,855)	(77,063)
Other, net	7,623	7,045
Changes in operating assets and liabilities
Other assets	8,530	14,897
Accounts payable, accrued liabilities and other liabilities	(39,904)	(26,162)
Net cash provided by operating activities	52,946	54,807
Investing activities:
Purchases of receivable portfolios, net of put-backs	(800,301)	(725,391)
Collections applied to receivable portfolios	665,017	553,400
Purchases of property and equipment	(13,249)	(13,320)
Other, net	17,883	15,659
Net cash used in investing activities	(130,650)	(169,652)
Financing activities:
Payment of loan and debt refinancing costs	(38,382)	(2,491)
Proceeds from credit facilities	791,079	549,605
Repayment of credit facilities	(723,790)	(418,463)
Proceeds from senior secured notes	1,128,676	—
Repayment of senior secured notes	(983,540)	—
Repurchase and retirement of common stock	(47,029)	(25,215)
Other, net	(20,182)	(16,206)
Net cash provided by financing activities	106,832	87,230
Net increase (decrease) in cash and cash equivalents	29,128	(27,615)
Effect of exchange rate changes on cash and cash equivalents	(2,980)	646
Cash and cash equivalents, beginning of period	156,784	199,865
Cash and cash equivalents, end of period	$182,932	$172,896

Supplemental disclosures of cash flow information:
Cash paid for interest	$148,719	$133,830
Cash paid for income taxes, net of refunds	33,786	29,278
Supplemental schedule of non-cash investing activities:
Receivable portfolios transferred to real estate owned	$1,868	$2,011

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
The number of shares used to calculate the diluted earnings per share is computed by using the basic weighted-average number of common shares outstanding plus any potentially dilutive common shares outstanding during the period, except when their effect is anti-dilutive. Dilutive potential common shares include outstanding stock-based awards, and the dilutive effect of the convertible senior notes, if applicable.
As announced in May 2021, the Company’s Board of Directors authorized a $300.0 million share repurchase program. In November 2025, the Company’s Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. During the three and six months ended June 30, 2026, the Company repurchased 330,121 and 675,669 shares of common stock for $26.7 million and $46.7 million, respectively, under the share repurchase program. During the three and six months ended June 30, 2025, the Company repurchased 418,499 and 707,924 shares of common stock for $15.0 million and $25.0 million, respectively. The Company’s practice is to retire the shares repurchased.

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$63,999	$58,721	$150,242	$105,517
Shares:
Total weighted-average basic shares outstanding	21,554	23,507	21,640	23,692
Dilutive effect of stock-based awards	571	71	582	121
Dilutive effect of convertible senior notes	666	—	333	113
Total weighted-average dilutive shares outstanding	22,791	23,578	22,555	23,926

Basic earnings per share	$2.97	$2.50	$6.94	$4.45
Diluted earnings per share	$2.81	$2.49	$6.66	$4.41
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$1,377	$—	$1,377
Interest rate swap agreements	—	541	—	541
Liabilities
Interest rate swap agreements	—	(6,515)	—	(6,515)

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$286	$—	$286
Liabilities
Interest rate swap agreements	—	(16,338)	—	(16,338)
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

Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. Goodwill and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair values are determined using various valuation techniques under Level 3 fair value hierarchy. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was $10.4 million and $18.1 million as of June 30, 2026 and December 31, 2025, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026		December 31, 2025
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$182,932	$182,932	$156,784	$156,784
Receivable portfolios, net	Level 3	4,609,705	5,169,396	4,371,532	4,895,167
Other assets(1)	Level 2	100,689	100,689	118,130	118,130
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	190,810	190,810	230,261	230,261
Global senior secured revolving credit facility	Level 2	691,648	691,648	631,998	631,998
Senior secured notes(2)	Level 2	2,452,757	2,489,019	2,322,890	2,385,645
Convertible senior notes due March 2029	Level 2	230,000	351,047	230,000	253,260
Cabot securitisation senior facility	Level 2	338,157	338,157	343,539	343,539
U.S. facility	Level 2	450,000	450,000	450,000	450,000
Other borrowings	Level 2	50,369	50,369	52,926	52,926
Other liabilities(1)	Level 2	109,706	109,706	115,158	115,158
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$1,377	Other assets	$286
Interest rate swap agreements	Other assets	541	—	—
Interest rate swap agreements	Other liabilities	(6,515)	Other liabilities	(16,338)
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
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s condensed consolidated statements of financial condition:

June 30, 2026
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$338.2 million	SONIA
2025 Cap	September 2026	January 2028	Cash flow hedge	$338.2 million	SONIA
2025 Cap - U.S. Facility	December 2025	October 2028	Cash flow hedge	$130.0 million	1-month SOFR CME Term
2026 Cap	January 2028	January 2029	Cash flow hedge	$338.2 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$114.2 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$474.0 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S. Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - U.S. Facility	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - Global Senior Facility	April 2025	April 2027	Cash flow hedge	$150.0 million	1-month SOFR CME Term

December 31, 2025
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2024 Cap	September 2024	September 2026	Cash flow hedge	$343.5 million	SONIA
2025 Cap	September 2026	January 2028	Cash flow hedge	$343.5 million	SONIA
2025 Cap - U.S. Facility	December 2025	October 2028	Cash flow hedge	$130.0 million	1-month SOFR CME Term
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$117.5 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$487.5 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S. Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - U.S.Facility	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - Global Senior Facility	April 2025	April 2027	Cash flow hedge	$150.0 million	1-month SOFR CME Term

The Company expects to reclassify approximately $5.4 million of net derivative loss from OCI into earnings relating to its cash flow designated derivatives within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.
The following table summarizes the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Loss Recognized in OCI		Location of Loss Reclassified from OCI into Income	Loss Reclassified from OCI
	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025		2026	2025
Interest rate swap agreements	$(402)	$(4,609)	Interest expense	$(1,928)	$(1,043)
Interest rate cap contracts	(1,386)	(623)	Interest expense	(568)	(414)

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Loss Reclassified from OCI into Income	Loss Reclassified from OCI
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
Interest rate swap agreements	$6,400	$(5,809)	Interest expense	$(3,964)	$(1,510)
Interest rate cap contracts	(353)	(1,319)	Interest expense	(1,008)	(778)
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

Receivable portfolio purchases are aggregated into pools based on similar risk characteristics.. Examples of risk characteristics include financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic location. Once a pool is established, the portfolios will remain in the designated pool unless the underlying risk characteristics change. The purchase EIR of a pool will not change over the life of the pool even if expected future cash flows change.
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
Receivable portfolios, net consists of the following as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,609,705	4,371,532
Balance, end of period	$4,609,705	$4,371,532
The following table summarizes the changes in the balance of receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$4,437,415	$3,952,531	$4,371,532	$3,776,369
Negative allowance for expected recoveries - portfolio purchases(1)	443,815	367,099	806,656	734,950
Collections applied to receivable portfolios, net(2)	(336,622)	(293,811)	(665,017)	(553,400)
Changes in recoveries(3)	71,115	55,599	133,855	77,063
Put-backs and recalls	(2,977)	(4,420)	(6,355)	(9,559)
Disposals and transfers to real estate owned	(848)	(971)	(1,868)	(2,011)
Foreign currency translation adjustments	(2,193)	108,753	(29,098)	161,368
Balance, end of period	$4,609,705	$4,184,780	$4,609,705	$4,184,780
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchase price	$443,815	$367,099	$806,656	$734,950
Allowance for credit losses	2,051,335	1,125,478	3,002,979	2,080,137
Amortized cost	2,495,150	1,492,577	3,809,635	2,815,087
Noncredit discount	3,222,177	1,942,657	4,977,999	3,601,923
Face value	5,717,327	3,435,234	8,787,634	6,417,010
Write-off of amortized cost	(2,495,150)	(1,492,577)	(3,809,635)	(2,815,087)
Write-off of noncredit discount	(3,222,177)	(1,942,657)	(4,977,999)	(3,601,923)
Negative allowance	443,815	367,099	806,656	734,950
Negative allowance for expected recoveries - portfolio purchases	$443,815	$367,099	$806,656	$734,950
(2)Collections applied to receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash Collections	$736,864	$654,985	$1,455,278	$1,259,792
Less - amounts classified to portfolio revenue	(400,242)	(361,174)	(790,261)	(706,392)
Collections applied to receivable portfolios, net	$336,622	$293,811	$665,017	$553,400
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recoveries above forecast	$53,113	$52,263	$99,157	$79,215
Changes in expected future recoveries	18,002	3,336	34,698	(2,152)
Changes in recoveries	$71,115	$55,599	$133,855	$77,063
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and six months ended June 30, 2026 over-performed the forecasted collections by $53.1 million and $99.2 million, respectively, primarily driven by collections over-performance in the U.S. resulting from enhanced collections strategies. Collections during the three and six months ended June 30, 2025 over-performed the forecasted collections by $52.3 million and $79.2 million, respectively.
Changes in expected future recoveries are reassessed each quarter; the Company considers, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment when updating the forecasts of expected lifetime recoveries. The significant recoveries above forecast during the three and six months ended June 30, 2026 were carefully evaluated. Management concluded that the recoveries above forecast were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Additionally, the sustained over-performance in recent quarters led to increases in forecasted future recoveries for recently acquired vintages. As a result, the Company recorded a net positive change of $18.0 million and $34.7 million in expected future recoveries during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recorded a net positive change of $3.3 million and a net negative change of $2.2 million in expected future recoveries, respectively.

Note 6: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$50,259	$56,629
Prepaid expenses	34,522	36,162
Other financial receivables	15,712	21,110
Service fee receivables	13,096	13,131
Real estate owned	10,403	18,068
Income tax deposits	5,255	12,959
Deferred tax assets	4,272	5,766
Other	29,750	29,288
Total	$163,269	$193,113
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of June 30, 2026. The components of the Company’s consolidated borrowings were as follows (in thousands):

	June 30, 2026	December 31, 2025
Global senior secured revolving credit facility	$691,648	$631,998
Senior secured notes	2,452,757	2,324,335
Convertible senior notes	230,000	230,000
Cabot securitisation senior facility	338,157	343,539
U.S. facility	450,000	450,000
Other	50,369	52,926
Finance lease liabilities	448	596
	4,213,379	4,033,394
Less: debt discount and issuance costs, net of amortization	(33,864)	(32,101)
Total	$4,179,515	$4,001,293
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of June 30, 2026, the Global Senior Facility provided for a total committed facility of $1,485.0 million that matures in September 2029, except for a $69.5 million tranche that terminates in September 2028, and included the following key provisions:
•Interest at Term SOFR (or EURIBOR for any loan drawn in Euro or a rate based on SONIA for any loan drawn in British Pounds), with a Term SOFR (or EURIBOR or SONIA) floor of 0.00%, plus a margin of 2.25%, plus in the case of Term SOFR borrowings, a credit adjustment spread of 0.10%;
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
As of June 30, 2026, the outstanding borrowings under the Global Senior Facility were $691.6 million. The weighted average interest rate of the Global Senior Facility was 5.59% and 6.49% for the three months ended June 30, 2026 and 2025, respectively, and 5.56% and 6.52% for the six months ended June 30, 2026 and 2025, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $793.4 million as of June 30, 2026.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	June 30, 2026	December 31, 2025	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2028 Notes	$331,526	$336,803	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	—	487,532	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	—	500,000	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	500,000	USD	May 15, 2030	May 15, Nov 15	8.500%
Encore 2031 Notes	500,000	500,000	USD	Apr 15, 2031	Apr 15, Oct 15	6.625%
Encore 2032 Notes	750,000	—	USD	Jun 1, 2032	Jun 1, Dec 1	6.625%
Encore 2033 Floating Rate Notes	371,231	—	EUR	Jul 15, 2033	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +3.250%(2)
	$2,452,757	$2,324,335
_______________________
(1)Interest rate was based on three-month EURIBOR (subject to a 0% floor) plus 4.250% per annum, that reset quarterly.
(2)Interest rate is based on three-month EURIBOR (subject to a 0% floor) plus 3.250% per annum, resets quarterly.
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
On May 22, 2026, the Company issued $750.0 million in aggregate principal amount of 6.625% Senior Secured Notes due June 2032 at an issue price of 100.000% (the “Encore 2032 Notes”). Interest on the Encore 2032 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing on December 1, 2026. The Company used a portion of the proceeds from this offering to redeem in full the $500.0 million principal outstanding under the Encore 2029 Notes, and to pay certain transaction fees and expenses incurred in connection with the offering of the Encore 2032 Notes. In connection with the redemption of the Encore 2029 Notes, the Company recognized a total loss on extinguishment of debt of $28.0 million, which included a $23.1 million make-whole premium for the early redemption and the write-off of the related unamortized issuance costs, during the three and six months ended June 30, 2026.
On May 28, 2026, the Company issued €325.0 million (approximately $371.2 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of June 30, 2026) in aggregate principal amount of senior secured floating rate Notes due July 2033 at an issue price of 100.000% (the “Encore 2033 Floating Rate Notes”). The Encore 2033 Floating Rate Notes bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.250% per annum, reset quarterly. Interest on the Encore 2033 Floating Rate Notes is payable quarterly, in arrears, on January 15, April 15, July 15, and October 15 of each year, commencing on July 15, 2026. The Company used the proceeds from this offering, together with drawings under its Global Senior Facility, to redeem in full the €415.0 million (approximately $474.0 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of June 30, 2026) principal outstanding under the Encore 2028 Floating Rate Notes, and to pay certain transaction fees and expenses incurred in connection with the offering of the Encore 2033 Floating Rate Notes. In connection with the redemption of the Encore 2028 Floating Rate Notes, the Company recognized a loss on extinguishment of debt of $2.5 million, which consisted of the write-off of the related unamortized debt discount and issuance costs, during the three and six months ended June 30, 2026.
The Encore 2028 Floating Rate Notes had a weighted average interest rate, through redemption on May 28, 2026, of 6.41% and 6.61% for the three months ended June 30, 2026 and 2025, respectively, and 6.32% and 6.85% for the six months ended June 30, 2026 and 2025, respectively.
The Encore 2033 Floating Rate Notes had a weighted average interest rate of 5.44% from issuance on May 28, 2026 through June 30, 2026.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	June 30, 2026	December 31, 2025	Maturity Date	Interest Payment Dates	Interest Rate
2029 Convertible Notes	$230,000	$230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
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
Certain key terms related to the convertible features as of June 30, 2026 are listed below ($ in thousands, except conversion price):

2029 Convertible Notes
Initial conversion price	$65.89
Closing stock price at date of issuance	$51.68
Closing stock price date	Feb 28, 2023
Initial conversion rate (shares per $1,000 principal amount)	15.1763
Effective conversion price(1)	$82.69
Excess of if-converted value compared to principal(2)	$95,633
Free conversion date	Dec 15, 2028
_______________________
(1)As discussed above, the Company maintains a hedge program that increases the effective conversion price for the 2029 Convertible Notes to $82.69.
(2)Represents the premium the Company would have to pay assuming the Convertible Notes were converted on June 30, 2026 using a hypothetical share price based on the closing stock price on June 30, 2026.
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

On July 22, 2026, in accordance with the redemption rights set forth in the indenture of the 2029 Convertible Notes, the Company called all $230.0 million aggregate principal amount of its outstanding 2029 Convertible Notes for redemption (the “Redemption”) on September 24, 2026 (the “Redemption Date”).
The redemption price will be paid in cash and equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date, which equates to a redemption price of $1,001 per $1,000 principal amount of any 2029 Convertible Notes called for Redemption.
The issuance of the redemption notice constitutes a “Make-Whole Fundamental Change” under the indenture. As a result, the conversion rate for notes surrendered for conversion during the applicable make-whole conversion period will increase from 15.1763 shares to 16.2056 shares of common stock per $1,000 principal amount of notes, subject to further adjustment in accordance with the terms of the indenture.
The Company elected to settle all conversions of the 2029 Convertible Notes in cash. In connection with the Redemption, the Company expects the capped call transactions entered into in connection with the issuance of the 2029 Convertible Notes to unwind and terminate in full. In connection with any such unwind and termination, the Company expects to receive from each option counterparty an amount of cash (or shares of the Company’s common stock if agreed with the applicable option counterparty) reflecting the then-current option value of such capped call transaction. The Company expects to enter into bilateral unwind agreements with each option counterparty to unwind and terminate its respective capped call transaction as of or shortly following the Redemption Date.
The Company’s convertible notes are carried as a single liability, which reflects the principal amount of the convertible notes. Interest expense related to the Convertible Notes was $2.3 million and $3.1 million during the three months ended June 30, 2026 and 2025, respectively, and $4.6 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively.
Cabot Securitisation Senior Facility
Cabot Securitisation UK Ltd (“Cabot Securitisation”), an indirect subsidiary of Encore, has a senior facility for a committed amount of £255.0 million (as amended, the “Cabot Securitisation Senior Facility”). Funds drawn under the Cabot Securitisation Senior Facility bear interest at a rate per annum equal to SONIA plus a margin of 3.00% plus, for periods after January 18, 2029, a step up margin ranging from zero to 1.00%. The Cabot Securitisation Senior Facility matures in January 2031.
As of June 30, 2026, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $338.2 million based on an exchange rate of $1.00 to £0.75, the exchange rate as of June 30, 2026). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was £275.1 million (approximately $364.8 million based on an exchange rate of $1.00 to £0.75, the exchange rate as of June 30, 2026) as of June 30, 2026. The weighted average interest rate of the Cabot Securitisation Senior Facility was 6.74% and 7.54% for the three months ended June 30, 2026 and 2025, respectively, and 6.82% and 7.66% for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the outstanding borrowings under the U.S. Facility were $450.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of June 30, 2026, this included receivables acquired from MCM, the book value of which was $852.5 million. The weighted average interest rate of the U.S. Facility was 7.15% and 7.82% for the three months ended June 30, 2026 and 2025, respectively, and 7.17% and 7.82% for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended June 30, 2026
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(7,010)	$(125,435)	$(132,445)
Other comprehensive (loss) income before reclassification	(1,788)	808	(980)
Reclassification	2,496	—	2,496
Tax effect	(399)	(63)	(462)
Balance at end of period	$(6,701)	$(124,690)	$(131,391)

	Three Months Ended June 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(17,244)	$(130,298)	$(147,542)
Other comprehensive (loss) income before reclassification	(5,232)	30,855	25,623
Reclassification	1,457	—	1,457
Tax effect	922	59	981
Balance at end of period	$(20,097)	$(99,384)	$(119,481)

	Six Months Ended June 30, 2026
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(15,034)	$(113,073)	$(128,107)
Other comprehensive income (loss) before reclassification	6,047	(11,425)	(5,378)
Reclassification	4,972	—	4,972
Tax effect	(2,686)	(192)	(2,878)
Balance at end of period	$(6,701)	$(124,690)	$(131,391)

	Six Months Ended June 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(16,368)	$(145,762)	$(162,130)
Other comprehensive (loss) income before reclassification	(7,128)	46,192	39,064
Reclassification	2,288	—	2,288
Tax effect	1,111	186	1,297
Balance at end of period	$(20,097)	$(99,384)	$(119,481)
Note 10: Income Taxes
The Company’s effective tax rate was 22.8% for both the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company’s effective tax rate was 24.7% and 23.8%, respectively. For the three and six months ended June 30, 2026 and 2025, the differences between the effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through April 6, 2034. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2026 and 2025, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three and six months ended June 30, 2026. The estimated impact of top-up tax for the three and six months ended June 30, 2026 was immaterial.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The legislation features permanent extension, with modifications, of key 2017 Tax Cuts and Jobs Act provisions that were set to change at the end of 2025. The effects of the OBBBA were included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2026 and the impact was immaterial.
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

As of June 30, 2026, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or any new material legal proceedings during the three and six months ended June 30, 2026.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of June 30, 2026, the Company has no material reserves for legal matters.
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
As of June 30, 2026, the Company had entered into forward flow purchase agreements for the purchase of nonperforming loans with an estimated minimum aggregate purchase price of $557.4 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.
Note 12: Segment and Geographic Information
The Company has one reportable segment, the debt purchasing and recovery segment. Segment assets are presented in the Company’s condensed consolidated statements of financial condition as total assets. The following tables present the results of operations of the Company’s reportable segment for the periods presented (in thousands):

	Three Months Ended June 30, 2026
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$491,872	$—	$491,872
Total operating expenses(1)	(286,359)	(18,611)	(304,970)
Operating income	205,513		186,902
Other segment items(2)		(30,148)	(30,148)
Interest expense(3)		(73,907)	(73,907)
Provision for income taxes		(18,848)	(18,848)
Net income			$63,999
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended June 30, 2026, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $13.1 million for corporate employees and general and administrative expenses of $4.8 million.
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
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended June 30, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $12.2 million for corporate employees and general and administrative expenses of $4.4 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Six Months Ended June 30, 2026
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$967,283	$—	$967,283
Total operating expenses(1)	(562,384)	(34,005)	(596,389)
Operating income	404,899		370,894
Other segment items(2)		(29,358)	(29,358)
Interest expense(3)		(146,957)	(146,957)
Provision for income taxes		(44,337)	(44,337)
Net income			$150,242
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the six months ended June 30, 2026, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $23.4 million for corporate employees and general and administrative expenses of $9.7 million.
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
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the six months ended June 30, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $20.3 million for corporate employees and general and administrative expenses of $9.8 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues:
United States	$362,501	$312,590	$714,159	$582,176
Europe
United Kingdom	97,245	91,009	185,770	175,477
Other European countries(1)	30,885	37,129	64,322	74,122
Total Europe	128,130	128,138	250,092	249,599

Other geographies(1)	1,241	1,394	3,032	3,122
Total	$491,872	$442,122	$967,283	$834,897
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
There have been no events or circumstances during the three and six months ended June 30, 2026 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.
The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total Company
Balance as of December 31, 2025	$536,291
Effect of foreign currency translation	(6,804)
Balance as of March 31, 2026	529,487
Effect of foreign currency translation	(745)
Balance as of June 30, 2026	$528,742

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

Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MCM (United States)	$372,277	$317,264	$688,071	$633,630
Cabot (Europe)	71,538	49,835	118,585	101,320
Total purchases of receivable portfolios	$443,815	$367,099	$806,656	$734,950
In the United States, capital deployments increased during the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. Portfolio purchases in the U.S. were robust as supply increased and pricing remained at favorable levels. Our record purchases in the U.S. during the second quarter included opportunistic spot market purchases.
In Europe, capital deployments increased during the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year. Capital deployment can fluctuate based on the timing of the forward flow contracts and spot purchases. Pricing continues to remain competitive in our European footprint, constraining the amount of capital we choose to deploy in Europe.
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
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MCM (United States):
Call center and digital collections	$360,718	$320,152	$722,175	$618,374
Legal collections	209,186	166,811	401,579	318,486
Collection agencies	1,985	3,389	4,606	7,517
Subtotal	571,889	490,352	1,128,360	944,377
Cabot (Europe):
Call center and digital collections	65,323	66,495	130,615	128,765
Legal collections	59,700	59,033	117,224	112,806
Collection agencies	39,273	38,439	77,531	72,372
Subtotal	164,296	163,967	325,370	313,943
Other geographies:	679	666	1,548	1,472
Total collections from purchased receivables	$736,864	$654,985	$1,455,278	$1,259,792

Collections from purchased receivables increased by $81.9 million, or 12.5%, to $736.9 million during the three months ended June 30, 2026, as compared to $655.0 million during the three months ended June 30, 2025. Gross collections from purchased receivables increased by $195.5 million, or 15.5%, to $1,455.3 million during the six months ended June 30, 2026, as compared to $1,259.8 million during the six months ended June 30, 2025. The increases in collections in the United States were primarily a result of consistent increases in capital deployments in the United States in recent periods. Collections in Europe were favorably impacted by foreign currency translation by approximately $1.7 million and $13.9 million, during the three and six months ended June 30, 2026, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 0.5% and 3.6% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2026		2025
Revenues
Portfolio revenue	$400,242	81.4%	$361,174	81.7%
Changes in recoveries	71,115	14.5%	55,599	12.6%
Total debt purchasing revenue	471,357	95.9%	416,773	94.3%
Servicing revenue	18,228	3.6%	22,300	5.0%
Other revenues	2,287	0.5%	3,049	0.7%
Total revenues	491,872	100.0%	442,122	100.0%
Operating expenses
Salaries and employee benefits	119,585	24.3%	117,738	26.6%
Cost of legal collections	96,599	19.6%	79,649	18.0%
General and administrative expenses	38,724	7.9%	41,327	9.3%
Other operating expenses	36,831	7.6%	36,990	8.4%
Collection agency commissions	6,119	1.2%	8,374	1.9%
Depreciation and amortization	7,112	1.4%	7,311	1.7%
Total operating expenses	304,970	62.0%	291,389	65.9%
Income from operations	186,902	38.0%	150,733	34.1%
Other expense
Interest expense	(73,907)	(15.1)%	(73,943)	(16.7)%
Loss on extinguishment of debt	(30,533)	(6.2)%	—	0.0%
Other income	385	0.1%	1,226	0.3%
Total other expense	(104,055)	(21.2)%	(72,717)	(16.4)%
Income before income taxes	82,847	16.8%	78,016	17.7%
Provision for income taxes	(18,848)	(3.8)%	(19,295)	(4.4)%
Net income	$63,999	13.0%	$58,721	13.3%

	Six Months Ended June 30,
	2026		2025
Revenues
Portfolio revenue	$790,261	81.7%	$706,392	84.6%
Changes in recoveries	133,855	13.8%	77,063	9.2%
Total debt purchasing revenue	924,116	95.5%	783,455	93.8%
Servicing revenue	38,866	4.1%	44,847	5.4%
Other revenues	4,301	0.4%	6,595	0.8%
Total revenues	967,283	100.0%	834,897	100.0%
Operating expenses
Salaries and employee benefits	234,126	24.2%	223,670	26.8%
Cost of legal collections	185,820	19.2%	147,662	17.7%
General and administrative expenses	78,353	8.2%	82,345	10.0%
Other operating expenses	71,664	7.5%	71,242	8.5%
Collection agency commissions	12,456	1.3%	15,247	1.8%
Depreciation and amortization	13,970	1.4%	14,655	1.8%
Total operating expenses	596,389	61.8%	554,821	66.6%
Income from operations	370,894	38.2%	280,076	33.4%
Other expense
Interest expense	(146,957)	(15.1)%	(144,473)	(17.3)%
Loss on extinguishment of debt	(30,533)	(3.2)%	—	0.0%
Other income	1,175	0.1%	2,873	0.3%
Total other expense	(176,315)	(18.2)%	(141,600)	(17.0)%
Income before income taxes	194,579	20.0%	138,476	16.4%
Provision for income taxes	(44,337)	(4.6)%	(32,959)	(3.9)%
Net income	$150,242	15.4%	$105,517	12.5%

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
The following tables summarize revenues for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue recognized from portfolio basis	$395,885	$354,747	$41,138	11.6%
ZBA revenue	4,357	6,427	(2,070)	(32.2)%
Portfolio revenue	400,242	361,174	39,068	10.8%

Recoveries above forecast	53,113	52,263	850
Changes in expected future recoveries	18,002	3,336	14,666
Changes in recoveries	71,115	55,599	15,516	27.9%
Debt purchasing revenue	471,357	416,773	54,584	13.1%

Servicing revenue	18,228	22,300	(4,072)	(18.3)%
Other revenues	2,287	3,049	(762)	(25.0)%
Total revenues	$491,872	$442,122	$49,750	11.3%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue recognized from portfolio basis	$781,478	$694,503	$86,975	12.5%
ZBA revenue	8,783	11,889	(3,106)	(26.1)%
Portfolio revenue	790,261	706,392	83,869	11.9%

Recoveries above forecast	99,157	79,215	19,942
Changes in expected future recoveries	34,698	(2,152)	36,850
Changes in recoveries	133,855	77,063	56,792	73.7%
Debt purchasing revenue	924,116	783,455	140,661	18.0%

Servicing revenue	38,866	44,847	(5,981)	(13.3)%
Other revenues	4,301	6,595	(2,294)	(34.8)%
Total revenues	$967,283	$834,897	$132,386	15.9%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenue was favorably impacted by foreign currency translation by approximately $1.2 million and $10.4 million during the three and six months ended June 30, 2026, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 0.5% and 3.6% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively.
The increases in revenue recognized from portfolio basis during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to a higher portfolio basis (i.e. a higher receivable portfolios balance) in the U.S. driven by a consistent higher volume of purchases in recent periods.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively, and are expected to vary from period to period. Collections during the three and six months ended June 30, 2026 over-performed the forecasted collections by $53.1 million and $99.2 million, respectively, primarily as a result of collections over-performance in the U.S. The collections over-performance in the U.S. has been driven by the deployment of new technologies, enhanced digital capabilities and continued operational innovation, which has enabled us to reach more consumers, leading to more payments as well as a larger payer book. These initiatives have had a greater impact on the early stages of a portfolio’s lifecycle, leading to over-performance for our recent vintages. Collections during the three and six months ended June 30, 2025 over-performed the forecasted collections by $52.3 million and $79.2 million, respectively.
We reassess the forecasts of expected lifetime recoveries each quarter by considering, among other factors, historical and current collection performance, changes in consumer behaviors, and the macroeconomic environment. The significant recoveries above forecast during the three and six months ended June 30, 2026 were carefully evaluated. We concluded that the recoveries above forecast were primarily current period collections over-performance and did not represent any material shift in timing of the collections. Additionally, the sustained over-performance in recent quarters led to increases in forecasted future recoveries for recently acquired vintages. As a result, we recorded a net positive change of $18.0 million and $34.7 million in expected future recoveries during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, we recorded a net positive change of $3.3 million and a net negative change of $2.2 million in expected future recoveries, respectively.

The following tables summarize collections from receivable portfolios, portfolio revenue, changes in recoveries, end of period receivable portfolios balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2026			As of June 30, 2026
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$4,357	$4,357	$—	$—	—%
<2022	73,631	41,535	1,461	275,223	4.8%
2022	30,431	13,881	1,172	140,100	3.1%
2023	78,839	35,244	8,096	337,697	3.3%
2024	150,651	65,893	15,146	618,327	3.3%
2025	182,530	101,683	27,902	1,023,926	3.2%
2026	51,450	43,735	2,396	685,214	3.3%
Subtotal	571,889	306,328	56,173	3,080,487	3.4%
Europe:
ZBA	—	—	—	—	—%
<2022	75,605	47,667	4,866	667,996	2.3%
2022	11,339	5,684	73	117,896	1.5%
2023	15,650	7,291	3,572	162,122	1.5%
2024	30,046	15,387	3,081	261,055	1.9%
2025	22,723	12,542	2,152	195,668	2.1%
2026	8,933	5,343	1,178	114,035	2.0%
Subtotal	164,296	93,914	14,922	1,518,772	2.0%
Other geographies(1):
All vintages	679	—	20	10,446	—%
Subtotal	679	—	20	10,446	—%
Total	$736,864	$400,242	$71,115	$4,609,705	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended June 30, 2025			As of June 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$6,426	$6,426	$—	$—	—%
<2021	86,665	47,849	7,485	312,462	4.8%
2021	22,961	12,247	(42)	96,971	3.9%
2022	48,616	20,824	4,575	210,943	3.1%
2023	110,961	51,408	3,406	491,813	3.3%
2024	161,522	88,596	25,953	856,320	3.3%
2025	53,201	40,434	3,429	627,098	3.2%
Subtotal	490,352	267,784	44,806	2,595,607	3.4%
Europe:
ZBA	1	1	—	—	—%
<2021	76,209	47,863	3,884	685,514	2.3%
2021	11,365	6,731	705	121,998	1.9%
2022	13,761	6,678	652	144,793	1.5%
2023	20,602	8,197	5,048	188,506	1.5%
2024	33,525	18,778	(689)	327,476	1.9%
2025	8,504	5,142	803	104,967	2.2%
Subtotal	163,967	93,390	10,403	1,573,254	2.0%
Other geographies(1):
All vintages	666	—	390	15,919	—%
Subtotal	666	—	390	15,919	—%
Total	$654,985	$361,174	$55,599	$4,184,780	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2026			As of June 30, 2026
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$8,782	$8,782	$—	$—	—%
<2022	151,205	87,823	(781)	275,223	4.8%
2022	64,235	29,410	1,136	140,100	3.1%
2023	166,315	73,670	23,570	337,697	3.3%
2024	313,845	139,403	30,356	618,327	3.3%
2025	362,698	208,975	52,271	1,023,926	3.2%
2026	61,280	54,516	5,028	685,214	3.3%
Subtotal	1,128,360	602,579	111,580	3,080,487	3.4%
Europe:
ZBA	1	1	—	—	—%
<2022	151,216	97,428	4,175	667,996	2.3%
2022	22,813	11,677	(396)	117,896	1.5%
2023	32,897	14,886	7,560	162,122	1.5%
2024	61,211	31,677	4,330	261,055	1.9%
2025	46,517	25,767	3,876	195,668	2.1%
2026	10,715	6,246	2,243	114,035	2.0%
Subtotal	325,370	187,682	21,788	1,518,772	2.0%
Other geographies(1):
All vintages	1,548	—	487	10,446	—%
Subtotal	1,548	—	487	10,446	—%
Total	$1,455,278	$790,261	$133,855	$4,609,705	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Six Months Ended June 30, 2025			As of June 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$11,887	$11,887	$—	$—	—%
<2021	177,565	101,235	6,837	312,462	4.8%
2021	48,183	25,894	(409)	96,971	3.9%
2022	101,566	44,223	6,053	210,943	3.1%
2023	227,183	109,141	(41)	491,813	3.3%
2024	315,016	182,598	37,323	856,320	3.3%
2025	62,977	50,506	6,929	627,098	3.2%
Subtotal	944,377	525,484	56,692	2,595,607	3.4%
Europe:
ZBA	2	2	—	—	—%
<2021	148,114	94,204	8,362	685,514	2.3%
2021	21,833	13,243	763	121,998	1.9%
2022	27,697	13,253	1,542	144,793	1.5%
2023	41,392	16,362	7,172	188,506	1.5%
2024	63,920	37,166	391	327,476	1.9%
2025	10,985	6,678	1,273	104,967	2.2%
Subtotal	313,943	180,908	19,503	1,573,254	2.0%
Other geographies(1):
All vintages	1,472	—	868	15,919	—%
Subtotal	1,472	—	868	15,919	—%
Total	$1,259,792	$706,392	$77,063	$4,184,780	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenue decreased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily driven by decreases in BPO revenue and collection service fees. Other revenues decreased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily driven by decreases in gains recognized on the sale of real estate assets.

Operating Expenses
The following tables summarize operating expenses during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$119,585	$117,738	$1,847	1.6%
Cost of legal collections	96,599	79,649	16,950	21.3%
General and administrative expenses	38,724	41,327	(2,603)	(6.3)%
Other operating expenses	36,831	36,990	(159)	(0.4)%
Collection agency commissions	6,119	8,374	(2,255)	(26.9)%
Depreciation and amortization	7,112	7,311	(199)	(2.7)%
Total operating expenses	$304,970	$291,389	$13,581	4.7%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$234,126	$223,670	$10,456	4.7%
Cost of legal collections	185,820	147,662	38,158	25.8%
General and administrative expenses	78,353	82,345	(3,992)	(4.8)%
Other operating expenses	71,664	71,242	422	0.6%
Collection agency commissions	12,456	15,247	(2,791)	(18.3)%
Depreciation and amortization	13,970	14,655	(685)	(4.7)%
Total operating expenses	$596,389	$554,821	$41,568	7.5%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $0.9 million and $7.4 million, during the three and six months ended June 30, 2026, respectively, primarily as a result of the weakening of the U.S. dollar against the British Pound by approximately 0.5% and 3.6% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
The increase in salaries and employee benefits during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to the following reasons:
•An increase in employee benefits of $1.3 million, primarily attributable to higher health insurance costs; and
•An increase in stock-based compensation expense of $0.8 million attributable to increased stock price in the recent periods and higher vesting of performance-based awards.
The increase in salaries and employee benefits during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to the following reasons:
•An increase in salaries and bonuses of $6.0 million, primarily attributable to higher performance-based bonuses awarded to employees as a result of our strong overall performance for the year ended December 31, 2025;
•An increase in stock-based compensation expense of $1.9 million attributable to increased stock price in the recent periods and higher vesting of performance-based awards; and
•An increase in employee benefits of $1.3 million, primarily attributable to higher health insurance costs.

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
The following tables summarize our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Court costs	$65,927	$54,050	$11,877	22.0%
Legal collection fees	30,672	25,599	5,073	19.8%
Total cost of legal collections	$96,599	$79,649	$16,950	21.3%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Court costs	$126,894	$98,864	$28,030	28.4%
Legal collection fees	58,926	48,798	10,128	20.8%
Total cost of legal collections	$185,820	$147,662	$38,158	25.8%
The increases of cost of legal collections during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to increased legal placements in this channel in the United States.
General and Administrative Expenses
The decrease in general and administrative expense during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to a decrease in consulting fees of $4.4 million. The decrease was partially offset by an increase in information technology expenses of $1.8 million.
The decrease in general and administrative expense during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to a decrease in consulting fees of $6.0 million. The decrease was partially offset by an increase in information technology expenses of $2.9 million.
Other Operating Expenses
Other operating expenses remained relatively consistent during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions decreased during the three and six months ended June 30, 2026, as compared to the same periods in the prior year, primarily due to fewer accounts placed with external agencies in the United States.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $0.2 million and $0.7 million during the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The decreases were primarily due to smaller depreciable and amortizable asset balances during the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year.

Interest Expense
The following tables summarize our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Stated interest on debt obligations	$71,255	$70,276	$979	1.4%
Amortization of debt issuance costs	2,535	3,428	(893)	(26.1)%
Amortization of debt discount	117	239	(122)	(51.0)%
Total interest expense	$73,907	$73,943	$(36)	—%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Stated interest on debt obligations	$141,768	$137,262	$4,506	3.3%
Amortization of debt issuance costs	4,890	6,757	(1,867)	(27.6)%
Amortization of debt discount	299	454	(155)	(34.1)%
Total interest expense	$146,957	$144,473	$2,484	1.7%
The slight increase in stated interest expense during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $4.6 million; and
•The effect resulting from a slightly unfavorable impact of foreign currency translation of approximately $0.2 million driven by the weakening of the U.S. dollar against the British Pound.
•The increase was partially offset by the effect resulting from a decrease in interest rates of approximately $3.8 million.
The increase in stated interest expense during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $8.6 million; and
•The effect resulting from an unfavorable impact of foreign currency translation of approximately $1.9 million driven by the weakening of the U.S. dollar against the British Pound.
•The increase was partially offset by the effect resulting from a decrease in interest rates of approximately $6.0 million.
Loss on Extinguishment of Debt
Loss on extinguishment of debt associated with the early redemptions of the Encore 2028 Floating Rate Notes and the Encore 2029 Notes in May 2026 was $30.5 million for the three and six months ended June 30, 2026. There was no loss on extinguishment of debt during the corresponding periods in 2025. Refer to “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for details of our financing activities.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $0.4 million and $1.2 million during the three and six months ended June 30, 2026, respectively. Other income, net, was $1.2 million and $2.9 million during the three and six months ended June 30, 2025, respectively. Interest income included in other income, net of other expense, was $1.1 million and $2.2 million during the three and six months ended June 30, 2026, respectively. Interest income included in other income, net of other expense, was $1.4 million and $2.9 million during the three and six months ended June 30, 2025, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$18,848	$19,295	$44,337	$32,959
Effective tax rate	22.8%	24.7%	22.8%	23.8%

For the three and six months ended June 30, 2026 and 2025, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income, as reported	$63,999	$58,721	$150,242	$105,517
Adjustments:
Interest expense	73,907	73,943	146,957	144,473
Interest income	(1,092)	(1,362)	(2,186)	(2,908)
Provision for income taxes	18,848	19,295	44,337	32,959
Depreciation and amortization	7,112	7,311	13,970	14,655
Stock-based compensation expense	6,043	5,283	10,618	8,707
Acquisition, integration and restructuring related expenses(1)	3,213	1,042	4,678	1,290
Loss on extinguishment of debt	30,533	—	30,533	—
Adjusted EBITDA	$202,563	$164,233	$399,149	$304,693
Collections applied to principal balance(2)	$269,880	$244,677	$539,349	$488,977
_______________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collections applied to receivable portfolios, net	$336,622	$293,811	$665,017	$553,400
Changes in recoveries	(71,115)	(55,599)	(133,855)	(77,063)
Other proceeds applied to basis	4,373	6,465	8,187	12,640
Collections applied to principal balance	$269,880	$244,677	$539,349	$488,977

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through June 30, 2026
		<2022	2022	2023	2024	2025	2026	Total(2)	CCMM(3)
United States:
<2022	$7,585,789	$16,334,075	$1,256,655	$861,884	$606,852	$432,143	$159,987	$19,651,596	2.6
2022	548,704	—	98,277	268,516	254,329	179,247	64,235	864,604	1.6
2023	805,455	—	—	184,182	471,838	419,265	166,315	1,241,600	1.5
2024	990,400	—	—	—	238,635	625,051	313,845	1,177,531	1.2
2025	1,167,998	—	—	—	—	293,593	362,698	656,291	0.6
2026	686,949	—	—	—	—	—	61,280	61,280	0.1
Subtotal	11,785,295	16,334,075	1,354,932	1,314,582	1,571,654	1,949,299	1,128,360	23,652,902	2.0
Europe:
<2022	3,421,004	4,512,881	516,314	432,671	383,208	336,631	151,217	6,332,922	1.9
2022	231,869	—	36,957	70,385	64,555	52,865	22,813	247,575	1.1
2023	259,255	—	—	40,975	89,799	78,352	32,897	242,023	0.9
2024	353,182	—	—	—	50,469	128,970	61,211	240,650	0.7
2025	234,058	—	—	—	—	44,123	46,517	90,640	0.4
2026	118,585	—	—	—	—	—	10,715	10,715	0.1
Subtotal	4,617,953	4,512,881	553,271	544,031	588,031	640,941	325,370	7,164,525	1.6
Other geographies(4):
All vintages	340,283	538,948	3,334	3,954	2,793	2,546	1,548	553,123	1.6
Subtotal	340,283	538,948	3,334	3,954	2,793	2,546	1,548	553,123	1.6
Total	$16,743,531	$21,385,904	$1,911,537	$1,862,567	$2,162,478	$2,592,786	$1,455,278	$31,370,550	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2026, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through June 30, 2026 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Collections	Purchase Price Multiple(3)
United States:
<2022	$7,585,789	$19,651,596	$700,679	$20,352,275	2.7
2022	548,704	864,604	284,815	1,149,419	2.1
2023	805,455	1,241,600	703,252	1,944,852	2.4
2024	990,400	1,177,531	1,273,208	2,450,739	2.5
2025	1,167,998	656,291	2,133,130	2,789,421	2.4
2026	686,949	61,280	1,542,139	1,603,419	2.3
Subtotal	11,785,295	23,652,902	6,637,223	30,290,125	2.6
Europe:
<2022	3,421,004	6,332,922	1,759,935	8,092,857	2.4
2022	231,869	247,575	216,082	463,657	2.0
2023	259,255	242,023	288,489	530,512	2.0
2024	353,182	240,650	563,977	804,627	2.3
2025	234,058	90,640	434,829	525,469	2.2
2026	118,585	10,715	249,913	260,628	2.2
Subtotal	4,617,953	7,164,525	3,513,225	10,677,750	2.3
Other geographies(4):
All vintages	340,283	553,123	13,897	567,020	1.7
Subtotal	340,283	553,123	13,897	567,020	1.7
Total	$16,743,531	$31,370,550	$10,164,345	$41,534,895	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through June 30, 2026, excluding collections on behalf of others.
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

	Estimated Remaining Collections by Year of Purchase(1)
	2026(3)	2027	2028	2029	2030	2031	2032	2033	2034	>2034	Total(2)
United States:
<2022	$126,847	$185,086	$125,010	$85,051	$58,019	$39,782	$27,417	$18,716	$12,721	$22,030	$700,679
2022	47,082	73,079	49,788	34,372	24,460	17,364	12,089	8,374	5,894	12,313	284,815
2023	117,495	178,926	126,702	84,762	58,724	41,723	29,662	20,589	14,322	30,347	703,252
2024	233,083	324,892	214,981	151,775	106,720	75,768	53,083	37,067	25,697	50,142	1,273,208
2025	318,609	587,538	371,868	253,617	181,467	128,405	91,325	63,968	44,694	91,639	2,133,130
2026	177,777	392,919	312,327	198,966	135,879	95,886	68,440	48,963	34,390	76,592	1,542,139
Subtotal	1,020,893	1,742,440	1,200,676	808,543	565,269	398,928	282,016	197,677	137,718	283,063	6,637,223
Europe:
<2022	137,899	246,397	213,647	182,707	155,771	133,925	116,600	102,483	90,560	379,946	1,759,935
2022	21,976	37,678	30,930	25,060	20,291	16,699	13,646	10,932	9,039	29,831	216,082
2023	29,866	50,532	42,145	33,842	27,052	21,843	17,870	14,586	11,849	38,904	288,489
2024	49,794	86,923	73,419	61,290	50,641	41,997	35,520	30,821	26,846	106,726	563,977
2025	40,176	71,666	59,395	48,556	39,430	32,132	26,525	22,644	19,195	75,110	434,829
2026	20,437	40,949	36,016	28,927	23,429	18,958	15,533	12,990	10,905	41,769	249,913
Subtotal	300,148	534,145	455,552	380,382	316,614	265,554	225,694	194,456	168,394	672,286	3,513,225
Other geographies(4):
All vintages	3,239	4,220	2,728	1,777	913	482	251	148	77	62	13,897
Subtotal	3,239	4,220	2,728	1,777	913	482	251	148	77	62	13,897
Portfolio ERC	1,324,280	2,280,805	1,658,956	1,190,702	882,796	664,964	507,961	392,281	306,189	955,411	10,164,345
REO ERC(5)	10,272	3,718	—	—	—	—	—	—	—	—	13,990
Total ERC	$1,334,552	$2,284,523	$1,658,956	$1,190,702	$882,796	$664,964	$507,961	$392,281	$306,189	$955,411	$10,178,335
________________________
(1)As of June 30, 2026, ERC for Zero Basis Portfolios includes $20.1 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes $13.9 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining cash collections over a 180-month period. As of June 30, 2026, ERC for 84-months was $8,733.1 million.
(3)Amount for 2026 consists of six months data from July 1, 2026 to December 31, 2026.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(5)Real estate-owned assets (“REO”) ERC includes $14.0 million of estimated future cash flows for Europe.

Estimated Future Collections Applied to Receivable Portfolios
As of June 30, 2026, we had $4.6 billion in receivable portfolios. The estimated future collections applied to the receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2026(1)	$427,598	$122,061	$2,653	$552,312
2027	821,616	219,134	3,284	1,044,034
2028	573,555	189,995	1,995	765,545
2029	374,100	156,927	1,222	532,249
2030	259,812	127,503	523	387,838
2031	184,032	104,274	349	288,655
2032	131,390	87,468	191	219,049
2033	93,006	75,844	116	168,966
2034	64,938	67,092	61	132,091
2035	45,941	62,597	33	108,571
2036	33,772	58,365	15	92,152
2037	25,160	55,315	4	80,479
2038	19,889	56,063	—	75,952
2039	15,056	56,378	—	71,434
2040	8,727	51,774	—	60,501
2041	1,895	27,982	—	29,877
Total	$3,080,487	$1,518,772	$10,446	$4,609,705
________________________
(1)Amount for 2026 consists of six months data from July 1, 2026 to December 31, 2026.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Net cash provided by operating activities	$52,946	$54,807
Net cash used in investing activities	(130,650)	(169,652)
Net cash provided by financing activities	106,832	87,230
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $52.9 million and $54.8 million during the six months ended June 30, 2026 and 2025, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Adjusting for the changes in recoveries resulted in a decrease in operating cash flows by $133.9 million and $77.1 million during the six months ended June 30, 2026 and 2025, respectively. Refer to “Note 5: Receivable Portfolios, Net” in the notes to our condensed consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $130.7 million and $169.7 million during the six months ended June 30, 2026 and 2025, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $800.3 million and $725.4 million during the six months ended June 30, 2026 and 2025, respectively. Collection proceeds applied to the principal of our receivable portfolios were $665.0 million and $553.4 million during the six months ended June 30, 2026 and 2025, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $106.8 million and $87.2 million during the six months ended June 30, 2026 and 2025, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $791.1 million and $549.6 million during the six months ended June 30, 2026 and 2025, respectively. Repayments of amounts outstanding under our credit facilities were $723.8 million and $418.5 million during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we issued $750.0 million in senior secured notes that mature in 2032. We used a portion of the proceeds from this offering to redeem the $500.0 million principal outstanding under the Encore 2029 Notes in full. During the six months ended June 30, 2026, we issued €325.0 million (approximately $371.2 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of June 30, 2026) in floating rate senior secured notes due 2033. We used the proceeds from this offering, together with drawings under our Global Senior Facility, to redeem the €415.0 million (approximately $474.0 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of June 30, 2026) principal outstanding under the Encore 2028 Floating Rate Notes in full.
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

We are in material compliance with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $793.4 million as of June 30, 2026.
In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and six months ended June 30, 2026, we repurchased 330,121 and 675,669 shares of our common stock for $26.7 million and $46.7 million, respectively, under the share repurchase program. During the three and six months ended June 30, 2025, we repurchased 418,499 and 707,924 shares of our common stock for $15.0 million and $25.0 million, respectively, under the share repurchase program. As of June 30, 2026, we had remaining authority to purchase $255.7 million of our common stock. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of June 30, 2026, consisted of $58.4 million held by U.S.-based entities and $124.5 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $14.1 million as of June 30, 2026.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of June 30, 2026, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Interest Rates. As of June 30, 2026, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. During the three months ended June 30, 2026, the Company repurchased 330,121 shares of our common stock for $26.7 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended June 30, 2026, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2026 to April 30, 2026	64,177	$78.40	64,177	$277,347,188
May 1, 2026 to May 31, 2026	265,944	$81.49	265,944	$255,674,381
June 1, 2026 to June 30, 2026	—	$—	—	$255,674,381
Total	330,121	$80.89	330,121	$255,674,381
________________________
(1)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 5 - Other Information
During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

3.1.4
Third Certificate of Amendment of Certificate of Incorporation of Encore Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026)

3.2	Amended and Restated Bylaws, as amended through March 18, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2026)

4.1
Indenture dated May 22, 2026 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for 2032 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 26, 2026)

4.2
Indenture dated May 28, 2026 between Encore Capital Group, Inc., the subsidiary guarantors party thereto, GLAS Trust Company LLC as trustee and Truist Bank as security agent for 2033 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 29, 2026)

10.1	Amended and Restated Encore Capital Group, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026)
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

Date: August 5, 2026