Form 10-Q
period 2026-09-30
ENCORE CAPITAL GROUP INC
filed 2026-11-04
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2026
Common Stock, $0.01 par value	20,866,343 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$158,425	$156,784
Receivable portfolios, net	4,763,412	4,371,532
Property and equipment, net	78,285	82,080
Other assets	154,170	193,113
Goodwill	528,415	536,291
Total assets	$5,682,707	$5,339,800
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$257,219	$230,261
Borrowings	4,237,800	4,001,293
Other liabilities	109,006	131,496
Total liabilities	4,604,025	4,363,050
Commitments and contingencies (Note 11)
Equity:
Convertible preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000 shares authorized, 20,942 and 21,688 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	209	217
Additional paid-in capital	—	—
Accumulated earnings	1,202,720	1,104,640
Accumulated other comprehensive loss	(124,247)	(128,107)
Total stockholders’ equity	1,078,682	976,750
Total liabilities and stockholders’ equity	$5,682,707	$5,339,800
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

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$48,558	$40,256
Receivable portfolios, net	1,281,675	1,151,221
Other assets	5,584	3,540
Liabilities
Accounts payable and accrued liabilities	2,433	3,101
Borrowings	784,567	791,182
Other liabilities	50	2,774
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Portfolio revenue	$414,414	$370,126	$1,204,675	$1,076,518
Changes in recoveries	111,043	63,636	244,898	140,699
Total debt purchasing revenue	525,457	433,762	1,449,573	1,217,217
Servicing revenue	17,474	22,175	56,340	67,022
Other revenues	1,610	4,416	5,911	11,011
Total revenues	544,541	460,353	1,511,824	1,295,250
Operating expenses
Salaries and employee benefits	117,470	117,118	351,596	340,788
Cost of legal collections	100,400	80,010	286,220	227,672
General and administrative expenses	43,596	39,220	121,949	121,565
Other operating expenses	39,344	37,056	111,008	108,298
Collection agency commissions	6,016	6,601	18,472	21,848
Depreciation and amortization	7,110	7,170	21,080	21,825
Total operating expenses	313,936	287,175	910,325	841,996
Income from operations	230,605	173,178	601,499	453,254
Other expense
Interest expense	(72,299)	(74,242)	(219,256)	(218,715)
Loss on extinguishment of debt	—	—	(30,533)	—
Other income	2,482	929	3,657	3,802
Total other expense	(69,817)	(73,313)	(246,132)	(214,913)
Income before income taxes	160,788	99,865	355,367	238,341
Provision for income taxes	(36,775)	(25,205)	(81,112)	(58,164)
Net income	$124,013	$74,660	$274,255	$180,177

Earnings per share:
Basic	$5.80	$3.22	$12.73	$7.66
Diluted	$5.57	$3.17	$12.21	$7.57

Weighted average shares outstanding:
Basic	21,364	23,222	21,547	23,534
Diluted	22,255	23,520	22,454	23,789

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$124,013	$74,660	$274,255	$180,177
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative instruments	9,531	3,733	20,550	(1,107)
Income tax effect	(1,930)	(935)	(4,616)	176
Unrealized gain (loss) on derivative instruments, net of tax	7,601	2,798	15,934	(931)
Change in foreign currency translation:
Unrealized (loss) gain on foreign currency translation	(447)	(14,355)	(11,872)	31,837
Income tax effect	(10)	(252)	(202)	(66)
Unrealized (loss) gain on foreign currency translation, net of tax	(457)	(14,607)	(12,074)	31,771
Other comprehensive income (loss), net of tax:	7,144	(11,809)	3,860	30,840
Comprehensive income	$131,157	$62,851	$278,115	$211,017
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Equity
(Unaudited, In Thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of June 30, 2026	21,209	$212	$—	$1,209,896	$(131,391)	$1,078,717
Net income	—	—	—	124,013	—	124,013
Other comprehensive income, net of tax	—	—	—	—	7,144	7,144
Issuance of share-based awards, net of shares withheld for employee taxes	2	—	(120)	—	—	(120)
Repurchase and retirement of common stock	(269)	(3)	—	(26,961)	—	(26,964)
Stock-based compensation	—	—	4,702	—	—	4,702
Settlement of convertible notes	—	—	(36,362)	(104,228)	—	(140,590)
Unwind of the existing capped call options	—	—	31,780	—	—	31,780
Balance as of September 30, 2026	20,942	$209	$—	$1,202,720	$(124,247)	$1,078,682

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par
Balance as of June 30, 2025	23,095	$231	$—	$1,015,221	$(119,481)	$895,971
Net income	—	—	—	74,660	—	74,660
Other comprehensive loss, net of tax	—	—	—	—	(11,809)	(11,809)
Issuance of share-based awards, net of shares withheld for employee taxes	2	—	(135)	—	—	(135)
Repurchase and retirement of common stock	(243)	(2)	(4,206)	(5,906)	—	(10,114)
Stock-based compensation	—	—	4,341	—	—	4,341
Balance as of September 30, 2025	22,854	$229	$—	$1,083,975	$(131,290)	$952,914

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2025	21,688	$217	$—	$1,104,640	$(128,107)	$976,750
Net income	—	—	—	274,255	—	274,255
Other comprehensive income, net of tax	—	—	—	—	3,860	3,860
Issuance of share-based awards, net of shares withheld for employee taxes	199	2	(8,702)	—	—	(8,700)
Repurchase and retirement of common stock	(945)	(10)	(2,036)	(71,947)	—	(73,993)
Stock-based compensation	—	—	15,320	—	—	15,320
Settlement of convertible notes	—	—	(36,362)	(104,228)	—	(140,590)
Unwind of the existing capped call options	—	—	31,780	—	—	31,780
Balance as of September 30, 2026	20,942	$209	$—	$1,202,720	$(124,247)	$1,078,682

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance as of December 31, 2024	23,691	$237	$19,297	$909,927	$(162,130)	$767,331
Net income	—	—	—	180,177	—	180,177
Other comprehensive income, net of tax	—	—	—	—	30,840	30,840
Issuance of share-based awards, net of shares withheld for employee taxes	114	1	(3,154)	—	—	(3,153)
Repurchase and retirement of common stock	(951)	(9)	(29,191)	(6,129)	—	(35,329)
Stock-based compensation	—	—	13,048	—	—	13,048
Balance as of September 30, 2025	22,854	$229	$—	$1,083,975	$(131,290)	$952,914

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$274,255	$180,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,080	21,825
Loss on extinguishment of debt	30,533	—
Other non-cash interest expense, net	7,585	11,151
Stock-based compensation expense	15,320	13,048
Changes in recoveries	(244,898)	(140,699)
Other, net	11,585	7,231
Changes in operating assets and liabilities
Other assets	12,485	17,316
Accounts payable, accrued liabilities and other liabilities	31,685	26,339
Net cash provided by operating activities	159,630	136,388
Investing activities:
Purchases of receivable portfolios, net of put-backs	(1,187,072)	(1,066,223)
Collections applied to receivable portfolios	1,004,448	846,292
Purchases of property and equipment	(18,051)	(19,338)
Other, net	25,037	23,720
Net cash used in investing activities	(175,638)	(215,549)
Financing activities:
Payment of loan and debt refinancing costs	(39,830)	(3,892)
Proceeds from credit facilities	1,297,830	812,751
Repayment of credit facilities	(946,236)	(699,452)
Proceeds from senior secured notes	1,128,676	—
Repayment of senior secured notes	(983,540)	—
Payments to settle convertible senior notes	(367,855)	—
Proceeds from convertible hedge instruments	31,780	—
Repurchase and retirement of common stock	(73,993)	(35,329)
Other, net	(26,256)	(23,522)
Net cash provided by financing activities	20,576	50,556
Net increase (decrease) in cash and cash equivalents	4,568	(28,605)
Effect of exchange rate changes on cash and cash equivalents	(2,927)	1,228
Cash and cash equivalents, beginning of period	156,784	199,865
Cash and cash equivalents, end of period	$158,425	$172,488

Supplemental disclosures of cash flow information:
Cash paid for interest	$183,459	$172,756
Cash paid for income taxes, net of refunds	43,840	40,174
Supplemental schedule of non-cash investing activities:
Receivable portfolios transferred to real estate owned	$2,617	$2,960

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 introduces targeted amendments intended to further align hedge accounting with an entity’s risk management activities and to simplify the application of certain aspects of the hedge accounting guidance in ASC 815. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact, but does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
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
As announced in May 2021, the Company’s Board of Directors authorized a $300.0 million share repurchase program. In November 2025, the Company’s Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. During the three and nine months ended September 30, 2026, the Company repurchased 269,018 and 944,687 shares of common stock for $26.7 million and $73.4 million, respectively, under the share repurchase program. During the three and nine months ended September 30, 2025, the Company repurchased 243,174 and 951,098 shares of common stock for $10.0 million and $35.0 million, respectively. The Company’s practice is to retire the shares repurchased.

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$124,013	$74,660	$274,255	$180,177
Shares:
Total weighted-average basic shares outstanding	21,364	23,222	21,547	23,534
Dilutive effect of stock-based awards	674	220	613	154
Dilutive effect of convertible senior notes(1)	217	78	294	101
Total weighted-average dilutive shares outstanding	22,255	23,520	22,454	23,789

Basic earnings per share	$5.80	$3.22	$12.73	$7.66
Diluted earnings per share	$5.57	$3.17	$12.21	$7.57
_______________________
(1)On July 22, 2026, the Company issued a notice of redemption for all of its outstanding convertible senior notes due 2029 and elected to settle any conversions in cash. On and after the notice date, the dilutive effect of the convertible senior notes was excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2026, as the settlement of the notes, whether upon conversion or redemption, would be made in cash and would not result in any issuance of shares. As of September 30, 2026, the Company had no convertible senior notes outstanding following the full settlement of the convertible senior notes on September 24, 2026. Refer to Note 7: Borrowings for further details.
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
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$3,435	$—	$3,435
Interest rate swap agreements	—	1,230	—	1,230
Liabilities
Interest rate swap agreements	—	(279)	—	(279)

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap contracts	$—	$286	$—	$286
Liabilities
Interest rate swap agreements	—	(16,338)	—	(16,338)

Derivative Contracts:
The Company uses derivative instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. Fair values of these derivative instruments are estimated using models that project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies. Refer to “Note 4: Derivatives and Hedging Instruments” for further details.
Non-Recurring Fair Value Measurement:
Certain assets are measured at fair value on a nonrecurring basis. Goodwill and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair values are determined using various valuation techniques under Level 3 fair value hierarchy. REO assets are classified as held for sale at the lower of their carrying value or fair value less cost to sell. The fair value of the assets held for sale and estimated selling expenses were determined at the time of initial recognition and in each reporting period using Level 3 measurements based on appraised values using market comparables. The fair value estimate of the assets held for sale was $8.0 million and $18.1 million as of September 30, 2026 and December 31, 2025, respectively.
Financial Instruments Not Required To Be Carried At Fair Value
The table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the following table are included in the condensed consolidated statements of financial condition as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026		December 31, 2025
	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$158,425	$158,425	$156,784	$156,784
Receivable portfolios, net	Level 3	4,763,412	5,322,667	4,371,532	4,895,167
Other assets(1)	Level 2	93,591	93,591	118,130	118,130
Financial Liabilities
Accounts payable and accrued liabilities	Level 2	257,219	257,219	230,261	230,261
Global senior secured revolving credit facility	Level 2	974,763	974,763	631,998	631,998
Senior secured notes(2)	Level 2	2,449,878	2,445,832	2,322,890	2,385,645
Convertible senior notes due March 2029	Level 2	—	—	230,000	253,260
Cabot securitisation senior facility	Level 2	338,247	338,247	343,539	343,539
U.S. facility	Level 2	450,000	450,000	450,000	450,000
Other borrowings	Level 2	54,714	54,714	52,926	52,926
Other liabilities(1)	Level 2	108,727	108,727	115,158	115,158
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
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$3,435	Other assets	$286
Interest rate swap agreements	Other assets	1,230	—	—
Interest rate swap agreements	Other liabilities	(279)	Other liabilities	(16,338)
Derivatives Designated as Hedging Instruments
The Company may periodically enter into interest rate swap agreements and interest rate cap contracts to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. Under the interest rate swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. Under the interest rate cap contracts, the Company pays an upfront premium in exchange for receiving payments when the reference floating interest rate exceeds the contractual cap rate. The Company designates its interest rate swap and interest rate cap instruments as cash flow hedges at inception.
The following tables summarize the terms of the derivative instruments designated as hedging instruments as recorded in the Company’s condensed consolidated statements of financial condition:

September 30, 2026
	Effective date	Maturity Date	Hedge Designation	Notional Amount	Receive Floating Rate Index
Interest rate cap contracts
2025 Cap	September 2026	January 2028	Cash flow hedge	$338.2 million	SONIA
2025 Cap - U.S. Facility	December 2025	October 2028	Cash flow hedge	$130.0 million	1-month SOFR CME Term
2026 Cap	January 2028	January 2029	Cash flow hedge	$338.2 million	SONIA
Interest rate swap agreements
2023 Euro IR Swap	October 2023	January 2028	Cash flow hedge	$113.3 million	3-month EURIBOR
2024 Euro IR Swaps	June 2024	January 2028	Cash flow hedge	$470.2 million	3-month EURIBOR
2023 SOFR IR Swaps - U.S. Facility	November 2023	October 2026	Cash flow hedge	$150.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - U.S. Facility	January 2025	October 2027	Cash flow hedge	$125.0 million	1-month SOFR CME Term
2025 SOFR IR Swaps - Global Senior Facility	April 2025	April 2027	Cash flow hedge	$150.0 million	1-month SOFR CME Term

In October 2026, the Company entered into new interest rate swap contracts (the “2026 Swaps”) with an aggregate notional amount of $150.0 million to replace the 2023 SOFR IR Swaps - U.S. Facility, that matured on October 27, 2026. The 2026 Swaps are intended to hedge the Company’s exposure to fluctuations in interest payments on debt bearing variable interest based on one-month CME Term SOFR. The 2026 Swaps became effective in October 2026 and will mature in October 2029. The 2026 Swaps are designated as a cash flow hedge.

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

The Company expects to reclassify approximately $0.8 million of net derivative loss from OCI into earnings relating to its derivatives designated as cash flow hedges within the next 12 months. This amount will vary due to fluctuations in benchmark interest rates.
The following table summarizes the effects of derivatives designated as hedging instruments in the Company’s condensed consolidated financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Loss Reclassified from OCI into Income	Loss Reclassified from OCI
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025		2026	2025
Interest rate swap agreements	$5,400	$2,251	Interest expense	$(1,525)	$(1,368)
Interest rate cap contracts	2,064	(302)	Interest expense	(542)	(416)

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI		Location of Loss Reclassified from OCI into Income	Loss Reclassified from OCI
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
Interest rate swap agreements	$11,800	$(3,558)	Interest expense	$(5,489)	$(2,878)
Interest rate cap contracts	1,711	(1,621)	Interest expense	(1,550)	(1,194)
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
Receivable portfolios, net consists of the following as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,763,412	4,371,532
Balance, end of period	$4,763,412	$4,371,532
The following table summarizes the changes in the balance of receivable portfolios, net during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$4,609,705	$4,184,780	$4,371,532	$3,776,369
Negative allowance for expected recoveries - portfolio purchases(1)	389,655	346,069	1,196,311	1,081,019
Collections applied to receivable portfolios, net(2)	(339,431)	(292,892)	(1,004,448)	(846,292)
Changes in recoveries(3)	111,043	63,636	244,898	140,699
Put-backs and recalls	(2,884)	(5,237)	(9,239)	(14,796)
Disposals and transfers to real estate owned	(749)	(949)	(2,617)	(2,960)
Foreign currency translation adjustments	(3,927)	(25,391)	(33,025)	135,977
Balance, end of period	$4,763,412	$4,270,016	$4,763,412	$4,270,016
_______________________
(1)The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchase price	$389,655	$346,069	$1,196,311	$1,081,019
Allowance for credit losses	1,233,625	859,199	4,236,604	2,939,336
Amortized cost	1,623,280	1,205,268	5,432,915	4,020,355
Noncredit discount	2,137,180	1,562,698	7,115,179	5,164,621
Face value	3,760,460	2,767,966	12,548,094	9,184,976
Write-off of amortized cost	(1,623,280)	(1,205,268)	(5,432,915)	(4,020,355)
Write-off of noncredit discount	(2,137,180)	(1,562,698)	(7,115,179)	(5,164,621)
Negative allowance	389,655	346,069	1,196,311	1,081,019
Negative allowance for expected recoveries - portfolio purchases	$389,655	$346,069	$1,196,311	$1,081,019
(2)Collections applied to receivable portfolios, net, is calculated as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Collections	$753,845	$663,018	$2,209,123	$1,922,810
Less - amounts classified to portfolio revenue	(414,414)	(370,126)	(1,204,675)	(1,076,518)
Collections applied to receivable portfolios, net	$339,431	$292,892	$1,004,448	$846,292
(3)Changes in recoveries is calculated as follows during the periods presented, where recoveries include cash collections, put-backs and recalls, and other cash-based adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recoveries above forecast	$51,827	$61,459	$150,984	$140,674
Changes in expected future recoveries	59,216	2,177	93,914	25
Changes in recoveries	$111,043	$63,636	$244,898	$140,699
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Collections during the three and nine months ended September 30, 2026 over-performed the forecasted collections by $51.8 million and $151.0 million, respectively, primarily from recent vintages driven by collections over-performance in the U.S. resulting from enhanced collections strategies. Collections during the three and nine months ended September 30, 2025 over-performed the forecasted collections by $61.5 million and $140.7 million, respectively.
Changes in expected future recoveries are reassessed each quarter; the Company considers, among other factors, historical and current collection performance, changes in consumer behavior, and the macroeconomic environment when updating the forecasts of expected lifetime recoveries. The significant recoveries above forecast in recent periods were carefully evaluated in developing the expected future recoveries. Management concluded that the recoveries above forecast did not represent any material shift in timing of the collections. Rather, sustained over-performance in recent periods resulted in increased collections forecasts for recent vintages, primarily the 2023, 2024, and 2025 vintages. As a result, the Company recorded a net positive change of $59.2 million and $93.9 million in expected future recoveries during the three and nine months ended September 30, 2026, respectively. The Company recorded a net positive change of $2.2 million, and an immaterial net change in expected future recoveries during the three and nine months ended September 30, 2025, respectively.

Note 6: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$47,868	$56,629
Prepaid expenses	32,722	36,162
Service fee receivables	13,373	13,131
Other financial receivables	13,194	21,110
Real estate owned	8,046	18,068
Deferred tax assets	4,136	5,766
Income tax deposits	3,810	12,959
Other	31,021	29,288
Total	$154,170	$193,113
Note 7: Borrowings
The Company is in compliance in all material respects with all covenants under its financing arrangements as of September 30, 2026. The components of the Company’s consolidated borrowings were as follows (in thousands):

	September 30, 2026	December 31, 2025
Global senior secured revolving credit facility	$974,763	$631,998
Senior secured notes	2,449,878	2,324,335
Convertible senior notes	—	230,000
Cabot securitisation senior facility	338,247	343,539
U.S. facility	450,000	450,000
Other	54,714	52,926
Finance lease liabilities	379	596
	4,267,981	4,033,394
Less: debt discount and issuance costs, net of amortization	(30,181)	(32,101)
Total	$4,237,800	$4,001,293
Encore is the parent of the restricted group for the Global Senior Facility and the Senior Secured Notes, both of which are guaranteed by the same group of material Encore subsidiaries and secured by the same collateral, which represents substantially all of the assets of those subsidiaries.
Global Senior Secured Revolving Credit Facility
In September 2020, the Company entered into a multi-currency senior secured revolving credit facility agreement (as amended and restated, the “Global Senior Facility”). As of September 30, 2026, the Global Senior Facility provided for a total committed facility of $1,485.0 million that matures in September 2029, except for a $69.5 million tranche that terminates in September 2028, and included the following key provisions:
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
As of September 30, 2026, the outstanding borrowings under the Global Senior Facility were $974.8 million. The weighted average interest rate of the Global Senior Facility was 5.58% and 6.44% for the three months ended September 30, 2026 and 2025, respectively, and 5.57% and 6.49% for the nine months ended September 30, 2026 and 2025, respectively. Available capacity under the Global Senior Facility, after taking into account applicable debt covenants, was approximately $510.2 million as of September 30, 2026.
Senior Secured Notes
The following table provides a summary of the Company’s senior secured notes (the “Senior Secured Notes”) ($ in thousands):

	September 30, 2026	December 31, 2025	Issue Currency	Maturity Date	Interest Payment Dates	Interest Rate
Encore 2028 Notes	$331,615	$336,803	GBP	Jun 1, 2028	Jun 1, Dec 1	4.250%
Encore 2028 Floating Rate Notes	—	487,532	EUR	Jan 15, 2028	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +4.250%(1)
Encore 2029 Notes	—	500,000	USD	Apr 1, 2029	Apr 1, Oct 1	9.250%
Encore 2030 Notes	500,000	500,000	USD	May 15, 2030	May 15, Nov 15	8.500%
Encore 2031 Notes	500,000	500,000	USD	Apr 15, 2031	Apr 15, Oct 15	6.625%
Encore 2032 Notes	750,000	—	USD	Jun 1, 2032	Jun 1, Dec 1	6.625%
Encore 2033 Floating Rate Notes	368,263	—	EUR	Jul 15, 2033	Jan 15, Apr 15, Jul 15, Oct 15	EURIBOR +3.250%(2)
	$2,449,878	$2,324,335
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
On May 22, 2026, the Company issued $750.0 million in aggregate principal amount of 6.625% Senior Secured Notes due June 2032 at an issue price of 100.000% (the “Encore 2032 Notes”). Interest on the Encore 2032 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing on December 1, 2026. The Company used a portion of the proceeds from this offering to redeem in full the $500.0 million principal outstanding under the Encore 2029 Notes, and to pay certain transaction fees and expenses incurred in connection with the offering of the Encore 2032 Notes. In connection with the redemption of the Encore 2029 Notes, the Company recognized a total loss on extinguishment of debt of $28.0 million, which included a $23.1 million make-whole premium for the early redemption and the write-off of the related unamortized issuance costs, during the nine months ended September 30, 2026.
On May 28, 2026, the Company issued €325.0 million (approximately $368.3 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of September 30, 2026) in aggregate principal amount of senior secured floating rate Notes due July 2033 at an issue price of 100.000% (the “Encore 2033 Floating Rate Notes”). The Encore 2033 Floating Rate Notes bear interest at a rate equal to the sum of (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.250% per annum, reset quarterly. Interest on the Encore 2033 Floating Rate Notes is payable quarterly, in arrears, on January 15, April 15, July 15, and October 15 of each year, commencing on July 15, 2026. The Company used the proceeds from this offering, together with drawings under its Global Senior Facility, to redeem in full the €415.0 million principal outstanding under the Encore 2028 Floating Rate Notes, and to pay certain transaction fees and expenses incurred in connection with the offering of the Encore 2033 Floating Rate Notes. In connection with the redemption of the Encore 2028 Floating Rate Notes, the Company recognized a loss on extinguishment of debt of $2.5 million, which consisted of the write-off of the related unamortized debt discount and issuance costs, during the nine months ended September 30, 2026.
As discussed above, the Encore 2028 Floating Rate Notes were redeemed in full on May 28, 2026. During 2026 and through the redemption date, the weighted average interest rate for the Encore 2028 Floating Rate Notes was 6.32%. The weighted average interest rates for the Encore 2028 Floating Rate Notes were 6.32% and 6.68% for the three and nine months ended September 30, 2025, respectively.
The Encore 2033 Floating Rate Notes had a weighted average interest rate of 5.64% for the three months ended September 30, 2026, and 5.59% during the period from the issuance date on May 28, 2026 to September 30, 2026.
Convertible Notes
The following table provides a summary of the principal balance, maturity date and interest rate for the Company’s convertible senior notes (the “Convertible Notes”) ($ in thousands):

	September 30, 2026	December 31, 2025	Maturity Date	Interest Payment Dates	Interest Rate
2029 Convertible Notes	$—	$230,000	Mar 15, 2029	Mar 15, Sep 15	4.000%
On July 22, 2026, in accordance with the redemption rights set forth in the indenture for the 2029 Convertible Notes, the Company called all $230.0 million aggregate principal amount of its outstanding 2029 Convertible Notes for redemption (the “Redemption”) on September 24, 2026 (the “Redemption Date”).
Prior to the Redemption Date, the Company received conversion notices representing the full $230.0 million aggregate principal amount of the 2029 Convertible Notes. On September 24, 2026, the Company settled in full its $230.0 million aggregate principal amount of 2029 Convertible Notes in cash for $367.9 million. The settlement of the 2029 Convertible Notes was accounted for as a debt conversion, rather than an induced conversion or extinguishment as it occurred under the preexisting terms of the indenture. The $137.9 million conversion spread, representing the excess over the principal amount, together with the unamortized debt issuance costs of $2.7 million, was recognized as a reduction to equity in the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2026. The settlement was funded by borrowings under the Company’s Global Senior Facility.
In connection with the issuance of the 2029 Convertible Notes in 2023, the Company entered into privately negotiated capped call transactions that effectively raised the conversion price of the 2029 Convertible Notes from $65.89 to $82.69. These hedging instruments were determined to be indexed to the Company’s own stock and met the criteria for equity classification. The Company recorded the initial cost of the hedge instruments as a reduction in additional paid-in capital, and did not recognize subsequent changes in fair value of these financial instruments in its condensed consolidated financial statements.
Upon the conversion of the 2029 Convertible Notes, the capped call transactions were unwound and terminated in full, and the Company received aggregate cash proceeds of $31.8 million, which was recorded as an increase to additional paid-in capital in the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2026.
Prior to the Redemption Date, the Company’s 2029 Convertible Notes were carried as a single liability, which reflected the principal amount of the convertible notes. Interest expense related to the Company’s Convertible Notes was $1.9 million and $3.1 million during the three months ended September 30, 2026 and 2025, respectively, and $6.5 million and $9.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, the outstanding borrowings under the Cabot Securitisation Senior Facility were £255.0 million (approximately $338.2 million based on an exchange rate of $1.00 to £0.75, the exchange rate as of September 30, 2026). The obligations of Cabot Securitisation under the Cabot Securitisation Senior Facility are secured by first ranking security interests over all of Cabot Securitisation’s property, assets and rights (including receivables purchased from Cabot Financial UK from time to time), the book value of which was £275.1 million (approximately $365.0 million based on an exchange rate of $1.00 to £0.75, the exchange rate as of September 30, 2026) as of September 30, 2026. The weighted average interest rate of the Cabot Securitisation Senior Facility was 6.74% and 7.29% for the three months ended September 30, 2026 and 2025, respectively, and 6.79% and 7.54% for the nine months ended September 30, 2026 and 2025, respectively.
Cabot Securitisation is a securitized financing vehicle and is a VIE for consolidation purposes. Refer to “Note 8: Variable Interest Entities” for further details.
U.S. Facility
An indirect subsidiary of Encore (“U.S. Financing Subsidiary”) has a facility for a committed amount of $450.0 million (as amended, the “U.S. Facility”). The Company amended the U.S. Facility, effective August 17, 2026, to extend its maturity from October 2028 to October 2029 and to reduce the margin on borrowings under the U.S. Facility from 3.50% to 3.00%. The amendment was accounted for as a debt modification. Following the amendment, funds drawn under the U.S. Facility bear interest at a rate per annum equal to Term SOFR plus a margin of 3.00%.
As of September 30, 2026, the outstanding borrowings under the U.S. Facility were $450.0 million. The obligations under the U.S. Facility are secured by first ranking security interests over all of U.S. Financing Subsidiary’s assets and rights. As of September 30, 2026, this included receivables acquired from MCM, the book value of which was $913.1 million. The weighted average interest rate of the U.S. Facility was 6.95% and 7.81% for the three months ended September 30, 2026 and 2025, respectively, and 7.09% and 7.82% for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, the Company’s VIEs include certain securitized financing vehicles and other immaterial special purpose entities that were created to purchase receivable portfolios in certain geographies. The Company is the primary beneficiary of these VIEs. The Company has the power to direct the activities of the VIEs including the ability to exercise discretion in the servicing of the financial assets and has the right to receive residual returns that could potentially be significant to the VIEs. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Most assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.
Note 9: Accumulated Other Comprehensive Loss
A summary of the Company’s changes in accumulated other comprehensive loss by component is presented below (in thousands):

	Three Months Ended September 30, 2026
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(6,701)	$(124,690)	$(131,391)
Other comprehensive income (loss) before reclassification	7,464	(447)	7,017
Reclassification	2,067	—	2,067
Tax effect	(1,930)	(10)	(1,940)
Balance at end of period	$900	$(125,147)	$(124,247)

	Three Months Ended September 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(20,097)	$(99,384)	$(119,481)
Other comprehensive income (loss) before reclassification	1,949	(14,355)	(12,406)
Reclassification	1,784	—	1,784
Tax effect	(935)	(252)	(1,187)
Balance at end of period	$(17,299)	$(113,991)	$(131,290)

	Nine Months Ended September 30, 2026
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(15,034)	$(113,073)	$(128,107)
Other comprehensive income (loss) before reclassification	13,511	(11,872)	1,639
Reclassification	7,039	—	7,039
Tax effect	(4,616)	(202)	(4,818)
Balance at end of period	$900	$(125,147)	$(124,247)

	Nine Months Ended September 30, 2025
	Derivatives	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(16,368)	$(145,762)	$(162,130)
Other comprehensive (loss) income before reclassification	(5,179)	31,837	26,658
Reclassification	4,072	—	4,072
Tax effect	176	(66)	110
Balance at end of period	$(17,299)	$(113,991)	$(131,290)
Note 10: Income Taxes
The Company’s effective tax rate was 22.9% and 22.8% for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company’s effective tax rate was 25.2% and 24.4%, respectively. For the three and nine months ended September 30, 2026 and 2025, the differences between the effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments.
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
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through April 6, 2034. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2026 and 2025, was immaterial.
The Company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.
The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis. In prior periods, the Company recorded valuation allowances in certain foreign jurisdictions primarily due to cumulative losses and other negative evidence.
The Company has continued to improve business performance and has consistently generated pre-tax income in recent quarters in certain foreign jurisdictions in which it recorded valuation allowances. This recent profitability represents positive evidence that the Company is weighing against the historical negative evidence in assessing the realizability of its deferred tax assets. If the Company is able to sustain its current level of profitability and generate sufficient future taxable income, it is reasonably possible that a reduction of a significant portion of the valuation allowances may be appropriate in a future reporting period. Any such reduction could result in a material income tax benefit in the period recognized and could have a significant impact on the Company’s effective tax rate and earnings. The Company’s assessment remains dependent on the level and sustainability of future earnings and other relevant factors in these foreign jurisdictions.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“Pillar Two”). Under the Pillar Two rules, a company is required to determine a combined effective tax rate for each jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. In December 2022, European Union Member States adopted a directive implementing the Pillar Two rules requiring Member States to enact the directive into their national laws and these began to go into effect from January 1, 2024. The Company has estimated the applicable top-up tax and recorded this in tax expense for the three and nine months ended September 30, 2026. The estimated impact of top-up tax for the three and nine months ended September 30, 2026 was immaterial.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The legislation features permanent extension, with modifications, of key 2017 Tax Cuts and Jobs Act provisions that were set to change at the end of 2025. The effects of the OBBBA were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, and the impact was immaterial.
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
As of September 30, 2026, there were no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or any new material legal proceedings during the three and nine months ended September 30, 2026.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. The Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred. As of September 30, 2026, the Company has no material reserves for legal matters.
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
As of September 30, 2026, the Company had entered into forward flow purchase agreements for the purchase of non-performing loans with an estimated minimum aggregate purchase price of $684.5 million. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

Note 12: Segment and Geographic Information
The Company has one reportable segment, the debt purchasing and recovery segment. Segment assets are presented in the Company’s condensed consolidated statements of financial condition as total assets. The following tables present the results of operations of the Company’s reportable segment for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$544,541	$—	$544,541
Total operating expenses(1)	(298,836)	(15,100)	(313,936)
Operating income	245,705		230,605
Other segment items(2)		2,482	2,482
Interest expense(3)		(72,299)	(72,299)
Provision for income taxes		(36,775)	(36,775)
Net income			$124,013
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended September 30, 2026, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $10.9 million for corporate employees and general and administrative expenses of $4.0 million.
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
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the three months ended September 30, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $11.3 million for corporate employees and general and administrative expenses of $5.3 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

	Nine Months Ended September 30, 2026
	Debt purchasing and recovery segment	Corporate and other unallocated	Consolidated
Total revenues	$1,511,824	$—	$1,511,824
Total operating expenses(1)	(861,220)	(49,105)	(910,325)
Operating income	650,604		601,499
Other segment items(2)		(26,876)	(26,876)
Interest expense(3)		(219,256)	(219,256)
Provision for income taxes		(81,112)	(81,112)
Net income			$274,255
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the nine months ended September 30, 2026, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $34.3 million for corporate employees and general and administrative expenses of $13.7 million.
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
_______________________
(1)Certain corporate activities that are not allocated to the debt purchasing and recovery segment are recorded under corporate and other unallocated. During the nine months ended September 30, 2025, such non-allocated operating expenses primarily consisted of salaries and employee benefits of $31.6 million for corporate employees and general and administrative expenses of $15.1 million.
(2)The other segment items category includes other income.
(3)The Company manages its available capital resources at the corporate level. Interest expense is not allocated to operating segments.

The following table presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues:
United States	$426,208	$335,101	$1,140,367	$917,277
Europe
United Kingdom	85,565	89,799	271,335	265,276
Other European countries(1)	31,070	33,726	95,392	107,848
Total Europe	116,635	123,525	366,727	373,124

Other geographies(1)	1,698	1,727	4,730	4,849
Total	$544,541	$460,353	$1,511,824	$1,295,250
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
There have been no events or circumstances during the three and nine months ended September 30, 2026 that have required the Company to perform an interim assessment of goodwill carried at these reporting units. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

The Company’s goodwill is attributable to reporting units included in its portfolio purchasing and recovery segment. The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Total Company
Balance as of December 31, 2025	$536,291
Effect of foreign currency translation	(6,804)
Balance as of March 31, 2026	529,487
Effect of foreign currency translation	(745)
Balance as of June 30, 2026	528,742
Effect of foreign currency translation	(327)
Balance as of September 30, 2026	$528,415
As of September 30, 2026 and December 31, 2025, the Company’s accumulated goodwill impairment loss was $338.8 million, attributable to its Cabot reporting unit.

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
Purchases and Collections
Portfolio Pricing, Supply and Demand
MCM (United States)
With lending and charge-off rates remaining near recent peak levels, U.S. portfolio supply continues to be robust. Issuers have continued to sell predominantly fresh portfolios. Fresh portfolios are portfolios that are generally sold within six months of the consumer’s account being charged-off by the financial institution. With market supply remaining elevated, pricing in the third quarter remained at favorable levels, although portfolio pricing was slightly higher compared to prior quarters. Issuers continue to sell their volume in mostly forward flow arrangements that are often committed early in the calendar year. We believe steady lending and delinquency rates at elevated levels will result in stable and strong market supply.
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

Purchases by Geographic Location
The following table summarizes purchases of receivable portfolios by geographic location during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MCM (United States)	$309,953	$261,140	$998,024	$894,770
Cabot (Europe)	79,702	84,929	198,287	186,249
Total purchases of receivable portfolios	$389,655	$346,069	$1,196,311	$1,081,019
In the United States, capital deployments increased during the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year. The majority of our deployments in the U.S. come from forward flow agreements, and the timing, contract duration, and volumes for each contract can fluctuate leading to variation when comparing to prior periods. The increases in portfolio purchases in the U.S. were driven by robust portfolio supply and pricing at favorable levels.
In Europe, capital deployments decreased during the three months ended September 30, 2026, and increased during the nine months ended September 30, 2026, as compared to the corresponding periods in the prior year. Capital deployment can fluctuate based on the timing of the forward flow contracts and spot purchases. Pricing continues to remain competitive in our European footprint, constraining the amount of capital we choose to deploy in Europe.
Collections from Purchased Receivables by Channel and Geographic Location
We utilize three channels for the collection of our receivable portfolios: call center and digital collections; legal collections; and collection agencies. The call center and digital collections channel consists of collections that result from our call centers, direct mail program and online collections. The legal collections channel consists of collections that result from our internal legal channel or from our network of retained law firms. The collection agency channel consists of collections from third-party collections agencies to whom we pay a fee or commission. We utilize this channel to supplement capacity in our internal call centers, to service accounts in regions where we do not have collections operations or for accounts purchased where we maintain the collection agency servicing relationship.
The following table summarizes the total collections by collection channel and geographic area during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MCM (United States):
Call center and digital collections	$366,889	$327,639	$1,089,064	$946,013
Legal collections	219,444	170,545	621,023	489,031
Collection agencies	2,453	3,584	7,059	11,101
Subtotal	588,786	501,768	1,717,146	1,446,145
Cabot (Europe):
Call center and digital collections	63,016	67,646	193,631	196,411
Legal collections	60,114	55,969	177,338	168,775
Collection agencies	40,954	36,714	118,485	109,086
Subtotal	164,084	160,329	489,454	474,272
Other geographies:	975	921	2,523	2,393
Total collections from purchased receivables	$753,845	$663,018	$2,209,123	$1,922,810

Collections from purchased receivables increased by $90.8 million, or 13.7%, to $753.8 million during the three months ended September 30, 2026, as compared to $663.0 million during the three months ended September 30, 2025. Collections from purchased receivables increased by $286.3 million, or 14.9%, to $2,209.1 million during the nine months ended September 30, 2026, as compared to $1,922.8 million during the nine months ended September 30, 2025. The increases in collections in the United States were primarily a result of consistent increases in capital deployments and enhanced collection strategies in the United States in recent periods. The increases in collections from purchased receivables in Europe were primarily driven by a combination of increases in capital deployments and acquisitions of portfolios with higher returns in recent periods. Collections in Europe had a slight unfavorable impact from foreign currency translation during the three months ended September 30, 2026, compared to the same period in the prior year. Collections in Europe were favorably impacted by foreign currency translation by approximately $12.8 million during the nine months ended September 30, 2026, primarily due to the weakening of the U.S. dollar against the British Pound by approximately 2.3% during the period, compared to the same period in the prior year.
Results of Operations
Results of operations, in dollars and as a percentage of total revenues, were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
Revenues
Portfolio revenue	$414,414	76.1%	$370,126	80.4%
Changes in recoveries	111,043	20.4%	63,636	13.8%
Total debt purchasing revenue	525,457	96.5%	433,762	94.2%
Servicing revenue	17,474	3.2%	22,175	4.8%
Other revenues	1,610	0.3%	4,416	1.0%
Total revenues	544,541	100.0%	460,353	100.0%
Operating expenses
Salaries and employee benefits	117,470	21.6%	117,118	25.4%
Cost of legal collections	100,400	18.4%	80,010	17.4%
General and administrative expenses	43,596	8.0%	39,220	8.5%
Other operating expenses	39,344	7.3%	37,056	8.1%
Collection agency commissions	6,016	1.1%	6,601	1.4%
Depreciation and amortization	7,110	1.3%	7,170	1.6%
Total operating expenses	313,936	57.7%	287,175	62.4%
Income from operations	230,605	42.3%	173,178	37.6%
Other expense
Interest expense	(72,299)	(13.3)%	(74,242)	(16.1)%
Other income	2,482	0.5%	929	0.2%
Total other expense	(69,817)	(12.8)%	(73,313)	(15.9)%
Income before income taxes	160,788	29.5%	99,865	21.7%
Provision for income taxes	(36,775)	(6.7)%	(25,205)	(5.5)%
Net income	$124,013	22.8%	$74,660	16.2%

	Nine Months Ended September 30,
	2026		2025
Revenues
Portfolio revenue	$1,204,675	79.7%	$1,076,518	83.1%
Changes in recoveries	244,898	16.2%	140,699	10.9%
Total debt purchasing revenue	1,449,573	95.9%	1,217,217	94.0%
Servicing revenue	56,340	3.7%	67,022	5.1%
Other revenues	5,911	0.4%	11,011	0.9%
Total revenues	1,511,824	100.0%	1,295,250	100.0%
Operating expenses
Salaries and employee benefits	351,596	23.3%	340,788	26.3%
Cost of legal collections	286,220	18.9%	227,672	17.6%
General and administrative expenses	121,949	8.1%	121,565	9.4%
Other operating expenses	111,008	7.3%	108,298	8.4%
Collection agency commissions	18,472	1.2%	21,848	1.7%
Depreciation and amortization	21,080	1.4%	21,825	1.7%
Total operating expenses	910,325	60.2%	841,996	65.1%
Income from operations	601,499	39.8%	453,254	34.9%
Other expense
Interest expense	(219,256)	(14.5)%	(218,715)	(16.9)%
Loss on extinguishment of debt	(30,533)	(2.0)%	—	—%
Other income	3,657	0.2%	3,802	0.3%
Total other expense	(246,132)	(16.3)%	(214,913)	(16.6)%
Income before income taxes	355,367	23.5%	238,341	18.3%
Provision for income taxes	(81,112)	(5.4)%	(58,164)	(4.5)%
Net income	$274,255	18.1%	$180,177	13.8%

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
The following tables summarize revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue recognized from portfolio basis	$410,474	$364,239	$46,235	12.7%
ZBA revenue	3,940	5,887	(1,947)	(33.1)%
Portfolio revenue	414,414	370,126	44,288	12.0%

Recoveries above forecast	51,827	61,459	(9,632)
Changes in expected future recoveries	59,216	2,177	57,039
Changes in recoveries	111,043	63,636	47,407	74.5%
Debt purchasing revenue	525,457	433,762	91,695	21.1%

Servicing revenue	17,474	22,175	(4,701)	(21.2)%
Other revenues	1,610	4,416	(2,806)	(63.5)%
Total revenues	$544,541	$460,353	$84,188	18.3%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue recognized from portfolio basis	$1,191,952	$1,058,742	$133,210	12.6%
ZBA revenue	12,723	17,776	(5,053)	(28.4)%
Portfolio revenue	1,204,675	1,076,518	128,157	11.9%

Recoveries above forecast	150,984	140,674	10,310
Changes in expected future recoveries	93,914	25	93,889
Changes in recoveries	244,898	140,699	104,199	74.1%
Debt purchasing revenue	1,449,573	1,217,217	232,356	19.1%

Servicing revenue	56,340	67,022	(10,682)	(15.9)%
Other revenues	5,911	11,011	(5,100)	(46.3)%
Total revenues	$1,511,824	$1,295,250	$216,574	16.7%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international revenues, and the weakening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international revenues. Our revenue had a slight unfavorable impact from foreign currency translation during the three months ended September 30, 2026, compared to the same period in the prior year. Our revenue was favorably impacted by foreign currency translation by approximately $9.7 million during the nine months ended September 30, 2026, primarily due to the weakening of the U.S. dollar against the British Pound by approximately 2.3% during the period, compared to the same period in the prior year.
The increases in revenue recognized from portfolio basis during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to a higher portfolio basis (i.e. a higher receivable portfolios balance) in the U.S. driven by a consistent higher volume of purchases in recent periods.
Recoveries above or below forecast represent over and under-performance in the reporting period, respectively, and are expected to vary from period to period. Collections during the three and nine months ended September 30, 2026 over-performed the forecasted collections by $51.8 million and $151.0 million, respectively, primarily as a result of collections over-performance in the U.S. The collections over-performance in the U.S. has been driven by the deployment of new technologies, enhanced digital capabilities and continued operational innovation, which has enabled us to reach more consumers, leading to more payments as well as a larger payer book. These initiatives have had a greater impact on the early stages of a portfolio’s lifecycle, leading to over-performance for our recent vintages. Collections during the three and nine months ended September 30, 2025 over-performed the forecasted collections by $61.5 million and $140.7 million, respectively.
We reassess the forecasts of expected lifetime recoveries each quarter by considering, among other factors, historical and current collection performance, changes in consumer behaviors, and the macroeconomic environment. The significant recoveries above forecast in recent periods were carefully evaluated in developing the expected future recoveries. Management concluded that the recoveries above forecast did not represent any material shift in timing of the collections. Rather, sustained over-performance in recent periods resulted in increased collections forecasts for recent vintages, primarily the 2023, 2024, and 2025 vintages. As a result, we recorded a net positive change of $59.2 million and $93.9 million in expected future recoveries during the three and nine months ended September 30, 2026, respectively. We recorded a net positive change of $2.2 million, and an immaterial net change in expected future recoveries during the three and nine months ended September 30, 2025, respectively.

The following tables summarize collections from receivable portfolios, portfolio revenue, changes in recoveries, end of period receivable portfolios balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2026			As of September 30, 2026
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$3,937	$3,937	$—	$—	—%
<2022	67,376	38,087	10,895	256,775	4.9%
2022	26,880	12,526	5,362	131,069	3.1%
2023	69,486	31,901	17,525	317,546	3.3%
2024	139,403	59,284	43,518	581,553	3.3%
2025	184,051	96,382	26,791	962,797	3.2%
2026	97,653	77,662	2,338	975,881	3.3%
Subtotal	588,786	319,779	106,429	3,225,621	3.4%
Europe:
ZBA	3	3	—	—	—%
<2022	72,841	45,991	1,777	641,735	2.3%
2022	10,356	5,405	(2,645)	110,051	1.5%
2023	15,620	7,042	853	154,124	1.5%
2024	27,038	14,674	2,138	250,093	1.9%
2025	22,052	12,013	1,341	186,782	2.1%
2026	16,174	9,507	867	186,287	2.0%
Subtotal	164,084	94,635	4,331	1,529,072	2.0%
Other geographies(1):
All vintages	975	—	283	8,719	—%
Subtotal	975	—	283	8,719	—%
Total	$753,845	$414,414	$111,043	$4,763,412	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Three Months Ended September 30, 2025			As of September 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$5,884	$5,884	$—	$—	—%
<2021	76,913	43,577	5,946	284,668	5.0%
2021	20,272	11,051	672	87,875	3.9%
2022	41,818	18,797	3,255	190,954	3.1%
2023	101,492	46,309	6,313	442,470	3.3%
2024	157,406	83,892	30,916	812,677	3.3%
2025	97,983	66,827	11,662	867,113	3.2%
Subtotal	501,768	276,337	58,764	2,685,757	3.4%
Europe:
ZBA	3	3	—	—	—%
<2021	73,536	46,822	941	647,856	2.3%
2021	10,431	6,626	(316)	116,427	1.9%
2022	12,746	6,493	(1,722)	134,641	1.5%
2023	18,862	8,008	3,482	177,980	1.5%
2024	32,370	18,115	1,079	309,505	1.9%
2025	12,381	7,722	1,080	182,995	2.1%
Subtotal	160,329	93,789	4,544	1,569,404	2.0%
Other geographies(1):
All vintages	921	—	328	14,855	—%
Subtotal	921	—	328	14,855	—%
Total	$663,018	$370,126	$63,636	$4,270,016	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2026			As of September 30, 2026
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$12,719	$12,719	$—	$—	—%
<2022	218,581	125,910	10,114	256,775	4.9%
2022	91,115	41,936	6,498	131,069	3.1%
2023	235,801	105,571	41,095	317,546	3.3%
2024	453,248	198,687	73,874	581,553	3.3%
2025	546,749	305,357	79,062	962,797	3.2%
2026	158,933	132,178	7,366	975,881	3.3%
Subtotal	1,717,146	922,358	218,009	3,225,621	3.4%
Europe:
ZBA	4	4	—	—	—%
<2022	224,057	143,419	5,952	641,735	2.3%
2022	33,169	17,082	(3,041)	110,051	1.5%
2023	48,517	21,928	8,413	154,124	1.5%
2024	88,249	46,351	6,468	250,093	1.9%
2025	68,569	37,780	5,217	186,782	2.1%
2026	26,889	15,753	3,110	186,287	2.0%
Subtotal	489,454	282,317	26,119	1,529,072	2.0%
Other geographies(1):
All vintages	2,523	—	770	8,719	—%
Subtotal	2,523	—	770	8,719	—%
Total	$2,209,123	$1,204,675	$244,898	$4,763,412	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.

	Nine Months Ended September 30, 2025			As of September 30, 2025
	Collections	Portfolio Revenue	Changes in Recoveries	Receivable Portfolios	Monthly EIR
United States:
ZBA	$17,771	$17,771	$—	$—	—%
<2021	254,478	144,812	12,783	284,668	5.0%
2021	68,455	36,945	263	87,875	3.9%
2022	143,384	63,020	9,308	190,954	3.1%
2023	328,675	155,450	6,272	442,470	3.3%
2024	472,422	266,490	68,239	812,677	3.3%
2025	160,960	117,333	18,591	867,113	3.2%
Subtotal	1,446,145	801,821	115,456	2,685,757	3.4%
Europe:
ZBA	5	5	—	—	—%
<2021	221,650	141,026	9,303	647,856	2.3%
2021	32,264	19,869	447	116,427	1.9%
2022	40,443	19,746	(180)	134,641	1.5%
2023	60,254	24,370	10,654	177,980	1.5%
2024	96,290	55,281	1,470	309,505	1.9%
2025	23,366	14,400	2,353	182,995	2.1%
Subtotal	474,272	274,697	24,047	1,569,404	2.0%
Other geographies(1):
All vintages	2,393	—	1,196	14,855	—%
Subtotal	2,393	—	1,196	14,855	—%
Total	$1,922,810	$1,076,518	$140,699	$4,270,016	2.9%
_______________________
(1)All portfolios are on non-accrual basis. Annual pool groups for other geographies have been aggregated for disclosure purposes.
Servicing revenue decreased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily driven by decreases in BPO revenue and collection service fees. Other revenues decreased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily driven by decreases in gains recognized on the sale of real estate assets.

Operating Expenses
The following tables summarize operating expenses during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$117,470	$117,118	$352	0.3%
Cost of legal collections	100,400	80,010	20,390	25.5%
General and administrative expenses	43,596	39,220	4,376	11.2%
Other operating expenses	39,344	37,056	2,288	6.2%
Collection agency commissions	6,016	6,601	(585)	(8.9)%
Depreciation and amortization	7,110	7,170	(60)	(0.8)%
Total operating expenses	$313,936	$287,175	$26,761	9.3%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$351,596	$340,788	$10,808	3.2%
Cost of legal collections	286,220	227,672	58,548	25.7%
General and administrative expenses	121,949	121,565	384	0.3%
Other operating expenses	111,008	108,298	2,710	2.5%
Collection agency commissions	18,472	21,848	(3,376)	(15.5)%
Depreciation and amortization	21,080	21,825	(745)	(3.4)%
Total operating expenses	$910,325	$841,996	$68,329	8.1%
Our operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The strengthening of the U.S. dollar relative to other foreign currencies has a favorable impact on our international operating expenses, and the weakening of the U.S. dollar relative to other foreign currencies has an unfavorable impact on our international operating expenses. Our operating expenses had a slight favorable impact from foreign currency translation during the three months ended September 30, 2026, compared to the same period in the prior year. Our operating expenses were unfavorably impacted by foreign currency translation by approximately $7.0 million during the nine months ended September 30, 2026, primarily due to the weakening of the U.S. dollar against the British Pound by approximately 2.3% during the period, compared to the same period in the prior year.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits remained relatively consistent during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.
The increase in salaries and employee benefits during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to the following reasons:
•An increase in salaries and bonuses of $4.7 million, primarily attributable to higher performance-based bonuses awarded to employees as a result of our strong overall performance for the year ended December 31, 2025;
•An increase in employee benefits of $2.8 million, primarily attributable to higher health insurance costs; and
•An increase in stock-based compensation expense of $2.3 million attributable to increased stock price in the recent periods and higher vesting of performance-based awards.
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

The following tables summarize our cost of legal collections during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Court costs	$70,431	$54,157	$16,274	30.0%
Legal collection fees	29,969	25,853	4,116	15.9%
Total cost of legal collections	$100,400	$80,010	$20,390	25.5%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Court costs	$197,325	$153,021	$44,304	29.0%
Legal collection fees	88,895	74,651	14,244	19.1%
Total cost of legal collections	$286,220	$227,672	$58,548	25.7%
The increases in cost of legal collections during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to increased legal placements in this channel in the United States.
General and Administrative Expenses
The increase in general and administrative expense during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to an increase in legal cost of $3.3 million and an increase in information technology expenses of $1.7 million.
General and administrative expense remained relatively consistent during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, information technology expenses increased by $4.6 million and legal cost increased by $4.0 million. These increases were offset by a decrease in consulting fees of $6.3 million.
Other Operating Expenses
Other operating expenses increased slightly during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to higher postage and printing expenses.
Collection Agency Commissions
Collection agency commissions are commissions paid to third-party collection agencies. Collections through the collections agencies channel are predominately in Europe and vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commission rates vary depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency, the asset class, and the geographic location of the receivables. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time, and commission rates for purchased bankruptcy portfolios are lower than the commission rates for charged-off credit card accounts. Collection agency commissions decreased during the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, primarily due to fewer accounts placed with external agencies in the United States.
Depreciation and Amortization
Depreciation and amortization expenses remained relatively consistent during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.

Interest Expense
The following tables summarize our interest expense for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Stated interest on debt obligations	$69,903	$70,302	$(399)	(0.6)%
Amortization of debt issuance costs	2,396	3,693	(1,297)	(35.1)%
Amortization of debt discount	—	247	(247)	(100.0)%
Total interest expense	$72,299	$74,242	$(1,943)	(2.6)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Stated interest on debt obligations	$211,671	$207,564	$4,107	2.0%
Amortization of debt issuance costs	7,286	10,450	(3,164)	(30.3)%
Amortization of debt discount	299	701	(402)	(57.3)%
Total interest expense	$219,256	$218,715	$541	0.2%
The slight decrease in stated interest expense during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to the following reasons:
•The effect resulting from a decrease in interest rates of approximately $7.0 million.
•The decrease was partially offset by the effect resulting from an increased average debt balance of approximately $6.7 million.
The increase in stated interest expense during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to the following reasons:
•The effect resulting from increased average debt balance of approximately $15.3 million; and
•The effect resulting from an unfavorable impact of foreign currency translation of approximately $1.8 million driven by the weakening of the U.S. dollar against the British Pound.
•The increase was partially offset by the effect resulting from a decrease in interest rates of approximately $13.0 million.
Loss on Extinguishment of Debt
Loss on extinguishment of debt associated with the early redemptions of the Encore 2028 Floating Rate Notes and the Encore 2029 Notes in May 2026 was $30.5 million for the nine months ended September 30, 2026. There was no loss on extinguishment of debt during the three months ended September 30, 2026, or during the three and nine months ended September 30, 2025. Refer to “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for details of our financing activities.
Other Income, net of Other Expense
Other income or expense consists primarily of foreign currency exchange gains or losses, interest income, and gains or losses recognized on certain transactions outside of our normal course of business. Other income, net, was $2.5 million and $3.7 million during the three and nine months ended September 30, 2026, respectively. Other income, net, was $0.9 million and $3.8 million during the three and nine months ended September 30, 2025, respectively. Interest income included in other income, net of other expense, was $1.2 million and $3.4 million during the three and nine months ended September 30, 2026, respectively. Interest income included in other income, net of other expense, was $1.0 million and $3.9 million during the three and nine months ended September 30, 2025, respectively.

Provision for Income Taxes
Provision for income taxes and effective tax rate are as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$36,775	$25,205	$81,112	$58,164
Effective tax rate	22.9%	25.2%	22.8%	24.4%
For the three and nine months ended September 30, 2026 and 2025, the differences between our effective tax rate and the federal statutory rate were primarily due to state income taxes offset by other foreign adjustments.
We continue to evaluate the realizability of our deferred tax assets on a quarterly basis. In prior periods, we recorded valuation allowances in certain foreign jurisdictions primarily due to cumulative losses and other negative evidence.
We have continued to improve business performance and have consistently generated pre-tax income in recent quarters in certain foreign jurisdictions in which we recorded valuation allowances. This recent profitability represents positive evidence that we are weighing against the historical negative evidence in assessing the realizability of our deferred tax assets. If we are able to sustain our current level of profitability and generate sufficient future taxable income, it is reasonably possible that a reduction of a significant portion of the valuation allowances may be appropriate in a future reporting period. Any such reduction could result in a material income tax benefit in the period recognized and could have a significant impact on our effective tax rate and earnings. Our assessment remains dependent on the level and sustainability of future earnings and other relevant factors in these foreign jurisdictions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income, as reported	$124,013	$74,660	$274,255	$180,177
Adjustments:
Interest expense	72,299	74,242	219,256	218,715
Interest income	(1,215)	(1,027)	(3,401)	(3,935)
Provision for income taxes	36,775	25,205	81,112	58,164
Depreciation and amortization	7,110	7,170	21,080	21,825
Stock-based compensation expense	4,702	4,341	15,320	13,048
Acquisition, integration and restructuring related expenses(1)	1,487	165	6,165	1,455
Loss on extinguishment of debt	—	—	30,533	—
Adjusted EBITDA	$245,171	$184,756	$644,320	$489,449
Collections applied to principal balance(2)	$231,484	$236,293	$770,833	$725,270
_______________________
(1)Amount represents acquisition, integration and restructuring related expenses. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, adjusting for these expenses enhances comparability to prior periods, anticipated future periods, and our competitors’ results.
(2)Collections applied to principal balance is calculated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collections applied to receivable portfolios, net	$339,431	$292,892	$1,004,448	$846,292
Changes in recoveries	(111,043)	(63,636)	(244,898)	(140,699)
Other proceeds applied to basis	3,096	7,037	11,283	19,677
Collections applied to principal balance	$231,484	$236,293	$770,833	$725,270

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

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2026
		<2022	2022	2023	2024	2025	2026	Total(2)	CCMM(3)
United States:
<2022	$7,585,735	$16,334,075	$1,256,655	$861,884	$606,852	$432,143	$231,300	$19,722,909	2.6
2022	548,666	—	98,277	268,516	254,329	179,247	91,115	891,484	1.6
2023	805,364	—	—	184,182	471,838	419,265	235,801	1,311,086	1.6
2024	990,226	—	—	—	238,635	625,051	453,248	1,316,934	1.3
2025	1,167,747	—	—	—	—	293,593	546,749	840,342	0.7
2026	995,269	—	—	—	—	—	158,933	158,933	0.2
Subtotal	12,093,007	16,334,075	1,354,932	1,314,582	1,571,654	1,949,299	1,717,146	24,241,688	2.0
Europe:
<2022	3,421,004	4,512,881	516,314	432,671	383,208	336,631	224,061	6,405,766	1.9
2022	231,869	—	36,957	70,385	64,555	52,865	33,169	257,931	1.1
2023	259,255	—	—	40,975	89,799	78,352	48,517	257,643	1.0
2024	353,182	—	—	—	50,469	128,970	88,249	267,688	0.8
2025	234,058	—	—	—	—	44,123	68,569	112,692	0.5
2026	198,287	—	—	—	—	—	26,889	26,889	0.1
Subtotal	4,697,655	4,512,881	553,271	544,031	588,031	640,941	489,454	7,328,609	1.6
Other geographies(4):
All vintages	340,283	538,948	3,334	3,954	2,793	2,546	2,523	554,098	1.6
Subtotal	340,283	538,948	3,334	3,954	2,793	2,546	2,523	554,098	1.6
Total	$17,130,945	$21,385,904	$1,911,537	$1,862,567	$2,162,478	$2,592,786	$2,209,123	$32,124,395	1.9
________________________
(1)Adjusted for Put-Backs and Recalls. Put-Backs (“Put-Backs”) and recalls (“Recalls”) represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2026, excluding collections on behalf of others.
(3)Cumulative Collections Money Multiple (“CCMM”) through September 30, 2026 refers to cumulative collections as a multiple of purchase price.
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

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections	Total Estimated Collections	Purchase Price Multiple(3)
United States:
<2022	$7,585,735	$19,722,909	$645,964	$20,368,873	2.7
2022	548,666	891,484	263,840	1,155,324	2.1
2023	805,364	1,311,086	653,096	1,964,182	2.4
2024	990,226	1,316,934	1,185,908	2,502,842	2.5
2025	1,167,747	840,342	1,975,994	2,816,336	2.4
2026	995,269	158,933	2,160,771	2,319,704	2.3
Subtotal	12,093,007	24,241,688	6,885,573	31,127,261	2.6
Europe:
<2022	3,421,004	6,405,766	1,695,113	8,100,879	2.4
2022	231,869	257,931	201,431	459,362	2.0
2023	259,255	257,643	274,369	532,012	2.1
2024	353,182	267,688	540,356	808,044	2.3
2025	234,058	112,692	415,378	528,070	2.3
2026	198,287	26,889	417,084	443,973	2.2
Subtotal	4,697,655	7,328,609	3,543,731	10,872,340	2.3
Other geographies(4):
All vintages	340,283	554,098	11,774	565,872	1.7
Subtotal	340,283	554,098	11,774	565,872	1.7
Total	$17,130,945	$32,124,395	$10,441,078	$42,565,473	2.5
________________________
(1)Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-backs, Recalls, and other adjustments. Put-Backs and Recalls represent ineligible accounts that are returned by us or recalled by the seller pursuant to specific guidelines as set forth in the respective purchase agreement.
(2)Cumulative collections from inception through September 30, 2026, excluding collections on behalf of others.
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

	Estimated Remaining Collections by Year of Purchase(1)
	2026(3)	2027	2028	2029	2030	2031	2032	2033	2034	>2034	Total(2)
United States:
<2022	$64,355	$192,826	$125,010	$85,051	$58,018	$39,782	$27,417	$18,716	$12,721	$22,068	$645,964
2022	23,505	75,587	49,788	34,372	24,460	17,364	12,089	8,374	5,894	12,407	263,840
2023	59,218	186,835	126,702	84,762	58,724	41,723	29,662	20,589	14,322	30,559	653,096
2024	117,697	348,565	219,393	151,775	106,721	75,768	53,083	37,067	25,697	50,142	1,185,908
2025	161,682	587,328	371,868	253,617	181,468	128,405	91,325	63,968	44,694	91,639	1,975,994
2026	127,507	566,803	473,208	300,800	203,425	142,932	102,411	73,675	52,031	117,979	2,160,771
Subtotal	553,964	1,957,944	1,365,969	910,377	632,816	445,974	315,987	222,389	155,359	324,794	6,885,573
Europe:
<2022	66,986	244,843	214,366	182,869	156,018	133,945	116,365	102,056	90,264	387,401	1,695,113
2022	10,486	36,728	30,559	24,632	19,934	16,384	13,364	10,678	8,831	29,835	201,431
2023	14,297	50,585	42,320	34,025	27,140	21,886	17,892	14,584	11,856	39,784	274,369
2024	24,631	86,816	73,394	61,234	50,587	41,929	35,416	30,703	26,811	108,835	540,356
2025	19,829	71,346	59,302	48,479	39,368	32,085	26,489	22,613	19,169	76,698	415,378
2026	16,005	65,024	59,721	48,653	40,101	33,132	27,653	23,586	20,259	82,950	417,084
Subtotal	152,234	555,342	479,662	399,892	333,148	279,361	237,179	204,220	177,190	725,503	3,543,731
Other geographies(4):
All vintages	1,459	4,084	2,640	1,720	884	467	243	143	74	60	11,774
Subtotal	1,459	4,084	2,640	1,720	884	467	243	143	74	60	11,774
Portfolio ERC	707,657	2,517,370	1,848,271	1,311,989	966,848	725,802	553,409	426,752	332,623	1,050,357	10,441,078
REO ERC(5)	6,833	3,766	—	—	—	—	—	—	—	—	10,599
Total ERC	$714,490	$2,521,136	$1,848,271	$1,311,989	$966,848	$725,802	$553,409	$426,752	$332,623	$1,050,357	$10,451,677
________________________
(1)As of September 30, 2026, ERC for Zero Basis Portfolios includes $17.7 million for purchased consumer and bankruptcy receivables in the United States. ERC for Zero Basis Portfolios in Europe and other geographies was immaterial. ERC also includes $11.8 million from non-accrual portfolios, primarily in other geographies.
(2)Represents the expected remaining cash collections over a 180-month period. As of September 30, 2026, ERC for 84-months was $8,971.3 million.
(3)Amount for 2026 consists of three months data from October 1, 2026 to December 31, 2026.
(4)Annual pool groups for other geographies have been aggregated for disclosure purposes.
(5)Real estate-owned assets (“REO”) ERC includes $10.6 million of estimated future cash flows for Europe.

Estimated Future Collections Applied to Receivable Portfolios
As of September 30, 2026, we had $4.8 billion in receivable portfolios. The estimated future collections applied to the receivable portfolios net balance is as follows (in thousands):

Years Ending December 31,	United States	Europe	Other Geographies	Total Amortization
2026(1)	$231,827	$60,946	$1,177	$293,950
2027	917,924	224,635	3,178	1,145,737
2028	659,933	200,458	1,931	862,322
2029	423,983	164,950	1,182	590,115
2030	291,321	134,268	506	426,095
2031	205,325	109,703	338	315,366
2032	146,763	91,673	185	238,621
2033	104,350	79,162	112	183,624
2034	73,027	70,123	59	143,209
2035	51,587	65,130	32	116,749
2036	37,899	60,586	15	98,500
2037	28,270	57,169	4	85,443
2038	22,330	57,500	—	79,830
2039	17,088	57,416	—	74,504
2040	10,571	52,496	—	63,067
2041	3,423	42,857	—	46,280
Total	$3,225,621	$1,529,072	$8,719	$4,763,412
________________________
(1)Amount for 2026 consists of three months data from October 1, 2026 to December 31, 2026.

Liquidity and Capital Resources
Liquidity
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Net cash provided by operating activities	$159,630	$136,388
Net cash used in investing activities	(175,638)	(215,549)
Net cash provided by financing activities	20,576	50,556
Operating Cash Flows
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.
Net cash provided by operating activities was $159.6 million and $136.4 million during the nine months ended September 30, 2026 and 2025, respectively. Operating cash flows are derived by adjusting net income for non-cash operating items such as depreciation and amortization, changes in recoveries, stock-based compensation charges, deferred income tax, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations. Adjusting for the changes in recoveries resulted in a decrease in operating cash flows by $244.9 million and $140.7 million during the nine months ended September 30, 2026 and 2025, respectively. Refer to “Note 5: Receivable Portfolios, Net” in the notes to our condensed consolidated financial statements for discussion relating to changes in recoveries.
Investing Cash Flows
Net cash used in investing activities was $175.6 million and $215.5 million during the nine months ended September 30, 2026 and 2025, respectively. Cash provided by or used in investing activities is primarily affected by receivable portfolio purchases offset by collection proceeds applied to the principal of our receivable portfolios. Receivable portfolio purchases, net of put-backs, were $1,187.1 million and $1,066.2 million during the nine months ended September 30, 2026 and 2025, respectively. Collection proceeds applied to the principal of our receivable portfolios were $1,004.4 million and $846.3 million during the nine months ended September 30, 2026 and 2025, respectively. Refer to Purchases and Collections within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion relating to purchases and collections.
Financing Cash Flows
Net cash provided by financing activities was $20.6 million and $50.6 million during the nine months ended September 30, 2026 and 2025, respectively. Financing cash flows are generally affected by borrowings under our credit facilities and proceeds from various debt offerings, offset by repayments of amounts outstanding under our credit facilities and repayments of various notes. Borrowings under our credit facilities were $1,297.8 million and $812.8 million during the nine months ended September 30, 2026 and 2025, respectively. Repayments of amounts outstanding under our credit facilities were $946.2 million and $699.5 million during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we issued $750.0 million in senior secured notes that mature in 2032. We used a portion of the proceeds from this offering to redeem the $500.0 million principal outstanding under the Encore 2029 Notes in full. During the nine months ended September 30, 2026, we issued €325.0 million (approximately $368.3 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of September 30, 2026) in floating rate senior secured notes due 2033. We used the proceeds from this offering, together with drawings under our Global Senior Facility, to redeem the €415.0 million (approximately $470.2 million based on an exchange rate of $1.00 to €0.88, the exchange rate as of September 30, 2026) principal outstanding under the Encore 2028 Floating Rate Notes in full. During the nine months ended September 30, 2026, we paid $367.9 million to settle the 2029 Convertible Notes using drawings under our Global Senior Facility.

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
We are in compliance in all material respects with all covenants under our financing arrangements. See “Note 7: Borrowings” in the notes to our condensed consolidated financial statements for a further discussion of our debt. Available capacity under our Global Senior Facility, was $510.2 million as of September 30, 2026.
In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by our management and Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at our discretion. During the three and nine months ended September 30, 2026, we repurchased 269,018 and 944,687 shares of our common stock for $26.7 million and $73.4 million, respectively, under the share repurchase program. During the three and nine months ended September 30, 2025, we repurchased 243,174 and 951,098 shares of our common stock for $10.0 million and $35.0 million, respectively, under the share repurchase program. As of September 30, 2026, we had remaining authority to purchase $229.0 million of our common stock. Our practice is to retire the shares repurchased.
Our cash and cash equivalents as of September 30, 2026, consisted of $54.8 million held by U.S.-based entities and $103.6 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Included in cash and cash equivalents is cash that was collected on behalf of, and remains payable to, third-party clients. The balance of cash held for clients was $10.4 million as of September 30, 2026.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. As of September 30, 2026, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Interest Rates. As of September 30, 2026, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In May 2021, our Board of Directors authorized a $300.0 million share repurchase program. In November 2025, our Board of Directors authorized an increase of an additional $300.0 million under the share repurchase program. Repurchases under this program are expected to be made from cash on hand and/or a drawing from our Global Senior Facility, and may be made from time to time, subject to market conditions and other factors, in the open market, through private transactions, block transactions, or other methods as determined by management and our Board of Directors, and in accordance with market conditions, other corporate considerations, and applicable regulatory requirements. During the three months ended September 30, 2026, the Company repurchased 269,018 shares of our common stock for $26.7 million. The following table presents information with respect to purchases of common stock of the Company during the three months ended September 30, 2026, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	$255,674,381
August 1, 2026 to August 31, 2026	123,993	$100.48	123,993	$243,215,148
September 1, 2026 to September 30, 2026	145,025	$98.19	145,025	$228,975,861
Total	269,018	$99.24	269,018	$228,975,861
________________________
(1)This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 5 – Other Information
On August 26, 2026, Ryan Bell, President, Midland Credit Management, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 5,000 shares of Encore Capital Group, Inc. common stock between January 4, 2027 and August 5, 2027, subject to certain conditions.

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

Date: November 4, 2026